Form 10-Q
period 1996-03-31
GLOBAL DIRECTMAIL CORP
filed 1996-05-15
CIK 945114

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    or

 [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

       For the transition period from ____________ to _____________



                      COMMISSION FILE NUMBER 1-13792

                          Global DirectMail Corp
          (Exact name of registrant as specified in its charter)

          Delaware                                             11-3262067
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification No.)


                           22 Harbor Park Drive
                      Port Washington, New York 11050
           (Address of registrant's principal executive offices)

                              (516) 625-1555
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X]  Yes       [   ]  No

The number of shares outstanding of the registrant's Common Stock as of May 6, 1996 was 37,856,990.

==============================================================================



                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL DIRECTMAIL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                March 31,        December 31,
                                                  1996               1995
                                                --------         ------------
                                               (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $64,511           $28,477
  Accounts receivable, net                       104,214            84,390
  Inventories                                     76,442            71,645
  Prepaid expenses and other current assets       24,531            28,268
                                                --------          --------
        Total current assets                     269,698           212,780

PROPERTY AND EQUIPMENT, net                       18,987            17,255

GOODWILL, net                                     16,096            16,125

NOTES RECEIVABLE  AND OTHER ASSETS                 1,296             1,355
                                                --------          --------

TOTAL                                           $306,077          $247,515
                                                ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $102,637           $85,189
  Current portion of long-term debt                5,285             5,395
                                                --------          --------

        Total current liabilities                107,922            90,584
                                                --------          --------
LONG-TERM DEBT                                     2,683             2,924
                                                --------          --------


SHAREHOLDERS' EQUITY:
  Preferred stock                                      -                 -
  Common stock                                       379               369
  Additional paid-in capital                     168,636           138,470
  Retained earnings                               26,080            14,688
  Cumulative translation adjustment                  377               480
                                                --------          --------
        Total shareholders' equity               195,472           154,007
                                                --------          --------
TOTAL                                           $306,077          $247,515
                                                ========          ========
See notes to condensed consolidated financial statements.



GLOBAL DIRECTMAIL CORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months and
                                                        Year to Date
                                                         March 31,
                                                      ----------------
                                                       1996       1995
                                                      -----       ----
                                                         (unaudited)

NET SALES                                           $218,732    $160,685

COST OF SALES                                        153,711     109,751
                                                    --------    --------

GROSS PROFIT                                          65,021      50,934

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          46,736      36,284
                                                    --------    --------

INCOME FROM OPERATIONS                                18,285      14,650

INTEREST AND OTHER (INCOME) EXPENSE, net                (238)        321

INCOME TAXES                                           7,131       1,029

OFFICER/SHAREHOLDERS' COMPENSATION                         -       6,403
                                                    --------    --------

NET INCOME                                         $  11,392    $  6,897
                                                   =========    ========

Net income per common share                        $     .31
                                                   =========

Common and common equivalent shares outstanding       37,279
                                                   =========

Pro Forma Income Data
Historical income before income taxes                            $ 7,926
Pro forma adjustments other than income taxes                      6,341
                                                                 -------
Pro forma income before income taxes                              14,267
Pro forma income taxes                                             5,564
                                                                 -------
Pro forma net income                                             $ 8,703
                                                                 =======
Pro forma net income per common share<F1>                        $   .26
                                                                 =======
Pro forma common shares outstanding<F1>                           33,735
                                                                 =======

<F1>
If the common shares outstanding after the Initial Public Offering in June 1995 were outstanding for the first quarter of 1995, then the pro forma net income per share would have been $0.24.

See notes to condensed consolidated financial statements





GLOBAL DIRECTMAIL CORP
CONDENSED STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
(IN THOUSANDS)




                                         Additional            Cumulative
                                 Common   Paid-in    Retained  Translation
                                 Stock    Capital    Earnings  Adjustment
                                 ------  ----------  --------  -----------


Balances, January 1, 1996                 $369    $138,470    $14,688    $480

Difference arising from translation
of foreign statements                                                  (103)

Net proceeds from sale of common stock      10      30,166

Net income                                                     11,392
                                                       ------

Balances, March 31, 1996                  $379    $168,636    $26,080    $377
                                          ====    ========    =======    ====


See notes to condensed consolidated financial statements.





GLOBAL DIRECTMAIL CORP
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                          Three-Month Period
                                                            Ended March 31,
                                                             1996     1995
                                                          --------- --------
                                                              (Unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                              $ 11,392   $ 6,897
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization, net                       1,030       372
    Provision for returns and doubtful accounts              1,317     2,841
  Changes in assets and liabilities:
    Accounts receivable                                    (21,493)  (17,879)
    Inventories                                             (5,187)   (6,807)
    Prepaid catalog expense and other prepaid expenses
    and current assets                                       3,639    (6,385)
    Accounts payable and accrued expenses                   17,814    21,738
                                                          --------   -------

        Net cash provided by operating activities            8,512       777
                                                          --------   -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property and equipment                       (2,768)     (806)
  Transactions with affiliated entities                          -       100
                                                          --------   -------

        Net cash used in investing activities               (2,768)     (706)
                                                          --------   -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net repayments of short-term borrowings from banks             -    (3,400)
  Repayment of long-term debt                                 (180)        -
  Advances to related parties                                    -      (393)
  Net proceeds from sale of common stock                    30,176         -
  Dividends paid                                                 -    (1,000)
  Other                                                         16         -
                                                          --------   -------

        Net cash provided by (used in)
          financing activities                              30,012    (4,793)
                                                          --------   -------

EFFECTS OF EXCHANGE RATES ON CASH                              278        57
                                                          --------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        36,034    (4,665)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             28,477     8,826
                                                          --------   -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 64,511   $ 4,161
                                                          ========   =======

See notes to condensed consolidated financial statements.





GLOBAL DIRECTMAIL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.ORGANIZATION AND BASIS OF PRESENTATION

Global DirectMail Corp ("Global" or the "Company") was incorporated and is the successor to several corporations owned by related shareholders. In connection with the consummation of an initial public offering in June 1995 (the "Initial Public Offering"), the stockholders of these predecessor companies agreed to exchange all of the outstanding capital stock for 28,400,000 shares of common stock of the Company and the predecessor companies terminated their elections to be treated as S Corporations.

In addition to this exchange, notes aggregating $97.8 million which were issued by certain of the predecessor companies to the shareholders, representing S Corporation earnings and tax basis through the date of the closing of the Initial Public Offering, were paid. Such payment was made net of $10.6 million of notes receivable from officers'/shareholders' and loans made to officers/shareholders of $1.2 million. In addition, all affiliated indebtedness which existed at that time was satisfied.

Pursuant to the Initial Public Offering, Global sold 8,308,750 shares at $17.50 per share. In March 1996 the Company completed an additional public offering of 1,000,000 shares at $32.25 per share.

Net income per common share for the three months ended March 31, 1996 was computed based on the weighted average number of common shares and share equivalents outstanding for the period.

The financial position of the Company as of March 31,1996 and the results of operations, cash flows, and changes in shareholders' equity for the three months ended March 31, 1996 include Tiger Direct, Inc. which was acquired in November 1995 and has been accounted for as a purchase. Goodwill which resulted from this transaction was approximately $21.9 million and is being amortized over a 20 year life.

All intercompany accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of March 31,1996 and the results of operations for the three months ended March 31, 1996 and 1995, cash flows for the three months ended March 31, 1996 and 1995 and changes in shareholders' equity for the three months ended March 31, 1996. The December 31, 1995 Balance Sheet has been extracted from the audited combined financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1995 and for the period then ended. The results for the three months ended March 31, 1996 are not necessarily indicative of the results for an entire year.

GLOBAL DIRECTMAIL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.PRO FORMA INFORMATION

Pro Forma Income Adjustments

The pro forma income data for the three month period ended March 31, 1995, present the effects on the historical combined financial statements of certain transactions as if they occurred as of the beginning of that period, including (1) reduced levels of compensation and royalty payments to officers/shareholders, (2) the elimination of $500,000 per year of compensation paid to a shareholder pursuant to a consulting agreement entered into in 1992 which terminated in connection with the Initial Public Offering and (3) provision for income taxes to eliminate the benefit, for income tax purposes, of the predecessor companies with S Corporation status.

Payments to Executive Officers'/Shareholders' - An adjustment has been made to eliminate (1) compensation paid to the Company's three principal executive officers/shareholders in excess of $300,000 each per annum and (2) royalty expenses paid under a royalty agreement to the Company's three principal officers/shareholders aggregating approximately $38,000 for the three month period ended March 31, 1995. In connection with the Initial Public
Offering, the amount of salary and bonus to be paid to each of the three executive officers/shareholders was reduced to $300,000 per year, the patents were assigned to Global and the royalty agreement was terminated.

Income Taxes - The pro forma adjustment reflects increased provisions for income taxes to an effective rate of 39 percent. While this effective rate represents the Company's pro forma tax rate based on historic earnings trends in the respective tax jurisdictions, this rate may change in the future in accordance with such trends and as tax credits currently available are fully utilized.

Pro Forma Net Income Per Common Share

Pro forma earnings per share ("EPS") was calculated based upon the weighted average number of common shares assumed outstanding for the three month period ended March 31, 1995. Pro forma EPS for the three months ended March 31, 1995 using the number of shares actually outstanding after the Initial Public Offering (36,708,750) would be $0.24.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Net sales increased by $58.0 million or 36.1% to $218.7 million in the first quarter of 1996 from $160.7 million in the first quarter of 1995. The increase was attributable to the inclusion of a full quarter of sales from Tiger Direct Inc., an increase in revenue from the Company's outbound telemarketing program, and an overall increase in the number of catalogs mailed including the introduction of five new catalog titles in Europe during the quarter. Primarily as a result of the introduction of these five new catalog titles, four of which were cross border mailings into countries in which the Company does not have an existing customer base, overall catalog response rates declined slightly compared to the first quarter of 1995. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Average order value (AOV) increased slightly during the quarter. This was due to the effects of continued increased sales of brand name products and hardware being primarily offset by the blending of Tiger Direct sales which have a lower AOV. Sales attributable to the Company's North American operations increased 35.4% to $152.2 million in the first quarter of 1996 from $112.4 million in the first quarter of 1995 while European sales increased 37.8% to $66.5 million in the first quarter 1996 from $48.3 million in the first quarter of 1995. Sales in Europe benefited from deeper market penetration in all existing markets, introduction of cross-border catalog mailings into Switzerland, Portugal, Belgium and Ireland, and the introduction of the first networking and datacom catalog into Germany.

Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $14.1 million or 27.7% to $65.0 million in the first quarter of 1996 from $50.9 million in the first quarter of 1995. Gross profit margin decreased to 29.7% of net sales in the first quarter of 1996 from 31.7% in the first quarter of 1995. The decrease in gross profit margin is due to the Company's continued strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products which typically have lower profit margins than many of the Company's other products and the inclusion of Tiger Direct whose product mix has a lower profit margin. As described below, the majority of this decline has been offset by a continued decline in selling, general and administrative expenses.

Selling, general and administrative expenses increased by $10.5 million or 28.8% to $46.7 million in the first quarter of 1996 from $36.3 million in the first quarter of 1995. Selling, general and administrative expenses decreased as a percentage of sales, to 21.4% in the first quarter of 1996 from 22.6% in the first quarter of 1995. The decrease as a percentage of net sales was primarily attributable to reduced costs as a result of (i) vendor supported advertising, (ii) continued expense control and (iii) the leveraging of selling, general and administrative expenses over a larger sales base.

Prior to the closing of the Company's Initial Public Offering on June 29, 1995, selling, general and administrative expenses excluded executive officer compensation paid to the Company's three principal stockholders who also serve as the Company's three principal executive officers. Effective as of June 29, 1995, a base salary of $300,000 per year was established for each of such executive officers. None of such executive officers is eligible for any increase in salary or any discretionary bonus until June 29, 1997. The increase in selling, general and administrative expenses attributable to such salaries was partially offset by the termination on June 29, 1995 of a $500,000 per year consulting agreement entered into in 1992 with a stockholder.

Income from operations increased by $3.6 million or 24.8% to $18.3 million from $14.7 million in the year ago quarter. Income from operations for the first quarter of 1996 as a percentage of net sales were negatively impacted by the inclusion of Tiger Direct and decreased to 8.4% from 9.1%. For the first quarter of 1995, income from operations, on a pro forma basis was $14.6 million or 9.1% of net sales.

Interest and other (income) expense, net, increased by $0.5 million to income of $0.2 million in the first quarter of 1996 from expense of $0.3 million in the first quarter of 1995 primarily due to interest income on short term investments.

Net income increased $4.5 million or 65.2% to $11.4 million in the first quarter of 1996 from $6.9 million in the first quarter of 1995, principally as a result of the increase in income from operations as described above. Net income on a pro forma basis adjusted to give effect to (i) the reduced levels of officer compensation described above, (ii) the elimination of the consulting contract and royalty expense described above, and (iii) the provision for income taxes at an assumed rate of 39%, would have been $8.7 million for the first quarter of 1995.

Liquidity and Capital Resources

The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth, (ii) acquisitions and (iii) prior to its Initial Public Offering, distributions to its stockholders to satisfy their tax liabilities resulting from the S Corporation status of certain of the Company's predecessor companies. The Company's primary sources of financing have been cash from operations, two equity offerings, and to a lesser extent, bank borrowings and loans from affiliates.

During the first three months of 1996 and 1995, net cash provided by operating activities was $8.5 million and $0.8 million, respectively. The increase resulted primarily from a decrease in prepaid expenses as a result of the Company reducing the amount of its inventory of unprinted catalog paper in response to stabilizing paper prices. During the first three months of 1996 and 1995, net cash used in investing activities was $2.8 million and $0.7 million, respectively. Net cash used in investing activities during both periods was predominantly for the acquisition of property and equipment. During the first three months of 1996 and 1995, net cash provided by (used in) financing activities was $30.0 million and ($4.8) million, respectively. Net cash provided by financing activities during the first three months of 1996 primarily reflects the net proceeds of $30.2 million (after estimated fees and expenses) from the issuance and sale of 1,000,000 shares of common stock by the Company at an offering price of $32.25 per share on March 26, 1996. The net proceeds from the offering will be used for general corporate purposes.


PART II - OTHER INFORMATION


Item 6.Exhibits

    (a) Exhibits.

   3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-92052).

   3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).


   4.1 Stockholders Agreement (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

   4.2  Specimen Stock Certificate (Incorporated herein by reference to
        Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

    (b) Reports on Form 8-K.

        On February 12, 1996, the Company filed a report on Form 8-K/A, amending the Company's report on Form 8-K filed on December 15, 1995. Such report included the Company's Unaudited Pro Forma Combined Balance Sheet as of September 30, 1995, giving effect to the acquisition of Tiger Direct Inc. as though it had been consummated on such date and the Company's Unaudited Pro Forma Combined Statements of Income for the nine month period ended September 30, 1995 and the year ended December 31, 1994, giving effect to the acquisition as though it had occurred at the beginning of each of the periods presented.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           GLOBAL DIRECTMAIL CORP



Date:  May 14, 1996  By: /s/ Richard Leeds
                         -----------------
                         Richard Leeds
                         Chairman and Chief Executive Officer



                     By: /s/ Kenneth J. Hall
                         -------------------
                         Kenneth J. Hall
                         Chief Financial Officer (Principal Financial Officer)