Form 10-Q
period 1996-06-30
GLOBAL DIRECTMAIL CORP
filed 1996-08-14
CIK 945114

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER 1-13792

                             Global DirectMail Corp
                             ----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       11-3262067
           --------                                       ----------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                              22 Harbor Park Drive
                         Port Washington, New York 11050
                         -------------------------------
              (Address of registrant's principal executive offices)

                                 (516) 625-1555
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

     The number of shares outstanding of the registrant's Common Stock as of June 30, 1996 was 37,856,990.

==============================================================================

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                             GLOBAL DIRECTMAIL CORP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                      June 30,    December 31,
                                                        1996         1995
                                                      --------    -----------
                                                      (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................     $ 49,063      $ 28,477
  Accounts receivable, net .......................      103,053        84,390
  Inventories ....................................       78,078        71,645
  Prepaid expenses and current assets ............       24,070        28,268
                                                       --------      --------
         Total current assets ....................      254,264       212,780

PROPERTY AND EQUIPMENT, net ......................       19,383        17,255

GOODWILL, net ....................................       15,936        16,125

NOTES RECEIVABLE AND OTHER ASSETS ................        1,383         1,355
                                                       --------      --------
TOTAL ............................................     $290,966      $247,515
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued expenses ..........     $ 82,351      $ 85,189
  Current portion of long term debt ..............          562         5,395
                                                       --------      --------
         Total current liabilities ...............       82,913        90,584
                                                       --------      --------

LONG TERM DEBT ...................................        2,931         2,924
                                                       --------      --------

STOCKHOLDERS' EQUITY:

  Preferred stock ................................         --            --
  Common stock ...................................          379           369
  Additional paid-in capital .....................      168,606       138,470
  Retained earnings ..............................       35,867        14,688
  Cumulative translation adjustment ..............          270           480
                                                       --------      --------
         Total stockholders' equity ..............      205,122       154,007
                                                       --------      --------
TOTAL ............................................     $290,966      $247,515
                                                       ========      ========

           See notes to condensed consolidated financial statements.

                             GLOBAL DIRECTMAIL CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                         June 30,
                                                    --------------------------        -------------------------
                                                       1996             1995             1996            1995
                                                    ---------        ---------        ---------       ---------
                                                             (unaudited)                    (unaudited)

NET SALES ......................................... $ 213,707         $ 149,443        $ 432,439       $ 310,128

COST OF SALES .....................................    153,637          103,853          307,348         213,604
                                                     ---------        ---------        ---------       ---------

GROSS PROFIT ......................................     60,070           45,590          125,091          96,524

SELLING, GENERAL AND ADMINISTRATIVE ...............     44,601           33,445           91,337          69,729
                                                     ---------        ---------        ---------       ---------

INCOME FROM OPERATIONS ............................     15,469           12,145           33,754          26,795

INTEREST AND OTHER (INCOME) EXPENSE, net ..........       (445)           1,395             (683)          1,716

INCOME TAXES ......................................      6,127              780           13,258           1,809

OFFICER/SHAREHOLDERS' COMPENSATION ................       --             (1,696)            --             4,707
                                                     ---------        ---------        ---------       ---------
NET INCOME ........................................  $   9,787        $  11,666        $  21,179       $  18,563
                                                     =========        =========        =========       =========

Net income per common share .......................  $     .26                         $     .56
                                                     =========                         =========

Common and common equivalent shares outstanding ...     38,296                            37,819
                                                     =========                         =========


Pro Forma Income Data

Historical income before income taxes                                  $ 12,446                         $ 20,372
Pro forma adjustments other than income taxes                              (657)                           5,684
                                                                      ---------                        ---------
Pro forma income before income taxes                                     11,789                           26,056
Pro forma income taxes                                                    4,598                           10,162
                                                                      ---------                        ---------
Pro forma net income                                                   $  7,191                         $ 15,894
                                                                      =========                        =========
Pro forma net income per common share (1)                              $    .21                         $    .47
                                                                      =========                        =========
Pro forma common shares outstanding (1)                                  33,926                           33,867
                                                                      =========                        =========

- -----------
(1) If the common shares outstanding after the Initial Public Offering in June 1995 were outstanding for the three and six month periods ended June 30, 1995, then the pro forma net income per share for the three and six month periods ended June 30, 1995 would have been $0.20 and $0.43 respectively.

           See notes to condensed consolidated financial statements.

                             GLOBAL DIRECTMAIL CORP
            CONDENSED STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                Additional           Cumulative
                                       Common    Paid-in   Retained Translation
                                        Stock    Capital   Earnings  Adjustment
                                        -----    -------   --------  ----------

Balances, January 1, 1996 .........   $    369   $138,470  $ 14,688   $    480

Difference arising from translation
  of foreign statements ...........                                       (210)

Net proceeds from sale of
  common stock ....................         10     30,136

Net income ........................                          21,179
                                      --------   --------  ---------  --------

Balances, June 30, 1996 ...........   $    379   $168,606  $ 35,867   $    270
                                      ========   ========  ========   ========

           See notes to condensed consolidated financial statements.

                             GLOBAL DIRECTMAIL CORP
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                            Six-Month Period
                                                             Ended June 30,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------
                                                               (Unaudited)

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:

   Net income  ........................................  21,179      $  18,563
   Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:

     Depreciation and amortization, net ...............   2,051            754
     Provision for returns and doubtful accounts ......   2,133          3,113
   Changes in assets and liabilities:

     Accounts receivable .............................. (21,087)        (9,262)
     Inventories ......................................  (6,751)        (5,701)
     Prepaid catalog expense and other
     prepaid expenses and current assets ..............   4,452         (8,614)
     Accounts payable and accrued expenses ............  (2,656)         5,938
                                                        -------      ---------
              Net cash (used in) provided by
                operating activities ..................    (679)         4,791
                                                        -------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:

   Additions to property and equipment ................  (4,462)        (2,742)
   Transactions with affiliated entities ..............     --             572
                                                        -------      ---------

              Net cash used in investing activities ...  (4,462)        (2,170)
                                                         -------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Net repayments of short-term borrowings from banks .      --        (19,100)
   Repayment of long-term debt ........................  (4,830)            --
   Repayment of notes payable to related parties
     and advances to related parties ..................      --           4,702
   Net proceeds from sale of common stock .............  30,146        134,512
   Dividends paid .....................................     --           (2,000)
   Payment of notes payable to shareholders ...........     --          (97,800)
                                                        ------        ---------
              Net cash provided by financing
                  activities........................... 25,316           20,314
                                                        ------        ---------

EFFECTS OF EXCHANGE RATES ON CASH .....................    411              125
                                                        ------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............. 20,586           23,060

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ....... 28,477            8,826
                                                        ------        ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ............. 49,063        $  31,886
                                                        ======        =========


           See notes to condensed consolidated financial statements.

                             GLOBAL DIRECTMAIL CORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Global DirectMail Corp ("Global" or the "Company") was incorporated in April 1995 and is the successor to several corporations owned by related shareholders. In connection with the consummation of an initial public offering in June 1995 (the "Initial Public Offering"), the shareholders of these predecessor companies agreed to exchange all of the outstanding capital stock for 28,400,000 shares of common stock of the Company and the predecessor companies terminated their elections to be treated as S Corporations.

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

     Net income per common share for the three and six months ended June 30, 1996 was computed based on the weighted average number of common shares and share equivalents outstanding for the period.

     The financial position of the Company as of June 30,1996, the results of operations for the three and six months ended June 30, 1996, and cash flows and changes in stockholders' equity for the six months ended June 30, 1996 include Tiger Direct, Inc. ("Tiger Direct") which was acquired in November 1995 and has been accounted for as a purchase. Goodwill which resulted from this transaction was approximately $21.9 million and is being amortized over a 20 year life.

     All intercompany accounts have been eliminated in consolidation.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of June 30,1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995 and changes in stockholders' equity for the six months ended June 30, 1996. The December 31, 1995 Balance Sheet has been extracted from the audited combined financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1995 and for the period then ended. The results for the three and six months ended June 30, 1996 are not necessarily indicative of the results for an entire year.

                             GLOBAL DIRECTMAIL CORP

2.   PRO FORMA INFORMATION

     Pro Forma Income Adjustments

     The pro forma income data for the three and six month periods ended June 30, 1995 present the effects on the historical combined financial statements of certain transactions as if they occurred as of the beginning of that period, including (1) reduced levels of compensation and royalty payments to officers/shareholders, (2) the elimination of $500,000 per year of compensation paid to a shareholder pursuant to a consulting agreement entered into in 1992 which terminated in connection with the Initial Public Offering, (3) the elimination of $1.1 million of interest expense on certain notes issued to certain shareholders of the predecessor companies, and (4) provision for income taxes to eliminate the benefit, for income tax purposes, of the predecessor companies with S Corporation status.

     Payments to Executive Officers'/Shareholders' - An adjustment has been made to eliminate (1) compensation paid to the Company's three principal executive officers/shareholders in excess of $300,000 each per annum and (2) royalty expenses paid under a royalty agreement to the Company's three principal officers/shareholders aggregating approximately $47,000 and $85,000 respectively for the three and six month periods ended June 30, 1995. In connection with the Initial Public Offering, the amount of salary and bonus to be paid to each of the three executive officers/shareholders was reduced to $300,000 per year, the patents were assigned to Global and the royalty agreement was terminated.

     Income Taxes - The pro forma adjustment reflects increased provisions for income taxes to an effective rate of 39 percent for the three and six month periods ended June 30, 1995. While this effective rate represents the Company's pro forma tax rate based on historic earnings trends in the respective tax jurisdictions, this rate may change in the future in accordance with such trends and as tax credits currently available are fully utilized.

     Pro Forma Net Income Per Common Share

     Pro forma earnings per share ("EPS") was calculated based upon the weighted average number of common shares assumed outstanding for the three and six month periods ended June 30, 1995. Pro forma EPS for the three months and six months ended June 30, 1995 using the number of shares actually outstanding after the Initial Public Offering (36,708,750) would be $0.20 and $0.43, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Net sales increased by $64.3 million or 43.0% to $213.7 million in the second quarter of 1996 from $149.4 million in the second quarter of 1995. The increase was attributable to (i) the inclusion of a full quarter of sales in North America from Tiger Direct, (ii) increased revenues from the Company's outbound telemarketing program (iii) an increase in the number of catalogs mailed, including certain new catalog titles introduced in the first quarter in Europe and (iv) increased catalog response rates compared to the second quarter of 1995. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Average order value increased by 5.6% compared to the year ago quarter as a result of the continued increases in sales of brand name products and hardware. Sales attributable to the Company's North American operations increased 51.0% to $160.2 million in the second quarter of 1996 from $106.1 million in the second quarter of 1995 while European sales increased 23.6% to $53.5 million in the second quarter 1996 from $43.3 million in the second quarter of 1995. Sales growth in the UK and France remained strong. The remainder of Europe grew more modestly.

         Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $14.5 million or 31.8% to $60.1 million in the second quarter of 1996 from $45.6 million in the second quarter of 1995. Gross profit margin decreased to 28.1% of net sales in the second quarter of 1996 from 30.5% in the second quarter of 1995. The decrease in gross profit margin is due to the Company's continued strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products which typically have lower profit margins than many of the Company's other products, and the inclusion of Tiger Direct whose product mix has a lower profit margin. As described below, the significant portion of this decline has been offset by a continued decline in selling, general and administrative expenses as a percentage of net sales.

         Selling, general and administrative expenses increased by $11.2 million or 33.5% to $44.6 million in the second quarter of 1996 from $33.4 million in the second quarter of 1995. Selling, general and administrative expenses decreased as a percentage of sales, to 20.9% in the second quarter of 1996 from 22.4% in the second quarter of 1995. The decrease as a percentage of net sales was primarily attributable to reduced costs as a result of (i) vendor supported advertising, (ii) continued expense control and (iii) the leveraging of selling, general and administrative expenses over a larger sales base.

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

         Income from operations increased by $3.3 million or 27.4% to $15.5 million from $12.1 million in the year ago quarter. Income from operations for the second quarter of 1996 as a percentage of net sales decreased to 7.2% from 8.1% in the year ago quarter. The decrease was primarily the result of the inclusion of Tiger Direct in the second quarter of 1996, which operated at approximately break even for the quarter.

         Tiger Direct was acquired in November of 1995 and is being accounted for under the purchase method of accounting. The Company's 1995 second quarter results do not include the pre-acquisition losses from Tiger Direct, Inc. that were reported in Tiger Direct's second quarter 1995 report on Form 10-Q.

         Interest and other (income) expense, net, increased by $1.9 million to income of $0.4 million in the second quarter of 1996 from expense of $1.5 million in the second quarter of 1995. Interest expense decreased as a result of the repayment of certain notes to certain shareholders of the predecessor companies at the end of the 1995 second quarter. Interest income increased as a result of short term investments for the second quarter of 1996. For the second quarter of 1995, interest and other (income) expense, net, on a pro forma basis was expense of $0.3 million after the elimination of interest expense on certain notes issued to certain shareholders of the predecessor companies.

         Net income decreased $1.9 million to $9.8 million in the second quarter of 1996 from $11.7 million in the second quarter of 1995. Net income increased by $2.6 million in the second quarter of 1996 from pro forma net income of $7.2 million in the second quarter of 1995. Pro forma net income for the second quarter of 1995 reflects adjustments to give effect to (i) reduced levels of officer compensation described above, (ii) elimination of the consulting contract and royalty expense described above,
(iii) elimination of interest expense on certain notes issued to certain shareholders of the predecessor companies described above and (iv) the provision for income taxes at an assumed rate of 39%.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Net sales increased by $122.3 million or 39.4% to $432.4 million in the first six months of 1996 from $310.1 million in the first six months of 1995. The increase was attributable to (i) the inclusion of six months of sales in North America from Tiger Direct, (ii) increased revenues from the Company's outbound telemarketing program (iii) an increase in the number of catalogs mailed including certain new catalog titles introduced in the first quarter in Europe. As a result of the new catalog introductions which included cross border mailings into countries in which the Company does not have an existing customer base, response rates compared to the first six months of 1995 decreased slightly. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Average order value increased by 5.4% compared to the year ago period as a result of the continued increases in sales of brand name products and hardware. Sales attributable to the Company's North American operations increased 42.9% to $312.4 million in the first six months of 1996 from $218.6 million in the first six months of 1995 while European sales increased 31.1% to $120.0 million in the first six months 1996 from $91.6 million in the first six months of 1995. Sales growth in the UK and France remained strong.
The remainder of Europe grew more modestly.

         Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $28.6 million or 29.6% to $125.1 million in the first six months of 1996 from $96.5 million in the first six months of 1995. Gross profit margin decreased to 28.9% of net sales in the first six months of 1996 from 31.1% in the first six months of 1995. The decrease in gross profit margin is due to the Company's continued strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products which typically have lower profit margins than many of the Company's other products, and the inclusion of Tiger Direct whose product mix has a lower profit margin. As described below, the significant portion of this decline has been offset by a continued decline in selling, general and administrative expenses as a percentage of net sales.

         Selling, general and administrative expenses increased by $21.6 million or 31.0% to $91.3 million in the first six months of 1996 from $69.7 million in the first six months of 1995. Selling, general and administrative expenses decreased as a percentage of sales, to 21.1% in the first six months of 1996 from 22.5% in the first six months of 1995. The decrease as a percentage of net sales was primarily attributable to reduced costs as a result of (i) vendor supported advertising, (ii) continued expense control and (iii) the leveraging of selling, general and administrative expenses over a larger sales base.

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

         Income from operations increased by $7.0 million or 26.0% to $33.8 million from $26.8 million in the year ago quarter. Income from operations for the first six months of 1996 as a percentage of net sales decreased to 7.8% from 8.6% in the year ago quarter. The decrease was primarily the result of the inclusion of Tiger Direct in the first six months of 1996, which operated at a small loss for the period.

         Tiger Direct was acquired in November of 1995 and is being accounted for under the purchase method of accounting. The Company's 1995 first six months results do not include the pre-acquisition losses from Tiger Direct, Inc. that were reported for the first six months of 1995 in Tiger Direct's second quarter report on Form 10-Q.

         Interest and other (income) expense, net, increased by $2.4 million to income of $0.7 million in the first six months of 1996 from expense of $1.7 million in the first six months of 1995. Interest expense decreased as a result of the repayment of certain notes to the certain shareholders of the predecessor companies at the end of the first six months of 1995. Interest income increased as a result of short term investments for the first six months of 1996. For the first six months of 1995, interest and other (income) expense, net, on a pro forma basis was expense of $0.6 million after the elimination of interest expense on certain notes issued to certain shareholders of the predecessor companies.

         Net income increased $2.6 million to $21.2 million in the first six months of 1996 from $18.6 million in the first six months of 1995. Net income increased by $5.3 million in the first six months of 1996 from pro forma net income of $15.9 million in the first six months of 1995. Pro forma net income for the first six months of 1995 reflects adjustments to give effect to (i) reduced levels of officer compensation described above,
(ii) elimination of the consulting contract and royalty expense described above, (iii) elimination of interest expense on certain notes issued to certain shareholders of the predecessor companies described above and (iv) the provision for income taxes at an assumed rate of 39%.

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

         During the first six months of 1996 the Company received $30.1 million (net of estimated fees and expenses) from the sale of 1,000,000 shares of common stock. Also during the first six months of 1996 the Company repaid $4.6 million of the European bank debt that was outstanding at the end of 1995.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         The Company's Annual Meeting of Stockholders was held on May 2, 1996. At the meeting, (i) six persons were elected as directors of the Company, (ii) the appointment of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1996 was ratified and (iii) the Company's 1995 Stock Plan for Non-Employee Directors was approved.

         The number of votes cast for, against or withheld and the number of non-votes for each of the above-listed matters is as follows:

                           For          Withheld    Against    Non-Vote
                         ----------     --------    --------   --------

Election of Directors
(by nominee):

Richard Leeds            34,742,397       77,031
Bruce Leeds              34,743,972       75,456
Robert Leeds             34,744,010       75,418
Robert Dooley            34,742,760       76,668
Robert Rosenthal         34,744,010       75,418
Stacy Dick               34,743,401       76,027
Ratification
 of Appointment
 of Auditors             34,805,999                    7,130      6,299
Approval of 1995
 Stock Plan for
 Non-Employee
 Directors               34,019,368                  764,979     35,081

Item 6.  Exhibits

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

 27       Financial Data Schedule.

         (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GLOBAL DIRECTMAIL CORP

                                          /s/ Richard Leeds
Date:  August 14, 1996                By:___________________________________
                                          Richard Leeds
                                          Chairman and Chief Executive Officer


                                          /s/ Kenneth J. Hall
                                      By:___________________________________
                                          Kenneth J. Hall
                                          Chief Financial Officer
                                          (Principal Financial Officer)

==============================================================================