Form 10-Q
period 1996-06-30
GLOBAL DIRECTMAIL CORP
filed 1996-11-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER 1-13792

                             Global DirectMail Corp
             (Exact name of registrant as specified in its charter)

             Delaware                                        11-3262067
    (Sate or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

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

                                                     [X]  Yes       [   ]  No

The number of shares outstanding of the registrant's Common Stock as of November 1, 1996 was 37,857,284.

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 GLOBAL DIRECTMAIL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

                                                September 30,    December 31,
                                                      1996          1995
                                                -------------    ------------
                                                 (Unaudited)

ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                       $  61,908       $   28,477
  Accounts receivable, net                          104,049           84,390
  Inventories                                        77,550           71,645
  Prepaid expenses and current assets                24,427           28,268
                                                  ---------       ----------

         Total current assets                       267,934          212,780

PROPERTY AND EQUIPMENT, net                          19,809           17,255

GOODWILL, net                                        16,222           16,125

OTHER ASSETS                                          1,025            1,355
                                                  ---------       ----------

TOTAL                                             $ 304,990       $  247,515
                                                  =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued expenses           $  84,381       $   85,189
  Short term bank debt                                1,772              -
  Current portion of long term debt                     783            5,395
                                                  ---------       ----------

         Total current liabilities                   86,936           90,584
                                                  ---------       ----------

LONG TERM DEBT                                        2,572            2,924
                                                  ---------       ----------


STOCKHOLDERS' EQUITY:

  Preferred stock                                       -                -
  Common stock                                          379              369
  Additional paid-in capital                        168,356          138,470
  Retained earnings                                  46,550           14,688
  Cumulative translation adjustment                     197              480
                                                  ---------       ----------
         Total stockholders' equity                 215,482          154,007
                                                  ---------       ----------

TOTAL                                             $ 304,990       $  247,515
                                                  =========       ==========

See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                            --------------------        --------------------
                                                            1996         1995           1996            1995
                                                               (unaudited)                   (unaudited)

NET SALES                                                 $225,868      $ 152,949      $ 658,307      $ 463,077

COST OF SALES                                              165,555        105,451        472,903        319,055
                                                          --------     ----------     ----------    -----------

GROSS PROFIT                                                60,313         47,498        185,404        144,022

SELLING, GENERAL AND ADMINISTRATIVE                         43,476         34,729        134,813        104,458
                                                          --------     ----------     ----------    -----------

INCOME FROM OPERATIONS                                      16,837         12,769         50,591         39,564

INTEREST AND OTHER (INCOME) EXPENSE, net                      (534)          (247)        (1,217)         1,469

INCOME TAXES                                                 6,688          5,076         19,946          6,885

OFFICER/SHAREHOLDERS' COMPENSATION                              -              -              -           4,707
                                                          --------     ----------     ----------    -----------

NET INCOME                                                $ 10,683     $    7,940     $   31,862    $    26,503
                                                          ========     ==========     ==========    ===========

Net income per common share                               $    .28     $      .22     $      .84
                                                          ========     ==========     ==========

Common and common equivalent shares outstanding             38,378         36,874         38,068
                                                          ========     ==========     ==========

Pro Forma Income Data

Historical income before income taxes                                                                  $ 33,388
Pro forma adjustments other than income taxes                                                             5,684
Pro forma income before income taxes                                                                     39,072
Pro forma income taxes                                                                                   15,238
Pro forma net income                                                                                   $ 23,834
Pro forma net income per common share (1)                                                              $    .68
Pro forma common shares outstanding (1)                                                                  34,863

--------------
(1) If the common shares outstanding after the Initial Public Offering in June 1995 were outstanding for the nine month period ended September 30, 1995, then the pro forma net income per share for the nine month period ended September 30, 1995 would have been $0.65.

See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP

CONDENSED STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY

(IN THOUSANDS)
                                                         Additional                  Cumulative
                                            Common        Paid-in        Retained    Translation
                                             Stock        Capital        Earnings    Adjustment
                                           -------       ----------      --------    -----------
Balances, December 31, 1995                $    369         $138,470     $  14,688       $  480

Difference arising from translation

  of foreign statements                                                                    (283)

Net proceeds from sale of common stock           10           29,886

Net income                                                                  31,862
                                           --------         --------     ---------     --------
Balances, September 30, 1996               $    379         $168,356     $  46,550       $  197
                                           ========         ========     =========       ======





See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(IN THOUSANDS)
                                                                                           Nine-Month Period
                                                                                           Ended September 30,
                                                                                          1996            1995
                                                                                        ---------       -------
                                                                                               (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                                           $ 31,862      $ 26,503
   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization, net                                                     2,829        1,314
     Provision for returns and doubtful accounts                                            2,512        3,814
   Changes in assets and liabilities:

     Accounts receivable                                                                  (22,278)     (15,660)
     Inventories                                                                           (6,127)      (9,395)
     Prepaid catalog expense and other prepaid expenses and current assets                  4,426       (8,730)
     Accounts payable and accrued expenses                                                   (649)      12,720
                                                                                        ----------   ---------

              Net cash provided by operating activities                                    12,575       10,566
                                                                                        ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:

   Additions to property and equipment                                                     (5,884)      (3,929)
   Transactions with affiliated entities                                                        -          993
   Advances to Tiger Direct, Inc.                                                                -      (5,793)

              Net cash used in investing activities                                        (5,884)      (8,729)
                                                                                        ---------    ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Net borrowing / (repayments) of short-term bank debt                                      1,772     (19,100)
   Repayment of long-term debt                                                             (4,981)           -
   Repayment of notes payable to related parties and advances to related parties                -        4,702
   Net proceeds from sale of common stock                                                  29,896      134,512
   Dividends paid                                                                               -       (2,000)
   Payment of notes payable to shareholders                                                     -      (97,800)
                                                                                        ---------    ----------

              Net cash provided by financing activities                                    26,687       20,314
                                                                                        ---------    ---------

EFFECTS OF EXCHANGE RATES ON CASH                                                              53           92
                                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  33,431       22,243

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            28,477        8,826
                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $  61,908    $  31,069
                                                                                        =========    =========

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

     Net income per common share for the three and nine months ended September 30, 1996 was computed based on the weighted average number of common shares and share equivalents outstanding for the period.

     The financial position of the Company as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996, and cash flows and changes in stockholders' equity for the nine months ended September 30, 1996 include Tiger Direct, Inc. ("Tiger Direct") which was acquired in November 1995 and has been accounted for as a purchase. Goodwill which resulted from this transaction was approximately $21.9 million and is being amortized over a 35 year life.

     All intercompany accounts have been eliminated in consolidation.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30,1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, cash flows for the nine months ended September 30, 1996 and 1995 and changes in stockholders' equity for the nine months ended September 30, 1996. The December 31, 1995 Balance Sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1995 and for the period then ended. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for an entire year.

GLOBAL DIRECTMAIL CORP

2.   PRO FORMA INFORMATION

     Pro Forma Income Adjustments

     The pro forma income data for the nine month period ended September 30, 1995 present the effects on the historical combined financial statements of certain transactions as if they occurred as of the beginning of that period, including (1) reduced levels of compensation and royalty payments to officers/shareholders, (2) the elimination of $500,000 per year of compensation paid to a shareholder pursuant to a consulting agreement entered into in 1992 which terminated in connection with the Initial Public Offering, (3) the elimination of $1.1 million of interest expense on certain notes issued to certain shareholders of the predecessor companies, and (4) provision for income taxes to eliminate the benefit, for income tax purposes, of the predecessor companies with S Corporation status.

     Payments to Executive Officers / Shareholders - An adjustment has been made to eliminate (1) compensation paid to the Company's three principal executive officers/shareholders in excess of $300,000 each per annum and
     (2) royalty expenses paid under a royalty agreement to the Company's three principal officers/shareholders aggregating approximately $85,000 for the nine month period ended September 30, 1995. In connection with the Initial Public Offering, the amount of salary and bonus to be paid to each of the three executive officers/shareholders was reduced to $300,000 per year, the patents were assigned to Global and the royalty agreement was terminated.

     Income Taxes - The pro forma adjustment reflects increased provisions for income taxes to an effective rate of 39 percent for and nine month period ended September 30, 1995. While this effective rate represents the Company's pro forma tax rate based on historic earnings trends in the respective tax jurisdictions, this rate may change in the future in accordance with such trends and as tax credits currently available are fully utilized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Net sales increased by $73.0 million or 47.8% to $225.9 million in the third quarter of 1996 from $152.9 million in the third quarter of 1995. The increase was attributable to (i) the inclusion of a full quarter of sales from Tiger Direct, (ii) an increase in the number of catalogs mailed, including certain new catalog titles introduced in the first quarter in Europe, (iii) increased revenues from the Company's outbound telemarketing program and (iv) increased catalog response rates compared to the third quarter of 1995. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Average order value increased by 6.2% compared to the year ago quarter as a result of the continued increases in sales of brand name products and hardware. Sales attributable to the Company's North American operations increased 59.2% to $174.5 million in the third quarter of 1996 from $109.6 million in the third quarter of 1995 while European sales increased 18.5% to $51.3 million in the third quarter 1996 from $43.3 million in the third quarter of 1995. Sales growth attributable to the Company's operations in the UK, France, and Spain remained strong while sales growth attributable to the Company's operations in Germany and Italy grew more modestly.

         Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $12.8 million or 26.9% to $60.3 million in the third quarter of 1996 from $47.5 million in the third quarter of 1995. Gross profit margin decreased to 26.7% of net sales in the third quarter of 1996 from 31.1% in the third quarter of 1995. The decrease in gross profit margin is due to the inclusion of a full quarter of sales from Tiger Direct whose product mix has a lower profit margin, and the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products and hardware which typically have lower profit margins than many of the Company's other products. As described below, the significant portion of this decline has been offset by a continued decline in selling, general and administrative expenses as a percentage of net sales. Tiger Direct was acquired in November of 1995 and is being accounted for under the purchase method of accounting. The Company's 1995 third quarter results do not include the pre-acquisition losses from Tiger Direct, Inc. that were reported in Tiger Direct's third quarter 1995 report on Form 10-Q.

         Selling, general and administrative expenses increased by $8.8 million or 25.4% to $43.5 million in the third quarter of 1996 from $34.7 million in the third quarter of 1995. Selling, general and administrative expenses decreased as a percentage of sales, to 19.2% in the third quarter of 1996 from 22.7% in the third quarter of 1995. The decrease as a percentage of net sales was primarily the result of (i) increased levels of vendor supported advertising, (ii) continued expense control and (iii) the leveraging of selling, general and administrative expenses over a larger sales base.

         Income from operations increased by $4.0 million or 31.3% to $16.8 million from $12.8 million in the year ago quarter. Income from operations for the third quarter of 1996 as a percentage of net sales decreased to 7.5% from 8.3% in the year ago quarter. This decrease was the result of including, in the 1996 quarter, the results of Tiger Direct, which operated at lower levels of profit than the Company's other divisions, and a profit level in Europe of 0.3% in the 1996 quarter compared with 4.2% in the year ago quarter.

         Interest and other (income) expense, net, increased by $0.3 million to income of $0.5 million in the third quarter of 1996 from income of $0.2 million in the third quarter of 1995. Interest income increased as a result of higher levels of short term investments for the third quarter of 1996 compared to the third quarter of 1995.

         Net income increased $2.8 million to $10.7 million in the third quarter of 1996 from $7.9 million in the third quarter of 1995.

         Nine months Ended September 30, 1996 Compared to Nine months Ended September 30, 1995

         Net sales increased by $195.2 million or 42.2% to $658.3 million in the first nine months of 1996 from $463.1 million in the first nine months of 1995. The increase was attributable to (i) the inclusion of nine months of sales in North America from Tiger Direct, (ii) an increase in the number of catalogs mailed including certain new catalog titles introduced in the first quarter in Europe, and (iii) increased revenues from the Company's outbound telemarketing program. As a result of the new catalog introductions which included cross border mailings into countries in which the Company does not have an existing customer base, response rates compared to the first nine months of 1995 decreased slightly. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Average order value increased by 5.7% compared to the year ago period as a result of the continued increases in sales of brand name products and hardware. Sales attributable to the Company's North American operations increased 48.4% to $487.0 million in the first nine months of 1996 from $328.2 million in the first nine months of 1995 while European sales increased 27.0% to $171.3 million in the first nine months 1996 from $134.9 million in the first nine months of 1995. Sales growth attributable to the Company's operations in the UK, France, and Spain remained strong while sales growth attributable to the Company's operations in Germany and Italy grew more modestly.

         Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $41.4 million or 28.7% to $185.4 million in the first nine months of 1996 from $144.0 million in the first nine months of 1995. Gross profit margin decreased to 28.2% of net sales in the first nine months of 1996 from 31.1% in the first nine months of 1995. The decrease in gross profit margin is due to the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products which typically have lower profit margins than many of the Company's other products, and the inclusion of nine months sales of Tiger Direct whose product mix has a lower profit margin. As described below, the significant portion of this decline has been offset by a continued decline in selling, general and administrative expenses as a percentage of net sales.

         Selling, general and administrative expenses increased by $30.3 million or 28.9% to $134.8 million in the first nine months of 1996 from $104.5 million in the first nine months of 1995. Selling, general and administrative expenses decreased as a percentage of sales, to 20.5% in the first nine months of 1996 from 22.6% in the first nine months of 1995. The decrease as a percentage of net sales was primarily the result of (i) increased levels of vendor supported advertising, (ii) continued expense control and (iii) the leveraging of selling, general and administrative expenses over a larger sales base. On a pro forma basis for the first nine months of 1995, selling, general and administrative expenses were $104.6 million or 22.6% of net sales.

         Prior to the closing of the Company's Initial Public Offering on September 29, 1995, selling, general and administrative expenses excluded executive officer compensation paid to the Company's three principal stockholders who also serve as the Company's three principal executive officers. Effective as of June 29, 1995, a base salary of $300,000 per year was established for each of such executive officers. None of such executive officers is eligible for any increase in salary or any discretionary bonus until June 29, 1997. The increase in selling, general and administrative expenses attributable to such salaries was partially offset by the termination on June 29, 1995 of a $500,000 per year consulting agreement entered into in 1992 with a stockholder.

         Income from operations increased by $11.0 million or 27.9% to $50.6 million in the first nine months of 1996 from $39.6 million in the first nine months of 1995. Income from operations for the first nine months of 1996 as a percentage of net sales decreased to 7.7% from 8.5% in the first nine months of 1995. The decrease was primarily the result of the inclusion of Tiger Direct in the first nine months of 1996, which did not reach profitability until the third quarter. On a pro forma basis for the first nine months of 1995, income from operations was $39.4 million or 8.5% of net sales.

         Tiger Direct was acquired in November of 1995 and is being accounted for under the purchase method of accounting. The Company's 1995 first nine months results do not include the pre-acquisition losses from Tiger Direct, Inc. that were reported for the first nine months of 1995 in Tiger Direct's third quarter report on Form 10-Q.

         Interest and other (income) expense, net, increased by $2.7 million to income of $1.2 million in the first nine months of 1996 from expense of $1.5 million in the first nine months of 1995. Interest expense decreased as a result of the repayment of certain notes to the certain shareholders of the predecessor companies at the end of the first six months of 1995. Interest income increased as a result of short term investments for the first nine months of 1996. For the first nine months of 1995, interest and other (income) expense, net, on a pro forma basis was an expense of $0.3 million after the elimination of interest expense on certain notes issued to certain shareholders of the predecessor companies.

         Net income increased $5.4 million to $31.9 million in the first nine months of 1996 from $26.5 million in the first nine months of 1995. Net income increased by $8.1 million in the first nine months of 1996 from pro forma net income of $23.8 million in the first nine months of 1995.
Pro forma net income for the first nine months of 1995 reflects adjustments to give effect to (i) reduced levels of officer compensation described above, (ii) elimination of the consulting contract and royalty expense described above, (iii) elimination of interest expense on certain notes issued to certain shareholders of the predecessor companies described above and (iv) the provision for income taxes at an assumed rate of 39%.

Liquidity and Capital Resources

         The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth, (ii) acquisitions, and (iii) prior to its Initial Public Offering, distributions to its stockholders to satisfy their tax liabilities resulting from the S Corporation status of certain of the Company's predecessor companies. The Company's primary sources of financing have been cash from operations, two equity offerings, and to a lesser extent, bank borrowings.

         During the first nine months of 1996 the Company received $29.9 million (net of estimated fees and expenses) from the sale of 1,000,000 shares of common and had net repayments of $2.8 million of bank debt.

                                        PART II - OTHER INFORMATION

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

            27       Financial Data Schedule.

                (b)   Reports on Form 8-K.

                     No reports on Form 8-K were filed by the Company during the three months ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GLOBAL DIRECTMAIL CORP

 Date:  November 13, 1996               By:___________________________________
                                           Richard Leeds
                                           Chairman and Chief Executive Officer



                                        By:___________________________________
                                           Kenneth J. Hall
                                           Chief Financial Officer
                                           (Principal Financial Officer)