Form 10-K405
period 1996-12-31
GLOBAL DIRECTMAIL CORP
filed 1997-03-28
CIK 945114

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1996
                                      or
  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to
                            Commission File Number:
                                    1-13792

                           ________________________

                            Global DirectMail Corp
            (Exact name of registrant as specified in its charter)

               Delaware                                    11-3262067
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

          22 Harbor Park Drive
       Port Washington, New York                             11050
(Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code: (516) 625-1555

                           ________________________

              Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
               Title of each class                   which registered
               -------------------               ------------------------

             Common Stock, par value
                 $0.01 per share                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:  NONE
                           ________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. Yes [X] No [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1997 was approximately $259,507,676. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

     The number of shares outstanding of the registrant's common stock, as of March 27, 1997, was 37,856,990 shares.

      Documents incorporated by reference: The definitive Proxy Statement of Global DirectMail Corp relating to the 1997 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

==============================================================================

                               TABLE OF CONTENTS
Part I
  Item 1. Business...................................................       1
          General.... ...............................................       1
          Products...................................................       2
          Catalogs and Marketing......................................      3
          Sales and Customer Service
              and Support............................................       4
          Distribution Centers.......................................       6
          Suppliers..................................................       6
          Management Information Systems.............................       7
          Research and Development...................................       7
          Competition................................................       7
          Employees..................................................       9
          Environmental Matters......................................       9
  Item 2. Properties.................................................      10
  Item 3. Legal Proceedings..........................................      10
  Item 4. Submission of Matters to a Vote
           of Security Holders.......................................      10
Part II
  Item 5. Market for the Company's
           Common Equity and Related
           Stockholder Matters.......................................      11
  Item 6. Selected Financial Data....................................      12
  Item 7. Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations.................................      14
  Item 8. Financial Statements and
           Supplementary Data........................................      20
  Item 9. Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure..................................      20

Part III
  Items 10, 11,12
    & 13. Directors and Executive Officers of the
            Registrant, Executive Compensation
            Security Ownership of Certain Beneficial
            Owners and Management and Certain
            Relationships and Related Transactions...................      20

Part IV
  Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K.................................      21


      Signatures.....................................................      23

                                    PART I

     Unless otherwise indicated, all references herein to "Global DirectMail Corp" ("Global" or the "Company") include its subsidiaries and predecessors. Global is the successor to a number of corporations (the "Predecessor Companies") that operated with related ownership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General--Termination of S Corporation Status."

Item 1. Business.

General

     Global is a direct marketer of over 40,000 products including brand name and private label computer related products, office products and industrial products in North America and Europe. The Company emphasizes a broad selection of in-stock products, frequent mailings of a variety of distinctively branded full color catalogs, extensive customer service and prompt, complete order fulfillment. The Company's portfolio of catalogs includes such established brand names as Global, Misco, HCS Global, HCS Misco, Dartek, Power Up! and Tiger for computer related products and office products and Global and ArrowStar for industrial products. Global has grown rapidly as a result of internal growth and strategic acquisitions while maintaining a high level of profitability. The Company's net sales have increased at a compound annual growth rate of 40% from $238.8 million in 1992 to $911.9 million in 1996. During this same period, income from operations increased at a compound annual growth rate of 35% from $21.2 million to $69.5 million.

     The Company has positioned itself as a "corporate supplier" offering a broad spectrum of business products principally to mid-sized facilities (20 to 1,000 employees). The Company believes that direct mail is one of the most effective and convenient distribution methods to reach mid-sized facilities which place many small orders and require a wide selection of products. The Company's products consist of computer, office and industrial products, which accounted for 75%, 13% and 12%, respectively, of the Company's net sales in 1996.

     The Company primarily targets individuals at mid-sized facilities through demographically directed mailings of its "full-line" and specialty catalogs. Most of the Company's various catalog titles are mailed monthly, although certain specialty catalogs are mailed less frequently. Catalog mailings increased from approximately 71 million catalogs comprising 11 different titles in 1992 to approximately 160 million catalogs comprising 40 different titles in 1996. At December 31, 1996, the Company had 1.7 million "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files of more than 40 million names.

     The Company operates in the United States, Canada and Europe through a network of regional distribution centers. The Company's North American operations contributed 74% of net sales in 1996 and consist of eight branch locations in seven states and in Canada. Certain corporate functions, such as merchandising, marketing, purchasing and information systems, are centralized at the Company's corporate headquarters for efficiency, while other functions, such as sales, order entry and fulfillment, are decentralized at each of the Company's branches in order to provide superior customer service. Each branch consists of a regional distribution center as well as telemarketing and administrative functions which address local customer needs. European operations which began in June 1990 represented 26% of net sales in 1996 and consist of six sales and distribution centers located across Europe: two in the United Kingdom and one in each of France, Germany, Italy and Spain. Each country branch performs the same functions as each North American branch in addition to local marketing. For a more detailed geographic breakdown of the Company's operations, see Note 10 to the Consolidated Financial Statements.

     Most of the Company's products are carried in stock, and orders for such products are fulfilled directly from the Company's distribution centers, typically on the day on which the order was received. The strategic location of the Company's distribution centers allows next day or second day delivery via low cost ground carriers throughout the United States, Canada and Western Europe. In Europe, the location of branches also enables the Company to expand into new markets with limited incremental investment through cross border shipping.

Products

     In positioning itself as a "corporate supplier", the Company has consistently expanded the breadth of its product offerings in order to fulfill an increasingly wide range of business product needs of mid-sized facilities. In total, Global offers over 40,000 brand name and private label products.

     The Company's computer related products include: supplies, media such as floppy disks and magnetic tape cartridges, peripherals such as hard disk drives and memory upgrades, data communication and networking equipment, ergonomic accessories, such as adjustable monitor support arms and antiglare screens, packaged software and hardware. Sales of office products include furniture, chairs, small office machines and related supplies. The Company's industrial product lines focus primarily on storage equipment such as metal shelving, bins and lockers, and light material handling equipment such as hand carts and hand trucks. In addition, Global has expanded into consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items. The table below summarizes the Company's mix of sales by product category:

                                                        Year Ended
                                                        December 31,
                                              -----------------------------
Product Type                                   1994         1995      1996
                                              ------       ------    ------
                                                     (% of total sales)

Computer Related Products................       65%          66%       75%
Office Products  ........................       18           16        13
Industrial Products  ....................       17           18        12
                                               ___          ___       ___
     Total  .............................      100%         100%      100%
                                               ===          ===       ===

      Historically, the Company focused primarily on non-branded or private label products. Although the Company continues to experience strong growth in its private label products, in recent years, the Company made the strategic decision to leverage its distribution and marketing strengths into the market for high volume brand name products which the Company believes offer significant opportunities to increase sales. In 1993 the Company expanded its offerings of brand name computer related products, including peripherals, data communications and networking equipment, software and supplies. In addition, in 1995 the Company further expanded its offering of brand name products to include notebooks, desktops and servers. This strategy has impacted gross profit margins, as such products typically have lower gross profit margins than many of the Company's other products. The majority of such decrease in gross profit margin, however, has been offset by decreased catalog production costs as a result of vendor supported advertising and increased efficiencies from (i) increased average order values, particularly with respect to order fulfillment and (ii) increased response rates for the Company's catalogs. Management believes that the market for brand name products represents a significant growth opportunity and will become an increasingly important part of its business.

    Merchandising is managed by product category and each product manager is responsible for product selection and purchasing and is evaluated based on product line growth and profitability. Product managers also determine which products to list in each catalog.

Catalogs and Marketing

     The Company produces a total of 40 "full-line" and targeted specialty catalogs under distinct titles. Most of the Company's various catalog titles are mailed monthly although certain of its specialty catalogs are mailed less frequently. "Full-line" computer related products catalogs offer products such as computer supplies and magnetic media, peripherals, data communication, networking and power protection equipment, ergonomic accessories, furniture, software and hardware. "Full-line" industrial products catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. It is Global's policy to mail multiple catalogs to many individuals at each location, providing the Company with multiple points-of-entry into a business location. Once a prospect purchases a particular product, however, the Company's customers have exhibited strong brand loyalty resulting in limited customer overlap among the Company's various catalog brands. This multiple brand strategy, and the accompanying customer exposure to the Company's products, is a crucial factor in the Company's strategy to increase sales volume through broader market coverage and improve the productivity of its customer file through more focused marketing.

     Specialty catalogs permit the Company to offer a more extensive selection of focused products at a reduced catalog cost. The Company's database permits it to target each catalog to customers whose purchasing history suggest that they are most likely to purchase from it. For example, a data communications specialty catalog can be mailed exclusively to individuals who had purchased complementary products in the past. Introductions of specialty catalogs have included a safety products catalog, a hardware and software catalog, a data communications and networking catalog, an ergonomics catalog and a shelving catalog.

      Global has invested consistently and aggressively in developing a proprietary customer and prospect database. This database, which includes more than 40 million names, represents a major asset of the Company. The Company considers its customers to be the various individuals that work within an organization rather than the business location itself. The customer and prospect database includes detailed information, including company size, number of employees, industry of operation, various demographic and geographic characteristics and personal purchase history (catalog preference, product preference, order value). Management believes that this variety and depth of information on its customers offers Global a significant competitive advantage.

     Using its database, the Company primarily targets individuals at mid-sized facilities (20 to 1,000 employees) through demographically directed mailings of its "full-line" and targeted specialty catalogs. During 1996, the Company distributed approximately 160 million catalogs of which approximately 120 million catalogs were mailed in North America and approximately 40 million catalogs were distributed in Europe. At December 31, 1996, the Company had 1.7 million "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months).

      In its mailings, the Company seeks to maximize the response rates of its catalogs. The following table shows the approximate number of catalogs distributed by the Company and the catalog response rates:




Catalogs Distributed

                                                      Year Ended
                                                      December 31,
                                            -----------------------------
Product Type                                 1994         1995      1996
------------                                ------       ------    ------
                                         (in millions, except response rates)

North America.........................        87           90        120
Europe................................        27           32         40
                                             ___          ___        ___
     Total............................       114          122        160
                                             ===          ===        ===
Response rates........................      1.94%        2.08%      2.12%

      Catalogs distributed in 1996 include a full year catalog mailings for Tiger Direct versus one month for 1995. The Company's in-house staff designs all of the Company's catalogs. Catalog paper is purchased from various sources and has historically been subject to price fluctuations. The printing of the catalogs is done from several sources under fixed pricing arrangements. Each catalog is printed with full-color photographs, contains detailed product descriptions and generally bears a toll-free telephone number to be used by customers to place a product order. In-house catalog production helps reduce overall catalog expense and shortens catalog production time, allowing the Company the flexibility to alter its product offerings and pricing and refine its catalog formats more quickly.

     In addition to its catalogs and telemarketing sales force, the Company uses targeted fax campaigns and special single-product "solo" mailings to generate incremental sales from key customer segments.

Sales and Customer Service and Support

     In responding to orders generated by its catalogs, soliciting new customers through outbound telemarketing and responding to service and technical support requirements of its customers, the Company relies heavily on its proprietary systems. See "--Management Information Systems." The principal components of its sales and support functions are as follows.

     Order Entry and Fulfillment

     Global makes purchasing its products as convenient as possible. Because a majority of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of Global's business. Order entry and fulfillment occurs at each of the Company's 13 branches. Global generally provides a toll-free telephone number which automatically directs calls to the branch closest to the customer. Department managers are trained to monitor and coordinate automatic call distribution activity which allows them to shift staff from other departments to cover periods of the day with heavy calling activity. Calls are received by well trained inbound telemarketing representatives who utilize on-line terminals to enter customer orders into computerized order processing systems. The integration of the Company's call centers also provide each domestic branch with telephone backup in the event of a disruption in phone service. In addition to telephone orders, Global also receives orders by mail, by fax, via EDI, and via the Internet.

     When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the warehouse and a packing slip is printed for order fulfillment. Approximately 75% of the Company's 1996 sales were on open account and the Company's bad debt experience has traditionally been approximately 1/2 of 1% of sales. Orders generally are shipped by United Parcel Service in the United States and by similar national small package delivery services in Europe, as well as by various freight lines and local carriers. Air freight is also available. As a result of the regional locations of the Company's branches, Global estimates that most customers receive their orders (other than custom items, large furniture and large industrial items shipped directly by the vendor) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

     Inbound Telemarketing

     The Company's catalogs generate calls to the in-bound telemarketing group which is supported by proprietary software applications. Inbound telemarketing representatives use the capabilities of the Company's systems to effectively fulfill orders and explore additional customer product needs. Using proprietary applications, each member of the telemarketing group has immediate access to customer files, including usage and billing information, and real-time inventory levels by distribution center. Using this data, inbound telemarketing personnel are also prompted by their computer screen to cross-sell selected products and obtain specific information relating to customer-specific purchasing habits and product needs. For example, one program prompts the sales representative to suggest the purchase of an additional product which may be used with the products just ordered by the customer. In addition, the Company frequently runs sales incentive programs to improve productivity and enhance employee motivation. The Company also conducts regular on-site training seminars for its sales representatives and regularly reviews performance to monitor productivity.

     Outbound Telemarketing

     In 1988, the Company began to utilize outbound telemarketing to increase the overall level of sales. Each of the Company's 13 branches has its own telephone sales center. The telemarketing sales force's goal is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. As part of its outbound telemarketing effort, the Company established a national accounts program focused on expanding penetration of larger facilities. In the United States, Global has the ability to provide such customers with EDI ordering and customized billing services, customer savings reports, bulk discounts and stocking of specialty items specifically requested by customers. Global can also provide monthly reports illustrating customer savings from utilizing Global.

     Customer Service and Support

     The Company conducts regular on-site training seminars for its sales representatives and operates a separate customer service department which responds to customer concerns and generally offers a 30 day return policy. Sales representatives receive technical training regarding various products from vendors and in-house training specialists. The Company also maintains a separate technical support group dedicated to answering customer inquiries and assisting customers with the operation of their products. Technical support questions are logged into the computer, thus forming a database of commonly asked questions for each product. This database helps sales representatives respond quickly to similar questions from future customers and also allows product managers to monitor the effectiveness of the information provided in the catalogs. The Company also employs a fax-back system that allows customers to call directly into a computer system that automatically faxes the requested information to the customer.

Distribution Centers

     North American

     The Company operates a network of seven branch locations in North America. Each sales and distribution center has a general manager in charge of sales and supervising on-site operations and handles its own telemarketing, credit review, product fulfillment and collection functions.

     Each location is linked by a sophisticated wide area network management information system and in the event of adverse delivery conditions (such as weather problems or other delivery issues), the Company can easily shift inbound calls and/or order fulfillment and shipping to an alternative branch. Management believes this provides Global with important operating flexibility and protection from possible sales interruptions. See "Management Information Systems."

     A large number of the Company's products are carried in stock, and consequently orders for such products are fulfilled from the distribution center. Certain products (such as selected computer hardware and large furniture and industrial items) are shipped directly by the supplier. The layout of the Company's distribution centers is managed via a computer-based tracking system which dictates the location of specific stock items. Individual product types are consistently stocked in the same physical picking location, allowing ease of picking and minimizing picking errors. Picking of products at the distribution centers is done continuously throughout the day. Customer orders are packed and shipped as they are received.

     European

     The Company has six branch locations in five European countries, the operations of which are all directed from a central office outside London, England. The central office in Uxbridge is responsible for marketing support, catalog production, financial reporting, logistics, auditing and MIS programming support. Each of the Company's six separate European operations is run by a country manager with profit and loss responsibility. Management believes that its practice of operating each country's operations as a more autonomous entity fosters a highly entrepreneurial culture and increases management accountability. Each country (except the United Kingdom which has two) has a full service sales and distribution center to process orders.

Suppliers

     In North America, the Company purchases substantially all of its products directly from manufacturers, except for certain peripherals, software and hardware products which are purchased through wholesale distributors. In Europe, products are sourced from a combination of local manufacturers, wholesalers and import suppliers of private label products. Substantially all of the European catalog product content is sourced in Europe. No single supplier accounted for more than 10% of Global's total purchases in 1996.

     Private label products are manufactured by third parties to the Company's specifications. Many of these private label products have been designed or developed by the Company's in-house research and development team. See "Research and Development." As certain private label products require assembly, the Company also maintains a small assembly operation.

Management Information Systems

     In North America, the Company has installed and operates a sophisticated, proprietary system that allows centralized management of key management functions, including communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. This proprietary management information system enables the Company to enhance its flexibility by shipping customer orders on a same-day basis, responding quickly to order changes and providing a high level of customer service. The Company maintains a database of over 40 million customer and prospect names and keeps records of historical purchasing patterns in order to prompt sales personnel with product suggestions to expand customer order values. In addition, the Company has developed a state-of-the-art customer prospecting function based upon geographic, economic and demographic data which enables Global to utilize its information systems to maintain and expand its customer data file. These applications enable the Company to achieve cost savings, deliver extensive customer service and centrally manage its operations.

     In the United States, the Company's management information systems are networked, real-time information systems that allow each distribution center to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance.

     The Company believes that its management information systems and planned enhancements are sufficient to sustain its present operations and to accommodate the Company's internal growth strategy.

Research and Development

     The Company's research and development team designs and develops products for Global's private label program. Management believes this engineering and design capability, which Global has had for more than 10 years, is unique in the direct marketing industry. The individuals responsible for research and development have backgrounds in engineering and industrial design.

     This in-house capability provides important support to the private label program. Many of the Company's private label products were designed or developed by the in-house research and development team. Examples of products designed in-house include: furniture, ergonomic monitor support arms, printer and monitor stands, wrist rests and other durable computer related products, storage racks and shelving systems, various stock and storage carts, work benches, plastic bins and shop furniture. The Company owns the tooling for many of these products, including plastic bins, computer accessories, furniture, and metal alloy monitor arms. See "Research and Development Costs" in Footnote 1 to the financial statements.

Competition

     Computer Related Products

     The North American computer related products market is highly fragmented and characterized by multiple channels of distribution, including direct-response (mail-order) distributors, local and national retail computer stores that carry computer supplies, computer resellers (OEMs), and computer "superstores". The tremendous growth in the computer related products market during the past 10 years has been accompanied by substantial changes in the nature of product distribution and sales. The decentralization of computers throughout factory, business, engineering and office environments has made it increasingly difficult and expensive for many suppliers to use traditional direct sales methods to locate users, initiate sales contacts and effectively provide service to customers. Average order values also tend to be smaller than in the past, reflecting individual requirements rather than the greater needs traditionally associated with centralized data processing departments. These changes in the structure of the computer related products market have placed traditional distributors with direct sales forces at a competitive disadvantage due to their cost structures and established selling methods. As a result, direct marketers have been able to increase sales to the larger businesses that have traditionally been served by contract stationers as well as capturing sales volume and market share from the numerous, small retail computer stores. The Company believes that the relative inability of the traditional distribution channels to respond to changing industry dynamics together with the key customer purchase criteria of selection, price and service has created an opportunity for the growth of direct marketing organizations such as Global. In addition, the growing number of non-technical users has increased the need for a knowledgeable source for quality products. Global addresses these needs through its direct-response marketing strategy, broad product offering, same day shipping and a commitment to customer service and support.

     In Europe, the Company's major competitors are regional or country-specific retail and direct-mail distribution companies. The Company's presence in five major European countries provides Global with the flexibility to purchase large volumes centrally from its European headquarters in the United Kingdom or locally at each branch. In addition, the commonality of certain core pages of the European catalogs provides for economies in catalog production. The Company believes that these factors allow it to take advantage of cost savings not available to many of its competitors in Europe.

     Office Products

     The distribution of office products in the United States is highly fragmented, with no one participant having more than a 10% market share. Sourcing of products from vendors and distributors also has been through a highly-fragmented supplier base without volume discounts or central purchasing efficiencies. Office products are typically sold through one of three channels: retail outlets, contract stationers and direct mail. However, due to the rapid growth of the office products market, competition and consolidation in this market are increasing, particularly with respect to the SOHO and large corporate (companies with over 1,000 employees) segments. Large contract stationers, direct mail distributors and office products superstores have grown at the expense of small independent retail dealers. The companies leading this consolidation have not, however, captured a large market position with the mid-sized facilities which the Company targets. The Company believes that this lack of penetration results from the fact that office products superstores and direct mail marketers have focused on serving the SOHO segment while contract stationers have focused on serving the large corporate sector. The Company believes that direct mail will continue to be a growing channel of distribution for office products and that price, breadth of product line and customer service will be key factors in the success of direct mail distribution of office products.

     Industrial Products

     The market for the sale of industrial products in the United States is highly fragmented and is characterized by multiple distribution channels such as retail outlets, small dealerships, direct mail distribution and large warehouse stores. Global also faces competition from manufacturers' own sales representatives who sell industrial equipment directly to customers, and from regional or local distributors. Many high volume purchasers, however, utilize catalog distributors as their first source of product specifications. In the industrial products market, customer purchasing decisions are, primarily, based on price, product selection, product availability, level of service and convenience. As in the office products industry, the Company believes that direct mail is one of the most effective and convenient distribution methods to reach mid-sized facilities which place many small orders and require a wide selection of products. In addition, because the industrial product market is highly fragmented and generally less brand-oriented, it is well-suited to private label products. The majority of the Company's industrial products are high gross profit margin, private label products.

    Competition in the United Kingdom is similar to competition in the U.S. with the exception that most direct mail companies in the United Kingdom drop ship the majority of their products from the manufacturer resulting in long delivery lead times. As Global intends to stock the majority of its products, management believes it will have a significant advantage over most of its direct mail competitors in the United Kingdom.

Employees

     As of December 31, 1996, the Company employed a total of 2,166 employees, geincluding 1,957 full-time and 209 part-time employees, of whom 1,613 were in North America and 553 were in Europe.

     None of the Company's North American employees is represented by a labor union, except for approximately 80 warehouse and assembly employees at the Port Washington distribution center who are covered by an "open-shop" agreement with the Company, which expires at the end of 1998. The Port Washington employees are not required to join the union. In Europe, union membership and affiliations vary by country. In general, the European unions tend to be national, rather than local, in scope and industry specific.

     The Company considers its relationships with employees to be good and has experienced no work stoppages since 1976.

Environmental Matters

     Under various Federal, state and local environmental laws and regulations, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. The Company leases all of its U.S. facilities. In connection with such leases, the Company could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although the Company has not been notified of, and is not otherwise aware of, any material environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur remediation or other costs in connection with environmental matters in the future.

Financial Information About Foreign and Domestic Operations

See "Geographic Information" contained in Footnote 10 to the financial statements.


Item 2. Properties.

     The Company's primary facilities, which are leased except where otherwise indicated, are as follows:
                                                                       Expira-
                                                                        tion
                                                            Approx       of
        Facility                         Location           Sq. Ft.     Lease
        --------                         --------           -------    ------
Headquarters, Sales and
  Distribution Center, Catalog
  Operations(1)......................Port Washington, NY    178,000      2007
Sales and Distribution Center(1).....Suwanee, GA            110,000      1999
Sales and Distribution Center(1).....Compton, CA             60,000      1998
Sales and Distribution Center........Naperville, IL         241,000      2010
Sales and Distribution Center........Holmdel, NJ             51,000      1999
Sales and Distribution Center........Markham, Ontario        45,000      2005
Sales and Distribution Center........Verrieres le Buisson
                                     France                  19,500      2000
Sales and Distribution Center........Dreieich, Germany       55,000      2000
Sales and Distribution Center........Madrid, Spain           35,000  2 months
                                                                       notice
Sales and Distribution Center........Milan, Italy            44,600      1999
Sales and Distribution Center........Greenock, Scotland      78,000     owned
Sales and Distribution Center........Wellingborough,
                                       England               38,000      2013
Sales Center and Catalog Operations..Miami, FL               32,000      2000
Sales Center.........................Raleigh-Durham, NC      12,000      1998
___________
(1) Facility leased from related party. See "Certain Relationships and Related Transactions--Agreements--Leases and Related Guarantees."

     The Company believes that its facilities are adequate for its current needs and that suitable additional space would be available as needed.

Item 3. Legal Proceedings.

     There are no material legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the quarter ended December 31, 1996, there were no matters submitted to a vote of the Company's security holders.


PART II

Item 5. Market for the Company's Common Equity and Related Stockholder
        Matters.

     The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "GML" since its initial public offering on June 26, 1995 (the "IPO"). The following table sets forth the high and low sales price of the Company's Common Stock as reported on the New York Stock Exchange for the periods indicated.



1995                                                     High          Low
----                                                     ----          ---

Second quarter (from June 27, 1995)................     $20 1/4      $19
Third quarter......................................      28 7/8       19 1/4
Fourth quarter.....................................      30 3/8       23 1/4

1996
----

First quarter......................................      35           24 1/4
Second quarter.....................................      47           32 1/8
Third quarter......................................      47 1/4       36 1/4
Fourth quarter.....................................      52 1/4       39 1/4

     On March 25, 1997, the last reported sale price of the Company's Common Stock on the New York Stock Exchange was $19 (7/8) per share. As of March 25, 1997, the Company had 258 stockholders of record.

     The Company has not paid any dividends since the IPO and anticipates that all of its income in the foreseeable future will be retained for the development and expansion of its business, and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future. See "Certain Relationships and Related Transactions" for a description of the Company's historical distributions.

Item 6. Selected Financial Data.

     The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected income statement data for the years ended December 31, 1994, 1995 and 1996 and the selected balance sheet data as of December 31, 1995 and 1996 is derived from the audited consolidated financial statements which are included elsewhere herein. The selected balance sheet data as of December 31, 1992, 1993, and 1994 and the selected income statement data for the years ended December 31, 1992 and 1993 are derived from the audited financial statements of the Predecessor Companies which are not included herein.

                                               Year Ended December 31,
                                   ___________________________________________
                                     1992   1993(1)    1994     1995     1996
                                   -------  -------   ------   ------   ------

                                   (in millions, except per share data, number
                                    of catalog titles and number of countries)
Income Statement Data:
  Net sales......................  $ 238.8  $ 393.6  $ 484.2  $ 634.5  $ 911.9
  Cost of sales...................   147.0    244.5    318.5    437.2    662.3
                                   -------  -------  -------  -------  -------
  Gross profit....................    91.8    149.1    165.7    197.3    249.6
  Selling, general and
     administrative expenses......    70.6    119.0    129.2    143.0    180.1
                                   -------  -------  -------  -------  -------
  Income from operations.........     21.2     30.1     36.5     54.3     69.5
  Interest income................      0.2      1.1      1.1      1.2      2.5
  Interest expense...............      1.5      2.1      1.8      2.4       .5
  Income taxes(2)................      0.0      0.7      0.9     12.7     27.7
  Officer compensation(3)........     14.9     16.8     18.1      4.7      0.0
  Net income.....................      5.1     11.2     17.1     35.7     43.7
  Net income per share ..........                                       $ 1.15
  Common and common equivalent
    shares outstanding...........                                         38.1
Selected Operating Data:
  Active customers(4)............      0.5      0.9      1.1      1.7      1.7
  Orders entered.................      1.0      1.9      2.2      2.5      3.4
  Number of catalogs distributed.      71       98       114      122      160
  Number of catalog titles.......      11       18        24       32       40
  Number of countries
    receiving catalogs...........       7        7         7       10       12

                                                 (Footnotes on following page)


                                               Year Ended December 31,
                                   ___________________________________________
                                     1992   1993(1)    1994     1995     1996
                                   -------  -------   ------   ------   ------
                                                   (in millions)
Balance Sheet Data
  (at period end):
   Working capital(5)......        $ 62.8   $ 65.8    $ 84.6   $ 99.1   $128.7
   Total assets............         114.5    127.1     164.2    247.5    331.4
   Short-term debt.........           5.0      4.8      19.2      5.4      0.5
   Long-term debt, excluding
     current portion.......          23.8     13.9      11.5      2.9      2.0
   Stockholders' equity....          42.4     58.1      69.1    154.0    228.6
___________

(1) In December 1992, the Company acquired a computer related products catalog business located in North America and Europe operating under the Misco brand name. This business contributed $107.6 million in net sales in 1993.

(2) From 1992 through the closing of the IPO, the Predecessor Companies operated as a series of corporations with related ownership, most of which elected to be treated as S Corporations and therefore were subject to minimal federal and state income taxes.

(3) Following the IPO, the aggregate amount of salary paid to each of the Company's three senior executive officers was reduced to $300,000 per year and included in selling, general and administrative expenses. Prior to the IPO, distributions to officers/shareholders were made primarily to satisfy their tax liabilities resulting from the S Corporation status of certain of the Predecessor Companies. Officer compensation for 1995 was based on distributions made to such officers of $4.7 million through the closing of the IPO and $0.5 million for the period after the closing of the IPO (which represents an annual rate of $0.9 million for such period).

 (4) An "active customer" is defined as a customer who has purchased from the Company within the preceding 12 months.

(5)   Working capital excludes cash and cash equivalents and short term debt.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Global is a direct marketer of brand name and private label computer related products, office products and industrial products in North America and Europe. The Company emphasizes a broad selection of in-stock products, frequent mailings of a variety of distinctively branded, full color catalogs, extensive customer service and prompt, complete order fulfillment. Global has grown rapidly as a result of internal growth and strategic acquisitions with net sales increasing from $238.8 million in 1992 to $911.9 million in 1996.

     Global was started over 45 years ago and existed as a direct sales organization prior to entering the direct mail business in 1972 with an industrial products catalog published under the Global name. Since then, the Company has added 39 catalog titles to its portfolio, the majority of which are specifically targeted at mid-sized facilities (20 to 1,000 employees). As a "corporate supplier" offering a broad spectrum of business products principally to mid-sized facilities, the Company has consistently emphasized serving the needs of its customers rather than selling particular products. This strategy has resulted in a product offering which has expanded over time to include computer related products and a selection of office products.

     In June 1990, the Company made a strategic entry into the European market with the purchase of Heathrow Computer Supplies, a direct marketing company in the United Kingdom. In October 1991, the Company expanded its sales of computer related products to France and in December 1992, the Company acquired Misco, a computer related products catalog business located in North America and Europe operating under the Misco brand name. The Misco acquisition provided the Company with new bases of operations in the United Kingdom and United States and further expanded its international operations into Germany, Italy, Spain and Canada. The Company's European operations represented 26% of net sales in 1996, substantially all of which were attributable to the sale of computer related products. The Company does not hedge any of its sales denominated in foreign currencies.

     Prior to its acquisition by the Company in December 1992, Misco was owned and operated by a substantially larger multinational corporation and had an established and respected brand name but had experienced substantial losses from operations. Following the acquisition, the Company promptly implemented a number of strategic initiatives designed to convert Misco to the Global business model including (i) redesigning Misco catalogs to increase the overall breadth and depth of the product offerings, (ii) repositioning Misco's products at lower price points in order to increase sales, (iii) reducing overhead expenses and (iv) applying the Company's distribution and marketing expertise.

    In November 1995, the Company acquired Tiger Direct, a company engaged primarily in the direct marketing of personal computer software and peripheral hardware products, in exchange for 148,240 shares of Global Common Stock and $1.1 million in cash. At the time of acquisition, Tiger had a mailing list of almost 3.5 million names, including approximately 400,000 active customers. Since the acquisition, the Company has implemented several measures designed to improve Tiger's operations, including the elimination of unprofitable catalogs and reducing overhead expenses. See Note 3 to the Consolidated Financial Statements.

     Impact of Expansion into Brand Name Products

     Historically the Company focused primarily on non-brand name or private label products. Although the Company has continued to experience strong growth in its private label products, in recent years the Company made the strategic decision to leverage its distribution and marketing strengths into the market for higher volume brand name products which the Company believes offer significant opportunities to increase sales. In particular, in 1993 the Company expanded its offerings of brand name computer related products. Although brand name computer related products typically have lower gross profit margins than many of the Company's other products, the majority of such decrease has been offset by vendor supported advertising and increased efficiencies from (i) larger average order values and (ii) increased response rates for the Company's catalogs.

     Geographic Segments

     The Company operates in two geographic segments, North America and Europe. (See Footnote 10 to the financial statements) Sales and income from operations in North America grew from 1992 through 1996 at compound annual growth rates of 32% and 34% respectively.

     The Company's growth in sales and income from operations in Europe grew rapidly since its entry into Europe in 1990 through 1995. Sales and income from operations from 1992 through 1995 grew at compound annual growth rates of 32% and 115% respectively. In 1996 sales in Europe increased by 24% and income from operations decreased by 48%. At the end of 1996 the Company had operations in five European countries (United Kingdom, France, Germany, Italy and Spain) and sold cross border into an additional five countries (Austria, Switzerland, Belgium, Portugal and Ireland). Sales growth was affected by the weak economies in those countries, particularly Germany and Italy. Income from operations was impacted by the expenses associated with the first quarter launching of four new catalogs into those "cross border" countries in which the Company did not have an existing customer base.

     Termination of S Corporation Status

     Immediately prior to the consummation of the IPO, Global became a successor to the Predecessor Companies. The Predecessor Companies operated as a series of corporations with related ownership, most of which elected to be treated as S Corporations under Subchapter S of the Internal Revenue Code and therefore were subject to minimal Federal and state income taxes. In connection with the consummation of the IPO, the stockholders of the Predecessor Companies exchanged all of the outstanding capital stock of the Predecessor Companies for 28,400,000 shares of Global Common Stock (the "Formation"). Upon the Formation, the Company terminated the S Corporation elections of the Predecessor Companies and accordingly became subject to Federal income taxes on its total earnings. See Note 2 to the Consolidated Financial Statements.

Results of Operations

     The following table represents the Company's statement of income data expressed as a percentage of net sales for the three most recent fiscal years:

                                                      Year Ended
                                                      December 31,
                                            -----------------------------
                                             1994         1995      1996
                                            ------       ------    ------
                                                 (dollars in millions)

Net sales................................   $484.2       $634.5    $ 911.9
Net sales................................    100.0%       100.0%     100.0%
Gross profit.............................     34.2         31.1       27.4
Selling, general and administrative
  expenses......                              26.7         22.5       19.8
Income from operations...................      7.5          8.6        7.6
Interest income..........................      0.2          0.2        0.3
Interest expense.........................      0.4          0.4        0.1
Income taxes.............................      0.2          2.0        3.0
Officer compensation.....................      3.7          0.7        0.0
Net income...............................      3.5          5.6        4.8

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales increased by $277.4 million or 43.7% to $911.9 million in 1996 from $634.5 million in 1995. The increase was attributable to (i) internal growth fueled by an increase in the number of catalogs mailed (including 8 new catalog titles), an increase in revenue from the Company's outbound telemarketing program and an increased average order value resulting from increased offerings and sales of brand name products and (ii) the inclusion of a full year of sales from Tiger Direct verses one month in 1995. Sales attributable to the Company's North American operations increased 52.1% to $677.8 million in 1996 from $445.7 in 1995 as compared with a 24.0% increase in European sales to $234.1 million in 1996 from $188.8 million in 1995.

     Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $52.3 million or 26.5% to $249.6 million in 1996 from $197.3 million in 1995. Gross profit margin decreased to 27.4% in 1996 from 31.1% in 1995. The decrease in gross profit margin was due in part to the inclusion of a full year of sales from Tiger Direct whose product mix has a lower gross profit margin, and the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products and hardware which typically have lower gross profit margins than many of the Company's other products.

     A significant portion of this decline in gross profit margin has been offset by the continued decline in selling, general and administrative expenses as a percentage of net sales. While selling, general and administrative expenses increased by $37.1 million or 25.9% to $180.1 million in 1996 from $143.0 million in 1995, as a percentage of net sales they decreased to 19.8% in 1996 from 22.5% in 1995. The decrease as a percentage of net sales was primarily attributable to reduced catalog costs in North America as a result of the increased efficiencies described above under "--Impact of Expansion into Brand Name Products", vendor supported advertising, continued expense control and the leveraging of selling, general and administrative expenses over a larger sales base. As a result of expenses associated with the Company's launching of four new cross border catalogs in the first quarter in Europe, selling, general and administrative expenses as a percentage of net sales for Europe did not decrease significantly. These European cross border catalogs were mailed into countries where the Company did not have an existing customer base and accordingly yielded lower catalog response rates than the Company's other catalogs.

     Income from operations increased by $15.2 million or 28.0% to $69.5 million in 1996 from $54.3 million in 1995. Income from operations as a percentage of net sales decreased to 7.6% from 8.6% in 1995 as a result of a $4.6 million decrease in operating profits for Europe and the inclusion of a full year of Tiger which had a lower operating profit margin than the rest of North America.

     Interest income increased $1.3 million to $2.5 million in 1996 from $1.2 million in 1995 primarily due to investment in short-term securities.

     Interest expense decreased $1.9 million to $0.5 million in 1996 from $2.4 million in 1995 primarily as a result of the repayments of officers/shareholders' notes issued during 1995.

     Net income increased $8.0 million or 22.4% to $43.7 million in 1996 as a result of the increase in income from operations described above and a $4.7 million decrease in Officer Compensation and an increase of $15.0 million in income taxes as described in "--Termination of S Corporation Status". Net income increased $10.6 million or 32.0% compared to 1995 pro forma net income of $33.1 million, as described below.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net sales increased by $150.3 million or 31.0% to $634.5 million in 1995 from $484.2 million in 1994. The increase was attributable to a 7.3% increase in the number of catalogs mailed (including 8 new catalog titles), an increase in revenue from the Company's outbound telemarketing program, a 7.2% increase in catalog response rates and a 13.6% increase in average order value. The Company attributes the increase in catalog response rates (calculated as the number of orders entered during a period divided by the number of catalogs distributed during such period) and the increase in the average order value primarily to increased offerings and sales of brand name products. Sales attributable to the Company's North American operations increased 25.6% to $445.7 million in 1995 from $354.8 in 1994 as compared with a 45.9% increase in European sales to $188.8 million in 1995 from $129.4 million in 1994.

      Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $31.6 million or 19.0% to $197.3 million in 1995 from $165.7 million in 1994. Gross profit margin decreased to 31.1% in 1995 from 34.2% in 1994. The decrease in gross profit margin was primarily due to an increase in the proportion of net sales attributable to brand name products, particularly computer related products, which typically have lower gross profit margins than many of the Company's other products. The majority of this decline, however, was offset by the increased efficiencies discussed above under "--Impact of Expansion into Brand Name Products" and vendor supported advertising.

     Selling, general and administrative expenses increased by $13.8 million or 10.7% to $143.0 million in 1995 from $129.2 million in 1994. Selling, general and administrative expenses decreased as a percentage of net sales, however, to 22.5% in 1995 from 26.7% in 1994. The decrease as a percentage of net sales was primarily attributable to reduced catalog costs as a result of the increased efficiencies described above under "--Impact of Expansion into Brand Name Products," vendor supported advertising, continued expense control and the leveraging of selling, general and administrative expenses over a larger sales base.

     Prior to the closing of the IPO on June 29, 1995, selling, general and administrative expenses excluded officer compensation paid to the Company's three principal stockholders who also serve as the Company's three principal executive officers. Effective upon the closing of the IPO, each of such officers was paid a base salary of $300,000 per year and is not eligible for any increase in salary, any discretionary bonus or any stock options for the two year period following the closing of the IPO. All compensation paid to such officers after the closing of the IPO was included in selling, general and administrative expenses. The increase in selling, general and administrative expenses attributable to such salaries was partially offset, however, by (i) the termination in connection with the IPO of a $500,000 per year consulting agreement entered into in 1992 with a stockholder and
(ii) the assignment to the Company in connection with the IPO of certain patents subject to a royalty agreement with the Company's three senior executive officers and principal stockholders pursuant to which the Company recorded $85,000 in royalty expenses during 1995. After giving effect to such adjustments, pro forma selling, general and administrative expenses would have been $143.2 million or 22.6% of net sales in 1995.

     Income from operations increased by $17.7 million or 48.6% to $54.3 million in 1995 from $36.5 million in 1994. Income from operations as a percentage of net sales increased from 7.5% to 8.6% for the reasons discussed above. Income from operations on a pro forma basis as described above would have been $54.1 million or 8.5% of net sales in 1995.

     Interest income increased to $1.2 million in 1995 from $1.1 million in 1994 primarily due to investment in short-term securities.

     Interest expense increased to $2.4 million in 1995 from $1.8 million in 1994 primarily as a result of the interest paid on officers/shareholders' notes issued during 1995.

     Net income increased $18.6 million or 108.5% to $35.7 million in 1995 principally as a result of the increase in income from operations described above. Net income on a pro forma basis as described above would have been $33.1 million. The decrease in pro forma net income compared to historical net income primarily reflects the imposition of a higher provision for income taxes resulting from the termination of the S Corporation status of certain Predecessor Companies in connection with the IPO. See "--Termination of S Corporation Status."

Seasonality

     The operations of the Company are somewhat seasonal. In particular, net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during the summer months. The following table sets forth net sales, gross profit and income from operations for each of the quarters since January 1, 1994.

                                         Three Months Ended
                        -----------------------------------------------------
                        March 31,     June 30,    September 30,  December 31,
                          1994          1994          1994           1994
                        --------      --------    -------------  ------------
                                        (dollars in millions)

Net sales................ $114.2       $114.3       $120.7          $135.0
Gross profit.............   40.4         39.8         41.2            44.3
Income from operations...   10.3          7.9          9.4             8.9



                                         Three Months Ended
                        -----------------------------------------------------
                        March 31,     June 30,    September 30,  December 31,
                          1995          1995          1995           1995
                        --------      --------    -------------  ------------

Net sales................ $160.7       $149.4       $153.0          $171.4
Gross profit.............   50.9         45.6         47.5            53.3
Income from operations...   14.7         12.1         12.8            14.7

                                         Three Months Ended
                        -----------------------------------------------------
                        March 31,     June 30,    September 30,  December 31,
                          1996          1996          1996           1996
                        --------      --------    -------------  ------------

Net sales................ $218.7       $213.7       $225.9          $253.6
Gross profit.............   65.0         60.1         60.3            64.2
Income from operations...   18.3         15.5         16.8            18.9

Liquidity and Capital Resources

     The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth, (ii) acquisitions and
(iii) prior to the IPO, distributions to its existing stockholders primarily to satisfy their tax liabilities resulting from the S Corporation status of certain of the Predecessor Companies. The Company's primary sources of financing have been cash from operations and to a lesser extent, bank borrowings and loans from affiliates. The Company believes that its cash flows from operations and available lines of credit will be adequate to support its current operations.

     Net cash provided by operating activities was $5.7 million, $11.0 million and $19.6 million in 1994, 1995 and 1996, respectively. The increase from 1994 to 1995 was primarily due to increased working capital as a result of increased sales. The increase from 1995 to 1996 was due to increased working capital as a result of increased sales, improved management of inventory and accounts receivable and reduced levels of unprinted catalog paper in response to stabilizing paper prices.

     Net cash used in investing activities in 1994 of $5.5 million was a result of additional capital expenditures of $5.4 million for the acquisition of a distribution center in Scotland, computer equipment and additional furniture and fixtures to accommodate increased staff levels.

    Net cash used in investing activities in 1995 of $11.7 million was primarily as a result of the acquisition of Tiger, property and equipment purchases and the repayment of amounts due to affiliates. Net cash used in investing activities in 1996 of $39.8 million was the result of the investment of surplus cash and the acquisition of computer equipment and additional furniture and fixtures at the new Naperville, Illinois facility to accommodate increased staff levels.

    Net cash provided by (used in) financing activities was ($1.4) million, $20.2 million and $27.0 in 1994, 1995 and 1996, respectively. The use of funds in 1994 was primarily due to additional bank borrowings to fund stockholder loans to pay taxes.

     The source of funds in 1995 was due mainly to the net proceeds of the IPO net of the repayment of officers' notes payable and repayment of bank debt. For 1996 net cash provided by financing activities resulted from the net proceeds from the sale and issuance of 1,000,000 shares of common stock by the Company on March 26, 1996, the repayment of long term bank debt in Europe, the settlement of long term capital leases assumed and the write down of the goodwill resulting from the acquisition of Tiger Direct.

     The Company maintains unsecured lines of credit with various financial institutions under which the maximum aggregate amount available is $52.0 million. As of December 31, 1996, the Company had no outstanding borrowings under the lines of credit. The lines of credit bear interest at either the prime rate, LIBOR, plus 0.63% or at the bank's base rate and expire on various dates through December 1997. In addition, the Company may have outstanding letters of credit equal to an amount of the total line less outstanding
borrowings.   At December 31, 1996 there were no outstanding letters of
credit.

    The Company also maintains a secured line of credit with a bank with a maximum amount available of Pound Sterling1,000,000. Borrowings, of which there were none as of December 31, 1996, bear interest at the bank's base rate (6 % at December 31, 1996) plus 2% and are secured by substantially all of the assets of the Global's United Kingdom subsidiaries. This line expires in December 1997 and is renewable at Global's option.

     The Company anticipates capital expenditures in 1997 of approximately
$15 million, which the Company expects to fund out of cash from operations and existing cash and cash equivalents . These capital expenditures are primarily for (i) the relocation and expansion of the Company's sales and distribution centers and (ii) the purchase of computers and other fixed assets.

Recent Pronouncements of the Financial Accounting Standards Board

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") include Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which are effective for the fiscal year ended December 31, 1996. The adoption of SFAS 123 and SFAS 121 did not have a material impact on the Company's consolidated financial position or results of operations.

Forward Looking Statements

     The Company has made in this report, and from time to time may otherwise make, forward looking statements concerning the Company's operations, economic performance and financial condition. Such forward looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including but not limited to (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company's management information systems, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the computer related products, office products and industrial products markets from superstores, direct marketers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes or use taxes, or other taxes on mail order companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, and (x) risks due to shifts in market demand and/or price erosion of owned inventory.

Item 8. Financial Statements and Supplementary Data.

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by Item 10 of Part III is hereby incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement").

Item 11. Executive Compensation.

     The information required by Item 11 of Part III is hereby incorporated by reference from the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 of Part III is hereby incorporated by reference from the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 of Part III is hereby incorporated by reference from the Company's Proxy Statement.


                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a) 1. The Consolidated Financial Statements of Global DirectMail Corp (see index to financial statements at F-1).

      2.  Financial Statement Schedules:

          Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      3.  Exhibits.



                                 EXHIBIT INDEX
Exhibit
  No.                             Description
_______   ____________________________________________________________________

 3.1      Certificate of Incorporation of Registrant*

 3.2      By-laws of Registrant*

 4.1      Stockholders Agreement**

 4.2      Specimen Stock Certificate of Registrant*

10.1      Form of 1995 Stock Option Plan***

10.2 Exchange Agreement dated as of May 8, 1995 between certain stockholders of the Predecessor Companies and the Company*

10.3 Lease Agreement dated October 14, 1992 between the Company and 2 RB Associates Co. (Port Washington facility)*

10.4      Lease Agreement dated September 20, 1988 between the
          Company and Addwin Realty Associates (Port Washington facility)*

10.5 Lease Agreement dated May 25, 1989 between the Company and Addwin Realty Associates (Suwanee facility)*

10.6 Lease Agreements dated February 1, 1988 between the Company and Addwin Realty Associates (Addison facility)*

10.7 Lease Agreements dated November 1, 1993 between the Company and Delcomp Realty Company (Compton facility)*

10.8 Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago and Walsh, Higgins & Company (Naperville facility)*

10.9 Rent Guaranty dated as of October 14, 1992 by the Company to the Bank of New York*

10.10 Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto*

10.11 Consulting Agreement dated as of December 22, 1992 between the Company and Paul Leeds*

10.12     Form of 1995 Stock Plan for Non-Employee Directors***

10.13 Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg***

21.1      Subsidiaries of the Registrant***

23.1      Consent of Independent Public Accountants

23.2      Consent of Independent Public Accountants

27        Financial Data Schedule
__________

  * Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).

 ** Incorporated herein by reference to the Company's quarterly report on Form
    10-Q for the quarterly period ended September 30, 1995.

*** Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).

(b) Reports on Form 8-K.

    No reports on Form 8-K have been filed during the quarterly period ended December 31, 1996.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 28th day of March, 1997.

                                     GLOBAL DIRECTMAIL CORP

                                     By:  /s/ RICHARD  LEEDS
                                         .....................................
                                              Richard Leeds
                                         Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature            Title                                        Date
   ---------            -----                                        ----

/s/ RICHARD LEEDS         Chairman and Chief Executive Officer  March 28, 1997
---------------------     Principal Executive Officer)
    Richard Leeds

/s/ BRUCE LEEDS           Vice Chairman and President of        March 28, 1997
---------------------     International Operations
    Bruce Leeds

/s/ ROBERT LEEDS          Vice Chairman and President of        March 28, 1997
----------------------    Domestic Operations
    Robert Leeds

/s/ ROBERT DOOLEY         Director and Senior Vice President--  March 28, 1997
----------------------    Worldwide Computer Sales and
    Robert Dooley         Marketing

/s/ KENNETH J. HALL       Chief Financial Officer               March 28, 1997
----------------------    (Principal Financial Officer)
    Kenneth J. Hall

/s/ HOWARD KOHOS          Corporate Controller                  March 28, 1997
----------------------    (Principal Accounting Officer)
    Howard Kohos

/s/ ROBERT D. ROSENTHAL   Director                              March 28, 1997
-----------------------
    Robert D. Rosenthal

/s/ STACY DICK            Director                              March 28, 1997
-----------------------
    Stacy Dick


                            GLOBAL DIRECTMAIL CORP
                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
Global DirectMail Corp                                                  ----

Independent Auditors' Report..............................................F-2

Consolidated Balance Sheets--
   December 31, 1995 and 1996.............................................F-3

Statements of Consolidated Income--
   Years ended December 31, 1994, 1995 and 1996...........................F-4

Statements of Consolidated Shareholders' Equity--
   Years ended December 31, 1994, 1995 and 1996...........................F-5

Statements of Consolidated Cash Flows--
   Years ended December 31, 1994, 1995 and 1996...........................F-6

Notes to Consolidated Financial Statements.................. F-7 through F-17


                         INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors of
  THE GLOBAL DIRECTMAIL CORP:

We have audited the accompanying consolidated balance sheets of Global DirectMail Corp, the successor corporation to the Global Group of Companies (collectively, the "Company"), as of December 31, 1995 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
New York, New York
February 5, 1997



                            GLOBAL DIRECTMAIL CORP

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1996
                                (IN THOUSANDS)


                                        Notes          1995          1996
ASSETS                                  -----        --------      --------
------
CURRENT ASSETS:
  Cash and cash equivalents                          $ 28,477      $ 35,211
  Short term investments                                    -        31,031
  Accounts receivable, net                1            84,390       111,709
  Inventories                                          71,645        93,033
  Prepaid catalog expense                              20,467        12,305
  Other prepaid expenses and
    current assets                                      6,331         7,427
  Deferred income tax benefit             8             1,470         3,266
                                                     --------      --------
      Total current assets                            212,780       293,982

PROPERTY AND EQUIPMENT, net               4            17,255        21,878

GOODWILL, net                             3            16,125        13,545

DEFERRED INCOME TAX BENEFIT               8               300             -

OTHER ASSETS                                            1,055         2,034
                                                     --------      --------
      TOTAL                                          $247,515      $331,439
                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $ 85,189      $ 99,053
  Current portion of long-term debt       6             5,395           495
                                                     --------      --------

      Total current liabilities                        90,584        99,548
                                                     --------      --------

LONG-TERM DEBT                            6             2,924         2,030
                                                     --------      --------
DEFERRED INCOME TAXES                     8                 -         1,224
                                                     --------      --------
COMMITMENTS AND CONTINGENCIES             9
SHAREHOLDERS' EQUITY:                     7
  Preferred shares                                          -             -
  Common shares                                           369           379
  Additional paid-in capital                          138,470       168,356
  Retained earnings                                    14,688        58,392
  Cumulative translation adjustment                       480         1,510
                                                     --------      --------
      Total shareholders' equity                      154,007       228,637
                                                     --------      --------
      TOTAL                                          $247,515      $331,439
                                                     ========      ========


See notes to consolidated financial statements.


                            GLOBAL DIRECTMAIL CORP

                       STATEMENTS OF CONSOLIDATED INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         1994           1995          1996
                                        --------      --------      --------

NET SALES                               $484,165      $634,484      $911,893

COST OF SALES                            318,429       437,179       662,277
                                        --------      --------      --------

GROSS PROFIT                             165,736       197,305       249,616

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                               129,204       143,034       180,142
                                        --------      --------      --------

INCOME FROM OPERATIONS                    36,532        54,271        69,474

OTHER INCOME (EXPENSE), net                  313           (41)          (39)

INTEREST INCOME                            1,075         1,246         2,470

INTEREST EXPENSE                          (1,759)       (2,394)         (521)

PROVISION FOR INCOME TAXES                  (909)      (12,655)      (27,680)

OFFICERS'/SHAREHOLDERS' COMPENSATION     (18,124)       (4,707)            -
                                        --------      --------      --------

NET INCOME                              $ 17,128      $ 35,720      $ 43,704
                                        ========      ========      ========

NET INCOME PER COMMON SHARE$                                            1.15
                                                                    ========
Weighted average common and common
       equivalent shares outstanding                                  38,129
                                                                    ========
Pro Forma Income Data (unaudited)
Historical income before income taxes   $ 18,037      $ 48,375
Pro forma other adjustments               17,833         5,684
                                        --------      --------
Pro forma income before income taxes      35,870        54,059
Pro forma income taxes                    13,989        21,008
                                        --------      --------
Pro forma net income                    $ 21,881      $ 33,051
                                        ========      ========
Pro forma net income per common share   $   0.65      $   0.93(1)
                                        ========      ========
Pro forma weighted average common and
     common equivalent shares
     outstanding                          33,807        35,499(1)
                                        ========      ========

(1) If the common shares outstanding after the initial public offering in June 1995 were outstanding for the entire 1995 year, then pro forma net income per share for 1995 would have been $0.90 (see Note 2).

See notes to consolidated financial statements.


                            GLOBAL DIRECTMAIL CORP

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)

[CAPTION]



                                                                                                                       Notes
                                                                                                                    Receivable
                                                                     Additional                      Cumulative        from
                                                     Common Shares     Paid-in        Retained       Translation      Related
                                          Notes      (See  Note 2)     Capital         Earnings       Adjustment       Parties
                                          -----      -------------   ----------       ---------      -----------    ------------
Balances, January 1, 1994                              $18,922         $ 14,539       $25,087        $ (482)          $        (5)

Difference arising from translation of
  foreign statements                                         -                -             -           797                   -
Dividends paid                                               -                -        (2,486)            -                   -
Increase in notes receivable from
  related parties, net                      5                -                -             -             -             (10,268)
Compensation to officers' paid
  in common shares                          7            6,000                -             -             -                   -
Other                                                       12                -          (138)            -                   -
Net Income                                                   -                -        17,128             -                   -
                                                       -------         --------       -------        ------           ---------
Balances, December 31, 1994                             24,934           14,539        39,591           315             (10,273)

Differences arising from translation of
  foreign statements                                         -                -             -           165                   -
Dividends paid                                               -                -        (2,000)            -                   -
Other                                                      (30)               -            30             -                   -
Effect of exchange of common
  shares, issuance of notes and
  collection of notes receivable            1          (24,620)         (14,528)      (58,653)            -              10,273
Initial public offering of common shares    1               83          134,329             -             -                   -
Issuance of common shares for the
  acquisition of Tiger Direct, Inc.         3                2            4,130             -             -                   -
Net income                                                   -                -        35,720             -                   -
                                                       -------         --------       -------        ------           ---------
Balances, December 31, 1995                                369          138,470        14,688           480                   -

Differences arising from translation of
  foreign statements                                         -                -             -         1,030                   -
Net proceeds from sale of common
  shares                                    1               10           29,886             -             -                   -
Net income                                                   -                -        43,704             -                   -
                                                       -------         --------       -------        ------           ---------
Balances, December 31, 1996                            $   379         $168,356       $58,392        $1,510           $       -
                                                       =======         ========       =======        ======           =========

See notes to consolidated financial statements.


                            GLOBAL DIRECTMAIL CORP

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)
[CAPTION]

                                                              1994             1995              1996
                                                            --------         --------          --------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                  $ 17,128         $ 35,720          $ 43,704
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization, net                         1,808            2,098             3,813
    Provision (benefit) for deferred income taxes                211           (1,959)             (330)
    Provision for returns and doubtful accounts                3,330            4,178             2,745
    Officers' non-cash compensation (see Note 7)               6,000                -                 -
    Changes in assets and liabilities:
      Accounts receivable                                    (21,380)         (15,261)          (29,242)
      Inventories                                             (9,355)         (12,155)          (20,748)
      Prepaid catalog expense and other prepaid expenses and
        current assets                                        (4,217)          (8,500)            7,028
      Accounts payable and accrued expenses                   12,179            6,921            12,647
                                                            --------         --------          --------
      Net cash provided by operating activities                5,704           11,042            19,617
                                                            --------         --------          --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investments in short term instruments                              -                -           (31,031)
Additions to property and equipment                           (5,406)          (4,859)           (8,805)
Due from affiliated entities                                     (51)          (5,631)                -
Acquisition of business (see Note 3)                               -           (1,185)                -
                                                            --------         --------          --------
      Net cash used in investing activities                   (5,457)         (11,675)          (39,836)
                                                            --------         --------          --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
Net cash provided by short term borrowings from banks              -                -               478
Borrowings of long term debt                                  20,080            8,392                 -
Repayment of long term debt                                   (8,700)         (27,550)           (6,442)
Increase in notes payable to related parties                     317                -                 -
Repayment from (advances to) related parties                 (10,453)           4,702                 -
Proceeds from sale and issuance of common shares                  12          134,412            29,896
Dividends paid                                                (2,486)          (2,000)                -
Payment of notes payable to shareholders                           -          (97,800)                -
Adjustment of goodwill (see Note 3)                                -                -             3,113
Payment to minority shareholders for dissolution of
  a company
                                                                (138)               -                 -
                                                            --------         --------          --------
      Net cash provided by (used in) financing activities     (1,368)          20,156            27,045
                                                            --------         --------          --------

EFFECTS OF EXCHANGE RATES ON CASH                                307              128               (92)
                                                            --------         --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (814)          19,651             6,734
                                                            --------         --------          --------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                9,640            8,826            28,477
                                                            --------         --------          --------
CASH AND CASH EQUIVALENTS - END OF PERIOD$                  $  8,826         $ 28,477          $ 35,211
                                                            ========         ========          ========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                               $  1,937         $  2,548          $  1,194
                                                            ========         ========          ========
Income taxes paid                                           $  1,179         $ 14,957          $ 26,606
                                                            ========         ========          ========

See notes to consolidated financial statements.


                            GLOBAL DIRECTMAIL CORP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


1.  BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
    SIGNIFICANT ACCOUNTING POLICIES


      Basis of Presentation - The accompanying consolidated financial statements include the accounts of Global DirectMail Corp and its wholly-owned subsidiaries (collectively, the "Company" or "Global").

      Global DirectMail Corp is the successor to several corporations, previously referred to as the Global Group, which were owned by related shareholders. In connection with the consummation of an initial public offering in June 1995 (the "IPO"), the stockholders of these predecessor companies exchanged all of the outstanding capital stock for 28,400,000 common shares of Global DirectMail Corp and the predecessor companies terminated their elections to be treated as S Corporations. This transaction was accounted for as if it were a pooling of interests.

      In addition to this exchange, notes aggregating $97.8 million, which were issued by certain of the predecessor companies to the shareholders, representing S Corporation earnings and tax basis through the date of the closing of the IPO discussed below, were paid. Such payment was made net of $10.6 million of notes receivable from officers/shareholders and loans made to officers/shareholders of $1.2 million. In addition, all affiliated indebtedness which existed at that time was satisfied. On June 29, 1995, Global completed the IPO of 8,308,750 shares at $17.50 per share. On March 26, 1996 the Company sold 1,000,000 shares of common stock at $32.25 per share.

      Description of Businesses - The Company is involved in the marketing and sale of computer related products, office products and industrial products, through the distribution of mail order catalogs and a network of outbound telemarketers.

      Principles of Consolidation - All significant intercompany accounts and transactions have been eliminated in consolidation. The foreign subsidiaries' financial statements have been adjusted, when necessary, to conform to accounting principles generally accepted in the United States of America.

      Cash and Cash Equivalents - The Company considers amounts held in money market accounts and other short-term investments with an original maturity date of approximately three months or less to be cash equivalents.

      Accounts Receivable - The amounts shown in the consolidated balance sheets are shown net of allowances for doubtful collections and subsequent customer returns of approximately $7,731,000 and $7,724,000 at December 31, 1995 and 1996, respectively. The changes in these reserve accounts are summarized as follows (in thousands):

                                                  Years ended December 31,
                                             ---------------------------------
                                               1994        1995         1996
                                             --------    --------     --------

      Balance, beginning of year.........     $ 5,367     $ 4,598     $ 7,731
      Charged to expense.................       3,330       4,178       2,745
      Reductions, principally write-offs.      (4,099)     (1,045)     (2,752)
      Balance, end of year...............     $ 4,598     $ 7,731     $ 7,724

      Inventories - Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method.

      Prepaid Catalog Expense - Prepaid catalog expense includes unused paper and reflects the costs of producing and distributing catalogs which are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally three months). Vendors place advertisements in the catalogs for which the Company receives advertising allowances and incentives. These revenues are recognized on the same basis as catalog costs.

      Property and Equipment - Property and equipment is stated at cost. Depreciation of furniture, fixtures and equipment is on the straight line or accelerated method over their estimated useful lives ranging from three to eight years. Depreciation of the building is on the straight line method over its estimated useful life of 50 years. Leasehold improvements are amortized over the lessor of their useful lives or the term of the lease.

      Income Taxes - Under the provisions of the Internal Revenue Code, several of the predecessor companies had elected to be treated as S Corporations. Accordingly, Federal and, where applicable, certain state income taxes were included in the respective shareholders' individual tax returns until such time as the predecessor companies completed the IPO. Income taxes for the predecessor companies were recorded where appropriate. Since that time, the predecessor companies have all become taxable entities (see Note 8).

      Foreign Currency Translation - The financial statements of the foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for consolidated balance sheet items and average exchange rates for the consolidated statements of income items. The translation differences are recorded directly in the consolidated statement of shareholders' equity.

      Foreign Currency Transactions - Transactions in foreign currencies are recorded at the exchange rate in effect at the transaction date. Realized and unrealized exchange gains and losses during the year are included in the respective year's consolidated statements of income.

      Sales Recognition - Sales of products are recognized at the time of shipment. A reserve is recorded for returns based upon historic trends.

      Research and Development Costs - Costs incurred in connection with research and development are expensed as incurred. Such expenses for each of the three years ended December 31, 1994, 1995 and 1996 aggregated approximately $515,000, $443,000 and $573,000, respectively.


      Goodwill and Negative Goodwill - Goodwill of $19.4 million at December 31, 1996 arose from the 1995 acquisition of Tiger Direct, Inc. (see Note 3) and is shown net of negative goodwill which arose as a result of acquisitions made in prior years. Goodwill and negative goodwill are being amortized over 35-year and 10-year periods, respectively.

      Use of Estimates In Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Net Income Per Share - Net income per share in 1996 was calculated based upon the weighted average number of common shares outstanding and include the equivalent shares for dilutive options outstanding during 1996.

      Reclassifications - Certain amounts in prior years have been reclassified to conform to the 1996 presentation.




2.    PRO FORMA INFORMATION (UNAUDITED)


      Pro Forma Income Adjustments


      The pro forma income data for the years ended December 31, 1994 and 1995 present the effects on the historical consolidated financial statements of certain transactions related to the IPO as if they occurred as of the beginning of such periods, including (1) reduced levels of compensation and royalty payments to officers/shareholders, (2) the elimination of $500,000 per year of compensation paid to a shareholder pursuant to a consulting agreement entered into in 1992 which terminated in connection with the IPO, (3) the elimination of interest paid on officers/shareholders notes in 1995, and (4) the provision for income taxes to eliminate the benefit, for income tax purposes, of the predecessor companies with S Corporation status.

      Payments to Officers/Shareholders - An adjustment has been made to eliminate (1) compensation paid to the Company's three principal officers/shareholders in excess of $300,000 each per annum, (2) interest paid to officers/shareholders on notes in 1995, and (3) royalty expenses paid to the Company's three principal officers/shareholders aggregating approximately $109,000 and $85,000 for the years ended December 31, 1994 and 1995, respectively, under a royalty agreement. Such patents were assigned to Global DirectMail Corp and the royalty agreement was terminated in connection with the IPO.

      Income Taxes - Immediately prior to the closing of the IPO, each of the predecessor companies with S Corporation status terminated such status. The pro forma adjustment reflects increased provisions for income taxes to an effective rate of approximately 39 percent. While this effective rate represents the pro forma tax rate based on historic earnings trends in the respective tax jurisdictions and results through December 31, 1995, this rate will change in the future in accordance with such trends as tax credits currently available are fully utilized.

      Pro Forma Net Income Per Common Share

      Pro forma net income per common share prior to the completion of the IPO was based on the number of shares of common stock to be outstanding after the exchange and additionally includes only the number of shares (calculated at the assumed initial public offering price) that were used in the IPO to repay the various notes and related party payments (see Note 5).

      Pro forma net income per share for the year ended December 31, 1995 was calculated based on the weighted average number of shares outstanding plus the effect of 201,400 options assumed outstanding. Pro forma net income per share for the year ended December 31, 1994 was calculated based on 33,807,000 shares outstanding during the entire year.

3.    ACQUISITIONS

      On November 30, 1995, Global acquired Tiger Direct, Inc. ("Tiger") from unrelated third party sellers. Tiger was purchased for aggregate consideration of $5.8 million, representing cash of $1.1 million, the issuance of approximately 148,000 Global common shares, and purchase related expenses of $0.6 million. The acquisition has been accounted for under the purchase method of accounting. As required by the purchase method, assets were recorded at their fair market value, which approximated cost, and liabilities of $21.5 million were assumed at fair value. At December 31, 1995, the Company recorded the purchase price in excess of the fair value of the net assets acquired as goodwill. The estimated fair values were further evaluated by the Company during 1996 and, as a result, goodwill from this transaction was reduced by approximately $3.1 million. The Company will periodically evaluate the carrying value of goodwill using undiscounted cash flows. While the Company intends to make all efforts to effectively assign a value to other intangibles no value has been attributed to intangible assets other than goodwill.

      The unaudited pro forma results of operations of the Company, including the pro forma effect as if Tiger had been acquired as of January 1, 1994 are as follows (in thousands, except earnings per share):

                                                  Years ended December 31,
                                                ---------------------------
                                                  1994               1995
                                                --------           --------

      Net Sales..............................   $ 574,402         $ 721,816
      Net income from continuing operations..   $  15,590         $  20,491
      Earnings per share.....................   $    0.46         $    0.58

      The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or future operating results of the Company.

      During 1994, the Company acquired the assets of two separate businesses, Power UP! and SN Option PC S.A.R.L. for aggregate consideration of approximately $800,000. The effect of such acquisitions on the Company's operating results, actual or pro forma for 1994 or 1995, were not material.

4.    PROPERTY AND EQUIPMENT, net

      Property and equipment, net consists of the following (in thousands):

                                                        December 31,
                                                ---------------------------
                                                  1995               1996
                                                --------           --------

      Land and building......................    $ 3,932            $ 5,226
      Furniture and fixtures, office and
        warehouse equipment..................     21,485             27,273
      Leasehold improvements.................      2,929              3,990
      Transportation equipment...............      1,271              1,555
                                                 -------            -------
                                                  29,617             38,044
      Less accumulated depreciation and
        amortization.........................     12,362             16,166
                                                 -------            -------
                Net Property and Equipment...    $17,255            $21,878
                                                 =======            =======

5.     RELATED PARTY TRANSACTIONS

      All amounts receivable from and/or payable to related parties and affiliates at December 31, 1994, net of activity through June 29, 1995, were satisfied from the proceeds of the IPO (see Note 1).

      The Company leases several warehouse and office facilities from affiliates (see Note 9). Rent expense under those leases aggregated $2,497,000, $2,366,000 and $2,130,000 for the years ended December 31, 1994,
1995 and 1996, respectively.

6.    LONG-TERM DEBT

      Long-term debt consist of the following (in thousands):

                                                        December 31,
                                                ---------------------------
                                                  1995               1996
                                                --------           --------
      Unsecured lines of credit (a)..........    $     -            $     -
      Secured lines of credit (b)............          -                  -
      Foreign denominated term loan
        subsequently repaid                        4,647                  -
      Foreign denominated secured loan (c)...      1,860              2,030
      Capitalized lease obligations..........      1,812                 17
                                                 -------            -------
      Total..................................      8,319              2,047
      Less: current maturities...............      5,395                 17
                                                 -------            -------
      Long-Term Debt.........................    $ 2,924            $ 2,030
                                                 =======            =======

      At December 31, 1996, the aggregate maturities of notes payable are as follows (in thousands):


      Year Ending December 31,                            Amount
      ------------------------                            ------

      1997...........................................     $   17
      1998...........................................          -
      1999...........................................      2,030
                                                          ------
      Total Notes Payable............................     $2,047
                                                          ======

(a) The Company maintains lines of credit with various financial institutions. The maximum aggregate amounts available under these lines of credit were $32 million and $52 million at December 31, 1995 and 1996. No amounts were outstanding under these lines at December 31, 1996. These lines accrue interest at variable rates of either the prime rate or LIBOR plus 63 basis points. The prime rate and LIBOR were 8.25 percent and 5.5 percent, respectively, at December 31, 1996. These lines expire on various dates through December 1997.

     Associated with the lines of credit, the Company may have outstanding letters of credit equal to the amount of the total line less outstanding borrowings. At December 31, 1996 there were no outstanding letters of credit.

(b) The Company maintains a secured line of credit with a bank with a maximum amount available of Pound Sterling1,000,000. Borrowings, of which there were none as of December 31, 1995 and 1996, bear interest at the bank's base rate (6 % at December 31, 1996) plus 2% and are secured by substantially all of the assets of the Global's United Kingdom subsidiaries. This line expires in December 1997 and is renewable at Global's option.

(c) In May 1994, a subsidiary of the Company entered into a mortgage agreement ("Mortgage") in the amount of Pound Sterling1,200,000 due in its entirety in June 1999, with interest payable semi-annually at a rate of 9.6 percent per annum. The Mortgage is secured by land and building with an aggregate net book value of Pound Sterling2,479,000 at December 31, 1996. The Mortgage contains certain covenants calling for timely reporting of financial information, restrictions on changes in ownership and employment levels by such subsidiary.

7.   SHAREHOLDERS' EQUITY

      At December 31, 1996, there were 25,000,000 shares of preferred stock, $0.01 par value, of which none were issued. Common stock at such date consisted of 150,000,000 shares authorized, par value of $0.01 per share, of which 37,856,990 were issued and outstanding.

      Prior to the IPO, the consolidated common stock and additional paid-in capital on a company-by-company basis at December 31, 1994 were as follows (in thousands):

                                                                     Additional
                                                                      Paid- In
                                                      Common Stock    Capital
                                                      ------------   ----------
Continental Dynamics Corp. ("Continental") -
  9,000 non-voting shares and 1,000 voting
  shares authorized, 6,116 and 998
  outstanding, respectively.....................        $ 19,703      $     -

Systemax Incorporated - 200 shares authorized,
  174 outstanding...............................              87        9,634

Dartek Corporation - 300 shares authorized
  and outstanding                                              -        4,891

Misco America, Inc. - 99 shares authorized,
  3 outstanding                                                -            3

HCS Global, Ltd. - 869,000 shares authorized,
  793,333 outstanding...........................           1,201           11

Misco Germany, Inc. - 99 shares authorized,
  3 outstanding.................................              18            -

Misco Italy Computer Supplies, S.p.A.
  -6 million shares authorized and outstanding..           3,715            -

Other entities - 5,401 shares authorized,
  3,117 outstanding.............................             210            -
                                                        --------      --------
                                                        $ 24,934      $ 14,539
                                                        ========      ========

      As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amount at December 31, 1996 was not material.

      Continental issued 1,523 shares of non-voting shares of common stock during 1994. Such issuance was made as compensation to the Company's three principal officers/shareholders. Continental determined the fair value of the shares issued to be $6,000,000.

      Stock Option Plans - The Company has two fixed option plans which reserve shares of common stock for issuance to key employees, directors,
consultants and advisors to the company.   The following is a description of
these plans:

      The 1995 Long-Term Stock Incentive Plan - This plan empowers the Company to award or grant from time to time non qualified and deferred compensation stock options, stock appreciation rights ( SAR's), restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2,000,000 shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award shall be granted under this plan after December 31, 2005. A total of 1,192,500 options were outstanding under this plan as of December 31, 1996.

      The 1995 Stock Option Plan for Non-Employee Directors - This plan provides for awards of non qualified options to directors of the company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten-year term from grant date and are immediately
exercisable.   A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the tenth annual stockholders meeting. A total of 14,000 options were outstanding under this plan as of December 31, 1996.

      The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock options. Had compensation costs of the plans been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "accounting for stock-based compensations," the company would have prepared a fair value model for such options and recorded such amount in the accompanying Financial Statements as compensation expense. On a pro forma basis, net income for 1996 and 1995 would have been $42.3 million and $32.6 million respectively and earnings per share for 1996 and 1995 would have been $1.11 and $0.92 respectively. The Company arrived at the fair value of stock grant at the date of the grant by using the Black-Scholes pricing option model with the following assumptions used for grants: risk-free interest rate of 6.1%;w expected dividend rate of 0%; expected level of 4 years; and expected volatility of 35%. The weighted average stock options at December 31, 1996 have a weighted average contractual level of 8.82 years.


      The following reflects activity for 1996 in these plans:

                                                 Options
                                               For Shares    Option Prices
                                               ----------  -----------------

      Outstanding, January 1, 1996............   865,500           -
      Granted during 1996.....................   365,150    $27.19 to $49.13
      Terminated during 1996..................   (24,150)   $17.50 to $39.50
      Exercised during 1996...................       -             -
                                               ---------    ----------------
      Outstanding, December 31, 1996.......... 1,206,500    $17.50 to $49.13
                                               =========

      The following table summarizes information as of December 31, 1996 concerning currently outstanding and exercisable options:


                                1995                           1996
                       ------------------------     --------------------------
                                   Weighted-                     Weighted
                                    Average                       Average
Fixed Options           Shares   Exercise Price      Shares    Exercise Price
-------------          -------   --------------     --------   ---------------

Outstanding at
  beginning of year          -             -          865,500      $ 20.49
Granted............    876,900       $ 20.45          365,150      $ 36.80
Exercised..........          -             -                -            -
Forfeited..........    (11,400)      $ 17.50          (24,150)     $ 19.39
                       -------                      ---------
Outstanding at end
  of year..........    865,500       $ 20.49        1,206,500      $ 25.45
                       =======                      =========

Options exercisable
  at year end......     10,000                        139,000
Weighted average
  fair value per
  option granted
  during the year..    $  7.05                       $  13.57


                                 Weighted
                      Number      Average    Weighted                 Weighted
    Range of       Outstanding   Remaining    Average      Number     Average
    Exercise            at      Contractual  Exercise    Exercisable  Exercise
      Price          12/31/96       Life      Price      at 12/31/96    Price
    --------       -----------  -----------  --------    -----------  --------
$17.50 to $22.50     555,150       8.48       $17.54         5,000      $21.56
$22.51 to $30.00     347,750       8.74       $26.73       130,000      $26.87
$30.01 to $40.00     294,600       9.52       $38.13         4,000      $39.06
$40.01 to $49.13       9,000       9.83       $49.13             -           -
                   ---------                               -------
$17.50 to $49.13   1,206,500       8.82       $25.45       139,000      $27.03
                   =========                               =======

8.   INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                 Years Ended December 31,
                                             -------------------------------
                                              1994         1995        1996
                                             ------       ------      ------
      Current:
      Federal...........................     $    -       $10,400     $23,140
      State.............................        855         1,895       3,787
      Foreign...........................       (157)        2,319       1,038
      Deferred..........................       (837)         (369)       (865)
      Change in valuation allowance.....      1,048        (1,590)        580
                                             ------       -------     -------
      Total.............................     $  909       $12,655     $27,680
                                             ======       =======     =======

      Prior to the IPO, a number of the predecessor companies were S Corporations and accordingly their income was not taxable for Federal and certain state tax purposes. Subsequent to the IPO, all of the former S Corporations terminated such status and accordingly became taxable entities thereafter. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations. The difference between the income tax expense and the computed income tax based on the Federal statutory corporate rate is as follows (in thousands):


                                                 Year Ended December 31,
                                             -------------------------------
                                              1994         1995        1996
                                             ------       ------      ------

Federal statutory rate...................... $ 6,313      $16,931     $24,984
State and local income taxes, net of
Federal tax benefit........................      855        1,001       2,456
Foreign tax..................................  1,040        2,778        (175)
Foreign source income........................ (3,065)      (2,685)       (573)
Increase (reduction) in valuation allowance..  1,048         (923)        580
Net operating loss utilized..................      -            -         335
Other items, net.............................      -            -          73
Federal, state and local tax benefit of S
  Corporation status......................... (5,282)      (4,447)          -
                                             -------      -------     -------
                                             $   909      $12,655     $27,680
                                             =======      =======     =======

      The deferred tax assets (liabilities) at December 31, 1995 and 1996 are comprised of the following:

                                                 Years Ended December 31,
                                                -------------------------
                                                 1995               1996
                                                ------             ------

Current:
  Deductible assets.........................   $ (3,580)           $(2,542)
  Non-deductible accruals and reserves......      3,870              4,244
  Non-deductible assets.....................        780                826
  Foreign net operating loss carryforwards..        140              1,027
  Other.....................................        260               (289)
                                               --------            -------
    Current.................................      1,470              3,266
                                               --------            -------
Non-Current:
  Foreign net operating loss carryforwards..      1,320              1,712
  Accelerated depreciation..................       (920)            (1,441)
  Basis differences from acquisitions.......        440                356
  Other assets..............................         50               (332)
  Valuation allowances......................       (590)            (1,519)
                                               --------            -------
    Non-Current.............................        300             (1,224)
                                               --------            -------
      Total.................................   $  1,770            $ 2,042
                                               ========            =======

      The foreign net operating loss carryforwards generally expire at dates through 2003. The Company maintains valuation allowances against its foreign net operating loss carryforwards since, at the this time, the realizability of the related deferred tax benefits can not be reasonably assured.


9.    COMMITMENTS AND CONTINGENCIES

      Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through October 2013.

      At December 31, 1996 future minimum annual lease payments for related and third-party leases were as follows (in thousands):


      Year Ending December 31,        Related Party    Third Party     Total
      ------------------------        -------------    -----------    -------

      1997..........................     $ 1,920         $ 3,309      $ 5,229
      1998..........................       1,872           3,131        5,003
      1999..........................       1,122           2,889        4,011
      2000..........................         612           1,706        2,318
      2001..........................         612           1,339        1,951
      2002-2006.....................       3,060           6,493        9,553
      2007-2011.....................         510           4,796        5,306
      Thereafter....................           -             352          352
                                         -------         -------      -------
                                         $ 9,708         $24,015      $33,723
                                         =======         =======      =======

      Rent expense for the years ended December 31, 1994, 1995 and 1996 aggregated approximately $4,869,000, $5,235,000 and $7,406,000, respectively.

      Guarantees - The Company has guaranteed a mortgage obtained by an affiliate ($2.5 million at December 31, 1996) relating to property which the Company leases from the affiliate. Additionally the Company's U.K. subsidiaries have granted a security interest for substantially all of their assets to secure a line of credit with a U.K. financial institution.

      Litigation - The Company has been named defendant in lawsuits incidental to their businesses. Management of the Company, based on discussions with legal counsel, believes the ultimate resolution of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

      Contingency - The Company is required to collect sales tax on certain of its out-of-state sales. In accordance with current law, 20% of the Company's 1996 domestic sales were subject to sales tax. A change in this law could require the Company to collect sales tax in additional states.

      Sales by the Company to government agencies are subject to certain government regulations. Inadvertent failure to comply with such regulations can result in significant penalties. While the Company has never paid any such penalties to date, there can be no assurances that penalties will not be levied in the future.

10.   GEOGRAPHIC INFORMATION

      The Company conducts its business in North America (the United States and Canada) and Europe. The following sets forth the Company's operations in their two geographic markets (in thousands):

                                          Year ended December 31, 1994
                                    ----------------------------------------
                                      Europe       North America     TOTAL
                                    ----------     -------------    --------

Net Sales.......................     $ 129,390        $354,775      $484,165
Income from operations..........         4,341          32,191        36,532
Identifiable assets.............        50,589         113,578       164,167

                                          Year ended December 31, 1995
                                    ----------------------------------------
                                      Europe       North America     TOTAL
                                    ----------     -------------    --------

Net Sales.......................     $ 188,765        $445,719      $634,484
Income from operations..........         8,846          45,425        54,271
Identifiable assets.............        66,369         181,146       247,515

                                          Year ended December 31, 1996
                                    ----------------------------------------
                                      Europe       North America     TOTAL
                                    ----------     -------------    --------

Net Sales.......................    $ 234,078         $677,815      $911,893
Income from operations..........        4,224           65,250        69,474
Identifiable assets.............       78,490          252,949       331,439

11.   OTHER MATTERS

      Employee Benefit Plans - Certain of the U.S. subsidiaries participate in defined contribution compensatory 401(k)/profit sharing benefit plans covering such eligible employees as defined by the plan document. Contributions to the plan by the Company is determined as a percentage of the employees' contributions. Aggregate expense to the Company for contributions to such plans was approximately $274,000, $211,000 and $267,000 in the years ended December 31, 1994, 1995 and 1996, respectively.

      Certain foreign entities require amounts to be accrued for each employee's retirement, determined in accordance with labor laws and labor agreements in effect in the respective country. Liabilities relative to such termination indemnities were not material.

      Foreign Exchange Risk Management -   The Company has limited involvement
with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. As of December 31,1996, the Company had outstanding options in the amount of Pound Sterling 1.0 million.

      Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 1995 and 1996, the fair value of the Company's financial instruments approximated their carrying values.

      Concentration of Credit Risk - Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customer's financial condition are performed.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly financial data for the years ended December 31, 1995 and 1996 is as follows:

                                 First       Second       Third       Fourth
1995:                           Quarter      Quarter      Quarter     Quarter
----                           ---------    ---------    ---------   ---------

Net Sales..................     $160,685     $149,443     $152,949    $171,407
Gross Profit...............     $ 50,934     $ 45,590     $ 47,498    $ 53,283
Net Income:
  Pro forma................     $  8,703     $  7,191
  Actual...................                               $  7,940    $  9,217
Net Income Per Share:
  Pro forma................     $   0.26     $   0.20
  Actual...................                               $   0.22    $   0.25


                                 First       Second       Third       Fourth
1996:                           Quarter      Quarter      Quarter     Quarter
----                           ---------    ---------    ---------   ---------

Net Sales..................     $ 218,732    $213,707     $225,868    $253,586
Gross Profit...............     $  65,021    $ 60,070     $ 60,313    $ 64,212
Net Income.................     $  11,392    $  9,787     $ 10,683    $ 11,842
Net Income Per Share.......     $    0.31    $   0.26     $   0.28    $   0.31

      Prior to the third quarter of 1995, the Company had disclosed net income and net income per share on a pro forma basis, the latter having been determined based on the weighted average number of shares and share equivalents outstanding.

                             *  *  *  *  *  *