Form 10-Q
period 1997-03-31
GLOBAL DIRECTMAIL CORP
filed 1997-05-15
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                    or

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

                                    [X]  Yes       [ ]  No

The number of shares outstanding of the registrant's Common Stock as of May 1, 1997 was 37,857,284.




                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL DIRECTMAIL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                      March 31,  December 31,
                                                         1997         1996
                                                      ---------  ------------
                                                    (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                          $ 35,483   $ 35,211
  Short term investments                               36,324     31,031
  Accounts receivable, net                            123,091    111,709
  Inventories                                          87,109     93,033
  Prepaid expenses and current assets                  22,178     22,998
                                                     --------   --------

     Total current assets                             304,185    293,982

PROPERTY AND EQUIPMENT, net                            21,687     21,878

GOODWILL, net                                          13,855     13,545

OTHER ASSETS                                            1,783      2,034
                                                     --------   --------
TOTAL                                                $341,510   $331,439
                                                     ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $99,570   $ 99,053
  Current portion of long term debt                        15        495
                                                     --------   --------

      Total current liabilities                        99,585     99,548
                                                     --------   --------

LONG TERM DEBT                                          1,969      2,030
                                                     --------   --------

DEFERRED INCOME TAXES                                   1,219      1,224
                                                     --------   --------

STOCKHOLDERS' EQUITY:
  Preferred stock                                         -          -
  Common stock                                            379        379
  Additional paid-in capital                          168,356    168,356
  Retained earnings                                    70,480     58,392
  Cumulative translation adjustment                      (478)     1,510
                                                     --------   --------
      Total stockholders' equity                      238,737    228,637
                                                     --------   --------

TOTAL                                               $ 341,510  $ 331,439
                                                     ========   ========

See notes to condensed consolidated financial statements.


GLOBAL DIRECTMAIL CORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Month
                                                             Periods ended
                                                               March 31,
                                                             --------------
                                                             1997      1996
                                                             ----      ----
                                                               (Unaudited)

NET SALES                                                  $273,537  $218,732

COST OF SALES                                               204,130   153,711
                                                           --------   --------

GROSS PROFIT                                                 69,407    65,021

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 50,776    46,736
                                                           --------   --------

INCOME FROM OPERATIONS                                       18,631    18,285

INTEREST AND OTHER INCOME, net                                  710       238
                                                           --------   --------

INCOME BEFORE INCOME TAXES                                   19,341    18,523

PROVISION FOR INCOME TAXES                                    7,253     7,131
                                                           --------   --------

NET INCOME                                                 $ 12,088  $ 11,392
                                                           ========   ========

Net income per common share                                $    .32  $    .31
                                                           ========   ========

Common and common equivalent shares outstanding              38,188    37,279
                                                           ========   ========





See notes to condensed consolidated financial statements













GLOBAL DIRECTMAIL CORP
CONDENSED STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
(IN THOUSANDS)




                                                   Additional                Cumulative
                                          Common    Paid-in     Retained    Translation
                                           Stock    Capital     Earnings     Adjustment
                                          ------   ----------   --------    -----------


Balances, December 31, 1996               $ 379    $ 168,356    $ 58,392      $ 1,510

Difference arising from translation
  of foreign statements (Unaudited)                                            (1,988)

Net income (Unaudited)                                            12,088
                                          -----    ---------    --------      -------
Balances, March 31, 1997 (Unaudited)      $ 379    $ 168,356    $ 70,480      $  (478)
                                          =====    =========    ========      =======




See notes to condensed consolidated financial statements.






GLOBAL DIRECTMAIL CORP
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                           Three-Month Period
                                                            Ended March 31,
                                                             1997      1996
                                                             ----      ----
                                                              (Unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $ 12,088  $ 11,392
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization, net                        1,081     1,030
   Provision for returns and doubtful accounts                (703)    1,317
Changes in assets and liabilities:
   Accounts receivable                                     (13,023)  (21,493)
   Inventories                                               4,704    (5,187)
   Prepaid catalog expense and other prepaid
  expenses and current assets                                  739     3,639
   Accounts payable and accrued expenses                     2,043    17,814
                                                          --------  --------

         Net cash provided by operating activities           6,929     8,512
                                                          --------  --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Net change in investments in short term instruments         (5,293)        -
Additions to property and equipment                         (1,504)   (2,768)
                                                          --------  --------

         Net cash used in investing activities              (6,797)   (2,768)
                                                          --------  --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net borrowing / repayments of short-term bank debt            (467)        -
Repayment of long-term debt                                      -      (180)
Net proceeds from sale of common stock                           -    30,176
Other                                                            -        16
                                                          --------  --------

     Net cash provided by (used in) financing activities      (467)   30,012
                                                          --------  --------

EFFECTS OF EXCHANGE RATES ON CASH                              607       278
                                                          --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           272    36,034

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             35,211    28,477
                                                          --------  --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 35,483  $ 64,511
                                                          ========  ========




See notes to condensed consolidated financial statements.



GLOBAL DIRECTMAIL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION

Global DirectMail Corp ("Global" or the "Company") was incorporated in April 1995 and is the successor to several corporations owned by related shareholders. In connection with the consummation of an initial public offering in June 1995 (the "Initial Public Offering"), the shareholders of these predecessor companies exchanged all of their outstanding capital stock for 28,400,000 shares of common stock of the Company.

Pursuant to the Initial Public Offering, Global sold 8,308,750 shares and in March 1996 the Company completed an additional public offering of 1,000,000 shares.

Net income per common share for the three months ended March 31, 1997 and 1996 were computed based on the weighted average number of common shares and share equivalents outstanding for the respective periods.

All intercompany accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31,1997 and the results of operations for the three months ended March 31, 1997 and 1996, cash flows for the three months ended March 31, 1997 and 1996 and changes in stockholders' equity for the three months ended March 31, 1997. The December 31, 1996 Balance Sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1996 and for the period then ended. The results for the three months ended March 31, 1997 are not necessarily indicative of the results for an entire year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

      Net sales increased by $54.8 million or 25% to $273.5 million in the first quarter of 1997 from $218.7 million in the first quarter of 1996. The increase was attributable to (i) an 18% increase in average order value to $291 in the first quarter of 1997 from $246 in the first quarter of 1996, (ii) a 6% increase in the number of orders to 939,000 in the first quarter of 1997 from 888,000 in the first quarter of 1996, and (iii) a 7% increase in catalog response rates to 2.20% in the first quarter of 1997 from 2.05% in the first quarter of 1996 on catalog mailings that were level with the year ago quarter. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Sales attributable to the Company's North American operations increased 33% to $203.2 million in the first quarter of 1997 from $152.2 million in the first quarter of 1996 while European sales increased 6% to $70.3 million in the first quarter 1997 from $66.5 million in the first quarter of 1996. Sales of computer related products accounted for 78% of total net sales for the first quarter of 1997, up from 73% of total net sales for the first quarter of 1996 while sales of office products and industrial products each accounted for 11% of net sales for the first quarter of 1997 compared to 12% and 15%, respectively, for the first quarter of 1996. The increase in the percentage of total net sales of computer related products was attributable primarily to an increase in sales to SOHO (small office / home office) customers which more than doubled from the year ago quarter.

      Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $4.4 million or 7% to $69.4 million in the first quarter of 1997 from $65.0 million in the first quarter of 1996. Gross profit margin decreased to 25.4% of net sales in the first quarter of 1997 from 29.7% in the first quarter of 1996. The decrease in gross profit margin is due to increased sales to the SOHO market where gross profit margins are significantly lower, and the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products and hardware which typically have lower gross profit margins than many of the Company's other products.

      Selling, general and administrative expenses decreased as a percentage of sales, to 18.6% in the first quarter of 1997 from 21.4% in the first quarter of 1996. Selling, general and administrative expenses increased in absolute terms by $4.1 million or 9% to $50.8 million in the first quarter of 1997 from $46.7 million in the first quarter of 1996. The dollar increase over the year ago quarter includes approximately $1.0 million of catalog prospecting expenses in the form of increased page counts and $0.6 million of foreign exchange losses resulting from unfavorable exchange rates which were attributable to the strong dollar. The decrease as a percentage of net sales was primarily the result of (i) increased levels of vendor supported advertising in North America, (ii) continued expense control, and (iii) the leveraging of selling, general and administrative expenses over a larger sales base.

      Income from operations increased by $0.3 million or 2% to $18.6 million from $18.3 million in the year ago quarter. Income from operations for the first quarter of 1997 as a percentage of net sales decreased to 6.8% from 8.4% in the year ago quarter. Income from operations in North America increased by $3.3 million or 21% over the year ago quarter while income from operations in Europe decreased by $2.9 million or 99% from the year ago quarter. The decrease in European profits was due in part to the economic condition in Germany. The Company's profits from its German operation declined by 90% from the year ago quarter, in which it was a significant contributor to total European profits. In addition, the reduction in the European gross profit margin, which resulted from increased sales of brand name products, was only partially offset by increases in vendor supported advertising, unlike North America where the majority of the decline was offset.

      Interest and other income, net, increased by $0.5 million to income of $0.7 million in the first quarter of 1997 from income of $0.2 million in the first quarter of 1996. Interest income increased as a result of higher levels of short term investments and higher interest rates for the first quarter of 1997 compared to the first quarter of 1996.

      Net income increased $0.7 million to $12.1 million in the first quarter of 1997 from $11.4 million in the first quarter of 1996. The effective tax rate for the first quarter of 1997 was 37.5% compared to 38.5% for the first quarter of 1996.

Liquidity and Capital Resources

      The Company's primary capital needs are (i) to fund the working capital requirements necessitated by its sales growth and, (ii) acquisitions. The Company's primary sources of financing have been cash from operations, equity offerings, and to a lesser extent, bank borrowings.






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

        3.2 By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

       4.1 Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

       4.2    Specimen Stock Certificate. (Incorporated herein by reference to
              Exhibit 4.2 to the Company's Registration Statement on Form
              S-1, File No. 33-92052).

        27    Financial Data Schedule.

        (b)   Reports on Form 8-K.


              No reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GLOBAL DIRECTMAIL CORP




     Date:  May 15, 1997            By:  /s/ Richard Leeds
                                        ----------------------------------
                                         Richard Leeds
                                         Chairman and Chief Executive Officer






                                    By: /s/ Bruce Leeds
                                        ----------------------------------
                                         Bruce Leeds


                                         Chief Financial Officer (Principal
                                           Financial Officer)