Form 10-Q
period 1997-06-30
GLOBAL DIRECTMAIL CORP
filed 1997-08-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                         or

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

                          [X]  Yes       [   ]  No

The number of shares outstanding of the registrant's Common Stock as of August 12, 1997 was 37,855,883.

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL DIRECTMAIL CORP
----------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
------------------------------------------------------------------------------
                                                    June 30,    December 31,
                                                      1997          1996
                                                    --------    ------------
                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $ 46,754     $ 35,211
  Short term investments                              24,630       31,031
  Accounts receivable, net                           119,418      111,709
  Inventories                                         87,425       93,033
      Prepaid expenses and current assets             22,739       22,998
                                                    --------     --------
      Total current assets                           300,966      293,982

PROPERTY AND EQUIPMENT, net                           22,593       21,878

GOODWILL, net                                         14,608       13,545

OTHER ASSETS                                           1,668        2,034
                                                    --------     --------
TOTAL                                               $339,835     $331,439
                                                    ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $ 86,552     $ 99,053
  Current portion of long term debt                        4          495
                                                    --------     --------
      Total current liabilities                       86,556       99,548
                                                    --------     --------
LONG TERM DEBT                                         2,007        2,030
                                                    --------     --------
DEFERRED INCOME TAXES                                  1,522        1,224
                                                    --------     --------
MINORITY INTEREST IN CONSOLIDATED SUBS                   228            -
                                                    --------     --------
STOCKHOLDERS' EQUITY:
  Preferred stock                                          -            -
  Common stock                                           379          379
  Additional paid-in capital                         168,356      168,356
  Retained earnings                                   82,145       58,392
  Cumulative translation adjustment                   (1,358)       1,510
                                                    --------     --------
      Total stockholders' equity                     249,522      228,637
                                                    --------     --------
TOTAL                                               $339,835     $331,439
                                                    ========     ========
See notes to condensed consolidated financial statements.


GLOBAL DIRECTMAIL CORP
----------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------
                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                     -------------------   -------------------
                                       1997       1996       1997       1996
                                     --------   --------   --------   --------
                                         (unaudited)           (unaudited)

NET SALES                            $259,485   $213,707   $533,022   $432,439

COST OF SALES                         195,318    153,637    399,448    307,348
                                     --------   --------   --------   --------
GROSS PROFIT                           64,167     60,070    133,574    125,091

SELLING, GENERAL AND ADMINISTRATIVE    46,281     44,601     97,057     91,337
                                     --------   --------   --------   --------
INCOME FROM OPERATIONS                 17,886     15,469     36,517     33,754

INTEREST AND OTHER INCOME, net            778        445      1,488        683
                                     --------   --------   --------   --------
INCOME BEFORE INCOME TAXES             18,664     15,914     38,005     34,437

PROVISION FOR INCOME TAXES              6,999      6,127     14,252     13,258
                                     --------   --------   --------   --------
NET INCOME                           $ 11,665    $ 9,787   $ 23,753   $ 21,179
                                     ========   ========   ========   ========
Net income per common share          $    .31    $   .26   $    .62   $    .56
                                     ========   ========   ========   ========
Common and common equivalent
  shares outstanding                   38,158     38,296     38,174     37,819
                                     ========   ========   ========   ========

           See notes to condensed consolidated financial statements.


GLOBAL DIRECTMAIL CORP
----------------------
CONDENSED STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
(IN THOUSANDS)
------------------------------------------------------------------------------
                                             Additional            Cumulative
                                    Common    Paid-in    Retained  Translation
                                    Stock     Capital    Earnings  Adjustment
                                    ------   ----------  --------  -----------
Balances, December 31, 1996          $379    $168,356    $58,392    $ 1,510

Difference arising from translation
  of foreign statements (Unaudited)                                  (2,868)

Net income (Unaudited)                                    11,665
                                     ----    --------    -------    -------
Balances, June 30, 1997 (Unaudited)  $379    $168,356    $70,480    $(1,358)
                                     ====    ========    =======    =======

           See notes to condensed consolidated financial statements.


GLOBAL DIRECTMAIL CORP
----------------------
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)
------------------------------------------------------------------------------
                                                            Six-Month Period
                                                              Ended June 30,
                                                             1997      1996
                                                           --------  --------
                                                               (Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                               $ 23,753  $ 21,179
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization, net                         2,357     2,051
   Provision for returns and doubtful accounts                  568     2,133
  Changes in assets and liabilities:
   Accounts receivable                                       (8,897)  (21,087)
   Inventories                                                4,329    (6,751)
   Prepaid catalog expense and other prepaid
    expenses and current assets                                 863     4,452
   Accounts payable and accrued expenses                    (12,969)   (2,656)
                                                           --------  --------
    Net cash provided by (used in) operating activities      10,004      (679)
                                                           --------  --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Net change in investments in short term instruments        6,401         -
   Purchase of net assets of O6, including acquisition
    costs, less cash acquired                                (1,295)        -
   Additions to property and equipment                       (3,661)   (4,462)
                                                           --------  --------
    Net cash provided by (used in) investing activities       1,445    (4,462)
                                                           --------  --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Repayment of long-term debt                                (468)    (4,830)
   Net proceeds from sale of common stock                        -     30,146
   Other                                                        16          -
                                                           --------  --------
    Net cash provided by (used in) financing activities       (452)    25,316
                                                           --------  --------
EFFECTS OF EXCHANGE RATES ON CASH                              546        411
                                                           --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        11,543     20,586

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             35,211     28,477
                                                           --------  --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $46,754   $ 49,063
                                                           =======   ========

           See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
----------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
1. ORGANIZATION AND BASIS OF PRESENTATION

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

   Net income per common share for the three and six months ended June 30, 1997 and 1996 were computed based on the weighted average number of common shares and share equivalents outstanding for the respective periods.

   All intercompany accounts have been eliminated in consolidation.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30,1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and changes in stockholders' equity for the six months ended June 30, 1997. The December 31, 1996 Balance Sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1996 and for the period then ended. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results for an entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

      Net sales increased by $45.8 million or 21% to $259.5 million in the second quarter of 1997 from $213.7 million in the second quarter of 1996. The increase was attributable to (i) an increase in average order value to $303 in the second quarter of 1997 from $262 in the second quarter of 1996, (ii) an increase in the number of orders to 856,000 in the second quarter of 1997 from 816,000 in the second quarter of 1996, and (iii) an increase in catalog response rates to 2.1% in the second quarter of 1997 from 2.0% in the second quarter of 1996 on catalog mailings that were level with the year ago quarter. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Sales attributable to the Company's North American operations increased 20% to $191.9 million in the second quarter of 1997 from $160.2 million in the second quarter of 1996 while European sales increased 26% to $67.6 million in the second quarter 1997 from $53.5 million in the second quarter of 1996.

      Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $4.1 million or 7% to $64.2 million in the second quarter of 1997 from $60.1 million in the second quarter of 1996. Gross profit margin decreased to 24.7% of net sales in the second quarter of 1997 from 28.1% in the second quarter of 1996. The decrease in gross profit margin was primarily due to the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products and hardware which also have lower gross profit margins than many of the Company's other products.

      Selling, general and administrative expenses decreased as a percentage of sales, to 17.8% in the second quarter of 1997 from 20.9% in the second quarter of 1996. Selling, general and administrative expenses increased in absolute terms by $1.7 million or 4% to $46.3 million in the second quarter of 1997 from $44.6 million in the second quarter of 1996. The decrease as a percentage of net sales was primarily the result of (i) increased levels of vendor supported advertising, (ii) continued expense control, and (iii) the leveraging of selling, general and administrative expenses over a larger sales base.

      Income from operations increased by $2.4 million or 16% to $17.9 million from $15.5 million in the year ago quarter. Income from operations for the second quarter of 1997 as a percentage of net sales decreased to 6.9% from 7.2% in the year ago quarter. Income from operations in North America increased by about 20% or $2.9 million over the year ago quarter. Income from operations in Europe decreased by $0.5 million or 70% from the year ago quarter due to the reduction in the European gross profit margin, which resulted from increased sales of brand name products. The decrease in gross profit margin was only partially offset by increases in vendor supported advertising.

      Interest and other income, net, increased by $0.4 million to income of $0.8 million in the second quarter of 1997 from income of $0.4 million in the second quarter of 1996. Interest income increased as a result of higher interest rates for the second quarter of 1997 compared to the second quarter of 1996.

      Net income increased $1.9 million to $11.7 million in the second quarter of 1997 from $9.8 million in the second quarter of 1996. The effective tax rate for the second quarter of 1997 was 37.5% compared to 38.5% for the second quarter of 1996.

Liquidity and Capital Resources

      The Company's primary capital needs are (i) to fund the working capital requirements necessitated by its sales growth and, (ii) acquisitions. The Company's primary sources of financing have been cash from operations, equity offerings, and to a lesser extent, bank borrowings.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

      Net sales increased by $100.6 million or 23% to $533.0 million in the first six months of 1997 from $432.4 million in the first six months of 1996. The increase was attributable to (i) an increase in average order value to $297 in the first six months of 1997 from $254 in the first six months of 1996,
(ii) an increase in the number of orders to 1,795,000 in the first six months of 1997 from 1,703,000 in the first six months of 1996, and (iii) an increase in catalog response rates to 2.2% in the first six months of 1997 from 2.0% in the first six months of 1996 on catalog mailings that were level with last year. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Sales attributable to the Company's North American operations increased 26% to $395.0 million in the first six months of 1997 from $312.4 million in the first six months of 1996 while European sales increased 15% to $138.0 million in the first six months 1997 from $120.0 million in the first six months of 1996.

      Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $8.5 million or 7% to $133.6 million in the first six months of 1997 from $125.1 million in the first six months of 1996. Gross profit margin decreased to 25.1% of net sales in the first six months of 1997 from 28.9% in the first six months of 1996. The decrease in gross profit margin is due to the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products and hardware which typically have lower gross profit margins than many of the Company's other products.

      Selling, general and administrative expenses decreased as a percentage of sales, to 18.2% in the first six months of 1997 from 21.1% in the first six months of 1996. Selling, general and administrative expenses increased in absolute terms by $5.8 million or 6% to $97.1 million in the first six months of 1997 from $91.3 million in the first six months of 1996. The decrease as a percentage of net sales was primarily the result of (i) increased levels of vendor supported advertising, (ii) continued expense control, and (iii) the leveraging of selling, general and administrative expenses over a larger sales base.

      Income from operations increased by $2.7 million or 8% to $36.5 million for the first six months of 1997 from $33.8 million for the first six months of 1996. Income from operations for the first six months of 1997 as a percentage of net sales decreased to 6.9% for the first six months of 1997 from 7.8% for the first six months of 1996. Income from operations in North America increased by $6.2 million or 21% over the first six months of 1996. Income from operations in Europe decreased by $3.4 million or 94% from the first six months of due to the reduction in the European gross profit margin, which resulted from increased sales of brand name products. The decrease in gross profit margin was only partially offset by increases in vendor supported advertising.

      Interest and other income, net, increased by $0.8 million to income of $1.5 million in the first six months of 1997 from income of $0.7 million in the first six months of 1996. Interest income increased as a result of higher levels of short term investments and higher interest rates for the first six months of 1997 compared to the first six months of 1996.


      Net income increased $2.6 million to $23.8 million in the first six months of 1997 from $21.2 million in the first six months of 1996. The effective tax rate for the first six months of 1997 was 37.5% compared to 38.5% for the first six months of 1996.

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


                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

      The Company's Annual Meeting of Stockholders was held on May 19, 1997. At the meeting, (i) six persons were elected as directors of the Company and (ii) the appointment of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1997 was ratified.


      The number of votes cast for, against or withheld and the number of non-votes for each of the above-listed matters is as follows:

                              For        Withheld     Against     Non-Vote
                          -----------    ---------    --------    ---------
Election of Directors
(by nominee):
Richard Leeds             36,206,418      115,895
Bruce Leeds               36,206,743      115,570
Robert Leeds              36,206,743      115,570
Robert Dooley             36,206,147      116,166
Robert Rosenthal          36,206,147      116,166
Stacy Dick                36,206,147      116,166
Ratification of
Appointment  of
Auditors                  36,312,286                   4,396        5,631

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

27      Financial Data Schedule.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GLOBAL DIRECTMAIL CORP


Date:  August 14, 1997                       By: /s/ BRUCE LEEDS
                                               --------------------
                                               Bruce Leeds
                                               Chief Financial Officer
                                               (Principal Financial Officer)


                                             By: /s/ HOWARD KOHOS
                                               --------------------
                                               Howard Kohos
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)