Form 10-Q
period 1997-09-30
GLOBAL DIRECTMAIL CORP
filed 1997-11-14
CIK 945114

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                           or

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

                                 [X]  Yes       [   ]  No

The number of shares outstanding of the registrant's Common Stock as of November 10, 1997 was 38,230,965.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL DIRECTMAIL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                  September 30,    December 31,
                                                      1997            1996
                                                  -------------    -----------
                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $ 37,218      $ 35,211
  Short term investments                                 14,034        31,031
  Accounts receivable, net                              125,886       111,709
  Inventories                                            95,746        93,033
  Prepaid expenses and current assets                    25,949        22,998
                                                       --------      --------
       Total current assets                             298,833       293,982

PROPERTY AND EQUIPMENT, net                              28,444        21,878

GOODWILL, net                                            53,264        13,545

OTHER ASSETS                                              1,704         2,034
                                                       --------      --------
TOTAL                                                  $382,245      $331,439
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued expenses                $120,802      $ 99,053
  Current portion of long term debt                           2           495
                                                       --------      --------

        Total current liabilities                       120,804        99,548
                                                       --------      --------

LONG TERM DEBT                                            1,946         2,030
                                                       --------      --------

DEFERRED INCOME TAXES                                      --           1,224
                                                       --------      --------

MINORITY INTEREST IN CONSOLIDATED SUBS                      208          --
                                                       --------      --------


STOCKHOLDERS' EQUITY:
  Preferred stock                                           -             -
  Common stock                                              382           379
  Additional paid-in capital                            176,743       168,356
  Retained earnings                                      84,281        58,392
  Cumulative translation adjustment                      (2,119)        1,510
                                                       ---------     --------
        Total stockholders' equity                      259,287       228,637
                                                       --------      --------

TOTAL                                                  $382,245      $331,439
                                                       ========      ========


See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September  30,
                                              -------------------     -------------------
                                                 1997       1996        1997         1996
                                                 ----       ----        ----         ----
                                                    (unaudited)             (unaudited)

NET SALES                                      $259,661   $225,868     $792,683   $ 658,307

COST OF SALES                                  202,372     165,555      601,820     472,903
                                               -------    --------     --------   ---------

GROSS PROFIT                                    57,289      60,313      190,863     185,404

SELLING, GENERAL AND ADMINISTRATIVE             54,750      43,476      151,807     134,813
                                               -------    --------     --------   ---------

INCOME FROM OPERATIONS                           2,539      16,837       39,056      50,591

INTEREST AND OTHER INCOME, net                     878         534        2,366       1,217
                                               -------    --------     --------   ---------


INCOME BEFORE INCOME TAXES                       3,417      17,371       41,422      51,808

PROVISION FOR INCOME TAXES                       1,281       6,688       15,533      19,946
                                               -------    --------     --------   ---------

NET INCOME                                     $ 2,136    $ 10,683     $ 25,889   $  31,862
                                               =======    ========     ========   =========
Net income per common share                    $   .06    $    .28     $    .68   $     .84
                                               =======    ========     ========   =========
Common and common equivalent shares
   outstanding                                  38,121      38,378       38,181      38,068
                                               =======    ========     ========   =========


            See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
CONDENSED STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                  Additional                   Cumulative
                                        Common      Paid-in      Retained     Translation
                                         Stock      Capital      Earnings      Adjustment
                                        ------    ----------     --------     -----------
BALANCES, DECEMBER 31, 1996             $  379       $168,356     $58,392       $ 1,510

Difference arising from translation
  of foreign statements                                                          (3,629)

Issuance of common shares related
     to acquisitions                         3          8,387

Net income                                                         25,889
                                        ------       --------     -------       -------
BALANCES, SEPTEMBER 30, 1997            $  382       $176,743     $84,281       $(2,119)
                                        ======       ========     =======       =======


See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                           NINE-MONTH PERIOD
                                                                          ENDED SEPTEMBER 30,
                                                                           1997         1996
                                                                           ----         ----
                                                                               (UNAUDITED)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                                $25,889       $31,862
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization, net                                        3,769         2,829
    Charges associated with the impairment of certain long lived assets       8,773           -
    Provision for returns and doubtful accounts                               2,017         2,512
  Changes in assets and liabilities:

    Accounts receivable                                                     (10,284)      (22,278)
    Inventories                                                              10,431        (6,127)
    Prepaid catalog expense and other prepaid expenses and current assets      (636)        4,426

    Accounts payable and accrued expenses                                   (11,339)         (649)
                                                                          ---------      --------

           Net cash provided by operating activities                         28,620        12,575
                                                                           --------       -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Net change in short term investments                                       16,997           -
  Purchase of net assets of O6, including acquisition costs, less cash
    acquired                                                                 (1,295)          -

  Purchase of net assets of Infotel, Inc., including acquisition costs,
     less cash acquired                                                     (35,446)          -

  Additions to property and equipment                                        (7,021)       (5,884)
                                                                           --------       -------
      Net cash used in investing activities                                 (26,765)       (5,884)
                                                                           --------       -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net borrowing of short term bank debt                                                     1,772
  Repayment of long-term debt                                                  (468)       (4,981)
  Net proceeds from sale of common stock                                        -          29,896
  Other                                                                           2           -
                                                                           --------       -------

           Net cash (used in) provided by financing activities                 (466)       26,687
                                                                           --------      --------

EFFECTS OF EXCHANGE RATES ON CASH                                               618            53
                                                                           --------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,007        33,431

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              35,211        28,477
                                                                           --------       -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $ 37,218       $61,908
                                                                           ========       =======



            See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  ORGANIZATION AND BASIS OF PRESENTATION

    Global DirectMail Corp ("Global" or the "Company") is a direct marketer of brand name and private label computer related products, office products and industrial products in North America and Europe.

    For the basis of presentation, the balance sheet for the period ended September 30, 1997 includes the assets acquired and the liabilities assumed in conjunction with the acquisition of Infotel, Inc., which was completed on September 30, 1997. The acquisition had no effect on operations for the quarter and year to date. Pro forma information relative to the acquisition of Infotel, Inc. is not presently available.

    Net income per common share for the three and nine months ended September 30, 1997 and 1996 were computed based on the weighted average number of common shares and equivalent shares outstanding for the respective periods.

    All intercompany accounts have been eliminated in consolidation.

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30,1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and changes in stockholders' equity for the nine months ended September 30, 1997. The December 31, 1996 Balance Sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1996 and for the period then ended. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

        Net sales for the quarter increased by $33.8 million or 15% to $259.7 million compared to $225.9 in the year ago quarter. The increase was attributable due primarily to an increase in average order value to $325 from $275 in the third quarter of 1996. Total orders for the quarter were 798,000 compared to 821,000 in the year ago quarter. For the quarter, catalogs mailed of 37 million and catalog response rates of 2.2% were consistent with the year ago quarter. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Sales during the quarter attributable to the Company's North American operations increased 15% to $200.8 million compared to $174.5 million in the third quarter of 1996. North American sales were adversely impacted by the effect of the UPS labor action in August by an estimated amount of $21 million. European sales for the quarter increased 15% to $58.9 million compared to $51.3 million in the year ago quarter. On a currency adjusted basis, European sales for the quarter increased 24%.

        Gross profit for the quarter, which consists of net sales less product and certain shipping and distribution center costs, decreased by $3.0 million or 5% to $57.3 compared to $60.3 million in the year ago quarter. Gross profit for the quarter was 22.1% of net sales compared to 26.7% in the third quarter of 1996. The decrease in gross profit as a percent of net sales was attributed to
(i) the effect of the UPS labor action mentioned above resulting in increased transportation costs and increases in other variable costs associated with the re-routing of orders via more expensive carriers, and (ii) the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products and hardware which also have lower gross profit margins than many of the Company's other products.

        Selling, general and administrative expenses for the quarter increased by $11.3 million or 26% to $54.8 million compared to $43.5 million in the third quarter of 1996. Selling, general and administrative expenses as a percentage of sales was 21.1% compared to 19.2% in the year ago quarter. Selling, general and administrative expenses for the third quarter of 1997 included one time charges of $9.8 million associated with the impairment of certain long lived assets. Prior to the effect of these charges, selling, general and administrative expenses for the quarter were $45.0 million or 17.3% of net sales which represents a decrease of 1.9% compared to the year ago quarter. This decrease was primarily the result of (i) increased levels of vendor supported advertising, (ii) continued expense control, and (iii) the leveraging of selling, general and administrative expenses over a larger sales base.

        Income from operations for the quarter decreased by $14.3 million or 85% to $2.5 million from $16.8 million in the year ago quarter. Income from operations as a percentage of net sales decreased to 1.0% from 7.5% in the year ago quarter. Income from North American operations decreased by $15.1 million or 90% from the year ago quarter primarily as a result of the one time charge related to the impairment of certain long lived assets and the effect of the UPS labor action in August mentioned above. Income from European operations increased by $0.8 million or 550% to $0.9 million from $0.1 million in the year ago quarter resulting primarily from reduced catalog production costs in Europe.

        Interest and other income, net, increased by $0.4 million to income of $0.9 million in the third quarter of 1997 from income of $0.5 million in the third quarter of 1996. Interest income increased as a result of a higher average level of investments during the quarter compared to the year ago quarter.

        The effective tax rate for the third quarter of 1997 was 37.5% compared to 38.5% for the third quarter of 1996.

        Net income for the quarter was $2.1 million compared to $10.7 million in the third quarter of 1996 as a result of those items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital needs are (i) to fund the working capital requirements necessitated by its sales growth and, (ii) acquisitions. The Company's primary sources of financing have been cash from operations, equity offerings, and to a lesser extent, bank borrowings. For the quarter ended September 30, 1997, the company generated free cash flow of $15.4 million compared to $11.8 million for the year ago quarter which was a result of improved asset management, primarily inventory level control. Free cash flow is defined as cash generated from operating activities net of additions to property and equipment.

        On September 30, 1997, the Company completed the acquisition of Infotel, Inc. ("Infotel"), a privately held direct mail marketer and reseller, for aggregate consideration of $49.1 million representing an initial cash payment of $40 million, 375,000 shares of Global Common Stock, and purchase related expenses of $0.8 million, with additional contingent cash consideration for continuing management.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

        Net sales increased by $134.4 million or 20% to $792.7 million in the first nine months of 1997 from $658.3 million in the first nine months of 1996. The increase was attributable to (i) an increase in average order value to $306 from $261 in the year ago period, (ii) increased orders of 2,593,000 compared to 2,524,000 in the first nine months of 1996, and (iii) an increase in catalog response rates to 2.2% compared to 2.1% in the year ago period. Catalog response rates are calculated as the number of orders entered during the period divided by the number of catalogs mailed during the period. Catalog mailings were level with the year ago period. Sales attributable to the Company's North American operations increased 22% to $595.8 million compared to $487.0 million in the first nine months of 1996. European sales increased 15% to $196.9 million in the first nine months of 1997 compared to $171.3 million in the first nine months of 1996.

        Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $5.5 million or 3% to $190.9 million from $185.4 million in the first nine months of 1996. Gross profit as a percentage of net sales was 24.1% compared to 28.2% in the year ago period. The decrease in gross profit as a percentage of net sales is due mainly to the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products and hardware which typically have lower gross profit margins than many of the Company's other products.

        Selling, general and administrative expenses increased by $17.0 million or 13% to $151.8 million in the first nine months of 1997 from $134.8 million in the first nine months of 1996. Selling, general and administrative expenses as a percentage of sales was 19.2% compared to 20.5% in the first nine months of 1996. Selling, general and administrative expenses were adversely effected for the first nine months of 1997 by a one time charge of $9.8 million related to the impairment of certain long lived assets. Prior to the effect of these charges, selling, general and administrative expenses for the first nine months of 1997 were $142.0 million or 17.9% which represents a decrease of 2.6% compared to the first nine months of 1996. This decrease was primarily the result of (i) increased levels of vendor supported advertising, (ii) continued expense control, and (iii) the leveraging of selling, general and administrative expenses over a larger sales base.

        Income from operations decreased by $11.5 million or 23% to $39.1 million for the first nine months of 1997 from $50.6 million for the first nine months of 1996. Income from operations as a percentage of net sales was 4.9% compared to 7.7% for the first nine months of 1996. Income from North American operations decreased $8.9 million or 19% from the year ago period primarily as a result of the one time charge related to the impairment of certain long lived assets and the effect of the UPS labor action in August. Income from European operations decreased by $2.6 million or 70% compared to the year ago period. The decrease was primarily the result of decreased levels of gross profit margin that were only partially offset by vendor supported advertising.

       Interest and other income, net, increased by $1.2 million to income of $2.4 million in the first nine months of 1997 from income of $1.2 million in the first nine months of 1996. Interest income increased as a result of higher levels of investments during the period and slightly higher interest rates compared to the year ago period.

       The effective tax rate for the first nine months of 1997 was 37.5% compared to 38.5% for the the first nine months of 1996.

        Net income decreased $6.0 million to $25.9 million in the first nine months of 1997 from $31.9 million in the first nine months of 1996 as a result of those items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary capital needs are (i) to fund the working capital requirements necessitated by its sales growth and, (ii) acquisitions. The Company's primary sources of financing have been cash from operations, equity offerings, and to a lesser extent, bank borrowings. For the nine month period ended September 30, 1997, the company generated $21.6 million of free cash flow compared to $6.7 million for nine month period ended September 30, 1996 which was a result of improved asset management, primarily inventory level control. Free cash flow is defined as cash generated from operating activities net of additions to property and equipment.

       On September 30, 1997, the Company completed the acquisition of Infotel, Inc. ("Infotel"), a privately held direct mail marketer and reseller, for aggregate consideration of $49.1 million representing an initial cash payment of $40 million, 375,000 shares of Global Common Stock, and purchase related expenses of $0.8 million, with additional contingent cash consideration for continuing management.

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

          10.1 Asset Purchase Agreement dated September 12, 1997 among Infotel, Inc., Mark L. Runkle, Midwest Micro Corp. and the Company (Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on October 15, 1997).

          27     Financial Data Schedule.

          (b)    Reports on Form 8-K.

              1. On September 26, 1997, the Company filed a report on Form 8-K regarding its agreement, dated September 12,1997, to acquire substantially all the assets of Infotel, Inc., a privately held Ohio corporation.

              2. On October 15, 1997, the Company filed a report on Form 8-K regarding its September 30, 1997 acquisition of substantially all the assets of Infotel, Inc..

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GLOBAL DIRECTMAIL CORP

        Date:  November 13, 1997    By:         /s/ BRUCE LEEDS
                                      ----------------------------------
                                         Bruce Leeds
                                         Chief Financial Officer (Principal
                                         Financial Officer)

                                    By:         /s/ HOWARD KOHOS
                                      ----------------------------------
                                         Howard Kohos
                                         Chief Accounting Officer (Principal
                                         Accounting Officer)