Form 10-K
period 1997-12-31
GLOBAL DIRECTMAIL CORP
filed 1998-03-27
CIK 945114

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)


       X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                                          or



         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                       to
                             Commission File Number:
                                     1-13792
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 625-1555
                     ---------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                              WHICH REGISTERED
Common Stock, par value $ .01 per share               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998 was approximately $184,964,312. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.
     The number of shares outstanding of the registrant's common stock, as of March 23, 1998, was 38,231,990 shares.
     Documents incorporated by reference: The definitive Proxy Statement of Global DirectMail Corp relating to the 1998 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS
Part I
  Item 1. Business..........................................................1
           General..........................................................1
           Products.........................................................2
           Sales and Marketing..............................................3
           Distribution Centers.............................................5
           Suppliers........................................................5
           Management Information Systems...................................6
           Research and Development.........................................7
           Competition......................................................7
           Employees........................................................9
           Environmental Matters............................................9
  Item 2. Properties.......................................................10
  Item 3. Legal Proceedings................................................10
  Item 4. Submission of Matters to a Vote
            of Security Holders............................................10
Part II
  Item 5. Market for Registrant's
            Common Equity and Related
            Stockholder Matters............................................11
  Item 6. Selected Financial Data..........................................11
  Item 7. Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations......................................13
  Item 7A.Quantitative and Qualitative
            Disclosures About Market Risk..................................17
  Item 8. Financial Statements and
            Supplementary Data.............................................18
  Item 9. Changes in and Disagreements
            With Accountants on Accounting
            and Financial Disclosure.......................................18

Part III
  Item 10. Directors and Executive Officers of the Registrant..............18
  Item 11. Executive Compensation..........................................18
  Item 12. Security Ownership of Certain Beneficial
            Owners and Management..........................................18
  Item 13. Certain Relationships and Related Transactions..................18

Part IV
  Item 14.Exhibits, Financial Statement Schedules
            and Reports on Form 8-K........................................18

           Signatures......................................................20

                                     PART I

     UNLESS OTHERWISE INDICATED, ALL REFERENCES HEREIN TO "GLOBAL DIRECTMAIL CORP" ("GLOBAL" OR THE "COMPANY") INCLUDE ITS SUBSIDIARIES AND PREDECESSORS. GLOBAL IS THE SUCCESSOR TO A NUMBER OF CORPORATIONS (THE "PREDECESSOR COMPANIES") THAT OPERATED WITH RELATED OWNERSHIP.

ITEM 1. BUSINESS.

GENERAL

     Global is a direct marketer of over 40,000 products including brand name and private label personal desktop computers ("PCs"), notebook computers, computer related products, office products and industrial products in North America and Europe. In addition, the Company assembles build-to-order PCs in North America, under the brand names MIDWEST MICRO(R), ULTRA(TM), TIGER(R) and SYSTEMAX(TM). The Company emphasizes a broad selection of in-stock products, frequent mailings of a variety of distinctively branded full color catalogs, extensive customer service and prompt, complete order fulfillment. The Company's portfolio of catalogs includes such established brand names as GLOBAL(TM), MISCO(R), HCS GLOBAL(TM), HCS MISCO(TM), ARROWSTAR(TM), DARTEK(R), POWER UP!(R), TIGER(R), 06 (TM), MIDWEST MICRO(TM) and INFOTEL(TM). GLOBAL HAS grown rapidly as a result of internal growth and strategic acquisitions while maintaining a high level of profitability. The Company's net sales have increased at a compound annual growth rate of 31% to $1.15 billion in 1997 from $393.6 million in 1993. During this same period, income from operations increased at a compound annual growth rate of 19% from $29.8 million to $59.3 million.

     The Company has positioned itself as a "corporate supplier" offering a broad spectrum of business products. The Company believes that direct marketing is the most effective and convenient distribution method to reach business customers who place many small orders requiring a wide selection of products. Computers and computer related products accounted for 80% of the Company's net sales in 1997.

     The Company markets its products to businesses through mailings of its "full-line" and specialty catalogs and through outbound telemarketing. The Company targets individuals at major account customers(more than 1,000 employees), mid-sized businesses (20 to 1,000 employees), small office/home office customers ("SOHO") and value added resellers ("VARs"). VARs select, install and maintain PCs and networks for business customers who do not have their own computer technicians. Catalog mailings increased from approximately 98 million catalogs comprising 18 different titles in 1993 to approximately 162 million catalogs comprising 41 different titles in 1997. At December 31, 1997, the Company had 1.8 million "active" customers (defined as individuals that have purchased from the Company within the proceeding 12 months) and combined customer and prospect files of more than 40 million names.

     The Company operates in eight locations in North America. The Company's North American operations contributed 76% of net sales in 1997. For some of the Company's businesses, certain functions, such as merchandising, marketing, purchasing and information systems, are performed centrally.

     European operations, which represented 24% of net sales for 1997, are generated from seven sales and distribution centers located across Europe: two in the United Kingdom, and one each in France, Germany, Italy, Spain and the Netherlands. For a more detailed geographic breakdown of the Company's operations, see Note 10 to the Consolidated Financial Statements.

     Most of the Company's products are carried in stock, and orders for such products are fulfilled directly from the Company's distribution centers, typically on the day on which the order was received. The strategic location of the Company's distribution centers allows next day or second day delivery via low cost ground carriers throughout the United States, Canada and Western Europe. The strategic locations in Europe have enabled the Company to market into four additional countries with limited incremental investment.

     RECENT ACQUISITIONS

     During 1997 the Company completed two strategic acquisitions. During the first quarter, the Company acquired the assets of 06 Software Centre Europe B.V. ("06"), a direct marketer of computers and computer products in the Netherlands. Although 06 does not materially increase the Company's European operations, it adds an additional market to that region, bringing to 10 the number of countries serviced there.

     At the end of the third quarter the Company acquired the assets of Infotel, Inc. ("Midwest Micro"), an assembler and direct marketer of private label build-to-order PCs and a direct marketer of brand name PCs, notebook computers and computer related products. See Footnote 3 to the Consolidated Financial Statements.

PRODUCTS

     In positioning itself as a "corporate supplier", the Company has consistently expanded the breadth of its product offerings in order to fulfill an increasingly wide range of business product needs. In total, Global offers over 40,000 brand name and private label products.

     The Company's computer related products include: supplies such as laser printer toner cartridges, ink jet printer cartridges, and paper; media such as floppy disks and magnetic tape cartridges; peripherals such as hard disk drives and memory upgrades; data communication and networking equipment; ergonomic accessories such as adjustable monitor support arms and antiglare screens; packaged software; and hardware. Computer sales include a wide array of build-to-order PCs complimented with offerings of the most popular brand named PCs and notebook computers.

     Office products include furniture, chairs, small office machines and related supplies. The Company's industrial product lines focus primarily on storage equipment such as metal shelving, bins, lockers, light material handling equipment such as hand carts and hand trucks and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items. The table below summarizes the Company's mix of sales by product category:

    PRODUCT TYPE - YEAR ENDED DECEMBER 31 (PERCENTAGE OF TOTAL SALES)

                                                   1997        1996       1995
                                                   ----        ----       ----
    Computer and Computer Related Products  .....   80%         75%       66%
    Office Products and Industrial Products......   20          25        34
                                                    --          --        --
         Total  .................................  100%        100%      100%
                                                   ===         ===       ===


     Historically, the Company focused primarily on non-branded or private label products. Although the Company continues to experience strong growth in its private label products, in recent years the Company made the strategic decision to leverage its distribution and marketing strengths into the market for high volume brand name products which the Company believes offer significant opportunities to increase sales. In 1993 the Company expanded its offerings of brand name computer related products, including peripherals, data communications and networking equipment, software and supplies. In 1995 the Company further expanded its offering of brand name products to include notebooks, desktops and servers. In addition, in 1997 the Company entered the "build to order" PC market through the acquisition of Midwest Micro. These strategies have impacted the overall gross profit margin percentages as those incremental sales typically have lower gross profit margin percentages than many of the Company's other products. A significant amount of the decrease in gross profit margin has been offset by reduced catalog production costs resulting from increased levels of vendor supported advertising, improved catalog management, and increased cost efficiencies.

SALES AND MARKETING

     The Company produces a total of 41 "full-line" and targeted specialty catalogs under distinct titles. "Full- line" computer related product catalogs offer products such as computer supplies and magnetic media, peripherals, data communication, networking and power protection equipment, ergonomic accessories, furniture, software, PCs and hardware. "Full-line" industrial products catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. Global mails multiple catalogs to many individuals at each location, providing the Company with multiple points-of-entry into a business location. Once a prospect purchases a particular product, however, the Company's customers have exhibited strong brand loyalty resulting in limited customer overlap among the Company's various catalog brands. This multiple brand strategy, and the accompanying customer exposure to the Company's products, is a crucial factor in the Company's strategy to increase sales volume through broader market coverage and improve the productivity of its customer file through more focused marketing.

     Global has invested consistently and aggressively in developing a proprietary customer and prospect database. This database, which includes more than 40 million names, represents a major asset of the Company. The Company considers its customers to be the various individuals that work within an organization rather than the business location itself. The customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and purchase history. Management believes that this variety and depth of information on its customers provides Global a significant competitive advantage.

     During 1997, the Company distributed approximately 162 million catalogs of which approximately 125 million catalogs were mailed in North America and approximately 37 million catalogs were distributed in Europe. At December 31, 1997, the Company had 1.8 million "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months).

     In its mailings, the Company seeks to maximize the response rates of its catalogs. The Company calculates response rate as total catalogs mailed for the period divided by the total number of orders entered for the same period. The following table shows the approximate number of catalogs distributed by the Company and the catalog response rates:

  CATALOGS DISTRIBUTED - YEAR ENDED DECEMBER 31
    (IN MILLIONS EXCEPT RESPONSE RATES)               1997     1996      1995
    -----------------------------------               ----     ----      ----
  North America....................................    125      120       90
  Europe...........................................     37       40       32
                                                      ----     ----     ----
      Total........................................    162      160      122
                                                     ======   ======   ======

  Response rates...................................   2.18%    2.12%    2.08%

     The Company's in-house staff designs all of the Company's catalogs. Catalog paper is purchased from various sources and has historically been subject to price fluctuations. The printing of the catalogs is done by several sources under fixed pricing arrangements. In-house catalog production helps reduce overall catalog expense and shortens catalog production time. This allows the Company the flexibility to alter its product offerings and pricing and refine its catalog formats more quickly.


     INBOUND SALES

     Global's catalogs generate calls to the in-bound sales group. Sales representatives use the capabilities of the Company's systems to fulfill orders and explore additional customer product needs. Each sales representative has immediate access to customer files, including usage and billing information, and real-time inventory levels by distribution center. Using this data, inbound sales personnel are also prompted by their computer screen to cross-sell selected products and obtain specific information relating to customer-specific purchasing habits and product needs.


     MAJOR ACCOUNT MANAGEMENT

     The Company has established a major accounts management program focused on expanding penetration of larger businesses. In the United States, Global has the ability to provide such customers with EDI ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by customers. The Major Account sales force's goal is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers.


     OTHER MARKETING

     The Company also uses targeted fax campaigns, special single-product "solo" mailings and the Internet to generate incremental sales to business customers. During 1997, the Company initiated Internet marketing with three build-to-order PC configurator websites.


     CUSTOMER SERVICE AND SUPPORT

     Order entry and fulfillment occurs at each of the Company's 15 locations. Global generally provides toll-free telephone number access to its customers. The integration of the Company's call centers also provide some domestic locations with telephone backup in the event of a disruption in phone service. In addition to telephone orders, Global also receives orders by mail, by fax, via electronic data interchange ("EDI") and on the Internet.

     When an order is entered into the system, a credit check is performed, and, if the credit is approved, the order is electronically transmitted to the warehouse and a packing slip is printed for order fulfillment. Approximately 70% of the Company's 1997 sales were on open account and the Company's bad debt experience has traditionally been less than 1% of sales. Orders generally are shipped by United Parcel Service in the United States and by similar national small package delivery services in Europe, as well as by various freight lines and local carriers. Air freight is also available. As a result of the regional locations of the Company's warehouses, Global estimates that most customers receive their orders (other than custom items, large furniture and large industrial items shipped directly by the vendor) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

     The Company conducts regular on-site training seminars for its sales representatives and operates a separate customer service department which responds to customer concerns. The Company also maintains a separate technical support group dedicated to answering customer inquiries and assisting customers with the operation of their products. Technical support questions are logged into the computer, thus forming a database of commonly asked questions for each product. This database helps sales representatives respond quickly to similar questions from future customers and also allows product managers to monitor the effectiveness of the information provided in the catalogs. The Company also employs a fax-back system that allows customers to call directly into a computer system that automatically faxes the requested information to the customer.

DISTRIBUTION CENTERS

     NORTH AMERICA

     The Company operates eight separate facilities in North America. Each sales and distribution center has a general manager in charge of inbound sales, outbound telemarketing, on-site operations, credit review, product fulfillment and asset management.

     Many of the facilities are linked by a wide area network management information system. In the event of adverse delivery conditions (such as bad weather) the Company can shift inbound calls and/or order fulfillment and shipping to an alternative location. Management believes this provides Global with important operating flexibility and protection from possible sales interruptions for many of its North American businesses. See "Management Information Systems."

     A large number of the Company's products are carried in stock, and consequently orders for such products are fulfilled from the distribution center. Certain products (such as selected computer hardware and large furniture and industrial items) are shipped directly by the supplier. The layout of the Company's distribution centers is managed with a computer-based tracking system which dictates the location of specific stock items. Individual product types are consistently stocked in the same physical picking location, allowing ease of picking and minimizing picking errors. Picking of products at the distribution centers is done continuously throughout the day. Customer orders are packed and shipped as they are received.


     EUROPE

     The Company has seven separate European market branch facilities in six countries and a central office near London to direct their activities. The central office is responsible for marketing support, catalog production, financial reporting, logistics and computer programming support. In addition, each market has a full service sales and distribution center to process orders and reports to the respective country manager who has ultimate profit and loss responsibility.

SUPPLIERS

     In North America, the Company purchases the majority of its products and components directly from manufacturers, except for certain peripherals, software and hardware products which are purchased through wholesale distributors. In Europe, products are sourced from a combination of local manufacturers and wholesalers. Substantially all of the European catalog product content is sourced in Europe. No single supplier accounted for more than 10% of Global's total purchases in 1997.

     Private label products are manufactured either by the Company or by third parties to the Company's specifications. Many of these private label products have been designed or developed by the Company's in-house research and development team. See "Research and Development.


MANAGEMENT INFORMATION SYSTEMS

     In North America, the Company operates a proprietary system that allows centralized management of key management functions. These include communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. This proprietary management information system enables the Company to enhance its flexibility by shipping customer orders usually on a same-day basis, responding quickly to order changes and providing a high level of customer service. The Company maintains a database of over 40 million customer and prospect names and keeps records of historical purchasing patterns in order to prompt sales personnel with product suggestions to expand customer order values. In addition, the Company has developed a customer prospecting function based upon geographic, economic and demographic data which enables Global to utilize its information systems to maintain and expand its customer data file. These applications enable the Company to achieve cost savings, deliver extensive customer service and centrally manage its operations.

     In the United States, the Company's management information systems are networked, real-time information systems. These allow each distribution center to share information and monitor daily progress relating to sales activity, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment and other measures of performance.


     THE YEAR 2000 ISSUE

     As is the case with virtually all companies and organizations, the Company currently utilizes certain computer programs that store two digits in identifying the year in the date field. Those programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected those computer programs could fail or create erroneous results by or at the year 2000.

     The Company currently believes it will be able to modify or replace any affected computer program in time to minimize any potential harmful effects on operations. While it is not possible, at present, to give an accurate estimate of the impact on the Company's operations or the cost of correcting the affected computer programs, the Company expects that the impact and associated costs will not be material to the Company's operations. The Company is in the process of contacting customers and vendors to determine which of them is affected by the year 2000 problem, and to what extent, in order to assess the potential impact on the Company.

     System maintenance and modification costs to existing computer programs will be expensed as incurred. The costs associated with new computer programs that are year 2000 compliant will be capitalized and amortized over the software's expected useful life.


RESEARCH AND DEVELOPMENT

     The Company's research and development team designs and develops products for Global's private label program. The individuals responsible for research and development have backgrounds in engineering and industrial design.

     This in-house capability provides important support to the private label program. Many of the Company's private label products were designed or developed by the in-house research and development team. Examples of products designed in-house include: furniture, ergonomic monitor support arms, printer and monitor stands, wrist rests and other durable computer related products, storage racks and shelving systems, various stock and storage carts, work benches, plastic bins and shop furniture. The Company owns the tooling for many of these products, including plastic bins, computer accessories, furniture, and metal alloy monitor arms. See "Research and Development Costs" in Footnote 1 to the Consolidated Financial Statements.


COMPETITION

     COMPUTER RELATED PRODUCTS

     The North American computer related products market is highly fragmented and characterized by multiple channels of distribution, including direct response (mail order) distributors, local and national retail computer stores that carry computer supplies, computer resellers, mass merchants, computer "superstores" and the Internet. The tremendous growth in the computer related products market during the past 10 years has been accompanied by substantial changes in the nature of product distribution and sales. The decentralization of computers throughout factory, business, engineering and office environments has made it increasingly difficult and expensive for many suppliers to use traditional direct sales methods to locate users, initiate sales contacts and effectively provide service to customers. Average order values also tend to be smaller than in the past, reflecting individual requirements rather than the greater needs traditionally associated with centralized data processing departments. These changes in the structure of the computer related products market have placed traditional distributors with direct sales forces at a competitive disadvantage due to their cost structures and established selling methods. As a result, direct marketers have been able to increase sales to the larger businesses that have traditionally been served by contract stationers and VARs. They have also been able to capture sales volume and market share from the numerous small retail computer stores.

     In Europe, the Company's major competitors are regional or country-specific retail and direct-mail distribution companies. The Company's presence in seven major European countries provides Global with the flexibility to purchase large volumes centrally. In addition, the commonality of certain core pages of the European catalogs provides for economies in catalog production. The Company believes that these factors allow it to take advantage of cost savings not available to many of its competitors in Europe.

     There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors.


     PCS AND NOTEBOOK COMPUTERS

     The computer industry is fiercely competitive with many U.S., Asian and European companies vying for market share. There are few barriers to the PC market with PCs being sold through the direct market channel, directly from manufacturers, computer superstores, mass merchants and over the Internet. Timely introduction of new products or product features are critical elements to maintaining a competitive advantage. Other competitive factors include product performance, quality and reliability, technical service and customer support, marketing and distribution and price. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors. Some of the Company's competitors have stronger brand-recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than the Company. Additionally, the Company's results could also be adversely affected should it be unable to implement effectively its technological and marketing arrangements with other companies, such as Microsoft(R) and Intel(R).


     OFFICE PRODUCTS

     The distribution of office products in the United States is highly fragmented, with no one participant having more than a 10% market share. Sourcing of products from vendors and distributors also has been through a highly-fragmented supplier base without volume discounts or central purchasing efficiencies. Office products are typically sold through one of three channels: retail outlets, contract stationers and direct mail. However, due to the rapid growth of the office products market, competition and consolidation in this market are increasing, particularly with respect to the SOHO and large corporate (companies with over 1,000 employees) segments. Large contract stationers, direct mail distributors and office products superstores have grown at the expense of small independent retail dealers. The companies leading this consolidation have not, however, captured a large market position with the mid-sized facilities which the Company targets. The Company believes that this lack of penetration results from the fact that office products superstores and direct mail marketers have focused on serving the SOHO segment while contract stationers have focused on serving the large corporate sector. The Company believes that direct mail will continue to be a growing channel of distribution for office products and that price, breadth of product line and customer service will be key factors in the success of direct mail distribution of office products. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors.


     INDUSTRIAL PRODUCTS

     The market for the sale of industrial products in the United States is highly fragmented and is characterized by multiple distribution channels such as retail outlets, small dealerships, direct mail distribution and large warehouse stores. Global also faces competition from manufacturers' own sales representatives who sell industrial equipment directly to customers, and from regional or local distributors. Many high volume purchasers, however, utilize catalog distributors as their first source of product specifications. In the industrial products market, customer purchasing decisions are, primarily, based on price, product selection, product availability, level of service and convenience. As is the case with the office products industry, the Company believes that direct mail is one of the most effective and convenient distribution methods to reach mid-sized facilities which place many small orders and require a wide selection of products. In addition, because the industrial product market is highly fragmented and generally less brand oriented, it is well suited to private label products. The majority of the Company's industrial products are high gross profit margin, private label products.

     Competition, with respect to industrial products, in the United Kingdom is similar to competition in the U.S. with the exception that most direct mail companies in the United Kingdom drop ship the majority of their products from the manufacturer, resulting in long delivery lead times. As Global intends to stock the majority of its products, management believes it will have a significant advantage over most of its direct mail competitors in the United Kingdom.

     There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors.


EMPLOYEES

     As of December 31, 1997, the Company employed a total of 2,792 employees, including 2,554 full-time and 238 part-time employees, of whom 2,137 were in North America and 655 were in Europe.

     None of the Company's North American employees is represented by a labor union, except for approximately 60 warehouse and assembly employees in New York who are covered by an "open-shop" agreement with the Company, which expires at the end of 1998. These employees are not required to join the union. In Europe, union membership and affiliations vary by country. In general, the European unions tend to be national, rather than local, in scope and are industry specific.

     The Company considers its relationships with employees to be good and has not experienced a work stoppage in 22 years.

ENVIRONMENTAL MATTERS

     Under various national, state and local environmental laws and regulations in North America and Europe, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. The Company leases most of its facilities. In connection with such leases, the Company could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although the Company has not been notified of, and is not otherwise aware of, any material environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur remediation or other costs in connection with environmental matters in the future.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     See "Geographic Information" contained in Footnote 10 to the financial statements.

ITEM 2. PROPERTIES.

    The Company's primary facilities, which are leased except where otherwise indicated, are as follows:

                                                                          APPROX         EXPIRATION
         FACILITY                             LOCATION                   SQ. FT.         OF LEASE

Headquarters, Sales and
  Distribution Center, Catalog
  Operations(1).............................Port Washington, NY           178,000           2007
Sales and Distribution Center(1)............Suwanee, GA                   130,000           1999
Sales and Distribution Center...............Compton, CA                   140,000           2007
Sales and Distribution Center...............Naperville, IL                241,000           2010
Sales and Distribution Center...............Holmdel, NJ                    51,000           1999
Sales and Distribution Center...............Markham, Ontario               45,000           2005
Sales and Distribution Center...............Verrieres le Buisson, France   24,000           2000
Sales and Distribution Center...............Dreieich, Germany              55,000           2000
Sales and Distribution Center...............Madrid, Spain                  35,000           2 months notice
Sales and Distribution Center...............Milan, Italy                   80,000           1999
Sales and Distribution Center...............Greenock, Scotland             78,000           owned
Sales and Distribution Center...............Wellingborough, England        38,000           2013
Sales Center and Catalog Operations.........Miami, FL                      32,000           2000
Sales Center................................Amstelveen, Netherlands         5,000           2000
Assembly, Sales and Distribution Center.....Fletcher, Ohio                185,000           owned
European Headquarters.......................Uxbridge, England               7,400           2005
-----------

(1) Facilities leased from related party. See "Certain Relationships and Related Transactions--Agreements-- Leases and Related Guarantees."


ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various legal actions arising out of the normal course of business, none of which is anticipated to have a material adverse effect on the Company's financial position or results of operations.

     On March 9, 1998 the Company filed suit in U.S. District Court (Eastern District of New York) against a bankrupt supplier and its lenders seeking monetary damages for breach of contract and warranty as well as a declaration that the Company has certain legal and equitable rights of offset against amounts otherwise due the supplier, including a contractual right to offset $4 million paid by the Company to one of the lenders under a letter of credit. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 1997, there were no matters submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "GML" since its initial public offering on June 26, 1995 (the "IPO"). The following table sets forth the high and low sales price of the Company's Common Stock as reported on the New York Stock Exchange for the periods indicated.



        1997                                              HIGH        LOW

        FIRST QUARTER..................................   43 7/8      17
        SECOND QUARTER.................................   26 1/4      13 1/8
        THIRD QUARTER..................................   27 3/4      20
        FOURTH QUARTER.................................   22 3/8      15 5/8

        1996

        First quarter..................................   35          24  1/4
        Second quarter.................................   47          32  1/8
        Third quarter..................................   47 1/4      36  1/4
        Fourth quarter.................................   52 1/4      39  1/4



     On March 23, 1998, the last reported sale price of the Company's Common Stock on the New York Stock Exchange was $1813/16 per share. As of March 23, 1998, the Company had 255 stockholders of record.

     The Company has not paid any dividends since its initial public offering and anticipates that all of its income in the foreseeable future will be retained for the development and expansion of its business, and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future. See "Certain Relationships and Related Transactions" for a description of the Company's historical distributions.

     On September 30, 1997 the Company acquired the assets of Midwest Micro for approximately $40 million in cash and 375,000 shares of the Company's common stock. These shares have not been registered with the Securities and Exchange Commission as they were issued privately to Midwest Micro pursuant to the private placement exemption provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.


ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected income statement data for the years ended December 31, 1997, 1996 and 1995 and the selected balance sheet data as of December 31, 1997 and 1996 is derived from the audited consolidated financial statements which are included elsewhere herein. The selected balance sheet data as of December 31, 1995 is derived from the audited financial statements of the Company which are not included herein. The selected balance sheet data as of December 31, 1994 and 1993 and the selected income statement data for the years ended December 31, 1994 and 1993 are derived from the audited financial statements of the Predecessor Companies which are not included herein.

INCOME STATEMENT DATA:
(IN MILLIONS, EXCEPT PER COMMON SHARE DATA, NUMBER OF CATALOG TITLES AND NUMBER OF COUNTRIES)

    YEAR ENDED DECEMBER 31                                1997        1996         1995         1994        1993
    ----------------------                                ----        ----         ----         ----        ----
    Net sales.......................................    $ 1,145.4   $ 911.9      $ 634.5      $ 484.2      $ 393.6
    Cost of sales...................................        879.8     662.3        437.2        318.5        244.5
                                                            -----     -----        -----        -----        -----
    Gross profit....................................        265.6     249.6        197.3        165.7        149.1
    Selling, general and
       administrative expenses......................        206.3     180.1        143.2        129.5        119.3
    Income from operations..........................         59.3      69.5         54.1         36.2         29.8
    Interest income.................................          3.3       2.5          1.2          1.1          1.1
    Interest expense................................           .4        .5          1.3          1.8          2.1
    Income taxes....................................         23.3      27.7         21.0(3)      14.0(3)      11.1(3)
    Net income......................................         38.8      43.7         33.1(3)      21.9(3)      17.4(3)
    Net income per common share:
        Basic.......................................       $ 1.02    $ 1.16         $ .93(3)     $ .65(3)     $ .51(3)
        Diluted.....................................       $ 1.02    $ 1.15         $ .93(3)     $ .65(3)     $ .51(3)
    Weighted average common shares outstanding
        Basic.......................................         38.0      37.6         35.5(3)      33.8(3)      33.8(3)
        Diluted.....................................         38.2      38.1         35.5(3)      33.8(3)      33.8(3)

SELECTED OPERATING DATA:
    Active customers (1)............................          1.8       1.7          1.7          1.1           .9
    Orders entered..................................          3.5       3.4          2.5          2.2          1.9
    Number of catalogs distributed..................          162       160          122          114           98
    Number of catalog titles........................           41        40           32           24           18
    Number of countries receiving catalogs..........           13        12           10            7            7

BALANCE SHEET DATA (AT DECEMBER 31, IN MILLIONS):

    Working capital (2).............................     $  135.3  $  128.7      $  99.1      $  84.6      $   65.8
    Total assets....................................        399.7     331.4        247.5        164.2         127.1
    Short-term debt.................................          -          .5          5.4         19.2           4.8
    Long-term debt, excluding
      current portion...............................          2.0       2.0          2.9         11.5          13.9
    Stockholders' equity............................        272.2     228.6        154.0         69.1          58.1

(1) An "active customer" is defined as a customer who has purchased from the Company within the preceding 12 months.

(2) Working capital excludes cash and cash equivalents, short-term investments and short-term debt.

(3) Amount is calculated on a pro forma basis. Net income per common share and weighted average common shares outstanding give effect to the shares outstanding and exchanged prior to the Company's IPO.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table represents the Company's statement of income data expressed as a percentage of net sales for the three most recent fiscal years:

      YEAR ENDED DECEMBER 31                                           1997         1996            1995
      ----------------------                                           ----         ----            ----
      Net sales.....................................................   100.0%       100.0%          100.0%
      Gross profit..................................................    23.2         27.4            31.1
      Selling, general and administrative expenses..................    18.0         19.8            22.5
      Income from operations........................................     5.2          7.6             8.6
      Interest income...............................................      .3           .3              .2
      Interest expense..............................................     -             .1              .4
      Income taxes..................................................     2.0          3.0             2.0
      Net income....................................................     3.4          4.8             5.6


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales increased by $233.5 million or 25.6% to $1.15 billion in 1997 from $911.9 million in 1996. The increase was primarily attributable to (i) an increase in revenue from the Company's major account sales program, (ii) the inclusion of sales from Midwest Micro since its acquisition at the end of September 1997, (iii) an increase in the sales of brand name and private label PCs and notebook computers and (iv) an increased average order value resulting from increased offerings and sales of brand name products. Sales attributable to the Company's North American operations increased 29.1% to $875.2 million in 1997 from $677.8 million in 1996. European sales increased to $270.2 million in 1997 from $234.1 million in 1996, an increase of 15.4%. In local currencies without foreign exchange rate effects, European sales increased 21.3%.

     Gross profit, which consists of net sales less product, shipping and certain distribution center costs, increased by $15.9 million or 6.4% to $265.5 million in 1997 from $249.6 million in 1996. Gross profit margin decreased to 23.2% in 1997 from 27.4% in 1996. The decrease in gross profit margin was primarily due to (i) the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly PCs, notebook computers, computer related products and hardware which typically have lower gross profit margin percentages than many of the Company's other products, (ii) the increase in the proportion of sales from the Company's major account sales group which generally sells to larger customers at discounted prices, and (iii) increased shipping and other costs associated with the United Parcel Service labor action in August 1997.

     A significant portion of this decline in gross profit margin has been offset by the continued decline in selling, general and administrative expenses as a percentage of net sales. While selling, general and administrative expenses increased by $26.1 million or 14.5% to $206.3 million in 1997 from $180.1 million in 1996, as a percentage of net sales they decreased to 18.0% in 1997 from 19.8% in 1996. The decrease as a percentage of net sales was primarily attributable to reduced catalog costs in North America as a result of the increased efficiencies from larger average order sizes, vendor supported advertising, continued expense control and the leveraging of selling, general and administrative expenses over a larger sales base. Included in selling, general and administrative expenses in 1997 was a one time charge of $9.6 million incurred during the third quarter relating to the impairment of certain long lived assets, principally goodwill.

     As a result of the above, income from operations decreased by $10.2 million or 14.7% to $59.3 million in 1997 from $69.5 million in 1996. Income from operations as a percentage of net sales decreased to 5.2% from 7.6% in 1996.

     Interest income increased $ .8 million to $3.3 million in 1997 from $2.5 million in 1996 primarily due to higher levels of investments in short-term securities. Interest expense decreased $ .1 million to $ .4 million in 1997 from $ .5 million in 1996.

     Net income decreased $4.9 million or 11.2% to $38.8 million in 1997 principally as a result of the above.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales increased by $277.4 million or 43.7% to $911.9 million in 1996 from $634.5 million in 1995. The increase was primarily attributable to (i) internal growth fueled by an increase in the number of catalogs mailed (including eight new catalog titles), an increase in revenue from the Company's major account sales program and an increased average order value resulting from increased offerings and sales of brand name products and (ii) the inclusion of a full year of sales from TigerDirect verses one month in 1995. Sales attributable to the Company's North American operations increased 52.1% to $677.8 million in 1996 from $445.7 in 1995 as compared with a 24.0% increase in European sales to $234.1 million in 1996 from $188.8 million in 1995.

     Gross profit, which consists of net sales less product, shipping and certain distribution center costs, increased by $52.3 million or 26.5% to $249.6 million in 1996 from $197.3 million in 1995. Gross profit margin decreased to 27.4% in 1996 from 31.1% in 1995. The decrease in gross profit margin was due in part to the inclusion of a full year of sales from TigerDirect whose product mix has a lower gross profit margin, and the Company's strategic decision to increase the proportion of net sales attributable to brand name products, particularly computer related products and hardware which typically have lower gross profit margins than many of the Company's other products.

     A significant portion of this decline in gross profit margin has been offset by the continued decline in selling, general and administrative expenses as a percentage of net sales. While selling, general and administrative expenses increased by $37.1 million or 25.9% to $180.1 million in 1996 from $143.0 million in 1995, as a percentage of net sales they decreased to 19.8% in 1996 from 22.5% in 1995. The decrease as a percentage of net sales was primarily attributable to reduced catalog costs in North America as a result of the increased vendor supported advertising, continued expense control and the leveraging of selling, general and administrative expenses over a larger sales base. As a result of expenses associated with the Company's launching of cross border catalogs in the first quarter in Europe, selling, general and administrative expenses as a percentage of net sales for Europe did not decrease significantly. These European cross border catalogs were mailed into countries where the Company did not have an existing customer base and accordingly yielded lower catalog response rates than the Company's other catalogs.

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

     Interest expense decreased $1.9 million to $ .5 million in 1996 from $2.4 million in 1995 primarily as a result of the repayments of officers' notes issued during 1995.

     Net income increased $8.0 million or 22.4% to $43.7 million in 1996 as a result of the increase in income from operations described above and a $4.7 million decrease in Officers Compensation and an increase of $15.0 million in income taxes as a result of the predecessor companies termination of S Corporation status. Net income increased $10.6 million or 32.0% compared to 1995 pro forma net income of $33.1 million, as described below.


SEASONALITY

     The operations of the Company are somewhat seasonal. In particular, net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during the summer months. The following table sets forth net sales, gross profit and income from operations for each of the quarters since January 1, 1996 (AMOUNTS IN MILLIONS).

         1997                                               MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
         ----                                               --------      -------      ------------      -----------
         NET SALES......................................       $273.5       $259.5         $259.7          $352.7 (1)
         GROSS PROFIT...................................         69.4         64.2           57.3            74.7
         INCOME FROM OPERATIONS.........................         18.6         17.9            2.5            20.3

         1996                                               MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
         ----                                               --------      -------      ------------      -----------
         Net sales......................................      $ 218.7      $ 213.7        $ 225.9         $ 253.6
         Gross profit...................................         65.0         60.1           60.3            64.2
         Income from operations.........................         18.3         15.5           16.8            18.9

(1) Includes approximately $62 million of net sales from Midwest Micro acquired on September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth and acquisitions. The Company's primary sources of financing have been cash from operations, equity offerings, and to a lesser extent bank borrowings. The Company believes that its cash flows from operations and available lines of credit will be adequate to support its current and anticipated activities.

     Net cash provided by operating activities was $33.1 million, $22.7 million and $11.0 million in 1997, 1996 and 1995, respectively. The increase from 1996 to 1997 was due to increased asset management, specifically accounts receivable and inventory. The increase from 1995 to 1996 was due to increased working capital as a result of increased sales, improved management of inventory and accounts receivable and reduced levels of unprinted catalog paper in response to stabilizing paper prices.

     Net cash used in investing activities in 1997 was primarily the result of the acquisition of Midwest Micro and the acquisition of additional furniture, fixtures and leasehold improvements at the new Compton, California facility to accommodate the increased staff levels. Those expenditures were partially offset by a decrease in short-term investments, for a net outlay of $25.2 million for the year. For 1996, net cash used in investing activities was $39.8 million, resulting from the investment of surplus cash and the acquisition of computer equipment and additional furniture and fixtures at the Naperville, Illinois facility to accommodate increased staff levels. For 1995, net cash used in investing activities was $11.7 million resulting from the acquisition of TigerDirect, property and equipment and the repayment of amounts due to affiliates.

     Net cash (used in) provided by financing activities was ($ .5) million, $23.9 million and $20.2 million in 1997, 1996 and 1995, respectively. The use of funds in 1997 was primarily due to the repayment of long-term debt. For 1996 net cash provided by financing activities resulted from the net proceeds from the sale and issuance of 1.0 million shares of common stock, as partially offset by the repayment of long-term bank debt and the settlement of long-term capital leases. The source of funds in 1995 was due mainly to the net proceeds of the Company's initial public offering net of the repayment of officers' notes payable and repayment of bank debt.

     The Company maintains unsecured lines of credit with various financial institutions under which the maximum aggregate amount available is $95.0 million. As of December 31, 1997, the Company had no outstanding borrowings under the lines of credit. The lines of credit bear interest at either the prime rate, LIBOR plus 63 basis points or at the respective bank's base rate and expire on various dates through December 1998. In addition, the Company may have outstanding letters of credit equal to an amount of the total line less outstanding borrowings.

     The Company also maintains a secured line of credit with a bank with a maximum amount available of 2.0 Pounds Sterling. There were no borrowings under this facility as of December 31, 1997. This line expires in April 1998 and provides for interest at the bank's base rate (6% at December 31, 1997) plus 2%.

     The Company does not anticipate any difficulty in renewing or replacing any of its lines of credit as they expire.

     Anticipated capital expenditures in 1998 are expected to be approximately $20 million, which the Company plans to fund out of cash from operations and existing cash and cash equivalents. These capital expenditures are primarily for
(i) the relocation and expansion of the Company's sales and distribution centers and (ii) the acquisition of information technology systems and other fixed assets.


FORWARD LOOKING STATEMENTS

     This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward looking statements made pursuant to the safe harbor provisions referenced above. Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "believes", "estimates", "expects", "intends", "plans" and variations thereof and similar expressions are intended to identify forward looking statements.

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company's management information systems including the costs and effects associated with the year 2000 date change problem, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products,
(vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks due to shifts in market demand and/or price erosion of owned inventory, (xi) borrowing costs, (xii) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xiii)pending or threatened litigation and investigations and (xiv) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. Global attempts to reduce these risks by utilizing certain derivative financial instruments.

     The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect Global's sales (as expressed in U.S. dollars), gross margins, operating expenses and retained earnings. The Company engages in hedging programs aimed at limiting in part the impact of certain currency fluctuations. Using primarily forward exchange and foreign currency option contracts, Global, from time to time, hedges certain of its assets that, when remeasured according to generally accepted accounting principles, may impact the Statement of Consolidated Income. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales forecasts, volatility of the currency markets, availability of hedging instruments and the credit-worthiness of the parties which have entered into such contracts with the Company. All currency contracts that are entered into by Global are for the sole purpose of hedging an existing or anticipated currency exposure, not for speculative or trading purposes. In spite of Global's hedging efforts to reduce the effect of changes in exchange rates against the U.S. dollar, the Company sales or costs could still be adversely affected by changes in those exchange rates.

     As of December 31,1997, the Company had outstanding forward exchange contracts in the amount of 1.0 million Pounds Sterling, 30.0 million French Francs and 700.0 million Italian Lire.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Part III is hereby incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 of Part III is hereby incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 of Part III is hereby incorporated by reference from the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 of Part III is hereby incorporated by reference from the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

      (a)  1.  The Consolidated Financial Statements of Global DirectMail Corp.

           2.  Financial Statement Schedules:

               Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

           3.  Exhibits.

                                  EXHIBIT INDEX
  EXHIBIT
    NO.                                                    DESCRIPTION
------    --------------------------------------------------------------------

3.1    Certificate of Incorporation of Registrant*
3.2    By-laws of Registrant*
4.1    Stockholders Agreement**
4.2    Specimen Stock Certificate of Registrant*
10.1   Form of 1995 Long-Term Stock Incentive Plan***+
10.2 Exchange Agreement dated as of May 8, 1995 between certain stockholders of the Predecessor Companies and the Company*
10.3 Lease Agreement dated October 14, 1992 between the Company and 2RB Associates Co. (Port Washington facility)*
10.4 Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility)*
10.5 Lease Agreement dated May 25, 1989 between the Company and Addwin Realty Associates (Suwanee facility)*
10.6 Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (New Compton facility)
10.7 Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago and Walsh, Higgins & Company (Naperville facility)*
10.8 Rent Guaranty dated as of October 14, 1992 by the Company to the Bank of New York*
10.9 Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto*
10.10 Consulting Agreement dated as of December 22, 1992 between the Company and Paul Leeds*+
10.11  Form of 1995 Stock Plan for Non-Employee Directors***+
10.12 Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg***+
10.13 Asset Purchase Agreement dated September 12, 1997 among Infotel, Inc., Mark L. Runkle, Midwest Micro Corp. and the Company ****
10.14 Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein+
21.1   Subsidiaries of the Registrant
23     Consent of experts and counsel: Consent of Independent Public Accountants
27     Financial Data Schedule (EDGAR version only)

--------

* Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).
** Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.
*** Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).
**** Incorporated herein by reference to the Company's report on Form 8-K dated September 26,1997
+      Management contract or compensatory plan or arrangement

(b)    Reports on Form 8-K.

     On October 15, 1997, the Company filed a report on Form 8-K regarding its September 30, 1997 acquisition of substantially all of the assets of Infotel, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 27th day of March, 1998.

                                      GLOBAL DIRECTMAIL CORP

                                      By: /s/ RICHARD  LEEDS
                                          ....................................
                                          Richard Leeds
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  SIGNATURE                       TITLE                               DATE

/s/ RICHARD LEEDS         Chairman and Chief Executive Officer   March 27, 1998
 ......................    (Principal Executive Officer)
   Richard Leeds

 /s/ BRUCE LEEDS          Vice Chairman and President of         March 27, 1998
 ......................    International Operations
   Bruce Leeds

 /s/ ROBERT LEEDS         Vice Chairman and President of         March 27, 1998
 ......................    Domestic Operations
   Robert Leeds

/s/ ROBERT DOOLEY         Director and Senior Vice President--   March 27, 1998
 ......................    Worldwide Computer Sales and
  Robert Dooley           Marketing

/s/ STEVEN GOLDSCHEIN     Senior Vice President and Chief        March 27, 1998
 ......................    Financial Officer
   Steven Goldschein      (Principal Financial Officer)

/s/ HOWARD KOHOS          Corporate Controller                   March 27, 1998
 ......................    (Principal Accounting Officer)
    Howard Kohos

/s/ ROBERT D. ROSENTHAL   Director                               March 27, 1998
 ......................
   Robert D. Rosenthal

/s/ STACY DICK            Director                               March 27, 1998
 ......................
    Stacy Dick

                                    ********

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors of THE GLOBAL DIRECTMAIL CORP:

We have audited the accompanying consolidated balance sheets of Global DirectMail Corp and its subsidiaries, (the "Company"), as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 1997 in conformity with generally accepted accounting principles.



/S/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
New York, New York
February 5, 1998, March 9, 1998 as it relates to the second paragraph under LITIGATION of Note 9.

                             GLOBAL DIRECTMAIL CORP
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                      1997            1996
                                                                      ----            ----

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $  43,432       $   35,211
  Short term investments                                               9,017           31,031
  Accounts receivable, net                                           132,741          111,709
  Inventories                                                        102,599           93,033
  Prepaid catalog expense                                             11,917           12,305
  Other prepaid expenses and current assets                            9,565            7,427
  Deferred income tax benefit                                          4,059            3,266
                                                                   ---------       ----------
         Total current assets                                        313,330          293,982

PROPERTY, PLANT AND EQUIPMENT, net                                    29,401           21,878

GOODWILL, net                                                         53,258           13,545

DEFERRED INCOME TAX BENEFIT                                            3,122              -

OTHER ASSETS                                                             634            2,034
                                                                   ---------       ----------

      TOTAL                                                        $ 399,745       $  331,439
                                                                   =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $ 125,562       $   99,053
  Current portion of long-term debt                                       12              495
                                                                   ---------       ----------

         Total current liabilities                                   125,574           99,548
                                                                   ---------       ----------

LONG-TERM DEBT                                                         1,972            2,030
                                                                   ---------       ----------
DEFERRED INCOME TAXES                                                     -             1,224
                                                                   ---------       ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred shares                                                   -                -
  Common shares                                                          382              379
  Additional paid-in capital                                         176,743          168,356
  Retained earnings                                                   97,204           58,392
  Cumulative translation adjustment                                   (2,130)           1,510
                                                                   ----------      ----------
                Total shareholders' equity                           272,199          228,637
                                                                   ----------      ----------

      TOTAL                                                        $ 399,745       $  331,439
                                                                   =========       ==========


See notes to consolidated financial statements.

                             GLOBAL DIRECTMAIL CORP
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)


                                                                 1997              1996            1995
                                                                 ----              ----            ----

NET SALES                                                     $1,145,388        $ 911,893       $   634,484

COST OF SALES                                                    879,846          662,277           437,179
                                                              ----------        ---------        ----------

GROSS PROFIT                                                     265,542          249,616           197,305

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                       206,280          180,142           143,034
                                                              ----------        ---------        ----------

INCOME FROM OPERATIONS                                            59,262           69,474            54,271

OTHER (INCOME) EXPENSE, net (including $4,707 of
    Shareholders' compensation in 1995)                               (6)              39             4,748

INTEREST INCOME                                                   (3,255)          (2,470)           (1,246)

INTEREST EXPENSE                                                     425           521                2,394
                                                              ----------        ---------        ----------

INCOME BEFORE INCOME TAXES                                        62,098           71,384            48,375

PROVISION FOR INCOME TAXES                                        23,286           27,680            12,655
                                                              ----------        ---------        ----------

NET INCOME                                                    $   38,812        $  43,704        $   35,720
                                                              ==========        =========        ==========

NET INCOME  PER COMMON SHARE:
    BASIC                                                     $     1.02        $    1.16
                                                              ==========        =========
    DILUTED                                                   $     1.02        $    1.15
                                                              ==========        =========


PRO FORMA INCOME DATA (UNAUDITED)
Historical income before income taxes                                                            $   48,375
Pro forma other adjustments                                                                           5,684
                                                                                                 ----------
Pro forma income before income taxes                                                                 54,059
Pro forma income taxes                                                                               21,008
                                                                                                 ----------
Pro forma net income                                                                             $   33,051
                                                                                                 ==========
Pro forma net income per common share - basic and diluted                                        $     0.93
                                                                                                 ==========



See notes to consolidated financial statements.

                             GLOBAL DIRECTMAIL CORP
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)


                                                                                                                   Notes
                                                                                                                Receivable
                                                                        Additional                 Cumulative        from
                                                              Common      Paid-in     Retained     Translation    Related
                                                              SHARES      CAPITAL     EARNINGS     ADJUSTMENT    PARTIES
                                                              ------    ---------     --------     -----------  ---------

BALANCES, JANUARY 1, 1995                                    $ 24,934    $  14,539    $  39,591    $     315    $ (10,273)

Differences arising from translation of
  foreign statements                                              -             -            -           165          -
Dividends paid                                                    -             -        (2,000)          -           -
Other                                                             (30)          -            30           -           -
Effect of exchange of common
  shares, issuance of notes and collection of
  notes receivable                                            (24,620)     (14,528)     (58,653)          -        10,273
Initial public offering of common shares                           83      134,329           -            -           -
Issuance of common shares for the acquisition
  of TigerDirect, Inc.                                              2        4,130           -            -           -
Net income                                                        -             -        35,720           -           -
                                                             --------    ---------    ---------       -------     ---------
BALANCES, DECEMBER 31, 1995                                       369      138,470       14,688          480          -

Differences arising from translation of
  foreign statements                                              -             -            -         1,030          -
Net proceeds from sale of common shares                            10       29,886           -            -           -
Net income                                                        -             -        43,704           -           -
                                                             --------    ---------    ---------      -------      ----------
BALANCES, DECEMBER 31, 1996                                       379      168,356       58,392        1,510          -

Differences arising from translation of
  foreign statements                                              -             -            -        (3,640)         -
Issuance of 375,000 common shares as partial consideration
  for the acquisition of the net assets of  Infotel, Inc.          3         8,387           -            -           -
Net income                                                        -             -        38,812           -           -
                                                             --------    ---------    ---------    ----------       --------
BALANCES, DECEMBER 31, 1997                                  $   382     $ 176,743    $  97,204    $  (2,130)      $  -
                                                             ========    =========    =========    ==========      ========


See notes to consolidated financial statements.

                             GLOBAL DIRECTMAIL CORP
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                       1997             1996              1995
                                                                       ----             ----              ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                           $ 38,812         $  43,704         $    35,720
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization, net                                  5,715             3,813               2,098
   Charges associated with the impairment of certain
           long lived assets                                            9,200                -                  -
    Benefit for deferred income taxes                                  (5,308)             (330)             (1,959)
    Provision for returns and doubtful accounts                         3,283             2,745               4,178
    Changes in certain assets and liabilities:
      Accounts receivable                                             (18,395)          (29,242)            (15,261)
      Inventories                                                       3,103           (20,748)            (12,155)
      Prepaid catalog and other prepaid expenses                       (1,569)            7,028              (8,500)
      Accounts payable and accrued expenses                            (1,727)           15,760               6,921
                                                                       ------            ------               -----


         Net cash provided by operating activities                     33,114            22,730              11,042
                                                                      ---------         -----------          ------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net change in short term instruments                                   22,014           (31,031)                 -
Investments in property, plant and equipment                           (9,989)           (8,805)             (4,859)
Loans to affiliated entities                                             -                -                  (5,631)
Acquisition of net assets of businesses acquired                      (37,227)            -                  (1,185)
                                                                      ---------        ---------           ----------
         Net cash used in investing activities                        (25,202)          (39,836)            (11,675)
                                                                      --------         ---------           ----------

CASH FLOWS (USED IN) PROVIDED BY  FINANCING
  ACTIVITIES:
Net cash provided by short term borrowings from banks                    -                  478               -
Borrowings of long term debt                                             -                   -                8,392
Repayment of long term debt                                              (470)           (6,442)            (27,550)
Repayment from  related parties                                          -                   -                4,702
Proceeds from sale and issuance of common shares                         -               29,896             134,412
Dividends paid                                                           -                   -               (2,000)
Payment of notes payable to shareholders                                 -                   -              (97,800)
                                                                    -------------     --------------      ----------------

     Net cash (used in) provided by  financing activities                (470)           23,932              20,156
                                                                     ------------     ---------------     ----------------

EFFECTS OF EXCHANGE RATES ON CASH                                         779               (92)                128
                                                                     --------         ----------        -----------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                              8,221             6,734              19,651
                                                                    ---------         ----------        -----------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        35,211            28,477               8,826
                                                                    ---------         ----------        -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                           $  43,432         $  35,211         $    28,477
                                                                    =========         ==========        ===========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                        $    376         $   1,194         $     2,548
                                                                     ========         =========         ===========
Income taxes paid                                                    $ 29,497         $  26,606         $    14,957
                                                                     ========         =========         ===========


See notes to consolidated financial statements.

                             GLOBAL DIRECTMAIL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Global DirectMail Corp and its wholly-owned subsidiaries (collectively, the "Company" or "Global"). The Company is the successor to several corporations, previously referred to as the Global Group, which were owned by related shareholders. In connection with the consummation of an initial public offering in June 1995 (the "IPO"), the stockholders of these predecessor companies exchanged all of the outstanding capital stock for common shares of Global. That transaction was accounted for as a pooling of interests.

     DESCRIPTION OF BUSINESSES - The Company is involved in the marketing and sale of personal computers (PCs), notebook computers, computer related products, office products and industrial products, through the distribution of mail order catalogs and a network of major account sales representatives in the North America and Western Europe.

     PRINCIPLES OF CONSOLIDATION - All significant intercompany accounts and transactions have been eliminated in consolidation. When necessary, the results of operations of the Company's foreign subsidiaries have been adjusted to conform to accounting principles generally accepted in the United States of America.

     CASH AND CASH EQUIVALENTS - The Company considers amounts held in money market accounts and other short-term investments with an original maturity date of approximately three months or less to be cash equivalents.

     SALES RECOGNITION AND ACCOUNTS RECEIVABLE - The Company recognizes sales of products, including shipping revenue at the time of shipment. Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns of approximately $7,338,000 and $7,724,000 at December 31, 1997 and 1996, respectively. The changes in these allowance accounts are summarized as follows (in thousands):

     YEAR  ENDED DECEMBER 31                                            1997         1996          1995
     -----------------------                                          --------    ------------    ------
          Balance, beginning of year..................................$ 7,724       $7,731       $ 4,598
          Charged to expense........................................... 3,283        2,745         4,178
          Reductions, principally write-offs...........................(3,669)      (2,752)       (1,045)
                                                                       -------      -------      -------
          Balance, end of year........................................$ 7,338       $7,724       $ 7,731
                                                                       =======       ======       =======

     INVENTORIES - Inventories consist primarily of finished goods and are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method.

     PREPAID CATALOG EXPENSE - Prepaid catalog expense includes (i) unused catalog paper, (ii) cost associated with the production and mailing of finished catalogs, net of (iii) funding from certain of the Company's vendors for advertisements placed, advertising allowances and incentives ("Co-op") relating to those catalogs. Finished catalog expense net of the respective Co-op is deferred and charged to expense over the period that the catalog remains the most current selling vehicle, generally three months.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. Depreciation of furniture, fixtures and equipment is on the straight line or accelerated method over their estimated useful lives ranging from three to eight years. Depreciation of buildings is on the straight line method over estimated useful lives of 30 to 50 years. Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease.

     FOREIGN CURRENCY TRANSLATION - The financial statements of the foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for consolidated balance sheet items and average exchange rates for the consolidated statement of income items. The translation differences are recorded directly in the consolidated statement of shareholders' equity.

     FOREIGN CURRENCY TRANSACTIONS - Transactions in foreign currencies are recorded at the exchange rate in effect at the transaction date. Realized and unrealized exchange gains and losses during the year are included in the respective year's consolidated statement of income.

     RESEARCH AND DEVELOPMENT COSTS - Costs incurred in connection with research and development are expensed as incurred. Such expenses for the years ended December 31, 1997, 1996 and 1995 aggregated approximately $674,000, $573,000 and $443,000, respectively.

     GOODWILL, NET - Goodwill and negative goodwill are combined and presented net of the respective accumulated amortization. For acquisitions that the Company has recorded as purchase transactions, the amount of the excess of the purchase price over the identifiable assets, is recorded as goodwill. In instances where the Company had acquired a business below the fair value of the assets acquired, the Company recorded negative goodwill. Goodwill and negative goodwill are being amortized over periods ranging from 10 to 40 years.

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

     NET INCOME PER COMMON SHARE - In December 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and restated net income per common share for all periods presented. Net income per common share-basic was calculated based upon the weighted average number of common shares outstanding during respective periods. Net income per common share-diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods.

     The weighted average common shares outstanding for the computation of basic earnings per common share for 1997 and 1996 were 38.0 million and 37.6 million, respectively. Additionally 262,000 and 505,000 of equivalent common shares were included in 1997 and 1996, respectively, for the diluted calculation.


2.   PRO FORMA INFORMATION (UNAUDITED)

     PRO FORMA INCOME ADJUSTMENTS

     The pro forma income data for the year ended December 31, 1995 present the effects on the historical consolidated financial statements of certain transactions related to the June 1995 IPO as if they occurred as of the beginning of the year, including (1) reduced levels of compensation and royalty payments to officers, (2) the elimination of $500,000 per year of compensation paid to a shareholder pursuant to a consulting agreement entered into in 1992 which terminated in connection with the IPO, (3) the elimination of interest paid on officers notes in 1995, and (4) the provision for income taxes to eliminate the benefit, for income tax purposes, of the predecessor companies with S Corporation status.


     PRO FORMA NET INCOME PER COMMON SHARE

     Pro forma net income per common share-basic was based on the weighted average number of shares of common stock outstanding prior to and after the IPO. Pro forma net income per common share-diluted was calculated based on the weighted average number of shares outstanding plus the effect of approximately 201,000 options assumed outstanding after the IPO.


3.   ACQUISITIONS

     During 1997 the Company acquired the net assets of three businesses for a total of $50.8 million in cash, stock and purchase related costs with additional contingent cash consideration possible. These acquisitions are being accounted for as purchase transactions. The Company recorded the fair market value of the net assets acquired at $15.9 million and the excess of the purchase price over that amount as goodwill.

     The unaudited pro forma results of operations of the Company, including the pro forma effect as if those companies had been acquired as of January 1, 1995, are as follows (in thousands, except earnings per common share):

               YEAR ENDED DECEMBER 31                                             1997       1996           1995
               ----------------------                                             ----       ----           ----
          Net sales                                                        $  1,334,183   $1,207,625      $ 975,946
          Net income                                                       $     39,286   $   42,251      $  29,839
          Earnings per common share - basic and diluted                    $       1.02   $     1.10      $     .83

     In November 1995, Global acquired TigerDirect, Inc. ("Tiger") and recorded, at that time the purchase price in excess of the fair value of the net assets acquired as goodwill. The estimated fair values were further evaluated by the Company during 1996 and, as a result, goodwill was reduced by approximately $3.1 million. During 1997 the Company had determined that, as a result of its decision to exit certain lines of Tiger's business acquired as part of the original purchase, an impairment of the goodwill associated with those exited business lines had occurred. As such, the Company recorded a write down in the value of the goodwill of approximately $6.3 million.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consists of the following (in thousands):

     DECEMBER 31                                                                            1997        1996
     -----------                                                                          ---------    -------
     Land and buildings...............................................................$   8,085     $    5,226
     Furniture and fixtures, office and warehouse equipment...........................   32,857         27,273
     Leasehold improvements...........................................................    6,096          3,990
     Transportation equipment.........................................................    1,817          1,555
                                                                                      ---------     ----------
                                                                                         48,855         38,044
     Less accumulated depreciation and amortization...................................   19,454         16,166
                                                                                      ---------     ----------
          Net property, plant and equipment..........................................$   29,401     $   21,878
                                                                                     ==========     ============

     During 1997 the Company recorded a charge relating to the impairment of certain long-lived assets of approximately $2.9 million


5.   RELATED PARTY TRANSACTIONS

     The Company leases several warehouse and office facilities from affiliates (see Note 9). Rent expense under those leases aggregated approximately $1,901,000, $2,130,000 and $2,366,000 for the years ended December 31,
     1997, 1996 and 1995, respectively.

6.   LONG-TERM DEBT

     Long-term debt consist of the following (in thousands):

          DECEMBER 31                                                            1997                 1996
          -----------                                                         --------                 -----
          Foreign denominated secured loan (a)..................................$1,972             $ 2,030
          Capitalized lease obligations.........................................    12                  17
                                                                                ------             -------
               Total............................................................ 1,984               2,047
               Less: current maturities.........................................    12                  17
                                                                                ------             -------
               Long-term debt  .................................................$1,972             $ 2,030
                                                                                 =====             =======

     At December 31, 1997, the aggregate maturities of long-term debt are as follows (in thousands):

      YEAR ENDING DECEMBER 31                                   AMOUNT
       1998.................................................$       12
       1999..................................................    1,972
      Total notes payable...................................$    1,984
                                                              ==========

     (a) A subsidiary of the Company entered into a mortgage agreement ("Mortgage") in the amount of 1.2 million Pounds Sterling due in its entirety in June 1999, with interest payable semi-annually at a rate of 9.6 percent per annum. The Mortgage is secured by land and building with an aggregate net book value of 2.4 million Pounds Sterling at December 31, 1997. The Mortgage contains certain covenants calling for timely reporting of financial information, restrictions on changes in ownership and employment levels by such subsidiary. As of December 31, 1997 the Company was in compliance with those covenants.

     The Company maintains lines of credit with various financial institutions. The maximum aggregate amounts available under these lines of credit were $95 million and $52 million at December 31, 1997 and 1996. No amounts were outstanding under these lines at December 31, 1997. These lines accrue interest at variable rates of either the prime rate or LIBOR plus 63 basis points. The prime rate and LIBOR were 8.25 percent and 5.9 percent, respectively, at December 31, 1997. These lines expire on various dates through December 1998.

     Associated with the lines of credit, the Company may have outstanding letters of credit equal to the amount of the total line less outstanding borrowings. At December 31, 1997 there was a $4 million outstanding standby letter of credit.

     The Company maintains a secured line of credit with a bank with a maximum amount available of 2.0 million Pounds Sterling. Borrowings, of which there were none as of December 31, 1997 and 1996, bear interest at the bank's base rate (6% at December 31, 1997) plus 2% and are secured by substantially all of the assets of the Company's United Kingdom subsidiaries. This line expires in April 1998 and is renewable at the Company's option.

7.   SHAREHOLDERS' EQUITY

     At December 31, 1997, there were 25.0 million shares of preferred stock, $.01 par value, of which none were issued. Common stock at such date consisted of 150.0 million shares authorized, par value of $.01 per share, of which 38,231,990 were issued and outstanding.

     As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amount at December 31, 1997 was not material.

     STOCK OPTION PLANS - The Company has two fixed option plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the company. The following is a description of these plans:

     THE 1995 LONG-TERM STOCK INCENTIVE PLAN - This plan allows the Company to issue from time to time qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2.0 million shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award shall be granted under this plan after December 31, 2005. A total of 1,290,948 options were outstanding under this plan as of December 31, 1997.

     THE 1995 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS - This plan provides for automatic awards of non-qualified options to directors of the company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the tenth annual stockholders meeting. A total of 14,000 options were outstanding under this plan as of December 31, 1997.

     The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation costs have been recognized for stock options. Had compensation costs of the plans been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensations", the Company would have prepared a fair value model for such options and recorded such amount in the accompanying consolidated financial statements as compensation expense. On a pro forma basis, net income for 1997 and 1996 would have been $37.7 million and $42.3 million respectively and diluted earnings per common share for 1997 and 1996 would have been $.99 and $1.11 respectively. The Company arrived at the fair value of stock grant at the date of the grant by using the Black-Scholes pricing option model with the following assumptions used for grants: risk-free interest rate of 6.2%; expected dividend rate of 0%; expected level of 3.75 years; and expected volatility of 35%. The weighted average stock options at December 31, 1997 have a weighted average contractual level of 8 years. The following table reflects the plan activity for year ended December 31, 1997:

                                         OPTIONS
                                        FOR SHARES       OPTION PRICES
                                        ----------       -------------
  Outstanding, January 1, 1997          1,206,500        $17.50 to $49.13
  Granted during the year                 604,146        $17.50 to $18.41
  Cancelled during the year              (505,698)       $24.38 to $49.13
  Exercised during the year               -                            -
                                 ----------------        ---------------
  Outstanding, December 31              1,304,948        $17.50 to $39.06
                                        =========       =================

     The following table summarizes information for the three years ended December 31, 1997 concerning currently outstanding and exercisable options:

                                                 1997                         1996                        1995
                                      --------------------------  ---------------------------  ----------------------
                                               Weighted-Average             Weighted Average          Weighted Average
Fixed Options                          SHARES   EXERCISE PRICE      SHARES   EXERCISE PRICE     SHARES EXERCISE PRICE
                                       ------   --------------      ------   --------------     ------ --------------
Outstanding at beginning of year      1,206,500      $25.45          865,500  $ 20.49           -         -
Granted ..............................  604,146      $19.19          365,150  $ 36.80          876,900   $20.45
Exercised ............................    -            -                -         -             -         -
Cancelled ............................ (505,698)     $33.90          (24,150) $ 19.39          (11,400)  $17.50
                                       --------      ------          -------  -------          -------   ------
Outstanding at end of year............1,304,948      $19.28        1,206,500  $ 25.45          865,500   $20.49
                                     ==========      ======        =========  =======          =======   ======

Options exercisable at year end.......  189,000                      139,000                    10,000
Weighted average fair value per
   option granted during the year.....   $13.05                       $13.57                     $7.05

          Range of                Number           Weighted-Average   Weighted-Average    Number       Weighted-Average
          Exercise            Outstanding at           Remaining          Exercise      Exercisable    Exercise
            PRICE                12/31/97          CONTRACTUAL LIFE        PRICE        AT 12/31/97      PRICE
   --------------------       ---------------      ------------------ ---------------   -----------    -----------------
     $ 17.50 to $ 22.50          1,070,948               8.11           $ 17.57           5,000          $ 21.56
     $ 22.51 to $ 30.00            230,000               7.64           $ 26.88         180,000          $ 26.87
     $ 30.01 to $ 39.06              4,000               8.33           $ 39.06           4,000           $39.06
     $ 17.50 to $ 39.06          1,304,948               8.03           $ 19.28         189,000          $ 26.99
     ==================          =========               ====           =======         =======          =======


     Of the options issued during 1997, 420,348 options originally issued with exercise prices ranging from $24.38 to $49.13 were repriced on April 28, 1997 with an exercise price of $17.50, representing the market price of the outstanding common stock at that time.
     All other terms of these options remained unchanged.

8.   INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

     YEAR ENDED DECEMBER 31                   1997        1996        1995
     ----------------------                --------    ----------    -------
     Current:
        Federal                           $ 23,274     $ 23,140     $  10,400
        State                                4,107        3,787         1,895
        Foreign                              1,041        1,038         2,319
     Deferred                               (5,279)        (865)         (369)
     Change in valuation allowance             143          580        (1,590)
                                          --------     --------     ---------
        Total                             $ 23,286     $ 27,680     $  12,655
                                          ========     ========     =========

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

           YEAR ENDED DECEMBER 31                                                  1997        1996          1995
           ----------------------                                               --------    ----------      -------
           Federal statutory rate                                                $ 21,734     $ 24,984     $  16,931
           State and local income taxes, net of
              Federal tax benefit                                                   2,092        2,456         1,001
           Foreign tax                                                               (303)        (175)        2,778
           Foreign source income                                                      (72)        (573)       (2,685)
           Increase (reduction) in valuation allowance                                143          580          (923)
           Net operating loss utilized                                                165          335         -
           Other items, net                                                          (473)          73         -
           Federal, state and local tax benefit of S Corporation status                 -            -        (4,447)
                                                                                ----------   ----------     ----------
                                                                                  $23,286      $27,680      $ 12,655
                                                                                  ========     ========     =========

     The deferred tax assets (liabilities) at December 31, 1997 and 1996 are comprised of the following:

                                                                                       1997      1996
                                                                                     --------  --------
           Current:
              Deductible assets....................................................$(3,649)    $ (2,542)
              Non-deductible accruals and reserves.................................. 7,458        4,244
              Non-deductible assets.................................................   553          826
              Foreign net operating loss carryforwards..............................    26        1,027
              Other.................................................................  (329)        (289)
                                                                                    -------    ---------
                  Current........................................................... 4,059        3,266
                                                                                    ------     --------

           Non-Current:
              Foreign net operating loss carryforwards.............................. 4,980        1,712
              Accelerated depreciation..............................................(1,243)      (1,441)
              Basis differences from acquisitions................................... 1,843          356
              Other assets.......................................................... -             (332)
              Valuation allowances..................................................(2,458)      (1,519)
                                                                                    -------    ---------
                  Non-Current....................................................... 3,122       (1,224)
                                                                                    ------     ---------
                      Total........................................................$ 7,181     $  2,042
                                                                                   =======     ========

     The foreign net operating loss carryforwards generally expire at dates through 2004. The Company maintains valuation allowances against its foreign net operating loss carryforwards since, at this time, the realizability of the related deferred tax benefits can not be reasonably assured.


9.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     LEASES - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through October 2013.

     At December 31, 1997 future minimum annual lease payments for related and third-party leases were as follows (in thousands):

             YEAR ENDING DECEMBER 31                RELATED PARTY        THIRD PARTY         TOTAL
             -----------------------                -------------        -----------        ------
             1998................................    $     1,632         $  4,163            $ 5,795
             1999................................          1,122            3,862              4,984
             2000................................           612             2,448              3,060
             2001................................           612             1,897              2,509
             2002................................           612             1,897              2,509
             2003-2007...........................          2,958            9,062             12,020
             2008-2012...........................         -                 3,935              3,935
             Thereafter..........................         -                   410                410
                                                     -----------         --------            -------

                                                     $     7,548         $ 27,674            $35,222
                                                     ===========         ========            =======

     Rent expense for the years ended December 31, 1997, 1996 and 1995 aggregated approximately $7,151,000, $7,406,000 and $5,235,000 respectively.

     GUARANTEES - The Company has guaranteed a mortgage obtained by an affiliate ($2.3 million at December 31, 1997) relating to property which the Company leases from the affiliate. Additionally the Company's U.K. subsidiaries have granted a security interest for substantially all of their assets to secure a line of credit with a U.K. financial institution.

     LITIGATION - The Company has been named as a defendant in lawsuits incidental to its businesses. Management of the Company, based on discussions with legal counsel, believes the ultimate resolution of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

     At December 31, 1997 the Company was contingently liable under a standby letter of credit guaranteeing the obligations of a third party supplier in the amount of $4 million. Such amount was paid on March 2, 1998. The Company has initiated legal action seeking a declaration that the Company has a contractual right to offset the $4 million against amounts otherwise due to the supplier. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     CONTINGENCY - The Company is required to collect sales tax on certain of its out-of-state sales. In accordance with current law, approximately 20% of the Company's 1997 domestic sales were subject to sales tax. A change in law could require the Company to collect sales tax in additional states.

     EMPLOYEE BENEFIT PLANS - Certain of the U.S. subsidiaries participate in defined contribution compensatory 401(k)/profit sharing benefit plans covering such eligible employees as defined by the plan document. Contributions to the plan by the Company is determined as a percentage of the employees' contributions. Aggregate expense to the Company for contributions to such plans was approximately $373,000, $267,000 and $211,000 in the years ended December 31, 1997, 1996 and 1995, respectively.

     Certain foreign entities require amounts to be accrued for each employee's retirement, determined in accordance with labor laws and labor agreements in effect in the respective country. Liabilities relative to such termination indemnities were not material.

     FOREIGN EXCHANGE RISK MANAGEMENT - The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. As of December 31,1997, the Company had outstanding forward exchange contracts in the amount of 1.0 million Pounds Sterling, 30.0 million French Francs and 700.0 million Italian Lire.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 1997 and 1996, the fair value of the Company's financial instruments approximated their carrying values.

     CONCENTRATION OF CREDIT RISK - Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customer's financial condition are performed.


10.  GEOGRAPHIC INFORMATION

     The Company conducts its business in North America (the United States and Canada) and Europe. The following sets forth the Company's operations in its two geographic markets (in thousands):

     YEAR ENDED DECEMBER 31, 1997                  EUROPE                  NORTH AMERICA            TOTAL
     ----------------------------            ------------------           ----------------      --------------
     Net sales..............................     $  270,236                $  875,152            $  1,145,388
     Income from operations.................          3,423                    55,839                  59,262
     Identifiable assets....................         82,548                   317,197                 399,745

     YEAR ENDED DECEMBER 31, 1996                  EUROPE                  NORTH AMERICA              TOTAL
     ----------------------------            ------------------           -----------------     ----------------
     Net sales..............................     $  234,078                $  677,815              $  911,893
     Income from operations.................          4,224                    65,250                  69,474
     Identifiable assets....................         78,490                   252,949                 331,439

     YEAR ENDED DECEMBER 31, 1995                  EUROPE                  NORTH AMERICA              TOTAL
     ----------------------------            -----------------           ------------------     -----------------
     Net sales..............................     $  188,765                $  445,719              $  634,484
     Income from operations.................          8,846                    45,425                  54,271
     Identifiable assets....................         66,369                   181,146                 247,515

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data is as follows:

                                                  FIRST            SECOND             THIRD              FOURTH
     DECEMBER 31, 1997                          QUARTER            QUARTER           QUARTER             QUARTER
     -----------------                          -------            -------           -------             -------

     Net sales............................... $273,537         $  259,485           $ 259,661           $  352,705
     Gross profit............................   69,407             64,167              57,289               74,679
     Net income..............................   12,088             11,665               2,136               12,923
     Net income per common share:
              Basic and diluted..............   $ .32               $ .31              $ .06               $ .34

                                                  FIRST            SECOND             THIRD              FOURTH
     DECEMBER 31, 1996                          QUARTER            QUARTER           QUARTER             QUARTER
     -----------------                          -------            -------           -------             -------

     Net sales............................... $218,732         $  213,707           $ 225,868          $   253,586
     Gross profit............................   65,021             60,070              60,313               64,212
     Net income..............................   11,392              9,787              10,683               11,842
     Net income per common share:
              Basic and diluted..............   $ .31               $ .26              $ .28               $ .31


                                                      * * * * * *

                                 EXHIBIT INDEX

10.6 Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials
         Company (New Compton facility)

10.14 Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein

21.1     Subsidiaries of the Registrant

23       Consent of experts and counsel; Consent of Independent
         Public Accountants

27       Financial Data Schedule