Form 10-Q
period 1998-03-31
GLOBAL DIRECTMAIL CORP
filed 1998-05-15
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

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

                       [X]  Yes       [   ]  No

The number of shares outstanding of the registrant's Common Stock as of May 14, 1998 was 38,231,990.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL DIRECTMAIL CORP
Condensed Consolidated  Balance Sheets
(IN THOUSANDS)

                                                                 March 31,        December 31,
                                                                   1998              1997
                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $  55,961       $   43,432
  Short term investments                                             8,095            9,017
  Accounts receivable, net                                         148,693          132,741
  Inventories                                                      105,382          102,599
         Prepaid expenses and current assets                        28,953           25,541
                                                                 ---------       ----------

         Total current assets                                      347,084          313,330

PROPERTY, PLANT AND EQUIPMENT, net                                  30,999           29,401

GOODWILL, net                                                       53,959           53,258

OTHER ASSETS                                                         3,759            3,756
                                                                 ---------       ----------

TOTAL                                                            $ 435,801       $  399,745
                                                                 =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $ 148,787       $  125,562
  Current portion of long term debt                                     12               12
                                                                 ---------       ----------

         Total current liabilities                                 148,799          125,574
                                                                 ---------       ----------

LONG TERM DEBT                                                       2,006            1,972
                                                                 ---------       ----------



SHAREHOLDERS' EQUITY:
  Preferred shares                                                     -                -
  Common shares                                                        382              382
  Additional paid-in capital                                       176,743          176,743
  Retained earnings                                                110,069           97,204
  Cumulative translation adjustment                                 (2,198)          (2,130)
                                                                 ----------      -----------
         Total shareholders' equity                                284,996          272,199
                                                                 ---------       ----------

TOTAL                                                            $ 435,801       $  399,745
                                                                 =========       ==========

See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
Condensed Consolidated Statements of Income
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTH
                                                                PERIODS ENDED
                                                                   MARCH 31,
                                                               1998            1997
                                                                   (Unaudited)

NET SALES                                                  $  358,358         $  273,537

COST OF SALES                                                 282,989            204,130
                                                            ---------         ----------

GROSS PROFIT                                                   75,369             69,407

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   55,291             50,776
                                                            ----------        ----------

INCOME FROM OPERATIONS                                         20,078             18,631

INTEREST AND OTHER INCOME, net                                    842                710
                                                            ----------        ----------

INCOME BEFORE INCOME TAXES                                     20,920             19,341

PROVISION FOR INCOME TAXES                                      8,055              7,253
                                                            -----------       ----------

NET INCOME                                                  $  12,865       $     12,088
                                                            ===========       ==========

Net income per common share:
    Basic and Diluted                                       $     .34       $        .32
                                                            ===========       ==========

Common and common equivalent shares outstanding:
    Basic                                                      38,232             37,857
                                                            ==========        ==========
    Diluted                                                    38,351             38,188
                                                            ==========        ==========




See notes to condensed consolidated financial statements

GLOBAL DIRECTMAIL CORP
Condensed Statement of Consolidated Shareholders' Equity
(IN THOUSANDS)




                                                           Additional                       Cumulative
                                              Common        Paid-in           Retained     Translation
                                              SHARES        CAPITAL           EARNINGS      ADJUSTMENT



BALANCES, DECEMBER 31, 1997                  $   382        $  176,743         $ 97,204     $ (2,130)

Difference arising from translation
  of foreign statements                                                                          (68)

Net income                                                                       12,865
                                             --------       ----------         ---------     --------
BALANCES, MARCH 31, 1998                     $  382         $  176,743         $110,069      $(2,198)
                                             ========       ==========         =========     ========


See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
Condensed Statements of Consolidated Cash Flows
(IN THOUSANDS)


                                                                                           THREE-MONTH PERIOD
                                                                                              ENDED MARCH 31,
                                                                                           1998            1997
                                                                                        -----------------------
                                                                                               (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                           $  12,865    $  12,088
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization, net                                                   1,882        1,081
       Provision for returns and doubtful accounts                                          1,943         (703)
   Changes in certain assets and liabilities:
       Accounts receivable                                                                (18,254)     (13,023)
       Inventories                                                                         (2,631)       4,704
       Prepaid expenses and current assets                                                 (3,499)         739
       Accounts payable and accrued expenses                                               22,867        2,043
                                                                                        ---------    ---------

              Net cash provided by operating activities                                    15,173        6,929
                                                                                        ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Net change in short term instruments                                                       922       (5,293)
   Investments in property, plant and equipment                                            (3,089)      (1,504)
   Acquisition of net assets of business acquired                                            (895)       -
                                                                                        ----------   ----------

              Net cash used in investing activities                                        (3,062)      (6,797)
                                                                                        ----------   ----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net repayments of short-term bank debt                                                   -             (467)
                                                                                        ---------    ----------

              Net cash used in financing activities                                         -             (467)
                                                                                        ---------    ----------

EFFECTS OF EXCHANGE RATES ON CASH                                                             418          607
                                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  12,529          272

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            43,432       35,211
                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $  55,961    $  35,483
                                                                                        =========    =========



See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements include the accounts of Global DirectMail Corp and its wholly-owned subsidiaries (collectively, the "Company" or "Global"). The Company is involved in the marketing and sale of personal computers (PCs), notebook computers, computer related products, office products and industrial products in North America and Europe. Global markets those products through the distribution of mail order catalogs, a network of major account sales representatives and the Internet.

2.   BASIS OF PRESENTATION

     Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods.

     All intercompany accounts have been eliminated in consolidation.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31,1998 and the results of operations for the three months ended March 31, 1998 and 1997, cash flows for the three months ended March 31, 1998 and 1997 and changes in stockholders' equity for the three months ended March 31, 1998. The December 31, 1997 consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1997 and for the period then ended. The results for the three months ended March 31, 1998 are not necessarily indicative of the results for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net sales for the quarter increased by $84.8 million or 31% to $358.4 million compared to $273.5 in the year ago quarter. The increase was attributable primarily to the inclusion of Midwest Micro, which had net sales of $63 million in the quarter, and an increase in average order value. Total orders increased to 1,029,000 compared to 939,000 in the year ago quarter. Catalogs mailed increased by 9% to 46 million compared to 43 million in the year ago quarter. Sales during the quarter attributable to North American operations increased 37% to $279.0 million compared to $203.2 million in the first quarter of 1997. European sales increased 13% to $79.4 million compared to $70.4 million in the year ago quarter. On a currency adjusted basis, European sales for the quarter increased 20%.

         Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $6.0 million or 9% to $75.4 million compared to $69.4 million in the year ago quarter. Gross profit as a percentage of net sales was 21.0% compared to 21.2% in the prior quarter and 25.4% in year ago quarter. The change in the gross profit percentage from the year ago quarter was primarily due to the shift in the Company's overall product mix. This shift was attributable to large increases in the sales of PCs, notebook computers and brand name products which generally have a lower gross profit percentage. These sales increases were obtained principally through the efforts of the Company's major account sales force which experienced over a 100% sales increase over the year ago quarter and now accounts for 30% of total sales compared to 19% in the year ago quarter

         Selling, general and administrative expenses for the quarter increased by $4.5 million or 9% to $55.3 million compared to $50.8 million in the first quarter of 1997. This increase was the result of the inclusion of Midwest Micro and the Company's continuing investment in its major account sales force principally in North America. This was partially offset by an increased level of vendor supported advertising, continued expense control primarily in Europe, and the overall leveraging of selling, general and administrative expenses over a larger sales base. As a result, selling, general and administrative expenses as a percentage of sales was 15.4% compared to 18.6% in the year ago quarter.

         Income from operations for the quarter increased by $1.4 million or 8% to $20.1 million from $18.6 million in the year ago quarter. Income from operations as a percentage of net sales decreased to 5.6% from 6.8% in the year ago quarter. Income from North American operations decreased by 12% to $16.3 million from $18.6 million in the year ago quarter. Income from European operations increased to $3.8 million from a small profit in the year ago quarter.

         The effective tax rate for the first quarter of 1998 increased to 38.5% compared to 37.5% for the first quarter of 1997. The increase in the rate was due primarily to a higher anticipated proportion of U.S. income compared to the prior year.

         Net income for the quarter was $12.9 million, or $.34 per basic and diluted share, compared to $12.1 million, or $.32 per basic and diluted share in the first quarter of 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs are to fund the working capital requirements necessitated by its sales growth, investments in property, equipment and information technology, acquisition of the Company's stock and acquisitions. The Company's primary sources of financing have been cash from operations, equity offerings, and, to a lesser extent, bank borrowings. For the quarter ended March 31, 1998, the Company generated free cash flow of $12.1 million compared to $5.4 million for the year ago quarter, which was a result of improved inventory and other asset management. Free cash flow is defined as cash generated from operating activities net of additions to property and equipment.

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

         Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company's management information systems including the costs and effects associated with the year 2000 date change problem, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks due to shifts in market demand and/or price erosion of owned inventory, (xi) borrowing costs, (xii) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xiii)pending or threatened litigation and investigations and (xiv) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

         Readers are cautioned not to place undue reliance on any forward looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

         As of March 31,1998, the Company had outstanding forward exchange contracts in the amount of 2.0 million Pounds Sterling, 41.0 million French Francs and 700.0 million Italian Lire.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

         On May 12, 1998 the Company announced that its Board of Directors approved a stock buyback plan for up to 1,350,000 shares of the Company's common stock. The shares will be purchased periodically in the open market and will be used to meet requirements relating to the Company's stock option plans.

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

         27     Financial Data Schedule.

                Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GLOBAL DIRECTMAIL CORP



Date:  May 14, 1998              By: /S/ RICHARD LEEDS
                                     ------------------------------------
                                     Richard Leeds
                                     Chairman and Chief Executive Officer




                                 By:  /S/ STEVEN GOLDSCHEIN
                                      Steven Goldschein
                                      Senior Vice President and Chief Financial
                                      Officer