Form 10-Q
period 1998-06-30
GLOBAL DIRECTMAIL CORP
filed 1998-08-13
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

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

                           [X]  Yes     [ ]  No

The number of shares outstanding of the registrant's Common Stock as of August 12, 1997 was 36,797,890.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL DIRECTMAIL CORP
Condensed Consolidated  Balance Sheets
(IN THOUSANDS)

                                                                                  June 30,        December 31,
                                                                                     1998            1997
                                                                                ------------      ------------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  56,381       $   43,432
  Short-term investments                                                             9,604            9,017
  Accounts receivable - net                                                        134,966          132,741
  Inventories                                                                      105,922          102,599
  Prepaid expenses and other current assets                                         31,245           25,541
                                                                                 ----------       ----------
         Total current assets                                                      338,118          313,330

PROPERTY, PLANT AND EQUIPMENT - net                                                 31,770           29,401

GOODWILL - net                                                                      53,740           53,258

OTHER ASSETS                                                                         3,760            3,756
                                                                                 ---------       ----------
                                                                                 $ 427,388       $  399,745
                                                                                 =========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $ 143,855       $  125,562
  Current portion of long-term debt                                                     12               12
                                                                                 ---------       ----------
         Total current liabilities                                                 143,867          125,574
                                                                                 ---------       ----------

LONG-TERM DEBT                                                                       1,999            1,972
                                                                                 ---------       ----------

SHAREHOLDERS' EQUITY:
  Preferred shares                                                                     -                -
  Common shares - par value $0.01:
    38,231,990  shares issued                                                          382              382
 Additional paid-in capital                                                        176,743          176,743
 Treasury stock -  835,600 shares                                                  (11,383)            -
 Retained earnings                                                                 117,688           97,204
 Cumulative translation adjustment                                                  (1,908)          (2,130)
                                                                                 ----------      -----------
         Total shareholders' equity                                                281,522          272,199
                                                                                 ---------       ----------

                                                                                 $ 427,388       $  399,745
                                                                                 =========       ==========

See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
Condensed Consolidated  Statements of Income
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                      June 30,
                                                            1998         1997             1998         1997
                                                            ----         ----             ----         ----
                                                               (Unaudited)                     (Unaudited)

NET SALES                                                 $330,452      $ 259,485      $ 688,810     $ 533,022

COST OF SALES                                              263,396        195,318        546,385       399,448
                                                          --------     ----------     ----------    -----------

GROSS PROFIT                                                67,056         64,167        142,425       133,574

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                   55,430         46,281        110,721        97,057
                                                          --------     ----------     ----------    -----------

INCOME FROM OPERATIONS                                      11,626         17,886         31,704        36,517

INTEREST AND OTHER INCOME - net                                761            778          1,603         1,488
                                                          --------     ----------     ----------    -----------

INCOME BEFORE INCOME TAXES                                  12,387         18,664         33,307        38,005

PROVISION FOR INCOME TAXES                                   4,768          6,999         12,823        14,252
                                                          ---------   -----------    -----------   ------------

NET INCOME                                                $  7,619     $   11,665    $    20,484     $  23,753
                                                          ========     ===========   ===========    ===========

Net income per common share:
      Basic                                               $    .20     $      .31    $      .54    $       .63
                                                          =========    ===========   ===========   ===========
      Diluted                                             $    .20     $      .31    $      .54    $       .62
                                                          =========    ===========   ===========   ===========
Common and common equivalent shares:
      Basic                                                 38,117         37,857        38,174         37,857
                                                          ========     ===========    ==========    ===========
      Diluted                                               38,125         38,158         38,231        38,174
                                                          ========     ===========    ==========    ===========


See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
Condensed Statement of Consolidated Shareholders' Equity
(IN THOUSANDS) (UNAUDITED)


                                                           Additional                     Cumulative        Treasury
                                             Common        Paid-in           Retained     Translation       Stock
                                             Shares        Capital           Earnings     Adjustment        At Cost

BALANCES, DECEMBER 31, 1997                  $ 382         $ 176,743         $97,204      $ (2,130)              -

Purchase of shares for treasury                                                                               (11,383)

Difference arising from translation
  of foreign statements                                                                        222

Net income                                                                    20,484
                                           --------        ---------        ----------     --------            --------
BALANCES, JUNE 30, 1998                    $   382         $ 176,743        $117,688       $(1,908)           $(11.383)
                                           ========        =========        ==========     ========           =========

See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
Condensed Statements of Consolidated Cash Flows
(IN THOUSANDS)

                                                                                           SIX-MONTH PERIOD
                                                                                             ENDED JUNE 30,
                                                                                           1998            1997
                                                                                        ----------      -------
                                                                                                (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                           $  20,484    $  23,753
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization - net                                                    3,815        2,357
     Provision for returns and doubtful accounts                                            2,889          568
   Changes in certain assets and liabilities:
     Accounts receivable                                                                   (5,112)      (8,897)
     Inventories                                                                           (2,926)       4,329
     Prepaid expenses and other current assets                                             (5,575)         863
     Accounts payable and accrued expenses                                                 17,530      (12,969)
                                                                                        ---------    ----------

              Net cash provided by operating activities                                    31,105       10,004
                                                                                        ---------    ---------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
   Net change in short-term instruments                                                      (587)       6,401
   Acquisition of net assets of business acquired                                            (895)      (1,295)
   Investment in property, plant and equipment                                             (5,542)      (3,661)
                                                                                        ----------   ----------
              Net cash (used in)  provided by investing activities                         (7,024)       1,445
                                                                                        ----------   ----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net repayment of short term bank debt                                                     -            (468)
   Purchase of treasury shares                                                            (11,383)
   Other                                                                                     -              16
                                                                                        ---------    ---------

              Net cash used in financing activities                                       (11,383)        (452)
                                                                                        ----------   ---------

EFFECTS OF EXCHANGE RATES ON CASH                                                             251          546
                                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  12,949       11,543

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            43,432       35,211
                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $  56,381    $  46,754
                                                                                        =========    =========


       See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements include the accounts of Global DirectMail Corp and its wholly- owned subsidiaries (collectively, the "Company" or "Global"). The Company is involved in the marketing and sale of personal computers (PCs), notebook computers, computer related products, office products and industrial products in North America and Europe. Global markets these products through the distribution of mail order catalogs, a network of major account sales relationship marketing representatives and the Internet.


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and changes in shareholders' equity for the six months ended June 30, 1998. The December 31, 1997 consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1997 and for the period then ended. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1997

     Net sales for the quarter increased by $71.0 million or 27% to $330.5 million compared to $259.5 in the year ago quarter. The increase was attributable primarily to (i) the inclusion of $57 million of net sales from the Company's Midwest Micro subsidiary, acquired on September 30, 1997, (ii) increased sales from the Company's major account relationship marketing sales force which experienced close to a 100% sales increase over the year ago quarter and now accounts for 35% of total sales compared to 22% in the year ago quarter and (iii)an increase in average order value. Total orders increased to 907,000 compared to 856,000 in the year ago quarter. Catalogs mailed increased by 11% to 44 million compared to 40 million in the year ago quarter. Sales during the quarter attributable to North American operations increased 36% to $261.6 million compared to $191.9 million in the second quarter of 1997. European sales increased 2% to $68.8 million compared to $67.6 million in the year ago quarter. On a currency adjusted basis, European sales for the quarter increased 4%.

     Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $2.9 million or 5% to $67.1 million compared to $64.2 million in the year ago quarter. Gross profit as a percentage of net sales was 20.3% compared to 21.0% in the prior quarter and 24.7% in the year ago quarter. The change in the gross profit percentage from the year ago quarter was primarily due to the shift in the Company's overall product mix. This shift was attributable to significant increases in the sales of PCs, notebook computers and brand name products which generally have a lower gross profit percentage.

     Selling, general and administrative expenses for the quarter increased by $9.1 million or 20% to $55.4 million compared to $46.3 million in the second quarter of 1997. This increase was the result of the inclusion of Midwest Micro and the Company's continuing investment in its major account relationship marketing sales force principally in North America. This was partially offset by an increased level of vendor supported advertising and the overall leveraging of selling, general and administrative expenses over a larger sales base. As a result, selling, general and administrative expenses as a percentage of sales was 16.8% compared to 17.8% in the year ago quarter.

     Income from operations for the quarter decreased by $6.3 million or 35% to $11.6 million from $17.9 million in the year ago quarter. Income from operations as a percentage of net sales decreased to 3.5% from 6.9% in the year ago quarter. Income from North American operations decreased by 47% to $9.5 million from $17.7 million in the year ago quarter. Income from European operations increased to $2.2 million from a small profit in the year ago quarter.

     The effective tax rate for the second quarter of 1998 increased to 38.5% compared to 37.5% for the second quarter of 1997. The increase in the rate was due primarily to a higher anticipated proportion of U.S. income compared to the prior year.

     Net income for the quarter was $7.6 million, or $.20 per basic and diluted share, compared to $11.7 million, or $.31 per basic and diluted share in the second quarter of 1997.

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net sales increased by $155.8 million or 29% in the first six months of 1998 to $688.8 million compared to $533.0 for the first six months of 1997. The increase was attributable primarily to (i)the inclusion of $119 million of net sales from Midwest Micro (ii) increased sales from the Company's major account relationship marketing sales force which experienced over a 100% sales increase over last year and now accounts for 32% of total sales compared to 21% last year and (iii)an increase in average order value. Total orders increased 8% to 1,936,000 compared to 1,795,000 in first six months of 1997. Catalogs mailed increased by 10% to 91 million compared to 83 million in the first six months of 1997. Sales for the first six months of 1998 attributable to North American operations increased 37% to $540.6 million compared to $395.0 million in the first six months of 1997. European sales increased 7% to $148.2 million compared to $138.0 million in the first six months of 1997. On a currency adjusted basis, European sales for the first six months of 1998 increased 12%.

     Gross profit, which consists of net sales less product and certain shipping and distribution center costs, increased by $8.9 million or 7% to $142.4 million for the first six months of 1998 compared to $133.6 million for the first six months of 1997. Gross profit as a percentage of net sales was 20.7% for the first six months of 1998 compared to 25.1% in first six months of 1997. The change in the gross profit percentage from last year was primarily due to the shift in the Company's overall product mix. This shift was attributable to large increases in the sales of PCs, notebook computers and brand name products which generally have a lower gross profit percentage.

     Selling, general and administrative expenses for the first six months of 1998 increased by $13.7 million or 14% to $110.7 million compared to $97.1 million for the first six months of 1997. This increase was the result of the inclusion of Midwest Micro and the Company's continuing investment in its major account sales force principally in North America. This was partially offset by an increased level of vendor supported advertising and the overall leveraging of selling, general and administrative expenses over a larger sales base. As a result, selling, general and administrative expenses as a percentage of sales was 16.1% compared to 18.2% for the first six months of 1997.

     Income from operations for the first six months of 1998 decreased by $4.8 million or 13% to $31.7 million from $36.5 million for the first six months of 1997. Income from operations as a percentage of net sales decreased to 4.6% from 6.9% for the first six months of 1997. Income from North American operations decreased by 29% to $25.8 million from $36.3 million for the first six months of 1997. Income from European operations increased to $5.9 million from a small profit for the first six months of 1997.

     The effective tax rate for the first six months of 1998 increased to 38.5% compared to 37.5% for the first six months of 1997. The increase in the rate was due primarily to a higher anticipated proportion of U.S. income compared to the prior year.

     Net income for the first six months of 1998 was $20.5 million, or $.54 per basic and diluted share, compared to $23.8 million, or $.63 per basic share and $.62 per diluted share for the first six months of 1997.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs are to fund the working capital requirements necessitated by its sales growth, investments in property, equipment and information technology, purchase of the Company's stock and acquisitions. The Company's primary sources of financing have been cash from operations, equity offerings, and, to a lesser extent, bank borrowings. For the quarter ended June 30, 1998, the Company generated free cash flow of $13.5 million compared to $0.9 million for the year ago quarter, which was a result of improved inventory and other asset management. Free cash flow is defined as cash generated from operating activities net of additions to property and equipment.

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

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:
     (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates,
     (iii) the operation of the Company's management information systems including the costs and effects associated with the year 2000 date change problem, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks due to shifts in market demand and/or price erosion of owned inventory, (xi) borrowing costs, (xii) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xiii) pending or threatened litigation and investigations and (xiv) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

     The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect Global's sales (as expressed in U.S. dollars), gross margins, operating expenses and retained earnings. The Company engages in hedging programs aimed at limiting in part the impact of certain currency fluctuations. Using primarily forward exchange and foreign currency option contracts, Global, from time to time, hedges certain of its assets that, when remeasured according to generally accepted accounting principles, may impact the Statement of Consolidated Income. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales forecasts, volatility of the currency markets, availability of hedging instruments and the credit-worthiness of the parties which have entered into such contracts with the Company. All currency contracts that are entered into by Global are for the sole purpose of hedging currency exposures, not for speculative or trading purposes. In spite of Global's hedging efforts to reduce the effect of changes in exchange rates against the U.S. dollar, the Company's sales or costs could still be adversely affected by changes in those exchange rates.

     As of June 30, 1998, the Company did not have any material forward exchange or option contracts outstanding.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The Company's Annual Meeting of Stockholders was held on May 12, 1998. At the meeting, (i) six persons were elected as directors of the Company and
     (ii) the appointment of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1998 was ratified.

     The number of votes cast for, against or withheld and the number of non-votes for each of the above-listed matters is as follows:

                                FOR          WITHHELD     AGAINST      NON-VOTE

Election of Directors
(by nominee):
  Richard Leeds                35,779.351     268,050
  Bruce Leeds                  35,779,349     268,052
  Robert Leeds                 35,779,349     268,052
  Robert Dooley                33,778,398     269,003
  Robert Rosenthal             35,758,898     268,503
  Stacy Dick                   35,758,998     288,403
Ratification of Auditors
  Appointment                  36,312,286                   4,396        5,631

ITEM 5. OTHER INFORMATION.

     On July 22, 1998 the Board of Directors authorized the Company to purchase an additional 1,000,000 common shares of stock under the Company's stock buyback plan, bringing the total number of shares authorized for purchase under the plan to 2,350,000 common shares. The Company has been periodically purchasing its shares in the open market. As of August 11, 1998 a total of 1,348,700 shares have been purchased.

ITEM 6.  EXHIBITS.

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

             27      Financial Data Schedule.

            (b)      Reports on Form 8-K.

                     No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GLOBAL DIRECTMAIL CORP


     Date: August 12, 1998              By: /S/ RICHARD LEEDS
                                            Richard Leeds
                                            Chairman and Chief Executive Officer


                                        By: /S/ STEVEN GOLDSCHEIN
                                            Steven Goldschein
                                            Senior Vice President and
                                            Chief Financial Officer