Form 10-Q
period 1998-09-30
GLOBAL DIRECTMAIL CORP
filed 1998-11-13
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

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

                                 [X] Yes [ ] No

The number of shares outstanding of the registrant's Common Stock as of November 12, 1998 was 36,128,090.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL DIRECTMAIL CORP
Condensed Consolidated Balance Sheets
(IN THOUSANDS)

                                                September 30,    December 31,
                                                   1998             1997
                                                (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $  34,420       $   43,432
 Short-term investments                              7,524            9,017
 Accounts receivable - net                         148,996          132,741
 Inventories                                       111,878          102,599
 Prepaid expenses and other current assets          37,606           25,541
                                                 ---------       ----------

         Total current assets                      340,424          313,330

PROPERTY, PLANT AND EQUIPMENT - net                 32,852           29,401

GOODWILL - net                                      58,225           53,258

OTHER ASSETS                                         4,680            3,756
                                                 ---------       ----------

                                                 $ 436,181       $  399,745
                                                 =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses           $ 154,883       $  125,562
 Current portion of long-term debt                    -                  12
                                                 ---------       ----------

         Total current liabilities                 154,883          125,574
                                                 ---------       ----------

LONG-TERM DEBT                                       5,464            1,972
                                                 ---------       ----------



SHAREHOLDERS' EQUITY:
 Preferred shares                                      -               -
 Common shares - par value $0.01:
  38,231,990  shares issued                            382              382
 Additional paid-in capital                        176,743          176,743
 Treasury stock -  2,103,900 shares                (28,604)            -
 Retained earnings                                 127,249           97,204
 Cumulative translation adjustment                      64           (2,130)
                                                 ---------        ----------
         Total shareholders' equity                275,834          272,199
                                                 ---------        ----------

                                                 $ 436,181       $  399,745
                                                 =========       ===========
See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
Condensed Consolidated Statements of Income
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          Three Months Ended                             Nine Months Ended
                                             SEPTEMBER 30,                                  SEPTEMBER 30,
                                       -----------------------------------        ---------------------------------
                                         1998         1997                          1998            1997
                                         ----         ----                          ----            ----
                                             (Unaudited)                                 (Unaudited)

NET SALES                            $  359,771     $  259,661                    $1,048,581      $ 792,683

COST OF SALES                           288,167        202,372                       834,552        601,820
                                     ----------     ----------                    ----------      ---------

GROSS PROFIT                             71,604         57,289                       214,029        190,863

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                56,024         54,750                       166,745        151,807
                                       --------     ----------                    ----------    -----------

INCOME FROM OPERATIONS                   15,580          2,539                        47,284         39,056

INTEREST AND OTHER INCOME                   624            878                         2,227          2,366
                                       --------     ----------                    ----------    -----------
INCOME BEFORE INCOME TAXES               16,204          3,417                        49,511         41,422

PROVISION FOR INCOME TAXES                6,643          1,281                        19,466         15,533
                                      ---------     ----------                    ----------    -----------

NET INCOME                             $  9,561     $    2,136                    $   30,045    $    25,889
                                      =========     ==========                    ==========    ===========

Net income per common share:
      Basic                           $    .26      $     .06                     $     .80     $      .68
                                      =========     ==========                    ==========    ===========
      Diluted                         $    .26      $     .06                     $     .80     $      . 68
                                      =========     ==========                    ==========    ============
Common and common equivalent shares:
      Basic                              36,690         37,857                        37,674          37,857
                                      =========     ==========                    ==========     ===========
      Diluted                            36,690         38,121                        37,678          38,181
                                      =========     ==========                    ==========     ===========


See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
Condensed Statement of Consolidated Shareholders' Equity
(IN THOUSANDS) (UNAUDITED)


                                                        Additional                                     Cumulative       Treasury
                                           Common        Paid-in                       Retained        Translation       Stock
                                           SHARES        CAPITAL                       EARNINGS        ADJUSTMENT       AT COST



BALANCES, DECEMBER 31, 1997                $  382        $176,743                      $ 97,204          $(2,130)            -

Purchase of shares for treasury                                                                                           (28,604)

Difference arising from translation
 of foreign statements                                                                                     2,194

Net income                                                                               30,045
                                           ------        --------                      --------         --------       -----------
BALANCES, SEPTEMBER 30, 1998               $  382        $176,743                      $127,249          $    64       $  (28,604)
                                           ======        ========                      ========         =========      ===========


See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
Condensed Statements of Consolidated Cash Flows
(IN THOUSANDS)


                                                                                          NINE-MONTH PERIOD
                                                                                          ENDED SEPTEMBER 30,
                                                                                           1998        1997
                                                                                          ------      -----
                                                                                               (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                                           $  30,045    $  25,889
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization - net                                                    5,669        3,769
   Charges associated with the impairment of certain long lived assets                      -          8,773
   Provision for returns and doubtful accounts                                            4,472        2,017
 Changes in certain assets and liabilities:
   Accounts receivable                                                                  (17,435)     (10,284)
   Inventories                                                                           (7,210)      10,431
   Prepaid expenses and other current assets                                            (12,203)        (636)
   Accounts payable and accrued expenses                                                 25,518      (11,339)
                                                                                       ---------    ---------

            Net cash provided by operating activities                                    28,856       28,620
                                                                                       --------     --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Net change in short-term instruments                                                     1,493       16,997
 Acquisition of net assets of businesses acquired                                        (5,942)     (36,741)
 Investment in property, plant and equipment                                             (7,985)      (7,021)
                                                                                      ----------    ---------
            Net cash (used in)  provided by investing activities                        (12,434)     (26,765)
                                                                                      ----------    ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
 Borrowings of long term debt                                                             3,336
 Net repayment of short term bank debt                                                     -            (468)
 Purchase of treasury shares                                                            (28,604)
 Other                                                                                     -               2
                                                                                       ---------    ---------

            Net cash used in financing activities                                       (25,268)        (466)
                                                                                       ---------   ----------

EFFECTS OF EXCHANGE RATES ON CASH                                                          (166)         618
                                                                                       ---------   ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (9,012)       2,007

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          43,432       35,211
                                                                                       ---------   ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $ 34,420     $ 37,218
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997 and changes in shareholders' equity for the nine months ended September 30, 1998. The December 31, 1997 consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1997 and for the period then ended. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

        Net sales for the quarter increased by $100.1 million or 39% to $359.8 million compared to $259.7 in the year ago quarter. The increase was attributable primarily to (i) net sales of $66 million from the Company's Midwest Micro subsidiary, acquired on September 30, 1997, (ii) increased sales from the Company's major account relationship marketing sales force which was responsible for a sales increase of 84% over the year ago quarter and (iii) an increase in average order value. In addition, prior year sales were negatively impacted by the UPS labor action. Catalogs mailed increased by 15% to 43 million compared to 37 million in the year ago quarter. The total number of orders increased to 920,000 compared to 798,000 in the year ago quarter. Sales during the quarter attributable to North American operations increased 43% to $287.6 million compared to $200.8 million in the third quarter of 1997. European sales increased 23% to $72.2 million compared to $58.9 million in the year ago quarter. On a currency adjusted basis, European sales for the quarter increased 19%.

        Gross profit increased by $14.3 million or 25% to $71.6 million compared to $57.3 million in the year ago quarter. Gross profit as a percentage of net sales was 19.9% compared to 20.3% in the prior quarter and 22.1% in the year ago quarter. The change in the gross profit percentage from the year ago quarter was primarily due to the shift in the Company's overall product mix. This shift was attributable to significant increases in the sales of PCs, notebook computers and brand name products which generally have a lower gross profit percentage.

        Selling, general and administrative expenses for the quarter increased by $1.3 million or 2.3% to $56.0 million compared to $54.8 million in the third quarter of 1997. This increase was the result of the inclusion of the Company's Midwest Micro subsidiary, acquired on September 30, 1997, and the Company's continuing investment in its major account relationship marketing sales force, principally in North America. This was partially offset by an increased level of vendor supported advertising, the implementation of cost containment measures and the overall leveraging of selling, general and administrative expenses over a larger sales base. Selling, general and administrative expenses for the third quarter of 1997 included one time charges of $9.8 million associated with the impairment of certain long lived assets. As a result, selling, general and administrative expenses as a percentage of sales declined to 15.6% from 21.1% in the year ago quarter.

        Income from operations for the quarter increased by $13.1 million to $15.6 million from $2.5 million in the year ago quarter, which includes the negative effect of the one time charge noted above. Excluding this charge, operating income increased 27%. Income from operations as a percentage of net sales was 4.3% compared to 1.0% in the year ago quarter (4.7% excluding the effect of the aforementioned charge).

        The effective tax rate for the third quarter of 1998 increased to 41.0% compared to 37.5% for the second quarter of 1997. The increase in the rate was due primarily to a higher anticipated proportion of U.S. income compared to the prior year.

        Net income for the quarter was $9.6 million, or $.26 per basic and diluted share, compared to $2.1 million, or $.06 per basic and diluted share in the third quarter of 1997.

        NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

        Net sales increased by $255.9 million or 32% in the first nine months of 1998 to over $1 billion compared to $793 million for the first nine months of 1997. The increase was attributable primarily to (i)the inclusion of $185 million of net sales from Midwest Micro (ii) increased sales from the Company's major account relationship marketing sales force which was responsible for a sales increase of 97% over last year and now accounts for 33% of total sales compared to 22% last year and
        (iii) an increase in average order value. Catalogs mailed increased by 10% to 134 million compared to 120 million in the first nine months of 1997. Total orders increased 10% to 2,856,000 compared to 2,593,000 in first nine months of 1997. Sales for the first nine months of 1998 attributable to North American operations increased 39% to $828.2 million compared to $595.8 million in the first nine months of 1997. European sales increased 12% to $220.4 million compared to $196.9 million in the first nine months of 1997. On a currency adjusted basis, European sales for the first nine months of 1998 increased 14%.

        Gross profit increased by $23.2 million or 12% to $214 million for the first nine months of 1998 compared to $190.9 million for the first nine months of 1997. Gross profit as a percentage of net sales was 20.4% for the first nine months of 1998 compared to 24.1% in first nine months of 1997. The change in the gross profit percentage from last year was primarily due to the shift in the Company's overall product mix. This shift was attributable to large increases in the sales of PCs, notebook computers and brand name products which generally have a lower gross profit percentage.

        Selling, general and administrative expenses for the first nine months of 1998 increased by $14.9 million or 10% to $166.7 million compared to $151.8 million for the first nine months of 1997. This increase was the result of the inclusion of Midwest Micro and the Company's continuing investment in its major account sales force, principally in North America. This was partially offset by an increased level of vendor supported advertising, the implementation of cost containment measures and the overall leveraging of selling, general and administrative expenses over a larger sales base. Selling, general and administrative expenses for the first nine months of 1997 included one time charges of $9.8 million associated with the impairment of certain long lived assets. As a result, selling, general and administrative expenses as a percentage of sales declined to 15.9% from 19.2% for the first nine months of 1997.

        Income from operations for the first nine months of 1998 increased by $8.2 million or to $47.3 million from $39.1 million for the first nine months of 1997, which includes the negative effect of the one time charges noted above. Excluding this charge, operating income decreased 3%. Income from operations as a percentage of net sales was 4.5% compared to 4.9% in the year ago period (6.2% excluding the effect of the aforementioned charge).

        The effective tax rate for the first nine months of 1998 increased to 39.3% compared to 37.5% for the first nine months of 1997. The increase in the rate was due primarily to a higher anticipated proportion of U.S. income compared to the prior year.

        Net income for the first nine months of 1998 was $30.0 million, or $.80 per basic and diluted share, compared to $25.9 million, or $.68 per basic and diluted share for the first nine months of 1997.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital needs are to finance working capital for sales growth and investments in property, equipment and information technology. Strong cash flow continued to finance the Company's working capital and capital expenditure needs. Cash provided by operations for the nine months was $28.9 million, up 1% from the prior year, which was the result of increased net income offset by higher working capital required to support the Company's growth strategy. Excess funds generated were used for acquisitions and for stock repurchases. The Company also has access to adequate funds from short-term and long-term borrowing capabilities.

        YEAR 2000 COMPLIANCE

        The Company is in the process of analyzing and addressing what is known as the year 2000 (or "Y2K") issue. Based on current information, the Company believes that it will be year 2000 compliant in a timely manner and the cost of achieving such compliance will not have a materially adverse effect on the Company's results of operations or financial condition. As noted in the following discussion, however, there are multiple variables in determining whether full Y2K compliance can be achieved, many of which are dependent on efforts of third parties.

        BACKGROUND.

        This issue has arisen because many existing computer programs use only two digits instead of four (E.G., "98" instead of "1998") to identify a year in the data field. This is a holdover from the days when businesses first started using computers and electronic memory was limited and storage was expensive. These programs were designed and developed without considering the impact of the upcoming change in the century. Accordingly, some computers can not determine if the reference to the year "02" means 2002 or 1902. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or even systems failures. The Company could be affected by this problem both as a user of computers and as a direct marketer and retail vendor of PCs and computer related products (including private label PCs assembled by its Midwest Micro subsidiary).

        In 1998 the Company established a Year 2000 Team to assess the Company's Y2K compliance situation. This team consists of the Company's Chief Financial Officer, Chief Information Officer, Controller, General Counsel and a representative from the Company's management information system (MIS) department.

        INTERNAL SYSTEMS

        The Company's Y2K Team has established a plan to have all of the Company's computer and computer- dependent systems tested and, if necessary, modified or replaced to ensure Y2K compliance. A target date of July 1, 1999 has been fixed for such compliance. The Company believes at this time that it should be able to meet such target date. Each of the Company's computers and computer dependent systems has been or is being analyzed to assess what would be the impact on the Company if the system becomes materially impaired due to Y2K non-compliance. The Company is nearing completion of this assessment phase.

        While the Company utilizes numerous customized software programs, many of them are similar to each other. Accordingly, if a fix is necessary for one program, it is expected that the same or similar remedy can be used on other similar programs. Each system is being placed in one of three categories, based on the level of risk to the Company - Level I (catastrophic risk), Level II (critical risk) and Level III (sustainable risk). The Company is now in the process of doing live tests of the Level I and Level II systems to ascertain anticipated Y2K compliance.

        Based on its analysis to-date, the Company believes that all of its internal computer systems (hardware, system software and applications software) and computer-dependent systems, including technology embedded in the Company's machinery and other equipment to the extent that it is date sensitive, are currently Y2K compliant or will, through the replacement or modification of existing hardware and software, be made Y2K complaint in a timely manner. The Company has not retained any outside service provider to conduct independent verification of the Company's compliance status and does not at this time intend to hire any such service provider but is utilizing a third-party software program to test and assess anticipated compliance.

        The Company is currently in the process of contacting its key vendors and service providers to ascertain their Y2K compliance to the extent that their problems could affect the Company's internal systems or other aspects of the Company's business. The Company expects to have completed that process by June 1999.

        The Company at this time cannot make any prediction as to the degree of compliance by such vendors and service providers or the consequence to the Company of any noncompliance. As a direct marketer of products, the Company is particularly dependent on the ability of telecommunications, shipping and credit card companies to provide services and any difficulties with such service providers could have a material adverse impact on the Company.

        Similar issues will be faced with the Company's banks and payroll services, as well as other vendors. Any serious Y2K problems which significant vendors and service providers encounter could materially adversely impact the Company. Since the Company's customer base is diverse and no one customer accounts for a significant portion of the Company's business, the Company does not at this time believe that it is necessary to query customers on their Y2K compliance status.

        While the Company believes that the efforts which it has taken and plans to take should be sufficient to identify and correct any Y2K problems before December 31, 1999, there can be no assurance that the Company will be fully Y2K complaint in a timely manner.

        PRODUCTS SOLD

        The Company began assembling its own private label PC hardware systems following the acquisition of its Midwest Micro subsidiary on September 30, 1997. Prior to this time the Company only sold private label PC systems assembled by contracted third party-manufacturers. The Company believes that all of the private label PC hardware systems it sells, including those it assembles itself, are Y2K complaint. All PC hardware systems assembled by the Company on or after January 1, 1998 have been certified to be Y2K compliant by the National Software Testing Lab
        (NSTL), an independent testing lab.

        The Company is in the process of questioning its vendors as to the Y2K compliance status of the brand name (i.e. third party-manufactured) hardware and software products it sells. Accordingly, the Company cannot be certain at this time, and does not warrant to its customers, that the brand name computer hardware and software it currently sells is Y2K compliant. This includes the brand name software that is pre-loaded onto the private label PCs the Company sells. While the Company believes that the liability for any Y2K failure of any computer hardware or software the Company sells rests with the manufacturer of such products or components, and it understands that most of the major manufacturers have "fixes" available for certain older products which have Y2K problems, it is possible that purchasers from the Company may make claims against the Company for alleged Y2K problems with respect to products sold by the Company and there can be no assurance that the Company would be successful in having any such liability be borne by its vendors.

        FINANCIAL RAMIFICATION

        The Company preliminarily estimates that the costs of achieving Y2K compliance, including costs of personnel devoting significant effort on Y2K matters, will be approximately $500,000. The costs associated with any new computers or computer programs which are year 2000 compliant have been and will be capitalized and amortized over the computer's and/or software's expected useful life. Any system modification or maintenance costs necessary to make the Company's existing computer programs Y2K compliant have been and will be expensed as incurred. The expenses incurred to-date to achieve year 2000 compliance have not had a material impact on the Company's results of operations or financial condition. Based on the Company's current status of internal Y2K compliance review and other preliminary information, the Company does not anticipate that expenses yet to be incurred to achieve year 2000 compliance will have a material impact on the Company's results of operations or financial condition or that its business will be adversely affected by the Y2K issue in any material respect.

        Nevertheless, achieving Y2K compliance is dependent on multiple factors, many of which are not within the Company's sole control. Should one or more of the internal systems of the Company or the Company's key vendors exhibit significant Y2K problems or if any of the products which the Company sells which are stil under warranty are Y2K deficient, the Company's business and its results of operations could be materially adversely affected.

        The Company may see an increase in warranty claims related to the Y2K issue. The Company's standard limited warranty period for the PC systems it assembles ranges from one to five years from the date of first purchase, depending upon the system purchased and the particular component part warranted. The Company does not make any separate warranty on brand name products it sells, instead passing on the manufacturer's warranty. The Company can not at this time assess the level of Y2K-related warranty claims it may receive regarding its products. A significant level of warranty claims relating to the Y2K issue could have a materially adverse impact on the Company's future results.

        RISKS

        Until it has completed its Y2K assessment, and attempted to fix any problems which such assessment may disclose, the Company can not be in a position to determine what would be its most reasonably likely worst case Y2K scenario or any plan for handling such scenario. The Company has not devised any back-up plans should it suffer any internal Y2K problems or should any of its vendors' Y2K problems affect the Company. After completion of its Y2K assessment, including a review of queries sent to such vendors, the Company will assess the need for any contingency plans.

        The failure to correct a material Y2K problem could result in an interruption of, or inability to perform in a timely fashion, a necessary business activity or operation. Such failures could materially adversely affect the Company's results of operations, liquidity and/or financial condition. Because of the general uncertainty which companies generally face regarding the Year 2000 issue, in part due to actions of third- parties which could affect a company's compliance, it is not possible to determine at this time whether any actual failures will have a material adverse impact on the Company.

        The foregoing discussion contains forward-looking statements which should be read in conjunction with the discussion entitled FORWARD LOOKING STATEMENTS set forth below.

        IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

        The Company has extensive operations in certain European countries, including France, Germany, Italy, the Netherlands, Spain, Sweden and United Kingdom. It also sells to additional countries in Europe. For the most recently completed fiscal year, approximately 24% of the Company's net sales were in Europe. With the exception of Sweden and the United Kingdom, all of the countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The adoption of such common currency will be phased in over a three-year period starting in January 1999. During such phase-in period, both the Euro and the historical currency of a country will be valid, although new Euro-denominated currency will not be issued until 2002. Each member-country will decide when its legacy currency will cease to be legal tender, which will occur during the period January 1 through June 30, 2002. Until the introduction of Euro-denominated currency, the paying party will have the option to decide whether to pay in the legacy currency or in Euros converted to the legacy currency.

        Among other possible economic implications, it is expected that the adoption of a common currency will lead to greater price transparency and thereby increased competition within the common currency zone. For instance, with a single currency applicable to the entire region, consumers may be able to more easily discern differences in price for the Company's products between different countries and modify their buying practices accordingly. This may require adjustments in the Company's marketing and pricing strategies. The Company will still use national catalogs, in the appropriate language, after the introduction of the Euro. Whether any such price differentials will lead to significant changes in purchasing practices by the Company's customers depends on other factors as well, such as convenience, language-related matters and other factors which may determine where a consumer will purchase products. The Company is not able at this time to gauge whether the likelihood of increased competition arising from the introduction of the Euro would have any significant long-term adverse impact on the pricing for the Company's products.

        The adoption of a common currency may require a significant modification to the Company's accounting systems. Among other things, it will be necessary to operate in each country with dual currencies until the three year phase-in-period has passed. Management believes, however, that any necessary changes can be rapidly and inexpensively implemented using "off-the-shelf" systems if the Company's internal systems are not sufficient.

        The Company does not believe that the adoption of a common currency will give any parties to material contracts with the Company the right to terminate or modify such contracts on the grounds of "frustration," "impossibility" or "impracticability."

        Other risks associated with such currency conversion include possible currency exchange and tax risks, neither of which the Company believes will have a significant affect.

        While the Company does not at this time anticipate that the adoption of the Euro and any resulting changes in European economic and market conditions will have any material adverse impact on the Company or its European business, its analysis of this issue has only commenced recently and the Company has not yet fully evaluated the implications of the Euro's adoption. The Company has not adopted, nor is it at this time contemplating the adoption of, any contingency plans regarding this issue.

        The foregoing discussion contains forward-looking statements which should be read in conjunction with the discussion entitled FORWARD LOOKING STATEMENTS set forth below.

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

        Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company's management information systems including the costs and effects associated with the year 2000 date change problem, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars and the adoption of the Euro, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks due to shifts in market demand and/or price erosion of owned inventory, (xi) borrowing costs, (xii) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xiii) pending or threatened litigation and investigations and (xiv) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

        As of September 30, 1998, the Company did not have any material forward exchange or option contracts outstanding.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

        On October 20, 1998 the Board of Directors authorized the Company to purchase an additional 2,000,000 common shares of Company stock under the Company's stock buyback plan, bringing the total number of shares authorized for purchase under the plan to 4,350,000 common shares. The Company has been periodically purchasing its shares in the open market. As of November 12, 1998 a total of 2,103,900 shares have been purchased.

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

        10.1 Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone-Miami Property Holding Corp (New Miami facility).

        27      Financial Data Schedule.

        (b)     Reports on Form 8-K.
                No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GLOBAL DIRECTMAIL CORP



Date:  November 12, 1998            By:                      /S/ RICHARD LEEDS
                                        --------------------------------------
                                        Richard Leeds
                                        Chairman and Chief Executive Officer




                                    By:                  /S/ STEVEN GOLDSCHEIN
                                        --------------------------------------
                                        Steven Goldschein
                                        Senior Vice President and
                                        Chief Financial Officer