Form 10-K
period 1998-12-31
GLOBAL DIRECTMAIL CORP
filed 1999-03-29
CIK 945114

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                  NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                        WHICH REGISTERED
       -------------------                        ------------------------
 Common Stock, par value $ .01 per share          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999 was approximately $142,834,000. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

     The number of shares outstanding of the registrant's common stock, as of March 5, 1999, was 36,089,995 shares.

     Documents incorporated by reference: The definitive Proxy Statement of Global DirectMail Corp relating to the 1999 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS
Part I
  Item 1. Business............................................................1
              General.........................................................1
              Recent Developments.............................................2
              Products........................................................2
              Sales and Marketing.............................................3
              Distribution Centers............................................5
              Suppliers.......................................................6
              Management Information Systems..................................6
              Research and Development........................................7
              Competition.....................................................7
              Employees.......................................................9
              Environmental Matters...........................................9
              Financial Information About Foreign and Domestic Operations.....9
  Item 2.   Properties.......................................................10
  Item 3.   Legal Proceedings................................................11
  Item 4.   Submission of Matters to a Vote of Security Holders..............11

Part II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters............................................11
  Item 6.   Selected Financial Data..........................................12
  Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................14
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......22
  Item 8.   Financial Statements and Supplementary Data .....................22
  Item 9.   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure.......................................22

Part III
  Item 10.  Directors and Executive Officers of the Registrant...............22
  Item 11.  Executive Compensation...........................................22
  Item 12.  Security Ownership of Certain Beneficial
               Owners and Management.........................................22
  Item 13.  Certain Relationships and Related Transactions...................23

Part IV
  Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.......................................23

           Signatures........................................................26

                                     PART I

     UNLESS OTHERWISE INDICATED, ALL REFERENCES HEREIN TO "GLOBAL DIRECTMAIL CORP" ("GLOBAL" OR THE "COMPANY") INCLUDE ITS SUBSIDIARIES.

ITEM 1. BUSINESS.

GENERAL

     Global is a direct marketer of both private label and brand name personal desktop computers ("PCs"), notebook computers, computer related products, office products and industrial products in North America and Europe. The Company also assembles its own PCs, primarily on a "build to order" basis, and sells them under the trademarks MIDWEST MICRO(R), SYSTEMAX(TM), Tiger(R) AND Ultra(TM). The Company features a broad selection of products, extensive customer service and prompt order fulfillment. Global has grown rapidly as a result of internal growth and strategic acquisitions while maintaining a high level of profitability. The Company's net sales have increased at a compound annual growth rate of 31% to $1.44 billion in 1998 from $484.2 million in 1994. During this same period, income from operations increased at a compound annual growth rate of 15% from $36.2 million to $64.3 million. Computers and computer related products accounted for 84% of the Company's net sales in 1998.

     Global markets its products through an integrated system of distinctively branded, full color direct mail catalogs, proprietary "e-commerce" Internet sites and personalized "relationship marketing" to business customers. The Company targets individuals at major account customers (more than 1,000 employees), mid-sized customers (20 to 1,000 employees), small office/home office customers ("SOHO") and value added resellers ("VARs"). VARs select, install and maintain PCs and networks for business customers who do not have their own computer technicians. The Company's portfolio of catalogs includes such established brand names as GLOBAL(TM), MISCO(R), HCS GLOBAL(TM), HCS MISCO(TM), ArrowStar(TM), DARTEK(R), POWER UP!(R), TIGER(R), 06(TM), MIDWEST MICRO(TM) and Infotel(TM). Catalog mailings increased from approximately 98 million catalogs comprising 18 different titles in 1993 to approximately 179 million catalogs comprising 44 different titles in 1998. The Company currently has 18 e-commerce web sites and in 1998 generated over $28 million in unassisted Internet sales. At December 31, 1998, the Company had 1.8 million "active" customers (defined as individuals who have purchased from the Company within the preceeding 12 months) and combined customer and prospect files of more than 45 million names.

     The Company operates in nine locations in North America. The Company's North American operations accounted for 78% of net sales in 1998. For some of the Company's operations, certain functions, such as merchandising, marketing, purchasing and information systems, are performed centrally.

     European operations, which represented 22% of net sales for 1998, are generated from eight sales and distribution centers located across Europe: one each in England, Scotland, France, Germany, Italy, Spain, the Netherlands and Sweden.

     Most of the Company's products are carried in stock, and orders for such products are fulfilled directly from the Company's distribution centers, typically on the day the order was received. The strategic location of the Company's distribution centers allows next day or second day delivery via low cost ground carriers throughout the United States, Canada and Western Europe. The strategic locations in Europe have enabled the Company to market into four additional countries with limited incremental investment. The Company also maintains relationships with a number of distributors that deliver products directly to customers.

RECENT DEVELOPMENTS

     ACQUISITIONS

     During the first quarter of 1998, the Company acquired the net assets of Zachary Software Inc., a direct marketer of computer software in the United States. At the end of the third quarter the Company acquired Dabus Dataprodukter AB, a Swedish direct marketer of computers and computer related products. With the acquisition of Dabus, the Company markets to 12 European countries. In February 1999 the Company acquired Simply Computers Limited ("Simply") of London, England. Simply is a privately held computer products and Internet marketer which also assembles private label PCs. Simply had approximately $100 million in total net sales in 1998 including $20 million in Internet sales. See Footnotes 2 and 10 to the Consolidated Financial Statements.

     EZBID

     In September 1998 the Company formed a new subsidiary, EZBid, Inc. EZBid sells PC's, PC accessories, software, data com products, and consumer products through an Internet auction site located at WWW.EZBID.COM. The EZBid.com site gives shoppers the opportunity to purchase limited quantity, new and refurbished merchandise by bidding through the Internet. New merchandise is added to the site daily. When an auction is in progress, shoppers are notified by e-mail when they have been out-bid, allowing them to return to the site to bid again, until the auction closes.

PRODUCTS

     In positioning itself as a "corporate supplier", the Company has consistently expanded the breadth of its product offerings in order to fulfill an increasingly wide range of business product needs. In total, Global offers over 40,000 brand name and private label products.

     Computer sales include a wide array of private label PCs complimented with offerings of popular brand named PCs and notebook computers. The Company's computer related products include: supplies such as laser printer toner cartridges, ink jet printer cartridges, and paper; media such as floppy disks and magnetic tape cartridges; peripherals such as hard disk drives, printers and scanners; memory upgrades; data communication and networking equipment; ergonomic accessories such as adjustable monitor support arms and anti-glare screens; and packaged software.

     The Company's industrial product lines focus primarily on storage equipment such as metal shelving, bins, lockers, light material handling equipment such as hand carts and hand trucks and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items. Office products include furniture, chairs, small office machines and related supplies. The table below summarizes the Company's mix of sales by product category:


  PRODUCT TYPE - YEAR ENDED DECEMBER 31 (PERCENTAGE OF TOTAL  SALES)
                                                        1998     1997    1996
                                                        ----     ----    ----
  Computer and Computer Related Products  ...........    84%      80%     75%
  Industrial Products and Office Products............    16       20      25
                                                         --       --      --
  Total .............................................   100%     100%    100%
                                                        ===      ===     ===

     Historically, the Company focused primarily on non-branded or private label products. In 1993 the Company expanded its offerings of brand name computer related products, including peripherals, data communications and networking equipment, software and supplies. In 1995 the Company further expanded its offering of brand name products to include notebooks, desktops and servers. In addition, in 1997 the Company entered the "build to order" PC market through the acquisition of Infotel, Inc. (now Midwest Micro Corp.). In 1998 the Company focused its efforts on the expansion of its "build to order" PC business by substantially increasing its PC assembly capacity at Midwest Micro's facility. These strategies have impacted the Company's overall gross profit margin percentages as sales of PCs typically have lower gross profit margin percentages than many of the Company's other products. A significant amount of this decrease in gross profit margin has been offset by reduced catalog production costs resulting from increased levels of vendor supported advertising, improved catalog management, and increased cost efficiencies.

SALES AND MARKETING

     Global has established an integrated three-prong system of direct marketing designed to maximize sales. The Company's traditional method of frequent catalog mailings generating inbound telephone sales has been complemented by more personalized "relationship marketing" to larger business customers and the availability of interactive Company web sites which allow customers to purchase products directly over the Internet. The Company believes that the integration of these marketing methods will enable it to more thoroughly penetrate the customer base. Increased Internet exposure, for example, should lead not only to more Internet sales but can also generate more inbound telephone sales; and catalog mailings which feature the Company's web sites can result in greater Internet sales.

     CATALOGS

     The Company produces a total of 44 "full-line" and targeted specialty catalogs under distinct titles. "Full-line" computer product catalogs offer products such as PCs and hardware, peripherals, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. "Full-line" industrial products catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. Global mails multiple catalogs to many individuals at each location, providing the Company with multiple points-of-entry into a business location. Once a prospect purchases a particular product, however, the Company's customers have exhibited strong brand loyalty resulting in limited customer overlap among the Company's various catalog brands. This multiple brand strategy, with the accompanying customer exposure to the Company's products, is a crucial factor in the Company's strategy to increase sales volume through broader market coverage and improve the productivity of its customer file through more focused marketing.

     During 1998, the Company distributed approximately 179 million catalogs of which approximately 144 million catalogs were mailed in North America and approximately 35 million catalogs were distributed in Europe. At December 31, 1998, the Company had 1.8 million "active" customers (defined as individuals who have purchased from the Company within the preceding 12 months).

     In its mailings, the Company seeks to maximize the response rates of its catalogs. The Company calculates response rate as the total number of orders entered for the period divided by total catalogs mailed for the same period. The following table shows the approximate number of catalogs distributed by the Company and the catalog response rates:

     CATALOGS DISTRIBUTED
      (IN MILLIONS EXCEPT RESPONSE RATES)          1998       1997        1996
      -----------------------------------          ----       ----        ----
     North America..............................    144        125        120
     Europe.....................................     35         37         40
                                                     --         --         --
     Total......................................    179        162        160
                                                    ===        ===        ===

     Response rates.............................    2.14%      2.18%      2.12%

     The Company's in-house staff designs all of the Company's catalogs. Catalog paper is purchased from various sources and has historically been subject to price fluctuations. The printing of the catalogs is done by third parties under fixed pricing arrangements. In-house catalog production helps reduce overall catalog expense and shortens catalog production time. This allows the Company the flexibility to alter its product offerings and pricing and to refine its catalog formats more quickly.


     INBOUND SALES

     Global's catalogs generate calls to the inbound sales group. Sales representatives use the capabilities of the Company's systems to fulfill orders and explore additional customer product needs. Each sales representative has immediate access to customer files, including usage and billing information, and real-time inventory levels by distribution center. Using this data, inbound sales personnel are also prompted by their computer screen to cross-sell selected products and obtain specific information relating to customer-specific purchasing habits and product needs.


     RELATIONSHIP MARKETING

     The Company's relationship marketing program focuses on expanding penetration of large and mid-sized businesses by establishing a personal relationship between such customers and a designated Global account manager. In the United States, Global also has the ability to provide such customers with electronic data interchange ("EDI") ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by customers. The relationship marketing sales force's goal is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. In 1998 the Company added close to 200 relationship marketing personnel, for a total of almost 700 by year end. As a result, relationship marketing sales increased 78% from 1997 to $476 million, or 33% of total revenues.

     INTERNET MARKETING AND SALES

     In the past year, the Company greatly expanded and upgraded its Internet presence. By year end, the Company had eighteen e-commerce sites, including WWW.GLOBALCOMPUTER.COM, WWW.MWMICRO.COM, WWW.SYSTEMAXPC.COM, WWW.DARTEK.COM, WWW.MISCO.COM, WWW.TIGERDIRECT.COM, and WWW.EZBID.COM, offering a wide variety of computer, office and industrial products. Many of these sites also permit customers to purchase "build to order" PC's configured to their own specifications. In 1998 the Company had over $28 million in unassisted Internet sales.

     CUSTOMER AND PROSPECT DATABASE

     Global has invested consistently and aggressively in developing a proprietary customer and prospect database. This database, which includes more than 45 million names, represents a major asset of the Company. The Company considers its customers to be the various individuals that work within an organization rather than the business location itself. The customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and purchasing history. Management believes that this variety and depth of information on its customers provides Global a significant competitive advantage.


     CUSTOMER SERVICE AND SUPPORT

     Order entry and fulfillment occurs at each of the Company's 17 locations. Global generally provides toll-free telephone number access to its customers. The integration of the Company's call centers also provide domestic locations with telephone backup in the event of a disruption in phone service. In addition to telephone orders, Global also receives orders by mail, by fax, EDI and on the Internet.

     When an order is entered into the system, it is submitted for credit or credit card approval, as applicable. Upon approval the order is electronically transmitted to the warehouse and a packing slip is printed for order fulfillment. Approximately 70% of the Company's 1998 sales were on open account and the Company's bad debt experience has traditionally been less than 1% of sales. Orders generally are shipped by United Parcel Service in the United States and by similar national small package delivery services in Europe, as well as by various freight lines and local carriers. Air freight is also available. As a result of the regional locations of the Company's warehouses, Global estimates that most customers receive their orders (other than custom items, large furniture and large industrial items shipped directly by the vendor) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

     The Company provides extensive technical support to customers. A database of commonly asked questions which is maintained for each product is available to technical support representatives, enabling them to respond quickly to similar questions. It also allows product managers to monitor the effectiveness of the information provided in the catalogs. The Company conducts regular on-site training seminars for its sales representatives to ensure that they are well trained and informed regarding the Company's latest product offerings.


DISTRIBUTION CENTERS

     NORTH AMERICA

     The Company operates nine separate sales and distribution facilities in North America. Certain of the facilities are linked by a wide area network management information system. In the event of adverse delivery conditions (such as bad weather) the Company can shift inbound calls and/or order fulfillment and shipping to an alternative location. Management believes this provides Global with important operating flexibility and protection from possible sales interruptions for many of its North American businesses. See "Management Information Systems."

     A large number of the Company's products are carried in stock, and consequently orders for such products are fulfilled from its distribution center. Certain products (such as selected computer hardware and large furniture and industrial items) are shipped directly by the supplier. Individual product types are consistently stocked in the same physical picking location, allowing ease of picking and minimizing picking errors. Order fulfillment at the distribution centers is done continuously throughout the day as customer orders are received.


     EUROPE

     The Company has branch facilities in eight European countries and a central office near London, England to direct their activities. The central office is responsible for marketing support, catalog production, financial reporting, logistics and computer programming support. In addition, each European branch has a full service sales and distribution center to process orders and reports to the respective country manager who has ultimate profit and loss responsibility.


SUPPLIERS

     In North America, the Company purchases the majority of its products and components directly from manufacturers, except for certain peripherals, software and hardware products which are purchased through wholesale distributors. In Europe, products are sourced from a combination of local manufacturers and wholesalers. Substantially all of the European catalog product content is sourced in Europe. No single supplier accounted for more than 10% of Global's total purchases in 1998.

     Private label products are manufactured either by the Company or by third parties to the Company's specifications. Many of these private label products have been designed or developed by the Company's in-house research and development teams. See "Research and Development".


MANAGEMENT INFORMATION SYSTEMS

     The Company operates information systems that allow centralized management of key functions. These include communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. These management information systems enable the Company to enhance its flexibility by promptly shipping customer orders (usually on a same-day basis), responding quickly to order changes and providing a high level of customer service. The Company maintains a database of over 45 million customer and prospect names and keeps records of historical purchasing patterns in order to prompt sales personnel with product suggestions to expand customer order values. In addition, the Company has developed a customer prospecting function based upon geographic, economic and demographic data which enables Global to utilize its information systems to maintain and expand its customer data file. These applications enable the Company to achieve cost savings, deliver extensive customer service and centrally manage its operations.


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

     The Company currently believes it will be able to modify or replace any affected computer program in time to minimize any potential harmful effects on operations. The Company is in the process of contacting customers, vendors and service providers to determine which of them is affected by the year 2000 problem, and to what extent, in order to assess the potential impact on the Company.

     System maintenance and modification costs to existing computer programs will be expensed as incurred. The costs associated with the acquisition of new computer programs that are year 2000 compliant will be capitalized and amortized over the software's expected useful life.

     For additional information regarding the year 2000 issue and its potential impact on the Company, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."


RESEARCH AND DEVELOPMENT

     The Company's research and development teams design and develop products for Global's private label programs. The individuals responsible for research and development have backgrounds in engineering and industrial design.

     This in-house capability provides important support to the private label programs. Many of the Company's private label products were designed or developed by an in-house research and development team. Examples of products designed in-house include PC's, furniture, ergonomic monitor support arms, printer and monitor stands, wrist rests and other durable computer related products, storage racks and shelving systems, various stock and storage carts, work benches, plastic bins and shop furniture. The Company owns the tooling for many of these products, including plastic bins, computer accessories, furniture, and metal alloy monitor arms. See "Research and Development Costs" in Footnote 1 to the Consolidated Financial Statements.


COMPETITION

     PCS AND NOTEBOOK COMPUTERS

     The North American and European computer industries are highly competitive with many U.S., Asian and European companies vying for market share. There are few barriers of entry to the PC market with PCs being sold through the direct market channel, directly from manufacturers, computer superstores, mass merchants and over the Internet. Timely introduction of new products or product features are critical elements to remaining competitive. Other competitive factors include product performance, quality and reliability, technical service and customer support, marketing and distribution and price. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors. Some of the Company's competitors have stronger brand-recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than the Company. Additionally, the Company's results could also be adversely affected should it be unable to implement effectively its technological and marketing arrangements with other companies, such as Microsoft(R) and Intel(R).

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

     In Europe, the Company's major competitors are regional or country-specific retail and direct-mail distribution companies. The Company's presence in eight European countries provides Global with the flexibility to purchase large volumes centrally. In addition, the commonality of certain core pages of the European catalogs provides for economies in catalog production. The Company believes that these factors allow it to take advantage of cost savings not available to many of its competitors in Europe.

     There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors.


     INDUSTRIAL PRODUCTS

     The market for the sale of industrial products in the United States is highly fragmented and is characterized by multiple distribution channels such as retail outlets, small dealerships, direct mail distribution and large warehouse stores. Global also faces competition from manufacturers' own sales representatives who sell industrial equipment directly to customers, and from regional or local distributors. Many high volume purchasers, however, utilize catalog distributors as their first source of product specifications. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service and convenience. As is the case with the office products industry, the Company believes that direct mail is one of the most effective and convenient distribution methods to reach mid-sized facilities which place many small orders and require a wide selection of products. In addition, because the industrial product market is highly fragmented and generally less brand oriented, it is well suited to private label products. The majority of the Company's industrial products are high gross profit margin, private label products.

     Competition with respect to industrial products in the United Kingdom is similar to competition in the U.S., with the exception that most direct mail companies in the United Kingdom drop ship the majority of their products from the manufacturer, resulting in long delivery lead times. As Global stocks the majority of its products featured in its dedicated industrial catalogs, management believes it has a significant advantage over most of its direct mail competitors in the United Kingdom.

     Elsewhere in Europe, no dedicated industrial catalogs are mailed by the Company, although industrial products are featured in computer supplies and/or office supplies catalogs. Overall, sales of industrial products in Central European markets are not material to the Company's overall sales in those markets.

     There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors.

     OFFICE PRODUCTS

     The distribution of office products in the United States is highly fragmented, with no one participant having more than a 10% market share. Office products are typically sold through one of three channels: retail outlets, contract stationers and direct mail. However, due to the rapid growth of the office products market, competition and consolidation in this market are increasing. The Company competes only on a limited basis with contract stationers and retail outlets selling office products since the Company does not sell office product consumables such as paper, envelopes and paper clips. The Company believes that direct mail will continue to be a growing channel of distribution for office products and that price, convenience and customer service will be key factors in the success of direct mail distribution of office products. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors.

     In Europe, the situation is similar to that in the United States. Direct mail distributors are expanding their operations into new geographical markets and this expansion will no doubt continue until all European major markets are covered. While the impact of this expansion has not as yet had any material adverse effect on Company performance, there can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to future expansion by competitors or other competitive factors.


EMPLOYEES

     As of December 31, 1998, the Company employed a total of 3,135 employees, including 3,010 full-time and 125 part-time employees, of whom 2,447 were in North America and 688 were in Europe.

     None of the Company's employees is represented by a labor union, except for approximately 55 warehouse employees in New York who are covered by an "open-shop" agreement with the Company, which expires at the end of 2001. These employees are not required to join the union.

     The Company considers its relationships with employees to be good and has not experienced a work stoppage in 23 years.


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


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The Company conducts its business in North America (the United States and Canada) and Europe. The following sets forth the Company's operations in its two geographic markets (in thousands):


     1998                                          EUROPE                   NORTH AMERICA            TOTAL
     ----                                   --------------------       ----------------------        -----
     Net sales..............................        $314,404               $1,121,250              $1,435,654
     Income from operations.................         $10,851                  $53,497                 $64,348
     Identifiable assets....................        $111,412                 $343,027                $454,439

     1997                                          EUROPE                   NORTH AMERICA            TOTAL
     ----                                   --------------------       ----------------------        -----
     Net sales..............................        $270,236                $875,152              $1,145,388
     Income from operations.................          $3,423                 $55,839                 $59,262
     Identifiable assets....................         $82,548                $317,197                $399,745

     1996                                          EUROPE                   NORTH AMERICA            TOTAL
     ----                                   --------------------       ----------------------        -----
     Net sales..............................        $234,078                $677,815              $911,893
     Income from operations.................          $4,224                 $65,250               $69,474
     Identifiable assets....................         $78,490                $252,949              $331,439


ITEM 2. PROPERTIES.

     The Company's primary facilities, which are leased except where otherwise indicated, are as follows:


                                                                                          APPROX             EXPIRATION
               FACILITY                             LOCATION                              SQ. FT.            OF LEASE*
               --------                             --------                              -------            ----------
Headquarters, Sales and
  Distribution Center, Catalog
  Operations(1)  ...................................Port Washington, NY                   178,000             2007
Sales and Distribution Center(1) ...................Suwanee, GA                           130,000             1999
Sales and Distribution Center ......................Compton, CA                           140,000             2007
Sales and Distribution Center ......................Naperville, IL                        241,000             2010
Sales and Distribution Center ......................Holmdel, NJ                            51,000             2002
Sales and Distribution Center ......................Markham, Ontario                       45,000             2005
Sales and Distribution Center ......................Verrieres le Buisson, France           24,000             2000
Sales and Distribution Center ......................Dreieich, Germany                      55,000             2000
Sales and Distribution Center ......................Madrid, Spain                          35,000               (2)
Sales and Distribution Center ......................Milan, Italy                           80,000             1999
Sales and Distribution Center ......................Greenock, Scotland                     78,000            owned
Sales and Distribution Center ......................Wellingborough, England                38,000             2013
Sales Center and Catalog Operations ................Miami, FL                              71,000             2010
Sales Center .......................................Amstelveen, Netherlands                 5,000             2000
PC Assembly, Sales and Distribution Center .........Fletcher, Ohio                        185,000            owned
European Headquarters ..............................Uxbridge, England                       7,400             2005
-----------

(1)  Facilities leased from related parties. See "Certain Relationships and Related Transactions--Agreements-- Leases and Related
     Guarantees."
(2)  Terminable upon two months prior written notice.

*    The Company does not anticipate any difficulty in renewing or replacing the Company's existing facility  leases when those leases expire.


ITEM 3. LEGAL PROCEEDINGS.

     In March 1998 the Company filed suit in U.S. District Court (Eastern District of New York) against a bankrupt supplier and its lenders (collectively, the "Defendants") seeking monetary damages of $2.8 million plus interest for breach of contract and warranty. The Company is also seeking a declaration that the Company is not indebted to the Defendants and has certain legal and equitable rights of offset against amounts otherwise due the supplier, including a contractual right to offset $4 million paid by the Company to one of the lenders under a letter of credit. In September 1998 the Defendants denied the Company's allegations and counterclaimed alleging outstanding amounts owed and damages totaling $12.2 million plus interest. The Company believes that Defendants' claims are without merit and accordingly, in October 1998, asked the Court to dismiss the Defendants' counterclaims. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is a party to various other legal actions arising in the normal course of business, none of which is anticipated to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 1998, there were no matters submitted to a vote of the Company's security holders.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "GML". The following table sets forth the high and low sales price of the Company's Common Stock as reported on the New York Stock Exchange for the periods indicated.


     1998                                         HIGH         LOW
     ----                                         ----         ----

     FIRST QUARTER.............................  $23 1/16     $15
     SECOND QUARTER............................   22 3/8       12 1/2
     THIRD QUARTER.............................   14 3/8       12 1/16
     FOURTH QUARTER............................   25 1/4        9 1/4

     1997
     ----

     First quarter.............................   43 7/8       17
     Second quarter............................   26 1/4       13 1/8
     Third quarter.............................   27 3/4       20
     Fourth quarter............................   22 3/8       15 5/8


     On March 5, 1999, the last reported sale price of the Company's Common Stock on the New York Stock Exchange was $15 15/16 per share. As of March 5, 1999, the Company had 237 stockholders of record.

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


ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected income statement data for the years ended December 31, 1998, 1997 and 1996 and the selected balance sheet data as of December 31, 1998 and 1997 is derived from the audited consolidated financial statements which are included elsewhere herein. The selected balance sheet data as of December 31, 1996 and 1995 is derived from the audited financial statements of the Company which are not included herein. The selected balance sheet data as of December 31, 1994 and the selected income statement data for the years ended December 31, 1995 and 1994 are derived from the audited financial statements of interrelated predecessor companies of Global which are not included herein.


INCOME STATEMENT DATA:
(IN MILLIONS, EXCEPT PER COMMON SHARE DATA, NUMBER OF CATALOG TITLES AND NUMBER OF COUNTRIES)

                                                                   1998          1997         1996         1995          1994
                                                                ---------     ---------     --------     --------      --------
    Net sales .............................................      $1,435.7      $1,145.4       $911.9       $634.5        $484.2
    Gross profit ..........................................        $288.6        $265.6       $249.6       $197.3        $149.1
    Selling, general and
       administrative expenses ............................        $224.2        $206.3       $180.1       $143.2        $129.5
    Income from operations ................................         $64.3         $59.3        $69.5        $54.1         $36.2
    Income taxes ..........................................         $25.8         $23.3        $27.7        $21.0(2)      $14.0(2)
    Net income ............................................         $41.3         $38.8        $43.7        $33.1(2)      $21.9(2)
    Net income per common share:
        Basic .............................................          $1.11         $1.02        $1.16         $.93(2)       $.65(2)
        Diluted ...........................................          $1.11         $1.02        $1.15         $.93(2)       $.65(2)
    Weighted average common shares outstanding:
        Basic .............................................          37.3          38.0         37.6         35.5(2)       33.8(2)
        Diluted ...........................................          37.3          38.2         38.1         35.5(2)       33.8(2)

SELECTED OPERATING DATA:
    Active customers (1) ..................................           1.8           1.8          1.7          1.7           1.1
    Orders entered ........................................           3.8           3.5          3.4          2.5           2.2
    Number of catalogs distributed ........................           179           162          160          122           114
    Number of catalog titles ..............................            44            41           40           32            24
    Number of countries receiving catalogs ................            14            13           12           10             7

BALANCE SHEET DATA (AT DECEMBER 31, IN MILLIONS):

    Working capital .......................................        $194.6        $187.8       $194.4       $122.2         $74.2
    Total assets ..........................................        $454.4        $399.7       $331.4       $247.5        $164.2
    Short-term debt .......................................                                      $.5         $5.4         $19.2
    Long-term debt, excluding
      current portion .....................................          $2.5          $2.0         $2.0         $2.9         $11.5
    Stockholders' equity ..................................        $286.6        $272.2       $228.6       $154.0         $69.1

(1)  An "active customer" is defined as a customer who has purchased from the Company within the preceding 12 months.
(2)  Amount is calculated on a pro forma basis.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table represents the Company's consolidated statement of income data expressed as a percentage of net sales for the three most recent fiscal years:


                                                                          1998         1997           1996
                                                                          ----         ----           ----
         Net sales.....................................................   100.0%       100.0%         100.0%
         Gross profit..................................................    20.1         23.2           27.4
         Selling, general and administrative expenses..................    15.6         18.0           19.8
         Income from operations........................................     4.5          5.2            7.6
         Interest income...............................................      .2           .3             .3
         Interest expense..............................................                                  .1
         Income taxes..................................................     1.8          2.0            3.0
         Net income....................................................     2.9          3.4            4.8


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales of $1.44 billion in 1998 were $290.3 million or 25.3% higher than the $1.15 billion reported in 1997. The increase was attributable to higher demand for PCs, improved productivity in relationship marketing and the full year effect of the inclusion of sales from Midwest Micro Corp., acquired at the end of the third quarter of 1997. The Company also began to benefit from orders received through its various Internet web-sites. Sales attributable to the Company's North American operations increased 28.1% to $1.12 billion in 1998 from $875.2 million in 1997. European sales increased to $314.4 million in 1998 from $270.2 million in 1997, an increase of 16.3%. Movements in foreign exchange rates had an immaterial effect on the European sales comparison.

     Gross profit, which consists of net sales less product, shipping and certain distribution center costs, increased by $23 million or 8.7% to $288.6 million in 1998 from $265.5 million in 1997. Gross profit margin decreased to 20.1% in 1998 from 23.2% in 1997. Gross profit margin on PCs improved in the current year. With sales of PCs representing an increasing proportion of the Company's sales and with margins that are lower than on other products, they have the effect of decreasing the overall gross profit margin. The decrease in the gross profit margin was also due to increased sales of brand name computer related products, which typically have lower gross profit margins, and the relatively lower sales contribution of higher-margin industrial products.

     Selling, general and administrative expenses totaled $224.2 million, or 15.6% of net sales in 1998 compared to $206.3 million, or 18.0% of net sales in 1997. This improvement resulted from a focus on controlling expenses and improved productivity from the Company's relationship marketing staff and offset a large portion of the gross profit margin decline.

     Income from operations increased by $5.1 million or 8.6% to $64.3 million in 1998 from $59.3 million in 1997. Income from operations decreased as a percentage of net sales to 4.5% in 1998 from 5.2% in 1997.

     Interest income decreased $0.2 million to $3.0 million in 1998 from $3.2 million in 1997 as a result of lower interest rates. Interest expense increased to $0.5 million in 1998 from $0.4 million in 1997.

     The effective tax rate increased to 38.5% in 1998 from 37.5% in 1997 as a result of a higher effective state income tax rate and a change in the relative income earned in foreign countries. As a result of the foregoing, net income increased $2.4 million, or 6.3%, to $41.3 million in 1998.

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


SEASONALITY

     The operations of the Company are somewhat seasonal. In particular, net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during the summer months. The following table sets forth net sales, gross profit and income from operations for each of the quarters since January 1, 1997

          (AMOUNTS IN MILLIONS).


         1998                                               MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
         ----                                               --------      -------      ------------      -----------
         NET SALES......................................      $358.3       $330.5         $359.8           $387.1
         GROSS PROFIT...................................       $75.4        $67.1          $71.6            $74.5
         INCOME FROM OPERATIONS.........................       $20.1        $11.6          $15.6            $17.1

         1997                                               MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
         ----                                               --------      -------      ------------      -----------
         Net sales......................................      $273.5       $259.5         $259.7          $352.7 (1)
         Gross profit...................................       $69.4        $64.2          $57.3           $74.7
         Income from operations.........................       $18.6        $17.9           $2.5           $20.3

(1)  Includes approximately $62 million of net sales from Midwest Micro acquired on September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to maintain a strong financial position. Primary capital needs are to finance working capital for sales growth, acquisitions and investments in property, equipment and information technology. The Company's primary source of financing has been cash from operations, allowing it to remain virtually debt-free. The Company believes that its cash flow from operations, existing cash and short-term investments and available lines of credit will be adequate to support its current and anticipated activities.

     Cash flow from operating activities was $37.7 million in 1998, $33.1 million in 1997 and $22.7 million in 1996. Cash flow is provided primarily by net income and depreciation. The increase in inventories and accounts payable and accrued expenses in 1998 resulted from expansion activities in the Company's PC assembly operation and increased sales activity. The increase in cash flow from 1996 to 1997 was due to improved asset management, primarily related to accounts receivable and inventory.

     Net cash of $13.0 million was used in 1998 in investing activities for business acquisitions and additions to property, plant and equipment. These included capacity expansion at the Company's PC assembly factory, completion of the new Compton, California facility and improvements to information technology systems. Net cash used in investing activities in 1997 was primarily for the acquisition of Midwest Micro and the acquisition of furniture, fixtures and leasehold improvements needed to accommodate increased staff levels at the new Compton, California facility. Short-term investments were decreased by $22.0 million as partial funding for these activities resulting in net cash used of $25.2 million for investing activities for the year. Net cash used in investing activities in 1996 was $39.8 million, employed for the acquisition of computer equipment and additional equipment at the Naperville, Illinois facility to accommodate increased staff levels. Surplus cash balances of $31.0 million were invested.

     Cash was used in financing activities in 1998 ($25.4 million) and in 1997 ($0.5 million) and provided $23.9 million in 1996. In 1998, the Company used $28.6 million of cash to purchase shares of its common stock. The use of funds in 1997 was for the repayment of long-term debt. In 1996, the net proceeds from issuance of shares of common stock was partially used to repay long-term bank debt and settle long-term capital leases.

     The Company maintains secured and unsecured lines of credit with various financial institutions under which the maximum aggregate amount available is approximately $100 million. As of December 31, 1998, the Company had no outstanding borrowings under these lines of credit. Borrowings under the lines bear interest based on either the prime rate or LIBOR. The maximum borrowings under the facilities are reduced where applicable by the value of any outstanding letters of credit issued on behalf of the Company. The Company does not anticipate any difficulty in renewing or replacing any if its lines of credit as they expire.

     The Company is party to certain litigation, as disclosed in "Commitments and Contingencies" in the Notes to Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial statements.

     Anticipated capital expenditures in 1999 are expected to approximate $20 million, which the Company plans to fund out of cash from operations and existing cash and cash equivalents. These capital expenditures are primarily for the expansion of the Company's PC assembly operation, construction of a new distribution center and the acquisition of information technology systems and other fixed assets.


YEAR 2000 COMPLIANCE

     The Company is in the process of analyzing and addressing what is known as the year 2000 (or "Y2K") issue. Based on current information, the Company believes that it will be year 2000 compliant in a timely manner and the cost of achieving such compliance will not have a materially adverse effect on the Company's results of operations or financial condition. As noted in the following discussion, however, there are multiple variables in determining whether full Y2K compliance can be achieved, a number of which are dependent on efforts of third parties.

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

INTERNAL SYSTEMS

     The Company's Y2K Team established a plan to have all of the Company's computer and computer-dependent systems tested and, if necessary, modified or replaced to ensure Y2K compliance. Each of the Company's computers and computer dependent systems has been analyzed to assess what would be the impact on the Company if the system becomes materially impaired due to Y2K non-compliance. Each system has been placed in one of three categories based on the level of risk to the Company - Level I (catastrophic risk), Level II (critical risk) and Level III (sustainable risk). The Company is now in the process of modifying those systems identified during the assessment as Level I risks and doing live tests of the Level I and Level II systems to ascertain anticipated Y2K compliance. Based on its analysis to-date, the Company believes that all of its internal computer systems (hardware, system software and applications software) and computer-dependent systems, including technology embedded in the Company's machinery and other equipment to the extent that it is date sensitive, are currently Y2K compliant or will, through the replacement or modification of existing hardware and software, be made Y2K complaint in a timely manner. A target date of July 1, 1999 has been fixed for such compliance. The Company believes at this time that it should be able to meet such target date.

     The Company has not retained any outside service provider to conduct independent verification of the Company's compliance status and does not at this time intend to hire any such service provider but is utilizing a third-party software program to test, assess and repair non-mainframe hardware.

     As a direct marketer of products, the Company is particularly dependent on the ability of telecommunications, shipping and credit card companies to provide services. The Company has contacted its key vendors and service providers to ascertain their Y2K compliance to the extent that their noncompliance could affect the Company's internal systems or other aspects of the Company's business. The Company expects to have completed this process by June 1999. The Company at this time cannot make any prediction as to the degree of compliance by such vendors and service providers or the consequence to the Company of any noncompliance. Any noncompliance by such service providers could have a material adverse impact on the Company.

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

PRODUCTS SOLD

     The Company began assembling its own private label PC hardware systems following the acquisition of its Midwest Micro subsidiary on September 30, 1997. Prior to this time the Company only sold private label PC systems assembled by third party contract manufacturers. The Company believes that all of the private label PC hardware systems it sells, including those it assembles itself, are Y2K complaint. All PC hardware systems assembled by the Company on or after January 1, 1998 have been certified to be Y2K compliant by the National Software Testing Lab (NSTL), an independent testing lab.

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

FINANCIAL RAMIFICATIONS

     The Company estimates that the costs of achieving Y2K compliance, including costs of personnel devoting significant effort on Y2K matters, will be approximately $500,000 of which approximately $150,000 has been incurred through December 31, 1998. The costs associated with any new computers or computer programs which are year 2000 compliant have been and will be capitalized and amortized over the computer's and/or software's expected useful life. Any system modification or maintenance costs necessary to make the Company's existing computer programs Y2K compliant have been and will be expensed as incurred. Based on the Company's current status of internal Y2K compliance review and other preliminary information, the Company does not anticipate that expenses yet to be incurred to achieve year 2000 compliance will have a material impact on the Company's results of operations or financial condition or that its business will be adversely affected by the Y2K issue in any material respect.

     Nevertheless, achieving Y2K compliance is dependent on multiple factors, many of which are not within the Company's sole control. Should one or more of the internal systems of the Company or the Company's key vendors exhibit significant Y2K problems or if any of the products which the Company sells which are still under warranty are Y2K deficient, the Company's business and its results of operations could be materially adversely affected.

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

RISKS

     Until it has completed its Y2K assessment, and attempted to fix any problems which such assessment may disclose, the Company can not be in a position to determine what would be its most reasonably likely worst case Y2K scenario or any plan for handling such scenario. The Company has not devised any back-up plans should it suffer any internal Y2K problems or should any of its vendors' Y2K problems affect the Company. After completion of its Y2K assessment, including a review of the responses received from such vendors, the Company will assess the need for any contingency plans.

     The failure to correct a material Y2K problem could result in an interruption of, or inability to perform in a timely fashion, a necessary business activity or operation. Such failures could materially adversely affect the Company's results of operations, liquidity and/or financial condition. Because of the general uncertainty which companies generally face regarding the Year 2000 issue, in part due to actions of third-parties which could affect a company's compliance, it is not possible to determine at this time whether any actual failures will have a material adverse impact on the Company.

     The foregoing discussion contains forward-looking statements which should be read in conjunction with the discussion entitled "Forward Looking Statements" set forth below.


IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

     The Company has extensive operations in certain European countries, including France, Germany, Italy, the Netherlands, Spain, Sweden, England and Scotland. It also sells to additional countries in Europe. For the 1998 fiscal year, approximately 22% of the Company's net sales were in Europe. With the exception of Sweden and the United Kingdom, all of the countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The adoption of such common currency will be phased in over a three-year period starting in January 1999. During such phase-in period, both the Euro and the historical currency of a country will be valid, although new Euro-denominated currency will not be issued until 2002. Each member-country will decide when its legacy currency will cease to be legal tender, which will occur during the period January 1 through June 30, 2002. Until the introduction of Euro-denominated currency, the paying party will have the option to decide whether to pay in the legacy currency or in Euros converted to the legacy currency.

     Among other possible economic implications, it is expected that the adoption of a common currency will generally lead to greater price transparency and thereby increased competition within the common currency zone. For instance, with a single currency applicable to the entire region, consumers may be able to more easily discern differences in price for the Company's products between different countries and modify their buying practices accordingly. This is less likely to be a factor for the Company than for many other companies since the Company currently only advertises the Euro price on its Internet sites, not in its catalogs. Also, purchasers of low cost individual products are less likely to shop for a lower Euro price outside of their geographic location. The Company will still use national catalogs, in the appropriate language, after the introduction of the Euro. Whether any such price differentials will lead to significant changes in purchasing practices by the Company's customers depends on other factors as well, such as convenience, language-related matters and other factors which may determine where a consumer will purchase products. The Company is not able at this time to gauge whether the likelihood of increased competition arising from the introduction of the Euro would have any significant long-term adverse impact on the pricing for the Company's products.

     The adoption of a common currency will not require a significant modification to the Company's accounting systems.

     The Company does not believe that the adoption of a common currency will give any parties to material contracts with the Company the right to terminate or modify such contracts on the grounds of "frustration," "impossibility" or "impracticability."

     Other risks associated with such currency conversion include possible currency exchange and tax risks, neither of which the Company believes will have a significant effect.

     The Company does not at this time anticipate that the adoption of the Euro and any resulting changes in European economic and market conditions will have any material adverse impact on the Company or its European business. The Company has not adopted, nor is it at this time contemplating the adoption of, any contingency plans regarding this issue.

     The foregoing discussion contains forward-looking statements which should be read in conjunction with the discussion entitled "Forward Looking Statements" set forth below.


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

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company's management information systems including the costs and effects associated with the year 2000 date change problem, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products,
(vi) competition in the PC, notebook computer, computer related products, industrial products and office products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing companies,
(viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks due to shifts in market demand and/or price erosion of owned inventory, (xi) borrowing costs, (xii) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xiii) pending or threatened litigation and investigations and (xiv) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

     The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect Global's sales (as expressed in U.S. dollars), gross margins, operating expenses and retained earnings. The Company may engage in hedging programs aimed at limiting in part the impact of certain currency fluctuations. Using primarily forward exchange and foreign currency option contracts, Global, from time to time, hedges certain of its assets that, when remeasured according to generally accepted accounting principles, may impact the Statement of Consolidated Income. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales forecasts, volatility of the currency markets, availability of hedging instruments and the credit-worthiness of the parties which have entered into such contracts with the Company. All currency contracts that are entered into by Global are for the sole purpose of hedging an existing or anticipated currency exposure, not for speculative or trading purposes. In spite of Global's hedging efforts to reduce the effect of changes in exchange rates against the U.S. dollar, the Company's sales or costs could still be adversely affected by changes in those exchange rates.

     As of December 31,1998, the Company had no outstanding forward exchange contracts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Part III is hereby incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement").

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

         3.  Exhibits.

                                  EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
--------      --------------------------------------------------------------

     3.1       Certificate of Incorporation of Registrant(1)
     3.2       By-laws of Registrant(1)
     4.1       Stockholders Agreement(2)
     4.2       Specimen Stock Certificate of Registrant(1)
     10.1      Form of 1995 Long-Term Stock Incentive Plan(3)*
     10.2 Exchange Agreement dated as of May 8, 1995 between certain stockholders of the Predecessor Companies and the Company1
     10.3 Lease Agreement dated October 14, 1992 between the Company and 2RB Associates Co. (Port Washington facility)(1)
     10.4 Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility)(1)
     10.4A Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility)
     10.5 Lease Agreement dated May 25, 1989 between the Company and Addwin Realty Associates (Suwanee facility)(1)
     10.6 Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility)(4)
     10.7 Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago and Walsh, Higgins & Company (Naperville facility)(1)
     10.8 Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility)(5)
     10.9 Rent Guaranty dated as of October 14, 1992 by the Company to the Bank of New York(1)
     10.10 Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto(1)
     10.11 Consulting Agreement dated as of December 22, 1992 between the Company and Paul Leeds1(1)*
     10.12     Form of 1995 Stock Plan for Non-Employee Directors(3)*
     10.13 Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg(3)*
     10.14 Asset Purchase Agreement dated September 12, 1997 among Infotel, Inc., Mark L. Runkle, Midwest Micro Corp. and the Company(6)
     10.15 Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein(4)*

     21.1      Subsidiaries of the Registrant
     23        Consent of experts and counsel: Consent of Independent Public
               Accountants
     27        Financial Data Schedule (EDGAR version only)

------------------
1 Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).
2 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.
3 Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).
4 Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
5 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.
6 Incorporated herein by reference to the Company's report on Form 8-K dated September 26, 1997.
*  Management contract or compensatory plan or arrangement

 --------
(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 26th day of March, 1999.

                             GLOBAL DIRECTMAIL CORP

                             By:      /s/ RICHARD LEEDS
                             ---------------------------------------
                                        Richard Leeds
                                 Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                           TITLE                        DATE
    --------                            -----                        -----
/s/ RICHARD LEEDS             Chairman and Chief Executive        March 26, 1999
------------------------      Officer
    Richard Leeds             (Principal Executive Officer)


/s/ BRUCE LEEDS               Vice Chairman and President of      March 26, 1999
------------------------      International Operations
    Bruce Leeds


/s/ ROBERT LEEDS              Vice Chairman and President of      March 26, 1999
------------------------      Domestic Operations
    Robert Leeds


/s/ ROBERT DOOLEY              Director and Senior Vice           March 26, 1999
------------------------       President-- Worldwide Computer
    Robert Dooley              Sales and Marketing


/s/ STEVEN GOLDSCHEIN          Senior Vice President and Chief    March 26, 1999
------------------------       Financial Officer
    Steven Goldschein          (Principal Financial Officer)


/s/ MICHAEL SPEILLER           Vice President and Controller      March 26, 1999
------------------------       (Principal Accounting Officer)
    Michael Speiller


/s/ ROBERT D. ROSENTHAL        Director                           March 26, 1999
------------------------
    Robert D. Rosenthal


/s/ STACY DICK                 Director                           March 26, 1999
--------------------------
    Stacy Dick

                                    ********

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors of
GLOBAL DIRECTMAIL CORP:

We have audited the accompanying consolidated balance sheets of Global DirectMail Corp and its subsidiaries, (the "Company"), as of December 31, 1998 and 1997 and the related consolidated statements of net income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
New York, New York
February 4, 1999


                                  GLOBAL DIRECTMAIL CORP
                                CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1998 AND 1997
                                       (IN THOUSANDS)

                                                                      1998            1997
                                                                      ----            ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $  42,029       $   43,432
  Short-term investments                                               5,050            9,017
  Accounts receivable, net                                           154,516          132,741
  Inventories                                                        129,966          102,599
  Prepaid expenses and other current assets                           21,517           21,482
  Deferred income tax benefit                                          6,865            4,059
                                                                   ---------       ----------
         Total current assets                                        359,943          313,330

PROPERTY, PLANT AND EQUIPMENT, net                                    33,988           29,401

GOODWILL, net                                                         56,612           53,258

DEFERRED INCOME TAX BENEFIT                                            3,084            3,122

OTHER ASSETS                                                             812              634
                                                                   ---------       ----------

      TOTAL                                                        $ 454,439       $  399,745
                                                                   =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 $ 114,783       $   75,170
  Accrued expenses and other current liabilities                      47,853           50,392
  Current portion of long-term debt                                    2,681               12
                                                                   ---------       ----------

         Total current liabilities                                   165,317          125,574
                                                                   ---------       ----------

LONG-TERM DEBT                                                         2,493            1,972
                                                                   ---------       ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, authorized
      25 million shares, issued none
  Common stock, par value $.01 per share, authorized
     150 million shares, issued 38,231,990;
     outstanding 36,128,090 (1998) and 38,231,990 (1997)                 382              382
  Additional paid-in capital                                         176,743          176,743
  Common stock in treasury at cost - 2,103,900 shares in 1998        (28,604)
  Accumulated other comprehensive income                                (348)          (2,130)
  Retained earnings                                                  138,456           97,204
                                                                   ---------       ----------
                Total shareholders' equity                           286,629          272,199
                                                                   ---------       ----------

      TOTAL                                                        $ 454,439       $  399,745
                                                                   =========       ==========


See notes to consolidated financial statements.



                                              GLOBAL DIRECTMAIL CORP
                                       CONSOLIDATED STATEMENTS OF NET INCOME
                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                  (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)


                                                                 1998              1997            1996
                                                                 ----              ----            ----

NET SALES                                                    $ 1,435,654       $1,145,388         $ 911,893

COST OF SALES                                                  1,147,098          879,846           662,277
                                                              ----------        ---------        ----------

GROSS PROFIT                                                     288,556          265,542           249,616

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     224,208          206,280           180,142
                                                              ----------        ---------        ----------

INCOME FROM OPERATIONS                                            64,348           59,262            69,474

INTEREST AND OTHER INCOME                                         (3,225)          (3,261)           (2,431)

INTEREST EXPENSE                                                     497             425                521
                                                              ----------        ---------        ----------

INCOME BEFORE INCOME TAXES                                        67,076           62,098            71,384

PROVISION FOR INCOME TAXES                                        25,824           23,286            27,680
                                                              ----------        ---------        ----------

NET INCOME                                                    $   41,252        $  38,812        $   43,704
                                                              ==========        =========        ==========
NET INCOME PER COMMON SHARE:
    BASIC                                                     $     1.11        $    1.02       $      1.16
                                                              ===========       ==========      ============
    DILUTED                                                   $     1.11        $    1.02       $      1.15
                                                              ===========       ==========      ============

See notes to consolidated financial statements.


                                                   GLOBAL DIRECTMAIL CORP
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                                       (IN THOUSANDS)


                                                 COMMON STOCK
                                                 --------------------                                         ACCUMULATED
                                                                          ADDITIONAL                      OTHER        TREASURY
                                                 NUMBER OF                 PAID-IN      RETAINED       COMPREHENSIVE   STOCK
                                                 SHARES        AMOUNT      CAPITAL      EARNINGS          INCOME       AT COST
                                                 ---------     ------    -----------    -------------  -------------   --------
BALANCES, JANUARY 1, 1996                         36,857      $  369     $ 138,470      $ 14,688       $    480

Change in cumulative translation adjustment                                                               1,030
Net proceeds from sale of common shares            1,000          10        29,886

Net income                                                                                43,704
                                                  ---------  ---------    ---------    ---------        ---------       --------
BALANCES, DECEMBER 31, 1996                       37,857         379       168,356        58,392           1,510

Change in cumulative translation adjustment                                                               (3,640)
Issuance of shares as partial consideration
  for the acquisition of the net assets of
  Infotel, Inc.                                     375            3         8,387
Net income                                                                                38,812
                                                  ---------  ---------    ---------    ---------        ---------       --------
BALANCES, DECEMBER 31, 1997                       38,232         382       176,743        97,204          (2,130)

Change in cumulative translation adjustment                                                                1,782
Purchase of treasury shares                       (2,104)                                                              $ (28,604)
Net income                                                                                41,252
                                                 ---------  ---------    ---------    ---------         ---------      ---------

BALANCES, DECEMBER 31, 1998                       36,128    $     382    $ 176,743      $138,456         $  (348)      $ (28,604)
                                                  =========  =========   =========      =========        =========       ==========

See notes to consolidated financial statements.


                                              GLOBAL DIRECTMAIL CORP
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                  (IN THOUSANDS)

                                                                       1998             1997              1996
                                                                       ----             ----              ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                           $ 41,252         $  38,812         $    43,704
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization, net                                  7,482             5,715               3,813
    Charges associated with the impairment of certain long lived
      assets                                                                              9,200
    Provision for deferred income taxes                                (2,728)           (5,308)               (330)
    Provision for returns and doubtful accounts                         5,264             3,283               2,745
    Changes in certain assets and liabilities:
      Accounts receivable                                             (23,688)          (18,395)            (29,242)
      Inventories                                                     (23,942)            3,103             (20,748)
      Prepaid catalog and other prepaid expenses                          330            (1,569)              7,028
      Accounts payable and accrued expenses                            33,801            (1,727)             15,760
                                                                       ------            ------              ------

         Net cash provided by operating activities                     37,771            33,114              22,730
                                                                       ------             -----              ------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net change in short-term investments                                    3,967            22,014             (31,031)
Investments in property, plant and equipment                          (11,051)           (9,989)             (8,805)
Acquisitions, net of cash acquired                                     (5,942)          (37,227)
                                                                       ------            -------            -------
         Net cash used in investing activities                        (13,026)          (25,202)            (39,836)
                                                                      -------           -------             -------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                      3,326
Proceeds from short-term borrowings from banks                                                                  478
Repayments of long-term borrowings                                       (168)             (470)             (6,442)
Proceeds from issuance of common shares                                                                      29,896
Purchase of treasury shares                                           (28,604)
                                                                      -------             -------            -------

        Net cash (used in) provided by financing activities           (25,446)              (470)            23,932
                                                                      -------               ----             ------

EFFECTS OF EXCHANGE RATES ON CASH                                        (702)               779                (92)
                                                                         ----                ---                ----

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,403)              8,221             6,734
                                                                       ------               -----             -----

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        43,432              35,211            28,477
                                                                       ------              ------            ------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 42,029            $ 43,432          $ 35,211
                                                                    =========            ========          ========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                        $    309            $    376         $  1,194
                                                                     ========            ========         ========
Income taxes paid                                                    $ 28,577            $ 29,497         $ 26,606
                                                                     ========            =========        =========

See notes to consolidated financial statements.

                             GLOBAL DIRECTMAIL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Global DirectMail Corp and its wholly-owned subsidiaries (collectively, the "Company" or "Global"). All significant intercompany accounts and transactions have been eliminated in consolidation. Where necessary, the results of operations of the Company's foreign subsidiaries have been adjusted to conform to accounting principles generally accepted in the United States of America.

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company considers amounts held in money market accounts and other short-term investments with an original maturity date of approximately three months or less to be cash equivalents. The Company's investments in cash equivalents and short-term investments are classified as debt securities available-for-sale. These equivalents are stated at fair market value. Unrealized holding gains and losses are not significant for any of the years presented. The investments are other debt securities and have contractual maturities of $5,050,000 of which $2,750,000 is one year or less and $2,300,000 matures between one and five years.

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE - The Company recognizes sales of products, including shipping revenue, at the time of shipment. Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns of approximately $8,664,000 and $7,338,000 at December 31, 1998 and 1997, respectively. The changes in these allowance accounts are summarized as follows (in thousands):


               YEAR ENDED DECEMBER 31                                    1998         1997          1996
               ---------------------                                  --------      ------       --------
          Balance, beginning of year..................................$ 7,338       $7,724       $ 7,731
          Charged to expense........................................... 5,365        3,283         2,745
          Reductions, principally write-offs...........................(4,039)      (3,669)       (2,752)
                                                                       -------      -------       -------
          Balance, end of year........................................$ 8,664       $7,338       $  7,724
                                                                       =======       =======      ========

     INVENTORIES - Inventories consist primarily of finished goods and are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. Depreciation of furniture, fixtures and equipment is on the straight-line or accelerated method over their estimated useful lives ranging from three to eight years. Depreciation of buildings is on the straight-line method over estimated useful lives of 30 to 50 years. Leasehold improvements are amortized over the term of the respective leases.

     FOREIGN CURRENCY TRANSLATION - The financial statements of the foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for consolidated balance sheet items and average exchange rates for the consolidated statements of net income items. The translation differences are made directly to a separate component of shareholders' equity.

     FOREIGN CURRENCY TRANSACTIONS - Transactions in foreign currencies are recorded at the exchange rate in effect at the transaction date. Realized and unrealized exchange gains and losses during the year are included in the respective year's consolidated statement of net income.

     RESEARCH AND DEVELOPMENT COSTS - Costs incurred in connection with research and development are expensed as incurred. Such expenses for the years ended December 31, 1998, 1997 and 1996 aggregated approximately $1,352,000, $674,000 and $573,000, respectively.

     GOODWILL, NET - Goodwill and negative goodwill are combined and presented net of accumulated amortization. Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 40 years. In instances where the Company had acquired a business below the fair value of the assets acquired, the Company recorded negative goodwill. Annual amortization of goodwill for 1998 and 1997 was expense of $751,000 and $76,000 and for 1996 income of $435,000.

     The Company continually evaluates whether events or circumstances warrant revision of the amortization periods. Additionally, the Company considers whether the carrying value of goodwill should be adjusted based on its expected future benefit. During 1997, the Company determined that, as a result of its' decision to exit certain lines of its' Tiger Direct Inc. subsidiary's business, an impairment of the goodwill associated with those business lines had occurred. The Company recorded a write down in the value of the goodwill of approximately $6.3 million.

     NET INCOME PER COMMON SHARE - The Company accounts for net income per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Net income per common share-basic was calculated based upon the weighted average number of common shares outstanding during the respective periods. Net income per common share-diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods.

     The weighted average common shares outstanding for the computation of basic earnings per common share for 1998, 1997 and 1996 were 37.3 million, 38.0 million and 37.6 million, respectively. Additionally 16,000 (1998), 262,000
     (1997) and 505,000 (1996) of equivalent common shares were included for the diluted calculation.

     COMPREHENSIVE INCOME - In 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders' Equity. Comprehensive income was $42,335,000
     (1998), $36,641,000 (1997) and $44,348,000 (1996), net of effects on currency translation adjustments of ($699,000) (1998), $1,469,000 (1997)
     and ($386,000) (1996).

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


2.   ACQUISITIONS

     The Company acquired two businesses in 1998 for $5.9 million in cash and three businesses in 1997 for $50.8 million in cash and stock. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of net assets acquired, in the amount of $5.2 million in 1998 and $15.9 million in 1997 has been recorded as goodwill and is being amortized over the estimated useful lives.

     The largest acquisition in 1997, Infotel Inc., included a provision for payment of additional consideration to the former shareholders if the acquired entity's results of operations exceeded certain targeted levels. Additional consideration of $9 million was earned in 1998 (payable in 1999) and was recorded as an increase to the purchase price. The maximum amount of remaining contingent consideration is $3 million (payable in 2000). During 1998 the estimated fair values of the net assets recorded at the date of acquisition for Infotel, Inc. were further evaluated by the Company and, in accordance with Statement of Financial Accounting Standard No. 38, "Accounting for Pre Acquisition Contingencies of Purchased Enterprises", goodwill was reduced by approximately $10.7 million.

     The pro forma results for 1998, 1997 and 1996, assuming these acquisitions had been made at the beginning of the period, would not have been materially different from the reported results.


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consists of the following (in thousands):
                                                                                            1998        1997
                                                                                          -------     --------
     Land and buildings.............................................................$     8,324     $    8,085
     Furniture and fixtures, office and warehouse equipment                              42,471         32,857
     Leasehold improvements..........................................................     7,871          6,096
     Transportation equipment........................................................     2,111          1,817
                                                                                          -----          -----
                                                                                         60,777         48,855
     Less accumulated depreciation and amortization                                      26,789         19,454
                                                                                         ------         ------
     Property, plant and equipment, net..............................................$   33,988     $   29,401
                                                                                     ==========     ===========

     During 1997 the Company recorded a charge relating to the impairment of certain long-lived fixed assets of approximately $2.9 million.

4.   RELATED PARTY TRANSACTIONS

     The Company leases several warehouse and office facilities from affiliates (see Note 8). Rent expense under those leases aggregated approximately $1,584,000, $1,901,000 and $2,130,000 for the years ended December 31,
     1998, 1997 and 1996, respectively.


5.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                         1998           1997
                                                       -------         ------
          Mortgage loan (a)........................... $2,016        $ 1,972
          Secured loan (b) ...........................  3,158
          Other.......................................                    12
                                                       ------        -------
               Total long-term debt...................  5,174          1,984
               Less: current maturities...............  2,681             12
                                                       ------        -------
                                                      $ 2,493        $ 1,972
                                                      =======         ======

At December 31, 1998, the aggregate maturities of long-term debt are as follows (in thousands):

                                                              AMOUNT
                                                              ------
     1999..................................................$  2,681
     2000...................................................    665
     2001...................................................    665
     2002...................................................    665
     2003...................................................    498
                                                             -------
                                                            $ 5,174
                                                            =======
     (a) subsidiary of the Company entered into a mortgage agreement in the amount of 1.2 million Pounds Sterling due in its entirety in June 1999, with interest payable semi-annually at a rate of 9.6 percent per annum. The mortgage is secured by land and building with an aggregate net book value of 2.4 million Pounds Sterling at December 31, 1998. The mortgage contains certain covenants calling for timely reporting of financial information, restrictions on changes in ownership and employment levels by such subsidiary. As of December 31, 1998 the Company was in compliance with those covenants.

     (b) subsidiary of the Company entered into a 5 year loan agreement in the amount of 26.7 million Swedish Krone which is payable in quarterly installments having commenced in November 1998 with interest payable quarterly at a rate of LIBOR plus 200 basis points. The loan is secured by substantially all of the assets of the Company's United Kingdom subsidiaries.

     The Company maintains lines of credit with various financial institutions. The maximum aggregate amounts available under these lines of credit were $101.7 million at December 31, 1998 including $4.2 million denominated in a foreign currency (2.5 million Pounds Sterling). No amounts were outstanding under these lines at December 31, 1998. These lines accrue interest at variable rates based on either the prime rate or LIBOR. The prime rate and LIBOR were 8 percent and 5.1 percent, respectively, at December 31, 1998. The foreign currency line is secured by substantially all of the assets of the Company's United Kingdom subsidiaries. These lines expire on various dates through December 1999. Associated with the lines of credit, the Company may have outstanding letters of credit equal to the amount of the total line less outstanding borrowings. At December 31, 1998 there was $100,000 of outstanding standby letters of credit.


6.   SHAREHOLDERS' EQUITY

     In May, 1998 the Board of Directors authorized a share repurchase program to acquire up to 1,350,000 (subsequently increased to 4,350,000) common shares on the open market. The Company purchased an aggregate of 2,103,990 shares during 1998 at an aggregate cost of $28.6 million.

     As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amount at December 31, 1998 was not material.

STOCK OPTION PLANS - The Company has two fixed option plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the company. The following is a description of these plans:

     THE 1995 LONG-TERM STOCK INCENTIVE PLAN - This plan allows the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2.0 million shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award shall be granted under this plan after December 31, 2005. A total of 1,628,848 options were outstanding under this plan as of December 31, 1998.

     THE 1995 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS - This plan provides for automatic awards of non-qualified options to directors of the company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the tenth annual stockholders meeting. A total of 14,000 options were outstanding under this plan as of December 31, 1998.

The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation costs have been recognized for stock options. Had compensation costs of the plans been determined under a fair value alternative method as stated in Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensations", the Company would have prepared a fair value model for such options and recorded such amount in the accompanying consolidated financial statements as compensation expense. On a pro forma basis, net income for 1998, 1997 and 1996 would have been $39.8 million, $37.7 million and $42.3 million respectively and diluted earnings per common share for 1998, 1997 and 1996 would have been $1.07, $0.99 and $1.11 respectively. The Company arrived at the fair value of stock grant at the date of the grant by using the Black-Scholes pricing option model with the following assumptions used for grants: risk-free interest rate of 5.9% (1998), 6.2% (1997) and 6.1% (1996);
expected dividend rate of 0% for 1998, 1997 and 1996; expected level of 3.78 years (1998), 3.75 years (1997) and 4 years (1996); and expected volatility of 38% (1998), 35% (1997) and 35% (1996). The stock options outstanding at December 31, 1998 and 1997 have a weighted average contractual level of 7.7 years and 8 years, respectively. The following table reflects the plan activity for the years ended December 31, 1996, 1997 and 1998:



                                                                        OPTIONS
                                                                        FOR SHARES      OPTION PRICES
         Outstanding, January 1, 1996                                   865,500         $17.50 to $26.88
         Granted                                                        365,150         $27.19 to $49.13
         Cancelled                                                      (24,150)        $17.50 TO $49.13
                                                                         -------        ----------------
         Outstanding, December 31, 1996                               1,206,500         $17.50 to $49.13
         Granted                                                        604,146         $17.50 to $18.41
         Cancelled                                                     (505,698)        $24.38 TO $49.13
                                                                        --------        ----------------
         Outstanding, December 31, 1997                               1,304,948         $17.50 to $39.06
         Granted                                                        469,450         $12.38 to $17.50
         Cancelled                                                     (131,550)        $17.50 TO $18.41
                                                                        ---------       ----------------
         Outstanding, December 31, 1998                               1,642,848         $12.38 to $39.06
                                                                      ===========

The following table summarizes information for the three years ended December 31, 1998 concerning currently outstanding and exercisable options:



                                                 1998                         1997                        1996
                                      --------------------------  ---------------------------  ------------------------
                                                WEIGHTED-AVERAGE             WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                       SHARES   EXERCISE PRICE      SHARES   EXERCISE PRICE     SHARES      EXERCISE PRICE
                                       ------   ---------------     ------   ----------------   ------      ----------------
Fixed Options
Outstanding at beginning of year......  1,304,948     $19.28      1,206,500      $25.45         865,500         $ 20.49
Granted ..............................    469,450     $14.49        604,146      $19.19         365,150         $ 36.80
Cancelled ............................   (131,550)    $17.64       (505,698)     $33.90         (24,150)        $ 19.39
                                        ----------               -----------                    -------
Outstanding at end of year............  1,642,848     $18.04      1,304,948      $19.28       1,206,500         $ 25.45
                                        ==========                ==========                  =========

Options exercisable at year end.......    335,550                   189,000                    139,000
Weighted average fair value per
   option granted during the year.....      $5.77                    $13.05                     $13.57



As of December 31, 1998:
      Range of                            Weighted-Average        Weighted-Average                 Weighted-Average
      Exercise              Number            Remaining              Exercise         Number          Exercise
       Price             Outstanding       Contractual Life           Price         Exercisable         Price
--------------------   --------------     ------------------      ----------------  ------------  -----------------
$12.38 to $17.50        1,360,348              7.85                  $16.46           196,550        $17.38
$17.51 to $22.50           48,500              8.69                  $18.73             5,000        $21.56
$22.51 to $30.00          230,000              6.64                  $26.88           130,000        $26.87
$30.01 to $39.06            4,000              7.33                  $39.06             4,000        $39.06
                       ----------                                                     -------
$12.38 to $39.06        1,642,848              7.71                  $18.04           335,550        $21.38
                       ==========                                                     =======


An aggregate of 420,348 options granted during 1997, with exercise prices ranging from $24.38 to $49.13, were re-priced on April 28, 1997 with an exercise price of $17.50, which represented the market price of the common stock at such date. All other terms of these options remained unchanged.

7.   INCOME TAXES

     The provision for income taxes consists of the following (in thousands):


           YEAR ENDED DECEMBER 31                                        1998        1997        1996
           ----------------------                                     --------    ----------    --------
           Current:
              Federal                                                $ 22,072     $ 23,274     $  23,140
              State                                                     4,259        4,107         3,787
              Foreign                                                   2,242        1,041         1,038
           Deferred                                                    (2,749)      (5,279)         (865)
           Change in valuation allowance                                               143           580
                                                                      --------     --------     ---------
              Total                                                  $  25,824    $  23,286     $ 27,680
                                                                     =========    =========     =========

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):


           YEAR ENDED DECEMBER 31                                                  1998        1997        1996
           ----------------------                                              --------    ----------    --------
           Federal statutory rate                                              $ 23,477     $ 21,734     $  24,984
           State and local income taxes, net of Federal tax benefit               2,511        2,092         2,456
           Foreign tax less than domestic rate                                     (192)        (232)         (463)
           Net operating losses utilized                                           (276)        (165)         (335)
           Other items, net                                                         304         (143)        1,038
                                                                                 --------     ---------    ---------
                                                                               $ 25,824     $ 23,286     $  27,680
                                                                                 ========     ========     =========


The deferred tax assets (liabilities) are comprised of the following:

                                                                                       1998                   1997
                                                                                     ------------------     ---------------
           Current:
              Deductible assets....................................................    $(4,106)              $ (3,649)
              Non-deductible accruals and reserves..................................    10,040                  7,458
              Non-deductible assets.................................................       986                    553
              Foreign net operating loss carryforwards                                                             26
              Other.................................................................       (55)                  (329)
                                                                                         -------              ---------
                  Current..........................................................    $ 6,865                  4,059
                                                                                         -------              ---------

           Non-current:
              Foreign net operating loss carryforwards                                   5,658                  4,980
              Accelerated depreciation..............................................    (1,147)                (1,243)
              Basis differences from acquisitions...................................     1,063                  1,843
              Valuation allowances..................................................    (2,490)                (2,458)
                                                                                        -------              ---------
                  Non-current.......................................................     3,084                  3,122
                                                                                         ------               --------
                      Total........................................................    $ 9,949               $  7,181
                                                                                       =======                ========


The foreign net operating loss carryforwards generally expire at dates through 2007 except for carryforwards in the United Kingdom and Germany, which have no expiration. In accordance with Statement of Financial Accounting Standard 109 "Accounting for Income Taxes", the Company maintains valuation allowances against its foreign net operating loss carryforwards since, at this time, the realizability of the related deferred tax benefits can not be reasonably assured.


8.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     LEASES - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through December
     2013.

     At December 31, 1998 future minimum annual lease payments for related and third-party leases were as follows (in thousands):


                                                      RELATED PARTY        THIRD PARTY          TOTAL

             1999................................    $     1,584         $  3,718            $ 5,302
             2000................................          1,584            3,849              5,433
             2001................................          1,224            3,515              4,739
             2002................................          1,224            3,219              4,443
             2003................................          1,224            3,158              4,382
             2004-2008...........................          4,743           12,692             17,435
             2009-2013...........................                           3,781              3,781
                                                        ---------          --------          -------
                                                     $    11,583         $ 33,932            $ 45,515
                                                      ===========         ========            ========

Rent expense for the years ended December 31, 1998, 1997 and 1996 aggregated approximately $7,665,000, $7,151,000 and $7,406,000, respectively.

GUARANTEES - The Company has guaranteed a mortgage obtained by an affiliate ($2 million at December 31, 1998) relating to property which the Company leases from the affiliate. Additionally the Company's U.K. subsidiaries have granted a security interest for substantially all of their assets to secure a loan and a line of credit with a U.K. financial institution.

LITIGATION - In March 1998 the Company initiated legal action against a bankrupt supplier and its lenders (the "Defendants") seeking a declaration that the Company has contractual rights of offset against indebtedness to the supplier, including $4 million drawn by one of the lenders under a letter of credit and monetary damages of $2.8 million. In September 1998 the Defendants denied the Company's allegations and counterclaimed for amounts outstanding together with damages totaling $12.2 million. The Company believes that the Defendants' claims are without merit and asked the Court to dismiss the counterclaims. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

The Company has been named as a defendant in other lawsuits incidental to its business. Management of the Company, based on discussions with legal counsel, believes the ultimate resolution of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

CONTINGENCY - The Company is required to collect sales tax on certain of its out-of-state sales. In accordance with current law, approximately 16% of the Company's 1998 domestic sales were subject to sales tax. A change in law could require the Company to collect sales tax in additional states.

EMPLOYEE BENEFIT PLANS - Certain of the U.S. subsidiaries participate in defined contribution 401(k) plans covering eligible employees as defined by the plan document. Contributions to the plans by the Company are determined as a percentage of the employees' contributions. Aggregate expense to the Company for contributions to such plans was approximately $397,000, $373,000 and $267,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

Liabilities accrued by certain foreign entities for employee termination indemnities, determined in accordance with labor laws and labor agreements in effect in the respective country, were not material.

FOREIGN EXCHANGE RISK MANAGEMENT - The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. As of December 31,1998, the Company had no outstanding forward exchange contracts.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 1998 and 1997, the fair value of the Company's financial instruments approximated their carrying values.

CONCENTRATION OF CREDIT RISK - Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company's customer base.


9.   SEGMENT AND RELATED INFORMATION

In 1998 the Company adopted Statement of Financial Accounting Standard 131, "Disclosure About Segments of an Enterprise and Related Information". The Company evaluated its business in accordance with the statement and determined that it is engaged in a single reportable segment which markets and sells various business products. The Company's product offerings include personal computers (PC's), computer related products, industrial products and office products and are monitored for sales trends and profitability in these sub-categories. Products are marketed through an integrated system of direct mail catalogs, a network of major account sales representatives and proprietary e-commerce internet web-sites.

Financial information relating to the Company's operations by geographic area was as follows:


                                                                        NET SALES (A)
                                               -----------------------------------------------------------
                                                    1998                 1997                  1996
                                               ---------------    ----------------      ------------------
     North America                                  $1,121,250            $875,152            $677,815
     Europe                                            314,404             270,236             234,078
                                                       -------             -------             -------
     Consolidated                                   $1,435,654          $1,145,388            $911,893
                                                    ==========           ==========           ========

a) Revenues are attributed to countries based on location of selling subsidiary.


                                                                  LONG LIVED ASSETS
                                               -----------------------------------------------------------
                                                    1998                 1997                  1996
                                               ---------------    ----------------      ------------------
     North America                                  $79,254             $77,135                  $32,169
     Other (principally Europe)                      11,346               5,524                    3,254
                                                     ------             -------                  -------
     Consolidated                                   $90,600             $82,659                  $35,423
                                                    ========             =======                 ========


10. SUBSEQUENT EVENT

    On February 4, 1999, an affiliate of the Company acquired for cash consideration all of the outstanding shares of Simply Computers Limited ("Simply") of London, England. SIMPLY is a privately held computer products and internet marketer which also assembles private label PC's. The acquisition was funded through current cash reserves.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data is as follows (in thousands, except for per share amounts):


                                                FIRST              SECOND            THIRD               FOURTH
     1998                                       QUARTER            QUARTER           QUARTER             QUARTER
     ----                                       -------            -------           -------             -------
     Net sales.................................  $358,358         $   330,452         $359,771           $387,073
     Gross profit............................    $ 75,369         $    67,056         $ 71,604           $ 74,527
     Net income..............................    $ 12,865         $     7,619         $  9,561           $ 11,207
     Net income per common share:
              Basic and diluted..............       $ .34               $ .20             $.26              $ .31

                                                  FIRST            SECOND             THIRD              FOURTH
     1997                                       QUARTER            QUARTER           QUARTER             QUARTER
     ----                                       -------            -------           -------             -------

     Net sales.................................  $273,537         $   259,485        $ 259,661           $352,705
     Gross profit............................   $  69,407         $    64,167        $  57,289           $ 74,679
     Net income..............................   $  12,088         $    11,665        $   2,136           $ 12,923
     Net income per common share:
              Basic and diluted..............       $ .32               $ .31            $ .06              $ .34


                                                                  * * * * * *