Form 10-Q
period 1999-03-31
GLOBAL DIRECTMAIL CORP
filed 1999-05-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

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

                                 [X] Yes    [ ] No

The number of shares outstanding of the registrant's Common Stock as of May 10, 1999 was 35,856,790.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL DIRECTMAIL CORP
Condensed Consolidated  Balance Sheets
(IN THOUSANDS)

                                                                                 March 31,       December 31,
                                                                                   1999              1998
                                                                                 ----------      -----------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  45,667       $   42,029
  Short term investments                                                               798            5,050
  Accounts receivable, net                                                         175,892          154,516
  Inventories                                                                      133,694          129,966
         Prepaid expenses and other current assets                                  29,823           28,382
                                                                                 ----------      -----------

         Total current assets                                                      387,292          359,943

PROPERTY, PLANT AND EQUIPMENT, net                                                  34,753           33,988

GOODWILL, net                                                                       71,263           56,612

OTHER ASSETS                                                                         3,942            3,896
                                                                                 ---------       ----------
TOTAL                                                                            $ 495,832       $  454,439
                                                                                 =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $ 200,214       $  162,636
  Current portion of long term debt                                                  2,574            2,681
                                                                                 ---------       ----------

         Total current liabilities                                                 202,788          165,317
                                                                                 ---------       ----------

LONG TERM DEBT                                                                       2,308            2,493
                                                                                 ---------       ----------

SHAREHOLDERS' EQUITY:
  Preferred stock                                                                     --              --
  Common stock, par value $.01 per share, issued 38,231,990 shares,
      outstanding 35,856,790 and 36,128,090 shares                                     382              382
  Additional paid-in capital                                                       176,743          176,743
  Common stock in treasury at cost - 2,375,200 and 2,103,900 shares                (32,693)         (28,604)
  Accumulated other comprehensive income                                            (2,915)            (348)
  Retained earnings                                                                149,219          138,456
                                                                                 ---------       ----------
         Total shareholders' equity                                                290,736          286,629
                                                                                 ---------       ----------

TOTAL                                                                            $ 495,832       $  454,439
                                                                                 =========       ==========

See notes to condensed consolidated financial statements.


GLOBAL DIRECTMAIL CORP
Condensed Consolidated Statements of Income
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------
                                                                                       Three Month
                                                                                       Periods ended
                                                                                         March 31,
                                                                                     1999         1998
                                                                                        (Unaudited)

NET SALES                                                                       $  421,651      $ 358,358

COST OF SALES                                                                      342,339        282,989
                                                                                  ---------     ---------

GROSS PROFIT                                                                        79,312         75,369

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        62,141         55,291
                                                                                  ---------     ---------

INCOME FROM OPERATIONS                                                              17,171         20,078

INTEREST AND OTHER INCOME                                                              330            842
                                                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                                                          17,501        20,920

PROVISION FOR INCOME TAXES                                                           6,738         8,055
                                                                                  ---------     ---------

NET INCOME                                                                      $   10,763    $   12,865
                                                                                  =========     =========

Net income per common share:
    Basic                                                                       $      .30    $      .34
                                                                                  =========     =========
    Diluted                                                                     $      .30    $      .34
                                                                                  =========     =========

Common and common equivalent shares outstanding:
    Basic                                                                           36,064        38,232
                                                                                  =========     =========
    Diluted                                                                         36,117        38,351
                                                                                  =========     =========

See notes to condensed consolidated financial statements

GLOBAL DIRECTMAIL CORP
Condensed Statement of Consolidated Shareholders' Equity
(IN THOUSANDS)__________________________________________________________________


                                                                                                         Accumulated
                                                             COMMON STOCK      Additional                   Other        Treasury
                                                         Number of              Paid-in      Retained    Comprehensive     Stock
                                                          SHARES      AMOUNT    CAPITAL      EARNINGS      INCOME         AT COST

BALANCES, JANUARY 1, 1998                                 36,128     $  382    $ 176,743    $ 138,456    $   (348)       (28,604)

Change in cumulative translation adjustment                                                                (2,567)
Purchase of treasury shares                                 (271)                                                         (4,089)
Net income                                                                                                 10,763
                                                          --------   -------   ----------   ---------     --------       --------
BALANCES, MARCH 31, 1999                                  35,857     $  382    $ 176,743    $149,219     $ (2,915)     $ (32,693)
                                                          ========   =======   ==========   =========     ========       ========


See notes to consolidated financial statements.

GLOBAL DIRECTMAIL CORP
Condensed Statements of Consolidated Cash Flows
(IN THOUSANDS)


                                                                                           THREE-MONTH PERIOD
                                                                                              ENDED MARCH 31,
                                                                                          1999             1998
                                                                                       ----------------------------
                                                                                                   (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                          $  10,763      $  12,865
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization, net                                                  2,393          1,882
       Provision for returns and doubtful accounts                                         1,820          1,943
   Changes in certain assets and liabilities:
       Accounts receivable                                                               (19,506)       (18,254)
       Inventories                                                                          (654)        (2,631)
       Prepaid catalog and other prepaid expenses                                         (1,078)        (3,499)
       Accounts payable and accrued expenses                                              19,634         22,867
                                                                                       -----------   ----------

              Net cash provided by operating activities                                   13,372         15,173
                                                                                       -----------   ----------

CASH FLOWS PRIVIDED BY (USED IN) INVESTING ACTIVITIES:
   Net change in short-term investments                                                    4,252            922
   Investments in property, plant and equipment                                           (2,443)        (3,089)
   Acquisitions, net of cash acquired                                                     (8,398)          (895)
                                                                                       ----------    ------------

              Net cash used in investing activities                                       (6,589)        (3,062)
                                                                                       ----------    ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Repayments of long-term borrowings                                                       (160)
   Purchase of treasury shares                                                            (4,089)
                                                                                       -----------    -----------

              Net cash used in financing activities                                       (4,249)
                                                                                       ----------     -----------

EFFECTS OF EXCHANGE RATES ON CASH                                                          1,104            418
                                                                                       ------------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  3,638         12,529

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           42,029         43,432
                                                                                       ----------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $  45,667      $  55,961
                                                                                       ==========     =============



See notes to condensed consolidated financial statements.

GLOBAL DIRECTMAIL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements include the accounts of Global DirectMail Corp and its wholly-owned subsidiaries (collectively, the "Company" or "Global"). The Company is a corporate supplier of personal computers (PCs), notebook computers, computer related products, industrial products and office products in North America and Europe. Global markets these products through an integrated system of direct mail catalogs, a network of major account sales representatives and proprietary "e-commerce" Internet sites.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31,1999 and the results of operations for the three months ended March 31, 1999 and 1998, cash flows for the three months ended March 31, 1999 and 1998 and changes in stockholders' equity for the three months ended March 31, 1999. The December 31, 1998 consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1998 and for the period then ended. The results for the three months ended March 31, 1999 are not necessarily indicative of the results for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Net sales for the three months increased 18% to $421.7 million compared to $358.4 million in the year ago quarter. The increase of $63.3 million was primarily attributable to the purchase of Simply Computers Ltd. ("Simply") in February 1999, increased demand for PCs and increased sales generated by the Company's Internet sites. The number of orders increased 8% to 1.1 million compared to the year ago quarter, with a 9% increase in the average order value to $380. Sales during the quarter from North American operations increased 9% to $303.9 million compared to $278.9 million in the first quarter of 1998. European sales increased 48% to $117.7 million (including approximately $21 million for Simply) compared to $79.4 million in the year ago quarter. There was negligible effect on European sales due to changes in exchange rates.

     Gross profit increased by $3.9 million or 5% to $79.3 million compared to $75.4 million in the year ago quarter, with gross profit as a percentage of net sales decreasing to 18.8% compared to 21.0% a year ago. The decrease in the gross profit percentage was primarily due to a shift in the Company's product mix, continuing the recent trend of large increases in the sales of PCs, notebook computers and brand name products, which generally have a lower gross profit percentage, and a relatively lower sales contribution from higher-margin industrial products.

     Selling, general and administrative expenses for the quarter increased by $6.9 million or 12% to $62.1 million compared to $55.3 million in the first quarter of 1998. This increase was primarily the result of continuing investments for expansion of the relationship marketing sales organizations, investments in the Company's "e- commerce" Internet business and the inclusion of Simply. This was partially offset by decreased catalog spending, increased vendor supported advertising and the overall leveraging of selling, general and administrative expenses over the larger sales base. Selling, general and administrative expenses as a percentage of sales improved to 14.7% compared to 15.4% in the year ago quarter.

     Income from operations for the quarter decreased by $2.9 million to $17.2 million from $20.1 million in the year ago quarter. Income from operations as a percentage of net sales decreased to 4.1% from 5.6% in the year ago quarter. Operating income in North America decreased by 19% to $13.2 million from $16.3 million in the year ago quarter. Income from operations in Europe increased to 5% to $4.0 million from $3.8 million in the year ago quarter.

     Net income for the quarter was $10.8 million, or $.30 per basic and diluted share, compared to $12.9 million, or $.34 per basic and diluted share in the first quarter of 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs are to finance working capital for sales growth, investments in property, equipment and information technology and business acquisitions. Operating cash flow financed the Company's working capital, acquisition and capital expenditure needs. For the quarter ended March 31, 1999, the Company generated cash from operating activities of $13.4 million compared to $15.2 million for the year ago quarter. The decrease resulted from lower net income in 1999. Cash was used in investing activities, primarily for the purchase of Simply, and was also used in financing activities for the purchase of treasury shares. For the three months ended March 31, 1999, cash and cash equivalents increased by $3.6 million. The Company has access to adequate funds from short-term and long-term borrowing facilities.

     YEAR 2000 COMPLIANCE/EUROPEAN COMMON CURRENCY

     For information regarding the Company's Year 2000 compliance plans and the implications to the Company from the adoption of a European common currency, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     FORWARD LOOKING STATEMENTS

     This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions referenced above. Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "believes", "estimates", "expects", "intends", "plans" and variations thereof and similar expressions are intended to identify forward looking statements.

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

     Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


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

     As of March 31,1999, the Company had no outstanding forward exchange contracts.


PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

     The Board of Directors of the Company has adopted a resolution proposing to the Company's stockholders that the corporate name of the Company be changed to Systemax Inc. The Board of Directors has recommended the name change to better reflect the Company's current status as a marketer of computers and computer products and to enhance awareness of the Company and its Systemax(TM) brand of build-to-order PCs. Under Delaware law, a change in the corporate name requires an amendment to the Company's Certificate of Incorporation which can be effectuated only upon a resolution of the Board of Directors and a vote in favor of the amendment by the holders of a majority of the outstanding shares of the Common Stock entitled to vote thereon. Accordingly, a motion will be presented at the Company's annual meeting of stockholders on May 18, 1999 to amend Article FIRST of the Company's Certificate of Incorporation to read "The name of the corporation is "Systemax Inc."".

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

     10.1 Lease Agreement dated as of April 20, 1999 between the Company and The Shawnee Ridge Joint Venture (new Georgia facility).

     27   Financial Data Schedule.

          (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GLOBAL DIRECTMAIL CORP


   Date:  May 14, 1999                By: /S/ RICHARD LEEDS
                                         ------------------------------------
                                         Richard Leeds
                                         Chairman and Chief Executive Officer


                                      By: /S/ STEVEN GOLDSCHEIN
                                          -----------------------------------
                                          Steven Goldschein
                                          Senior Vice President and Chief
                                          Financial Officer

                                 EXHIBIT INDEX

    10.1 Lease Agreement dated as of April 20, 1999 between the Company and The Shawnee Ridge Joint Venture (new Georgia facility)

    27    Financial Data Schedule