Form 10-Q
period 1999-06-30
SYSTEMAX INC
filed 1999-08-16
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________


                         COMMISSION FILE NUMBER 1-13792

                                  SYSTEMAX INC.
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

                                 [X] Yes   [ ] No

The number of shares outstanding of the registrant's Common Stock as of August 6, 1999 was 35,732,190.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYSTEMAX INC.
CONDENSED CONSOLIDATED  BALANCE SHEETS
(IN THOUSANDS)

                                                                                   June 30,     December 31,
                                                                                     1999          1998
                                                                                ------------    ------------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  34,707       $   42,029
  Short term investments                                                                              5,050
  Accounts receivable, net                                                         177,847          154,516
  Inventories                                                                      122,011          129,966
  Prepaid expenses and other current assets                                         35,910           28,382
                                                                                ----------       ----------

         Total current assets                                                      370,475          359,943

PROPERTY, PLANT AND EQUIPMENT, net                                                  37,226           33,988

GOODWILL, net                                                                       68,834           56,612

OTHER ASSETS                                                                         4,184            3,896
                                                                                 ---------       ----------

TOTAL                                                                            $ 480,719       $  454,439
                                                                                 =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $ 185,951       $  162,636
  Current portion of long term debt                                                    626            2,681
                                                                                 ---------       ----------

         Total current liabilities                                                 186,577          165,317
                                                                                 ---------       ----------

LONG TERM DEBT                                                                       1,898            2,493
                                                                                 ---------       ----------

SHAREHOLDERS' EQUITY:
  Preferred stock
  Common stock, par value $.01 per share, issued 38,231,990 shares,
      outstanding 35,732,190 and 36,128,090 shares                                     382              382
  Additional paid-in capital                                                       176,743          176,743
  Common stock in treasury at cost - 2,499,800 and 2,103,900 shares                (34,323)         (28,604)
  Accumulated other comprehensive income                                            (5,007)            (348)
  Retained earnings                                                                154,449          138,456
                                                                                 ---------       ----------
         Total shareholders' equity                                                292,244          286,629
                                                                                 ---------       ----------

TOTAL                                                                            $ 480,719       $  454,439
                                                                                 =========       ==========

See notes to condensed consolidated financial statements.


SYSTEMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Six Month                       Three Month
                                                                 Periods ended                   Periods ended
                                                                  June 30,                         June 30,
                                                            1999            1998               1999          1998
                                                            ----            ----               ----          ----
                                                                                                (Unaudited)

NET SALES                                                $ 835,451       $ 688,810           $ 413,800     $ 330,452

COST OF SALES                                              679,917         546,385             337,578       263,396
                                                          --------        --------           ---------     ---------

GROSS PROFIT                                               155,534         142,425              76,222        67,056

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES                                129,433         110,721              67,292        55,430
                                                          --------       ---------           ---------     ----------

INCOME FROM OPERATIONS                                      26,101          31,704               8,930        11,626

INTEREST AND OTHER INCOME-net                                  350           1,603                  20           761
                                                          ---------      ----------          ----------    ---------

INCOME BEFORE INCOME TAXES                                  26,451          33,307               8,950        12,387

PROVISION FOR INCOME TAXES                                  10,458          12,823               3,720         4,768
                                                          --------       ---------           ---------      --------

NET INCOME                                               $  15,993       $  20,484           $   5,230      $  7,619
                                                         =========       =========           =========      ========

Net income per common share:
    Basic                                                $     .44       $     .54           $     .15      $    .20
                                                         =========       =========           =========      ========
    Diluted                                              $     .44       $     .54           $     .15      $    .20
                                                         =========       =========           =========      ========

Common and common equivalent shares outstanding:
    Basic                                                   35,941          38,174              35,818        38,117
                                                         =========       =========           =========      ========
    Diluted                                                 35,976          38,231              35,838        38,125
                                                         =========       =========           =========      ========


See notes to condensed consolidated financial statements

SYSTEMAX INC.
Condensed Statement of Consolidated Shareholders' Equity
(IN THOUSANDS)



                                                  Common Stock                                   Accumulated
                                                 --------------         Additional                  Other        Treasury
                                               Number of                Paid-in     Retained    Comprehensive    Stock
                                               Shares      Amount       Capital      Earnings      Income        At Cost
                                               ----------  ------      ---------    ---------   -------------    -------
BALANCES, DECEMBER 31, 1998                     36,128     $ 382       $ 176,743    $ 138,456    $    (348)    $ (28,604)

Change in cumulative translation adjustment                                                        ( 4,659)

Purchase of treasury shares                       (396)                                                          ( 5,719)

Net income                                                                             15,993
                                                ------     -----       ---------    ---------     --------      --------

BALANCES, JUNE 30, 1999                         35,732     $ 382       $ 176,743    $ 154,449     $( 5,007)     $(34,323)
                                                ======     =====       =========    =========     ========      ========


See notes to consolidated financial statements.

SYSTEMAX INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                                           SIX-MONTH PERIOD
                                                                                              ENDED JUNE 30,
                                                                                          1999             1998
                                                                                       ---------         --------
                                                                                               (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                          $  15,993     $  20,484
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization, net                                                  7,213         3,815
       Provision for returns and doubtful accounts                                         3,351         2,889
   Changes in certain assets and liabilities:
       Accounts receivable                                                               (24,767)       (5,112)
       Inventories                                                                        10,177        (2,926)
       Prepaid expenses and other current assets                                          (7,791)       (5,575)
       Accounts payable and accrued expenses                                               6,610        17,530
                                                                                       ---------        ------

              Net cash provided by operating activities                                   10,786        31,105
                                                                                       ---------        ------

CASH FLOWS PRIVIDED BY (USED IN) INVESTING ACTIVITIES:
   Net change in short-term investments                                                    5,050          (587)
   Investments in property, plant and equipment                                           (7,419)       (5,542)
   Acquisitions, net of cash acquired                                                     (8,398)         (895)
                                                                                       ---------       -------

              Net cash used in investing activities                                      (10,767)       (7,024)
                                                                                       ---------       -------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Purchase of treasury shares                                                            (5,719)      (11,383)
   Repayments of long-term borrowings                                                     (2,325)         --
                                                                                       ---------       -------

              Net cash used in financing activities                                       (8,044)      (11,383)
                                                                                       ---------       -------

EFFECTS OF EXCHANGE RATES ON CASH                                                            703           251
                                                                                       ---------       -------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                       (7,322)       12,949

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           42,029        43,432
                                                                                       ---------       -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $  34,707      $ 56,381
                                                                                       =========      ========


See notes to condensed consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Systemax"). The Company is a corporate supplier of personal computers (PCs), notebook computers, computer related products, industrial products and office products in North America and Europe. Systemax markets these products through an integrated system of direct mail catalogs, a network of major account sales representatives and proprietary "e-commerce" Internet sites.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30,1999 and the results of operations for the three and six month periods ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998 and changes in stockholders' equity for the three months ended June 30, 1999. The December 31, 1998 consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1998 and for the period then ended. The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1998

     Net sales for the three months ended June 30, 1999 increased 25% to $413.8 million compared to $330.5 million in the year ago quarter. The increase of $83.3 million was attributable to increased demand for PCs, sales made by Simply Computers Ltd. ("Simply"), acquired in February 1999, and increased sales generated by the Company's Internet sites. The number of orders shipped increased 8% to 1.0 million compared to the year ago quarter, and showed a 16% increase in the average order value to $422, reflecting the increased PC sales. Sales during the quarter from North American operations increased 15% to $302.0 million compared to $261.6 million in the second quarter of 1998. European sales increased 62% to $111.8 million (including approximately $25 million for Simply) compared to $68.8 million in the year ago quarter. The European sales increase is net of a $3.5 million reduction due to the effects of changes in exchange rates.

     Gross profit was $76.2 million, or 18.4% of sales, compared to $67.1 million, or 20.3% of sales in the year ago quarter, an increase of $9.1 million. The decrease in the gross profit percentage was primarily due to the continuing trend of large increases in the sales of PCs, notebook computers and brand name products, which generally have a lower gross profit percentage than our other products. Increased relationship sales and a relatively lower sales contribution from higher-margin industrial products also affected the gross profit percentage unfavorably.

     Selling, general and administrative expenses for the quarter increased by $11.9 million or 21% to $67.3 million compared to $55.4 million in the second quarter of 1998. This increase resulted from the inclusion of Simply, continued expansion of the relationship marketing sales organizations and investments in the Company's "e-commerce" Internet business. This was partially offset by a decrease in net advertising expense as a result of increased vendor participation. Selling, general and administrative expenses for the second quarter of 1999 also include one-time charges of $4.1 million for reserves related to certain contingencies and a write-off of goodwill associated with a variety of small acquisitions made during the last few years. As a percentage of sales, selling, general and administrative expenses improved to 16.3% compared to 16.8% in the year ago quarter.

     Income from operations for the quarter decreased by $2.7 million to $8.9 million from $11.6 million in the year ago quarter. Income from operations as a percentage of net sales decreased to 2.2% from 3.5% in the year ago quarter. Operating income in North America decreased 12% to $8.3 million from $9.5 million last year. Operating income in Europe decreased 73% to $0.6 million from $2.2 million in the year ago quarter.

     Interest and other income decreased as a result of less interest income in the current year due to lower invested cash balances.

     The Company's income tax rate was 41.6% for the second quarter of 1999 and 38.5% for the second quarter of 1998, increasing due to a variety of factors, both domestic and international.

     As a result of the above, net income for the quarter was $5.2 million, or $.15 per basic and diluted share, compared to $7.6 million, or $.20 per basic and diluted share in the second quarter of 1998.

     SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Net sales for the six months ended June 30, 1999 increased 21% to $835.5 million compared to $688.8 million in the year ago period. The increase of $146.7 million was attributable to increased demand for PCs, sales made by Simply, acquired in February 1999, and increased sales generated by the Company's Internet sites. The number of orders increased 8% to 2.1 million compared to the year ago period, with a 12% increase in the average order value to $399. Sales during the six months from North American operations increased 12% to $606.0 million compared to $540.6 million in 1998. European sales increased 55% to $229.5 million (including approximately $46 million for Simply) compared to $148.2 million a year ago. The effect of changes in exchange rates on European sales for the six months was not material.

     Gross profit was $155.5 million, or 18.6% of sales, compared to $142.4 million, or 20.7% of sales, last year, an increase of $13.1 million. The decrease in the gross profit percentage was primarily due to the continuing trend of large increases in the sales of PCs, notebook computers and brand name products, which generally have a lower gross profit percentage than our other products. Increased relationship sales and a relatively lower sales contribution from higher-margin industrial products also affected the gross profit percentage unfavorably.

     Selling, general and administrative expenses for the period increased by $18.7 million or 17% to $129.4 million compared to $110.7 million in the first half of 1998. This increase was primarily the result of continuing investments for expansion of the relationship marketing sales organizations, investments in the Company's "e-commerce" Internet business, the inclusion of Simply and the previously noted one-time charges of $4.1 million. This was partially offset by a decrease in net advertising expense as a result of increased vendor participation and the overall leveraging of selling, general and administrative expenses over the larger sales base. Selling, general and administrative expenses as a percentage of sales improved to 15.5% compared to 16.1% in the year ago period.

     Income from operations for the period decreased by $5.6 million to $26.1 million from $31.7 million in the year ago period. Income from operations as a percentage of net sales decreased to 3.1% from 4.6% a year ago. Operating income in North America decreased by 16% to $21.5 million from $25.8 million in the year ago period. Income from operations in Europe decreased 23% to $4.6 million from $5.9 million in the year ago period.

     Interest and other income decreased as a result of less interest income in the current year due to lower invested cash balances.

     The Company's income tax rate was 39.5% for the first six months of 1999 and 38.5% for the year ago period, increasing due to a variety of factors, both domestic and international.

     As a result of the above, net income for the six months was $16.0 million, or $.44 per basic and diluted share, compared to $20.5 million, or $.54 per basic and diluted share in the year ago period.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs are to finance working capital for sales growth, investments in property, equipment and information technology and business acquisitions. Cash and cash equivalents totaled approximately $35 million at June 30, 1999. For the six months ended June 30, 1999, the Company generated cash from operating activities of $10.8 million compared to $31.1 million for the year ago period. The decrease resulted from lower net income in 1999, increased accounts receivable as a result of the increased sales volume and decreased accounts payable. These were partially offset by a decrease in inventory balances. Cash was used in investing activities, primarily for the purchase of Simply Computers and additions of capital equipment. Cash was also used in financing activities for the purchase of additional treasury shares and repayment of a mortgage loan. For the six months ended June 30, 1999, cash and cash equivalents decreased by $7.3 million.

     The Company believes it has access to adequate funds for growth through its available cash balances and funds generated by operations and secured and unsecured lines of credit maintained with financial institutions.


     YEAR 2000 COMPLIANCE

     The Company is in the process of addressing what is known as the year 2000 (or Y2K) issue. Based on current information, management believes that the Company will be year 2000 compliant in a timely manner and the cost of achieving such compliance will not have a materially adverse effect on the Company's results of operations or financial condition. As noted in the following discussion, however, there are multiple variables in determining whether full Y2K compliance can be achieved, many of which are dependent on efforts of third parties. For a discussion of this problem see the Company's Form 10-K for the year ended December 31, 1998, "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     Internal Systems

     The Company has tested and, as necessary, repaired or replaced its internal PC hardware/software and computer network systems, and management believes they are now Y2K compliant. The Company's phone systems have been tested and management believes they are Y2K compliant. A majority of the Company's North American internal business systems are currently Y2K compliant. The remainder are in the process of being repaired and/or replaced to assure Y2K compliance in a timely manner. The internal business systems of the Company's European subsidiaries are currently Y2K compliant with the exception of one subsidiary, which is in the process of repairing its systems. Management believes these repairs will be completed in a timely manner.

     As noted in the Company's Form 10-K, the Company has been contacting its key vendors and service providers to ascertain their Y2K compliance to the extent that their problems could affect the Company's internal systems or other aspects of its business. Inquiry letters have been sent to all key vendors and service providers. Positive responses or other assurances have been received from substantially all of our significant vendors and service providers.

     Products Sold

     The Company has questioned its vendors as to the Y2K compliance status of the brand name (i.e. third party-manufactured) hardware and software products it sells. This includes the brand name software that is pre-loaded onto the private label PC's the Company sells. Substantially all of the Company's significant vendors have indicated that their products are Y2K compliant although the Company makes no warranties to customers regarding the Y2K compliance of third party-manufactured products.

     FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "believes", "estimates", "expects", "intends", "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:
     (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates,
     (iii) the operation of the Company's management information systems including the costs and effects associated with the year 2000 date change problem, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks due to shifts in market demand and/or price erosion of owned inventory, (xi) borrowing costs, (xii) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xiii)pending or threatened litigation and investigations and (xiv) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. Systemax attempts to reduce these risks by utilizing certain derivative financial instruments.

     The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect Systemax's sales (as expressed in U.S. dollars), gross margins, operating expenses and retained earnings. The Company may engage in hedging programs aimed at limiting in part the impact of certain currency fluctuations. Using primarily forward exchange and foreign currency option contracts, Systemax, from time to time, hedges certain of its assets that, when remeasured according to generally accepted accounting principles, may impact the Statement of Consolidated Income. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales forecasts, volatility of the currency markets, availability of hedging instruments and the credit-worthiness of the parties which have entered into such contracts with the Company. All currency contracts that are entered into by Systemax are for the sole purpose of hedging an existing or anticipated currency exposure, not for speculative or trading purposes. In spite of Systemax's hedging efforts to reduce the effect of changes in exchange rates against the U.S. dollar, the Company sales or costs could still be adversely affected by changes in those exchange rates.

     As of June 30,1999, the Company had no outstanding forward exchange contracts.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS

     (a)  Exhibits.

     3.1 Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-92052).

     3.2 By-laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

     3.3 Certificate of Amendment of Certificate of Incorporation changing the Company's name to Systemax Inc. (Incorporated herein by reference to the Company's current report on Form 8-K, filed on May 18, 1999).

     4.1 Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

     4.2  Specimen Stock Certificate. (Incorporated herein by reference to
          Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed on May 18, 1999 relating to the change of the Company's name to Systemax Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SYSTEMAX INC.


   Date:  August 13, 1999                By: /S/ RICHARD LEEDS
                                            -----------------------
                                            Richard Leeds
                                            Chairman and Chief Executive Officer


                                         By: /S/ STEVEN GOLDSCHEIN
                                            ------------------------
                                            Steven Goldschein
                                            Senior Vice President and Chief
                                             Financial Officer