Form 10-Q
period 1999-09-30
SYSTEMAX INC
filed 1999-11-15
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________


                         COMMISSION FILE NUMBER 1-13792

                                  SYSTEMAX INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                    11-3262067
(State or other jurisdiction                    I.R.S. Employer
 of incorporation or organization)              Identification No.)


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

                                 [X] Yes [ ] No

The number of shares outstanding of the registrant's Common Stock as of November 5, 1999 was 35,554,590.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYSTEMAX INC.
Condensed Consolidated Balance Sheets
(IN THOUSANDS)



                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                        1999         1998
                                                                   -------------   -----------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                           $  42,661    $  42,029
 Short term investments                                                               5,050
 Accounts receivable, net                                              192,848      154,516
 Inventories                                                           134,066      129,966
 Prepaid expenses and other current assets                              39,344       28,382
                                                                        ------       ------

     Total current assets                                              408,919      359,943

PROPERTY, PLANT AND EQUIPMENT, net                                      41,955       33,988

GOODWILL, net                                                           69,122       56,612

OTHER ASSETS                                                             4,556        3,896
                                                                         -----        -----

TOTAL                                                                $ 524,552    $ 454,439
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                               $ 218,019    $ 162,636
 Current portion of long term debt                                         626        2,681
                                                                           ---        -----

     Total current liabilities                                         218,645      165,317
                                                                       -------      -------

LONG-TERM DEBT                                                           1,985        2,493
                                                                         -----        -----

STOCKHOLDERS' EQUITY:
 Preferred stock
 Common stock, par value $.01 per share, issued 38,231,990 shares,
   outstanding 35,732,190 and 36,128,090 shares                            382          382
 Additional paid-in capital                                            176,743      176,743
 Common stock in treasury at cost - 2,499,800 and 2,103,900 shares     (34,323)     (28,604)
Accumulated other comprehensive income                                  (2,643)        (348)
 Retained earnings                                                     163,763      138,456
                                                                       -------      -------
     Total stockholders' equity                                        303,922      286,629
                                                                       -------      -------

TOTAL                                                                $ 524,552    $ 454,439
                                                                     =========    =========

See notes to condensed consolidated financial statements.

SYSTEMAX INC.
Condensed Consolidated Statements of Income
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTH                NINE MONTH
                                           PERIODS ENDED             PERIODS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                        ---------------------      ----------------------
                                          1999         1998          1999         1998
                                          ----         ----          ----         ----
                                             (Unaudited)                 (Unaudited)

NET SALES                              $  440,659   $  359,771    $1,276,109   $1,048,581

COST OF SALES                             362,962      288,167     1,042,880      834,552
                                          -------      -------     ---------      -------

GROSS PROFIT                               77,697       71,604       233,229      214,029

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES                61,884       56,024       191,319      166,745
                                           ------       ------       -------      -------

INCOME FROM OPERATIONS                     15,813       15,580        41,910       47,284

INTEREST AND OTHER INCOME-net                 271          624           625        2,227
                                              ---          ---           ---        -----

INCOME BEFORE INCOME TAXES                 16,084       16,204        42,535       49,511

PROVISION FOR INCOME TAXES                  6,770        6,643        17,228       19,466
                                            -----        -----        ------       ------

NET INCOME                             $    9,314   $    9,561    $   25,307   $   30,045
                                       ==========   ==========    ==========   ==========

Net income per common share:
    Basic                              $      .26   $      .26    $      .71   $.    .80
                                       ==========   ==========    ==========   ==========
    Diluted                            $      .26   $      .26    $      .71   $     .80
                                       ==========   ==========    ==========   ==========

Common and common equivalent shares:
    Basic                                  35,732       36,690        35,870      37,674
                                           ======       ======       =======      ======
    Diluted                                35,732       36,690        35,886      37,678
                                           ======       ======       =======      ======

See notes to condensed consolidated financial statements

SYSTEMAX INC.
Condensed Statement of Consolidated Stockholders' Equity
(IN THOUSANDS)


                                                       COMMON STOCK                                     ACCUMULATED
                                                       ------------         ADDITIONAL                     OTHER        TREASURY
                                                    NUMBER OF                PAID-IN     RETAINED      COMPREHENSIVE      STOCK
                                                     SHARES     AMOUNT       CAPITAL     EARNINGS         INCOME         AT COST
                                                    ---------   ------      ---------    --------      ------------     ---------

BALANCES, DECEMBER 31, 1998                          36,128   $   382       $ 176,743    $ 138,456     $    (348)      $ (28,604)

Change in cumulative translation adjustment                                                              ( 2,295)

Purchase of treasury shares                            (396)                                                            (  5,719)

Net income                                                                                  25,307
                                                     ------    ------         ------        ------      --------       ---------

BALANCES, SEPTEMBER 30, 1999                         35,732   $    382      $ 176,743    $ 163,763      $( 2,643)      $ (34,323)
                                                     ======   ========     ==========    =========     ==========     ===========

See notes to consolidated financial statements.

SYSTEMAX INC.
Condensed Statements of Consolidated Cash Flows
(IN THOUSANDS)


                                                                                     NINE-MONTH PERIOD
                                                                                    ENDED SEPTEMBER 30,
                                                                             --------------------------------
                                                                                 1999                1998
                                                                             ------------         -----------
                                                                                         (UNAUDITED)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                  $ 25,307              $ 30,045
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization, net                                            9,348                 5,669
   Provision for returns and doubtful accounts                                   4,746                 4,472
  Changes in certain assets and liabilities:
   Accounts receivable                                                         (39,147)              (17,435)
   Inventories                                                                    (875)               (7,210)
   Prepaid expenses and other current assets                                   (10,178)              (12,203)
   Accounts payable and accrued expenses                                        36,532                25,518
                                                                                ------                ------

     Net cash provided by operating activities                                  25,733                28,856
                                                                                ------                ------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Net change in short-term investments                                           5,050                 1,493
  Investments in property, plant and equipment                                 (13,509)               (7,985)
  Acquisitions, net of cash acquired                                            (8,398)               (5,942)
                                                                                ------                ------

     Net cash used in investing activities                                     (16,857)              (12,434)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Purchase of treasury shares                                                   (5,719)              (28,604)
  Proceeds of long-term borrowings                                               3,336
  Repayments of long-term borrowings                                            (2,487)
                                                                                ------                -------

  Net cash used in financing activities                                         (8,206)              (25,268)
                                                                                ------               -------

EFFECTS OF EXCHANGE RATES ON CASH                                                  (38)                 (166)
                                                                                   ---                  ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               632                (9,012)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 42,029                43,432
                                                                                ------                ------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $ 42,661              $ 34,420
                                                                              ========              ========


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30,1999 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and changes in stockholders' equity for the nine months ended September 30, 1999. The December 31, 1998 consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1998 and for the period then ended. The results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the three months ended September 30, 1999 increased 22% to $440.7 million compared to $359.8 million in the year-ago quarter. The increase of $80.9 million was attributable to increased demand for PCs and sales made by Simply Computers Ltd. (Simply), acquired in February 1999. The number of orders shipped increased 19% to 1.1 million compared to the year-ago quarter, and showed a 3% increase in the average order value to $402, reflecting the increased PC sales. Sales during the quarter from North American operations increased 11% to $319.6 million compared to $287.6 million in the third quarter of 1998. European sales increased 68% to $121.1 million (including approximately $30 million for Simply) compared to $72.2 million in the year-ago quarter. The effect of changes in exchange rates on European sales for the three months was not material.

     Gross profit was $77.7 million, or 17.6% of sales, compared to $71.6 million, or 19.9% of sales in the year-ago quarter, an increase of $6.1 million. The decrease in the gross profit percentage was primarily due to the continuing trend of increased sales of PCs and brand name products, which generally have a lower gross profit percentage than our other products. Increased relationship sales and a relatively lower sales contribution from higher-margin industrial products also affected the gross profit percentage unfavorably.

     Selling, general and administrative expenses for the quarter increased by $5.9 million or 10% to $61.9 million compared to $56.0 million in the third quarter of 1998. This increase resulted from the inclusion of Simply, continued expansion of our relationship marketing sales organizations and investments in the Company's "e-commerce" Internet business. This was partially offset by a decrease in advertising expenses from a reduction in the number of catalogs we mailed. As a percentage of sales, selling, general and administrative expenses improved to 14.0% compared to 15.6% in the year-ago quarter.

     Income from operations for the quarter increased to $15.8 million from $15.6 million in the year-ago quarter. Income from operations as a percentage of net sales decreased to 3.6% from 4.3% in the prior year quarter. Operating income in North America decreased 3% to $13.7 million from $14.1 million last year. Operating income in Europe increased to $2.2 million from $1.5 million in the year-ago quarter.

     Interest and other income decreased as a result of less interest income in the current year due to lower invested cash balances.

     The Company's income tax rate was 41.6% for the third quarter of 1999 and 38.5% for the third quarter of 1998. The increase was due to a variety of factors, including a change in the relative income earned in foreign locations.

     As a result of the above, net income for the quarter was $9.3 million, or $.26 per basic and diluted share, compared to $9.6 million, or $.26 per basic and diluted share, in the third quarter of 1998.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the nine months ended September 30, 1999 increased 22% to $1.276 billion compared to $1.049 billion in the year-ago period. The increase of $227 million was attributable to increased demand for PCs, sales made by Simply, acquired in February 1999, and increased sales generated by the Company's Internet sites. The number of orders increased 14% to 3.3 million compared to the year-ago period, with a 7% increase in the average order value to $392. Sales during the nine months from North American operations increased 11% to $926 million compared to $829 million in 1998. European sales increased 59% to $350 million (including approximately $76 million for Simply) compared to $220 million a year ago. The effect of changes in exchange rates on European sales for the nine months was not material.

     Gross profit was $233.2 million, or 18.3% of sales, compared to $214.0 million, or 20.4% of sales, last year, an increase of $19.2 million. The decrease in the gross profit percentage was primarily due to the continuing change in our product mix resulting from increased sales of PCs and brand name products, which generally have a lower gross profit percentage than our other products. Increased relationship sales and a relatively lower sales contribution from higher-margin industrial products also affected the gross profit percentage unfavorably.

     Selling, general and administrative expenses for the period increased by $24.6 million or 14.7% to $191.3 million compared to $166.7 million in the first nine months of 1998. This increase was primarily the result of continuing investments for expansion of the relationship marketing sales organizations, investments in the Company's "e-commerce" Internet business, the inclusion of Simply and one-time charges of $4.1 million recorded in the second quarter for reserves related to certain contingencies and a write-off of goodwill associated with a variety of small acquisitions made during the last few years. This was partially offset by a decrease in net advertising expense as a result of a reduction in the number of catalogs mailed, combined with increased vendor participation and the overall leveraging of selling, general and administrative expenses over the larger sales base. Selling, general and administrative expenses as a percentage of sales improved to 15.0% compared to 15.9% in the year-ago period.

     Income from operations for the period decreased by $5.4 million to $41.9 million from $47.3 million in the year-ago period. Income from operations as a percentage of net sales decreased to 3.3% from 4.5% a year ago. Operating income in North America decreased 12% to $35.2 million from $39.8 million in the year ago period. Income from operations in Europe decreased to $6.7 million from $7.4 million in the year ago period.

     Interest and other income decreased as a result of less interest income in the current year due to lower invested cash balances.

     The Company's income tax rate was 40.5% for the first nine months of 1999 and 39.3% for the year-ago period, increasing due to a variety of factors, both domestic and international.

     As a result of the above, net income for the nine months was $25.3 million, or $.71 per basic and diluted share, compared to $30.0 million, or $.80 per basic and diluted share, in the year-ago period.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs are to finance working capital for sales growth, investments in property, equipment and information technology and business acquisitions. Cash and cash equivalents totaled approximately $43 million at September 30, 1999. For the nine months ended September 30, 1999, the Company generated cash from operating activities of $25.7 million compared to $28.9 million for the year ago period. The decrease resulted from lower net income in 1999 and increased accounts receivable as a result of the increased sales volume. These were partially offset by an increase in accounts payable. Cash was used in investing activities, primarily for the purchase of Simply Computers and additions of capital equipment. Cash was also used in financing activities for the purchase of additional treasury shares and repayment of a mortgage loan. For the nine months ended September 30, 1999, cash and cash equivalents increased by $0.6 million.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:
     (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates,
     (iii) the operation of the Company's management information systems including the costs and effects associated with the year 2000 date change problem, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company,
     (xi) risks associated with delivery of merchandise to customers by utilizing common delivery services such as UPS, including possible strikes,
     (xii) risks due to shifts in market demand and/or price erosion of owned inventory, (xiii) borrowing costs, (xiv) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xv) pending or threatened litigation and investigations and (xvi) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

     The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect Systemax's sales (as expressed in U.S. dollars), gross margins, operating expenses and retained earnings. The Company may engage in hedging programs aimed at limiting in part the impact of certain currency fluctuations. Using primarily forward exchange and foreign currency option contracts, Systemax from time to time hedges certain of its assets that may impact the Statement of Consolidated Income when remeasured according to generally accepted accounting principles. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales forecasts, volatility of the currency markets, availability of hedging instruments and the credit-worthiness of the parties which have entered into such contracts with the Company. All currency contracts that are entered into by Systemax are for the sole purpose of hedging an existing or anticipated currency exposure, not for speculative or trading purposes. In spite of Systemax's hedging efforts to reduce the effect of changes in exchange rates against the U.S. dollar, the Company sales or costs could still be adversely affected by changes in those exchange rates.

     As of September 30,1999, the Company had no outstanding forward exchange contracts.


PART II - OTHER INFORMATION

ITEM 5. On October 25,1999 the Board of Directors of the Company adopted the Systemax 1999 Long-Term Stock Incentive Plan which authorizes a committee composed of the Board's non-employee directors to grant to eligible employees of the Company non-qualified stock options, stock appreciation rights, restricted stock awards or other stock-based awards representing a total of 2,000,000 shares of common stock of the Company, subject to adjustment in certain cases. The 1999 Long-Term Stock Incentive Plan is intended to supplement the Company's existing stock incentive plans, namely, the 1995 Long-Term Stock Incentive Plan and the 1995 Stock Plan for Non-Employee Directors.

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

     19   Systemax 1999 Long-Term Stock Incentive Plan.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYSTEMAX INC.



Date:  November 12, 1999            By:  /S/ RICHARD LEEDS
                                         -----------------------------------
                                          Richard Leeds
                                          Chairman and Chief Executive Officer




                                    By:  /S/ STEVEN GOLDSCHEIN
                                         -------------------------------
                                          Steven Goldschein
                                          Senior Vice President and Chief
                                          Financial Officer

                                 EXHIBIT INDEX

Exhibit No.
-----------
    19              Systemax 1999 Long-Term Stock Incentive Plan
                    Stock Incentive Plan

    27              Financial Data Schedule