Form 10-K
period 1999-12-31
SYSTEMAX INC
filed 2000-03-30
CIK 945114

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
 [X]              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       or

 [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                             Commission File Number:
                                     1-13792
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 608-7000
                     ---------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                WHICH REGISTERED
    -------------------                               -------------------------
 Common Stock, par value $ .01 per share              New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                              --------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2000 was approximately $88,171,000. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

          The number of shares outstanding of the registrant's common stock, as of March 17, 2000, was 34,572,290 shares.

          Documents incorporated by reference: The definitive Proxy Statement of Systemax Inc. relating to the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS
Part I
 Item 1.   Business...........................................................1
             General..........................................................1
             Recent Developments..............................................2
             Products.........................................................2
             Sales and Marketing..............................................2
             Distribution Centers.............................................5
             Suppliers........................................................5
             Management Information Systems...................................5
             Research and Development.........................................6
             Competition......................................................6
             Employees........................................................7
             Environmental Matters............................................8
             Financial Information About Foreign and Domestic Operations......8
 Item 2.   Properties.........................................................9
 Item 3.   Legal Proceedings..................................................9
 Item 4.   Submission of Matters to a Vote of Security Holders...............10

Part II
 Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters.............................................10
 Item 6.   Selected Financial Data...........................................10
 Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................12
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........17
 Item 8.   Financial Statements and Supplementary Data.......................17
 Item 9.   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure........................................18

Part III
 Item 10.  Directors and Executive Officers of the Registrant................18
 Item 11.  Executive Compensation............................................18
 Item 12.  Security Ownership of Certain Beneficial Owners and Management....18
 Item 13.  Certain Relationships and Related Transactions....................18

Part IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...18

           Signatures........................................................21

                                     PART I

          UNLESS OTHERWISE INDICATED, ALL REFERENCES HEREIN TO SYSTEMAX INC. (SOMETIMES REFERRED TO AS "SYSTEMAX" OR THE "COMPANY") INCLUDE ITS SUBSIDIARIES.

ITEM 1. BUSINESS.

GENERAL

          Systemax is a direct marketer of both private label and brand name personal desktop computers ("PCs"), notebook computers, computer related products and industrial products in North America and Europe. The Company assembles its own PCs, primarily on a "build to order" basis, and sells them under the trademarks MIDWEST MICRO(R), SYSTEMAX(TM), TIGER(R) and ULTRA(TM). The Company features a broad selection oF products, extensive customer service and prompt order fulfillment. Systemax has grown rapidly as a result of internal growth and strategic acquisitions while maintaining a high level of profitability. The Company's net sales have increased at a compound annual growth rate of 29% to $1.75 billion in 1999 from $634.5 million in 1995. Computers and computer related products accounted for 87% of the Company's net sales in 1999.

          Systemax markets its products through an integrated system of distinctively branded, full-color direct mail catalogs, proprietary "e-commerce" Internet sites and personalized "relationship marketing" to business customers. The Company targets individuals at major accounts (customers with more than 1,000 employees), mid-sized accounts (customers with 20 to 1,000 employees), small office/home office ("SOHO") customers and resellers. The Company's portfolio of catalogs includes such established brand names as GLOBAL COMPUTER SUPPLIES(TM), MISCO(R), HCS GLOBAL(TM), HCS MISCO(TM), ARROWSTAR(TM), DARTEK.COM, POWER UP!(R), TIGERDIRECT.COM(TM), 06(TM), MIDWEST MICRO(TM) and INFOTEL(TM). Catalog mailings increased from approximately 98 million catalogs comprising 18 different titles in 1993 to approximately 171 million catalogs comprising 37 different titles in 1999. The Company currently has 19 e-commerce web sites and in 1999 generated over $83 million in unassisted Internet sales. At December 31, 1999, the Company had 1.8 million active customers (defined as individuals who have purchased from the Company within the preceding 12 months) and combined customer and prospect files of more than 48 million names.

          The Company operates in nine locations in North America. The Company's North American operations accounted for 72% of net sales in 1999. For some of the Company's operations, functions such as merchandising, marketing, purchasing and information systems are performed centrally.

          European operations, which represented 28% of net sales for 1999, are generated from nine sales and distribution centers located across Europe: two in England and one each in Scotland, France, Germany, Italy, Spain, the Netherlands and Sweden.

          Most of the Company's products are carried in stock, and orders for such products are fulfilled directly from the Company's distribution centers, typically on the day the order is received. The strategic locations of the Company's distribution centers allow next day or second day delivery via low cost ground carriers throughout the United States, Canada and Western Europe. The strategic locations in Europe have enabled the Company to market into four additional countries with limited incremental investment. The Company also maintains relationships with a number of distributors that deliver products directly to the Company's customers.

RECENT DEVELOPMENTS

          In October 1999 the Company acquired the assets of Proteva Inc. ("Proteva"), a brand name personal computer manufacturer and distributor headquartered in Posen, Illinois for cash and the assumption of certain obligations. Proteva PCs are generally sold through large national and regional merchandisers and consumer electronics chains.

PRODUCTS

          In positioning itself as a corporate supplier, the Company has consistently expanded the breadth of its product offerings in order to fulfill the increasingly wide range of product needs of its business customers. In total, Systemax offers over 40,000 brand name and private label products.

          Computer sales include a wide array of private label PCs complemented by offerings of brand named PCs and notebook computers. The Company's computer related products include supplies such as laser printer toner cartridges, ink jet printer cartridges, and paper; media such as floppy disks and magnetic tape cartridges; peripherals such as hard disk drives, printers and scanners; memory upgrades; data communication and networking equipment; ergonomic accessories such as adjustable monitor support arms and anti-glare screens; and packaged software.

          The Company's industrial products include storage equipment such as metal shelving, bins and lockers, light material handling equipment such as hand carts and hand trucks; furniture, small office machines and related supplies; and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items. The table below summarizes the Company's mix of sales by product category:

      PRODUCT TYPE - YEAR ENDED DECEMBER 31 (PERCENTAGE OF TOTAL SALES)
      -----------------------------------------------------------------
                                                            1999   1998    1997
                                                            ----   ----    ----
         Computer and Computer Related Products............  87%    84%     80%
         Industrial Products...............................  13     16      20
                                                             --     --      --
         Total............................................. 100%   100%    100%
                                                            ====   ====    ====

          Historically, the Company focused primarily on non-branded or private label products. In 1993 the Company expanded its offerings of brand name computer related products, including peripherals, data communications and networking equipment, software and supplies. In 1995 the Company further expanded its offering of brand name products to include notebooks, desktops and servers. In addition, in 1997 the Company entered the "build to order" PC market through the acquisition of Infotel, Inc. (now Midwest Micro Corp.). In 1998 and 1999 the Company has focused its efforts on the expansion of its PC assembly business by substantially increasing its factory capacity. These strategies have impacted the Company's overall gross profit margin percentages as sales of PCs typically have lower gross profit margin percentages than many of the Company's other products. A significant amount of this decrease in gross profit margin has been offset by reduced catalog production costs resulting from increased levels of vendor supported advertising, improved catalog management, and cost efficiencies.


SALES AND MARKETING

          Systemax has established an integrated three-pronged system of direct marketing designed to maximize sales. The Company's traditional method of frequent catalog mailings generating inbound telephone sales has been complemented by more personalized "relationship marketing" to larger business customers and the availability of interactive Company web sites which allow customers to purchase products directly over the Internet. The Company believes that the integration of these three marketing methods will enable it to more thoroughly penetrate its customer base. Increased Internet exposure, for example, should lead not only to more Internet sales but can also generate more inbound telephone sales; just as catalog mailings which feature the Company's web sites can result in greater Internet sales.

          CATALOGS AND INBOUND SALES

          The Company produces a total of 37 full-line and targeted specialty catalogs under distinct titles. Full-line computer product catalogs offer products such as PCs and hardware, peripherals, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. Systemax mails multiple catalogs to many individuals at each location, providing the Company with multiple points-of-entry into a business location. Once a prospect purchases a particular product, however, the Company's customers have exhibited strong brand loyalty, resulting in limited customer overlap among the Company's various catalog brands. This multiple brand strategy, with the accompanying customer exposure to the Company's products, is a crucial factor in the Company's strategy to increase sales volume through broader market coverage and improve the productivity of its customer file through more focused marketing.

          During 1999, the Company distributed approximately 171 million catalogs, of which approximately 134 million catalogs were mailed in North America and approximately 37 million catalogs were distributed in Europe. At December 31, 1999, the Company had 1.8 million active customers.

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

          Systemax's catalogs generate calls to the inbound sales group. Sales representatives use the capabilities of the Company's information systems to fulfill orders and explore additional customer product needs. Each sales representative has immediate access to customer files, including usage and billing information, and real-time inventory levels by distribution center. Using this data, inbound sales personnel are also prompted by their computer screen to cross-sell selected products and obtain specific information relating to customer-specific purchasing habits and product needs.

          RELATIONSHIP MARKETING

          The Company's relationship marketing program focuses on expanding penetration of large and mid-sized businesses by establishing a personal relationship between such customers and a designated Systemax account manager. In the United States, Systemax also has the ability to provide such customers with electronic data interchange ("EDI") ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by customers. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. In 1999 the Company added approximately 300 relationship marketing personnel, for a total of approximately 1,000 by year end. As a result, relationship marketing sales increased 53% from 1998 to $723 million, or 41% of total revenues.

          INTERNET MARKETING AND SALES

          In the past two years, the Company has greatly expanded and upgraded its Internet presence. By year end, the Company had nineteen e-commerce sites, including WWW.SYSTEMAXPC.COM, WWW.GLOBALCOMPUTER.COM, WWW.MWMICRO.COM, WWW.DARTEK.COM, WWW.TIGERDIRECT.COM, and WWW.EZBID.COM, offering a wide variety of computer, office and industrial products. Many of these sites also permit customers to purchase "build to order" PC's configured to their own specifications. In 1999 the Company had over $83 million in unassisted Internet sales, or 5% of total revenues.

          CUSTOMER AND PROSPECT DATABASE

          Systemax has invested consistently and aggressively in developing a proprietary customer and prospect database. This database, which includes more than 48 million names, represents a major asset of the Company. The Company considers its customers to be the various individuals who work within an organization rather than the business location itself. The customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and purchasing history. Management believes that this variety and depth of information on its customers provides Systemax a significant competitive advantage.

          CUSTOMER SERVICE AND SUPPORT

          Order entry and fulfillment occurs at each of the Company's 18 locations. Systemax generally provides toll- free telephone number access to its customers. The integration of the Company's call centers also provide domestic locations with telephone backup in the event of a disruption in phone service. In addition to telephone orders, Systemax also receives orders by mail, by fax, by EDI and on the Internet.

          When an order is entered into the system, it is submitted for credit or credit card approval, as applicable. Upon approval, the order is electronically transmitted to the warehouse and a packing slip is printed for order fulfillment. Approximately 73% of the Company's 1999 sales were on open account and the Company's bad debt experience has traditionally been less than 1% of sales. Orders generally are shipped by United Parcel Service in the United States and by similar national small package delivery services in Europe, as well as by various freight lines and local carriers. Air freight is also available. As a result of the regional locations of the Company's warehouses, Systemax estimates that most customers receive their orders (other than custom items, large furniture and large industrial items shipped directly by the vendor) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment.

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


DISTRIBUTION CENTERS

          NORTH AMERICA

          The Company operates nine separate sales and distribution facilities in North America. Certain of these facilities are linked by a wide area network management information system. In the event of adverse delivery conditions (such as bad weather) the Company can shift inbound calls and/or order fulfillment and shipping to an alternative location. Management believes this provides Systemax with important operating flexibility and protection from possible sales interruptions for many of its North American businesses. See "Management Information Systems."

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


SUPPLIERS

          In North America, the Company purchases the majority of its products and components directly from manufacturers, except for certain peripherals, software and hardware products which are purchased through wholesale distributors. In Europe, products are sourced from a combination of local manufacturers and wholesalers. Substantially all of the European catalog product content is sourced in Europe. No single supplier accounted for more than 10% of Systemax's total purchases in 1999.

          Private label products are manufactured either by the Company or by third parties to the Company's specifications. Many of these private label products have been designed or developed by the Company's in- house research and development teams. See "Research and Development".


MANAGEMENT INFORMATION SYSTEMS

          The Company operates information systems that allow centralized management of key functions. These include communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. These management information systems enable the Company to enhance its flexibility by promptly shipping customer orders (usually on a same-day basis), responding quickly to order changes and providing a high level of customer service. The Company maintains a database of over 45 million customer and prospect names and keeps records of historical purchasing patterns in order to prompt sales personnel with product suggestions to expand customer order values. In addition, the Company has developed a customer prospecting function based upon geographic, economic and demographic data which enables Systemax to utilize its information systems to maintain and expand its customer data files. These applications enable the Company to achieve cost savings, deliver extensive customer service and centrally manage its operations.


RESEARCH AND DEVELOPMENT

          The Company's research and development teams design and develop products for Systemax's private label programs. The individuals responsible for research and development have backgrounds in engineering and industrial design.

          This in-house capability provides important support to the private label programs. Many of the Company's private label products were designed or developed by an in-house research and development team. Examples of products designed in-house include PC's, furniture, ergonomic monitor support arms, printer and monitor stands, wrist rests and other durable computer related products, storage racks and shelving systems, various stock and storage carts, work benches, plastic bins and shop furniture. The Company owns the tooling for many of these products, including plastic bins, computer accessories, furniture, and metal alloy monitor arms. See "Research and Development Costs" in Footnote 1 to the Consolidated Financial Statements for further information.


COMPETITION

          PCS AND NOTEBOOK COMPUTERS

          The North American and European computer industries are highly competitive with many U.S., Asian and European companies vying for market share. There are few barriers of entry to the PC market with PCs being sold through the direct market channel, directly from manufacturers, computer superstores, mass merchants and over the Internet. Timely introduction of new products or product features are critical elements to remaining competitive. Other competitive factors include product performance, quality and reliability, technical service and customer support, marketing and distribution and price. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors. Some of the Company's competitors have stronger brand-recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than the Company. Additionally, the Company's results could also be adversely affected should it be unable to implement effectively its technological and marketing arrangements with other companies, such as Microsoft(R), Intel(R) and Advanced Micro Devices.

          COMPUTER RELATED PRODUCTS

          The North American computer related products market is highly fragmented and characterized by multiple channels of distribution, including direct response (mail order) distributors, local and national retail computer stores that carry computer supplies, computer resellers, mass merchants, computer "superstores" and the Internet. The tremendous growth in the computer related products market during the past ten years has been accompanied by substantial changes in the nature of product distribution and sales. The decentralization of computers throughout factory, business, engineering and office environments has made it increasingly difficult and expensive for many suppliers to use traditional direct sales methods to locate users, initiate sales contacts and effectively provide service to customers. Average order values also tend to be smaller than in the past, reflecting individual requirements rather than the greater needs traditionally associated with centralized data processing departments. These changes in the structure of the computer related products market have placed traditional distributors with direct sales forces at a competitive disadvantage due to their cost structures and established selling methods. As a result, direct marketers have been able to increase sales to the larger businesses that have traditionally been served by contract stationers and value added resellers. They have also been able to capture sales volume and market share from the numerous small retail computer stores.

          In Europe, the Company's major competitors are regional or country-specific retail and direct-mail distribution companies. The Company's presence in eight European countries provides Systemax with the flexibility to purchase large volumes centrally. In addition, the commonality of certain core pages of the European catalogs provides for economies in catalog production. The Company believes that these factors allow it to take advantage of cost savings not available to many of its competitors in Europe.

          There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors.

          INDUSTRIAL PRODUCTS

          The market for the sale of industrial products in the United States is highly fragmented and is characterized by multiple distribution channels such as retail outlets, small dealerships, direct mail distribution and large warehouse stores. Systemax also faces competition from manufacturers' own sales representatives who sell industrial equipment directly to customers, and from regional or local distributors. Many high volume purchasers, however, utilize catalog distributors as their first source of product specifications. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service and convenience. The Company believes that direct mail is an effective and convenient distribution method to reach mid-sized facilities which place many small orders and require a wide selection of products. In addition, because the industrial products market is highly fragmented and generally less brand oriented, it is well suited to private label products. The majority of the Company's industrial products are high gross profit margin, private label products.

          Competition with respect to industrial products in the United Kingdom is similar to competition in the U.S., with the exception that most direct mail companies in the United Kingdom drop ship the majority of their products from the manufacturer, resulting in long delivery lead times. As Systemax stocks the majority of its products featured in its dedicated industrial catalogs, management believes it has a significant advantage over most of its direct mail competitors in the United Kingdom.

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

EMPLOYEES

          As of December 31, 1999, the Company employed a total of 4,311 employees, including 4,140 full-time and 171 part-time employees, of whom 3,175 were in North America and 1,136 were in Europe.

          None of the Company's employees is represented by a labor union, except for approximately 50 warehouse employees in New York who are covered by an "open-shop" agreement with the Company, which expires at the end of 2001. These employees are not required to join the union.

          The Company considers its relationships with employees to be good and has not experienced a work stoppage in 24 years.


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


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The Company conducts its business in North America (the United States and Canada) and Europe. The following sets forth the Company's operations in its two geographic markets (in thousands):

     1999                           EUROPE        NORTH AMERICA        TOTAL
     ----                        -----------      -------------     -----------
     NET SALES.................    $491,071        $1,263,401       $ 1,754,472
     INCOME FROM OPERATIONS....     $10,541           $49,294           $59,835
     IDENTIFIABLE ASSETS.......     $92,050          $457,912          $549,962

     1998                           EUROPE        NORTH AMERICA        TOTAL
     ----                        -----------      -------------    ------------
     Net sales.................    $314,404        $1,121,250       $ 1,435,654
     Income from operations....     $10,851           $53,497           $64,348
     Identifiable assets.......    $111,412          $343,027          $454,439

     1997                           EUROPE        NORTH AMERICA        TOTAL
     ----                        -----------      -------------    ------------
     Net sales.................    $270,236          $875,152        $1,145,388
     Income from operations....      $3,423           $55,839           $59,262
     Identifiable assets.......     $82,548          $317,197          $399,745


ITEM 2. PROPERTIES.

          The Company's primary facilities, which are leased except where otherwise indicated, are as follows:


                                                                 APPROX           EXPIRATION
 FACILITY                            LOCATION                    SQ. FT.          OF LEASE*
 --------                            --------                    -------          ---------
Headquarters, Sales and
  Distribution Center, Catalog
  Operations(1)....................Port Washington, NY           178,000          2007
Sales and Distribution Center(1)...Suwanee, GA                   130,000          2000
Sales and Distribution Center......Compton, CA                   140,000          2007
Sales and Distribution Center......Naperville, IL                241,000          2010
Sales Center.......................Holmdel, NJ                    51,000          2002
Sales and Distribution Center......Markham, Ontario               45,000          2005
Sales and Distribution Center......Verrieres le Buisson, France   24,000          2002
Sales and Distribution Center......Dreieich, Germany              92,000          2010
Sales and Distribution Center......Madrid, Spain                  35,000           (2)
Sales and Distribution Center......Milan, Italy                   45,000          2003
Sales and Distribution Center......Greenock, Scotland             78,000         owned
Sales and Distribution Center......Wellingborough, England        45,000          2013
Sales and Distribution Center......London, England                64,000          2007
Sales Center.......................Miami, FL                      71,000          2010
Sales Center.......................Amstelveen, Netherlands         5,000          2000
PC Assembly, Sales
   and Distribution Center.........Fletcher, Ohio                297,000         owned
European Headquarters..............Uxbridge, England               7,400          2005
-----------

 (1) Facilities leased from related parties. See "Certain Relationships and Related Transactions--Agreements-- Leases and Related Guarantees."

 (2) Terminable upon two months prior written notice.

  * The Company does not anticipate any difficulty in renewing or replacing the Company's existing facility leases when such leases expire.

ITEM 3. LEGAL PROCEEDINGS.

          In March 1998 the Company filed suit against a bankrupt supplier and its lenders seeking monetary damages of $2.8 million plus interest for breach of contract and warranty. In September 1998 the defendants denied the Company's allegations and counterclaimed alleging outstanding amounts owed and damages totaling $12.2 million plus interest. In December 1999, the parties agreed to settle the lawsuit and dismiss their respective claims. After the payment of a cash settlement, the Company's fourth quarter results of operations were positively impacted ($3.0 million net of taxes) by the reversal of amounts previously reserved for in connection with this lawsuit.

          The Company is a party to various other legal actions arising in the normal course of business, none of which, in management's opinion, is anticipated to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          During the quarter ended December 31, 1999, there were no matters submitted to a vote of the Company's security holders.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded on the New York Stock Exchange under the symbol "SYX". The following table sets forth the high and low sales price of the Company's Common Stock as reported on the New York Stock Exchange for the periods indicated.


      1999                                   HIGH            LOW

      FIRST QUARTER.......................  $23 1/16         $12 3/4
      SECOND QUARTER......................   18 1/8           10 1/16
      THIRD QUARTER.......................   11 3/4            8 3/8
      FOURTH QUARTER......................   10                7 5/16

      1998

      First quarter.......................  $23 1/16        $ 15
      Second quarter......................   22 3/8           12 1/2
      Third quarter.......................   14 3/8           12 1/16
      Fourth quarter......................   25 1/4            9 1/4


          On March 17, 2000, the last reported sale price of the Company's Common Stock on the New York Stock Exchange was $9 1/8 per share. As of March 17, 2000, the Company had 277 stockholders of record.

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


ITEM 6. SELECTED FINANCIAL DATA.

          The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected income statement data for the years ended December 31, 1999, 1998 and 1997 and the selected balance sheet data as of December 31, 1999 and 1998 is derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 31, 1997, 1996 and 1995 and the selected income statement data for the year ended December 31, 1996 is derived from the audited financial statements of the Company which are not included in this report. The selected income statement data for the year ended December 31, 1995 is derived from the audited financial statements of interrelated predecessor companies of Systemax which are not included in this report.


INCOME STATEMENT DATA:
(IN MILLIONS, EXCEPT PER COMMON SHARE DATA, NUMBER OF CATALOG TITLES AND NUMBER OF COUNTRIES)

                                                          1999        1998         1997         1996         1995
                                                          ----        ----         ----         ----         ----
    Net sales........................................   $1,754.5   $1,435.7     $1,145.4       $911.9       $634.5
    Gross profit.....................................     $314.5     $288.6       $265.5       $249.6       $197.3
    Selling, general and
       administrative expenses......................      $254.7     $224.2       $206.3       $180.1       $143.2
    Income from operations..........................       $59.8      $64.3        $59.3        $69.5        $54.1
    Income taxes....................................       $24.5      $25.8        $23.3        $27.7        $21.0(2)
    Net income......................................       $36.0      $41.3        $38.8        $43.7        $33.1(2)

    Net income per common share:
        Basic.......................................       $1.01      $1.11        $1.02        $1.16         $.93(2)
        Diluted.....................................       $1.01      $1.11        $1.02        $1.15         $.93(2)

    Weighted average common shares outstanding:
        Basic.......................................       35.8        37.3         38.0         37.6         35.5(2)
        Diluted.....................................       35.8        37.3         38.2         38.1         35.5(2)

SELECTED OPERATING DATA:
    Active customers (1)............................        1.8         1.8          1.8          1.7          1.7
    Orders entered..................................        4.4         3.8          3.5          3.4          2.5
    Number of catalogs distributed..................        171         179          162          160          122
    Number of catalog titles........................         37          44           41           40           32
    Number of countries receiving catalogs..........         14          14           13           12           10


BALANCE SHEET DATA (AT DECEMBER 31, IN MILLIONS):

    Working capital ................................     $186.9      $194.6        $187.8       $194.4      $122.2
    Total assets....................................     $550.0      $454.4        $399.7       $331.4      $247.5
    Short-term debt.................................       $9.0                                    $.5        $5.4
    Long-term debt, excluding current portion.......       $1.7        $2.5          $2.0         $2.0        $2.9
    Stockholders' equity............................     $308.3      $286.6        $272.2       $228.6      $154.0

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

          The following table represents the Company's consolidated statement of income data expressed as a percentage of net sales for the three most recent fiscal years:

                                                  1999       1998         1997
                                                  ----       ----         ----
   Net sales...................................  100.0%      100.0%      100.0%
   Gross profit................................   17.9        20.1        23.2
   Selling, general and administrative expenses   14.5        15.6        18.0
   Income from operations......................    3.4         4.5         5.2
   Interest income.............................     .1          .2          .3
   Interest expense............................
   Income taxes................................    1.4         1.8         2.0
   Net income..................................    2.1         2.9         3.4


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

          Net sales increased by $318.8 million or 22.2% to $1.75 billion in 1999 from $1.44 billion in 1998. This increase was primarily attributable to increased demand for the Company's PC's, increased revenue from relationship marketing sales and the inclusion of sales from Simply Computers Ltd. ("Simply") since its acquisition at the beginning of February 1999. Sales from the Company's North American operations increased 12.7% to $1.26 billion in 1999 from $1.12 billion in 1998. European sales increased to $491.1 million in 1999 (including approximately $110 million from Simply) from $314.4 million in 1998, an increase of 56.2%. The effect of changes in exchange rates on European sales for the year was not significant.

          Gross profit, which consists of net sales less product, shipping, assembly and certain distribution center costs, increased by $26.0 million or 9.0% to $314.5 million in 1999 from $288.5 million in 1998. Gross profit margin decreased to 17.9% in 1999 from 20.1% in 1998. The decrease in gross profit margin resulted from a continuing shift in product mix, reflecting a greater percentage of PCs (which typically have a lower gross profit margin percentage than many of the Company's other products) and increased relationship marketing sales. Industry-wide shortages in certain key PC components also resulted in increased costs. The relatively lower sales contribution from higher-margin industrial products continues to affect gross margin percentage unfavorably.

          A portion of the decline in gross profit margin has been offset by the continued decline of selling, general and administrative expenses as a percentage of net sales. While selling, general and administrative expenses increased by $30.5 million or 13.6% to $254.7 million in 1999 from $224.2 million in 1998, as a percentage of net sales they decreased to 14.5% in 1999 from 15.6% in 1998. The decrease as a percentage of net sales was primarily attributable to reduced catalog costs in North America as a result of the increased efficiencies from larger average order sizes, vendor supported advertising, continued expense control and the leveraging of selling, general and administrative expenses over a larger sales base.

          Income from operations decreased by $4.5 million or 7.0% to $59.8 million in 1999 from $64.3 million in 1998. Income from operations as a percentage of net sales decreased to 3.4% from 4.5% in 1998.

          Interest income decreased to $1.2 million in 1999 from $3.2 million in 1998 primarily due to lower levels of investments in short-term securities.

          The effective tax rate in 1999 increased to 40.5% from 38.5% in 1998 as a result of higher state and local taxes in the United States and a change in the relative income earned in foreign locations.

          As a result of the factors discussed above, net income decreased $5.2 million or 12.7% to $36.0 million in 1999.

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

          Gross profit increased by $23 million or 8.7% to $288.6 million in 1998 from $265.5 million in 1997. Gross profit margin decreased to 20.1% in 1998 from 23.2% in 1997. Gross profit margin on PCs improved in the current year. With sales of PCs representing an increasing proportion of the Company's sales and with margins that are lower than on other products, they have the effect of decreasing the overall gross profit margin. The decrease in the gross profit margin was also due to increased sales of brand name computer related products, which typically have lower gross profit margins, and the relatively lower sales contribution of higher-margin industrial products.

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

          The effective tax rate increased to 38.5% in 1998 from 37.5% in 1997 as a result of a higher effective state income tax rate and a change in the mix of income earned in foreign countries.

          As a result of the factors discussed above, net income increased $2.4 million, or 6.3%, to $41.3 million in 1998.

SEASONALITY

          The operations of the Company are somewhat seasonal. In particular, net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during the summer months. The following table sets forth the net sales, gross profit and income from operations for each of the quarters since January 1, 1998 (AMOUNTS IN MILLIONS).

         1999                                               MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
         ----                                               --------      -------      ------------      -----------
         NET SALES......................................       $422         $414           $440           $478
         GROSS PROFIT...................................        $79          $76            $78            $81
         INCOME FROM OPERATIONS.........................        $17           $9            $16            $18

         1998                                               MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
         ----                                               --------      -------      ------------      -----------
         Net sales......................................       $358         $331           $360           $387
         Gross profit...................................        $75          $67            $72            $75
         Income from operations.........................        $20          $12            $16            $17

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital needs are to finance working capital for sales growth, investments in property, equipment and information technology and business acquisitions. The Company's primary source of financing has been cash from operations. The Company believes that its cash flow from operations, existing cash and available lines of credit will be adequate to support its current and anticipated activities.

          The Company continues to maintain a strong financial position. Cash flow is provided primarily by operations. Cash flow from operating activities was $20.5 million in 1999, $37.8 million in 1998 and $33.1 million in 1997. The decrease in cash flow in 1999 resulted from increased inventories, caused by a one-time buildup to service increased demand. Additionally, accounts receivable increased in 1999 as a result of the increase in sales and an increase in the average days sales outstanding due to a change in the mix of sales by location. The increase in inventories and accounts payable and accrued expenses in 1998 resulted from expansion activities in the Company's PC assembly operation and increased sales activity.

          In 1999 the Company used net cash of $36.1 million for investing activities. Expenditures for property, plant and equipment totaled $22.0 million and included expansion of the Company's PC assembly facility and improvements to information systems. Expenditures for business acquisitions, including the payment of contingent consideration, totaled $19.2 million. Short-term investments decreased by $5.0 million to partially fund these activities. Net cash of $13.0 million was used in 1998 in investing activities for business acquisitions and additions to property, plant and equipment, offset by a $4.0 million decrease in short-term investments. This included capacity expansion at the PC assembly facility, completion of the new Compton, California facility and improvements to information systems. Net cash used in investing activities in 1997 was primarily for the acquisition of Midwest Micro and the acquisition of furniture, fixtures and leasehold improvements needed to accommodate increased staff levels at the new Compton, California facility. Short- term investments were decreased by $22.0 million as partial funding for these activities resulting in net cash used of $25.2 million for investing activities for the year.

          In 1999 $3.8 million of cash was used in financing activities. In 1998 $25.4 million was used and in 1997 $0.5 million was used. In 1999, $10.1 million was used to repurchase additional shares of the Company's common stock and $2.5 million was used to repay a mortgage loan. This was partially funded by $9.0 million in short-term bank borrowings. In 1998, the Company used $28.6 million of cash to purchase shares of its common stock. The use of funds in 1997 was for the repayment of long-term debt.

          The Company maintains secured and unsecured lines of credit with various financial institutions under which the maximum aggregate amount available is approximately $74 million. As of December 31, 1999, the Company had $9 million of outstanding borrowings under these lines of credit. Borrowings under the lines bear interest based on either the prime rate or LIBOR. The maximum borrowings under the facilities are reduced where applicable by the value of any outstanding letters of credit issued on behalf of the Company. The Company does not anticipate any difficulty in renewing or replacing any if its lines of credit as they expire.

          The Company is party to certain litigation, as disclosed in "Commitments and Contingencies" in the Notes to Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial statements.

          Anticipated capital expenditures in 2000 are expected to approximate $20 million, which the Company plans to fund out of cash from operations and its lines of credit. These capital expenditures are primarily for the purchase of a new distribution center in Georgia and the acquisition of information technology systems and other fixed assets.

YEAR 2000 COMPLIANCE

          Based on current information, management believes that the Company is now Y2K compliant. The cost of achieving such compliance did not have a materially adverse effect on the Company's results of operations or financial condition.

          INTERNAL SYSTEMS

          The Company has tested and, as necessary, repaired or replaced its internal PC hardware/software and computer network systems, and management believes that they are now Y2K compliant. The Company's phone systems have been tested and are Y2K compliant. The Company's internal business systems in both North America and Europe are Y2K compliant.

          The Company contacted its key vendors and service providers to ascertain their Y2K compliance to the extent that their problems could affect the Company's internal systems or other aspects of its business. Inquiry letters were sent to all key vendors and service providers. Positive responses or other assurances were received from all of our significant vendors and service providers.

          PRODUCTS SOLD

          The Company questioned its vendors as to the Y2K compliance status of the brand name (i.e. third party-manufactured) hardware and software products it sells. This includes the brand name software that is pre-loaded onto the private label PCs the Company sells. Substantially all of the Company's significant vendors have indicated that their products are Y2K compliant although the Company makes no warranties to customers regarding the Y2K compliance of third-party manufactured products.

IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

          The Company has extensive operations in certain European countries, including France, Germany, Italy, the Netherlands, Spain, Sweden, England and Scotland. It also sells to additional countries in Europe. For the 1999 fiscal year, approximately 28% of the Company's net sales were in Europe. With the exception of Sweden and the United Kingdom, all of the countries in which the Company has operations have confirmed their participation in a new 11-country European common currency, the Euro. The adoption of such common currency is being phased in over a three-year period which started in January 1999. During such phase-in period, both the Euro and the historical currency of a country will be valid, although new Euro- denominated currency will not be issued until 2002. Each member-country will decide when its legacy currency will cease to be legal tender, which will occur during the period January 1 through June 30, 2002. Until the introduction of Euro-denominated currency, the paying party will have the option to decide whether to pay in the legacy currency or in Euros converted to the legacy currency.

          Among other possible economic implications, it is expected that the adoption of a common currency will generally lead to greater price transparency and thereby increased competition within the common currency zone. For instance, with a single currency applicable to the entire region, consumers may be able to more easily discern differences in price for the Company's products between different countries and modify their buying practices accordingly. This is less likely to be a factor for the Company than for many other companies since the Company currently only advertises the Euro price on its Internet sites, not in its catalogs. Also, purchasers of low cost individual products are less likely to shop for a lower Euro price outside of their geographic location. The Company will still use national catalogs, in the appropriate language, notwithstanding the introduction of the Euro. Whether any such price differentials will lead to significant changes in purchasing practices by the Company's customers depends on other factors as well, such as convenience, language-related matters and other factors which may determine where a consumer will purchase products. The Company does not believe at this time that the introduction of the Euro will have any significant long-term adverse impact on the pricing for the Company's products or require a significant modification to the Company's accounting systems.

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

          Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company's management information systems, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, industrial products and office products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies,
(viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks involved with e- commerce, including possible loss of business and customer dissatisfaction if outages or other computer- related problems should preclude customer access to the Company's web sites, (xi) risks associated with delivery of merchandise to customers by utilizing common delivery services such as UPS, including possible strikes,
(xii) risks due to shifts in market demand and/or price erosion of owned inventory, (xiii) borrowing costs, (xiv) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xv) pending or threatened litigation and investigations and (xvi) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

          Readers are cautioned not to place undue reliance on any forward looking statements contained this report, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


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

          As of December 31,1999, the Company had no outstanding forward exchange contracts.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by Item 10 of Part III is hereby incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement").


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

           (a) 1. The Consolidated Financial Statements
                  of Systemax Inc.                                   Reference


                  Independent Auditors' Report                         F-1
                  Consolidated Balance Sheets                          F-2
                  Consolidated Statements of Income                    F-3
                  Consolidated Statements of Shareholders' Equity      F-4
                  Consolidated Statements of Cash Flows                F-5
                  Notes to Consolidated Financial Statements           F-6 - F13

               2. Financial Statement Schedules:

                  Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

               3. Exhibits.

                  EXHIBIT
                  NO.                         DESCRIPTION
                  ------       ------------------------------------------------

                    3.1       Certificate of Incorporation of Registrant (1)

                    3.2       By-laws of Registrant (1)

                    3.3 Certificate of Amendment of Certificate of Incorporation changing the Company's name to Systemax Inc. (7)

                    4.1       Stockholders Agreement (2)

                    10.1      Form of 1995 Long-Term Stock Incentive Plan (3)*

                    10.2 Exchange Agreement dated as of May 8, 1995 between certain stockholders of the Predecessor Companies and the Company (1)

                    10.3 Lease Agreement dated October 14, 1992 between the Company and 2RB Associates Co. (Port Washington facility) (1)

                    10.4 Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (1)

                    10.4A Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility) (8)

                    10.5 Lease Agreement dated May 25, 1989 between the Company and Addwin Realty Associates (Suwanee facility) (1)

                    10.6 Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility) (4)

                    10.7 Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago and Walsh, Higgins & Company (Naperville facility) (1)

                    10.8 Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (5)

                    10.9 Rent Guaranty dated as of October 14, 1992 by the Company to the Bank of New York (1)

                    10.10 Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto (1)

                    10.11 Consulting Agreement dated as of December 22, 1992 between the Company and Paul Leeds (1)*

                    10.12     Form of 1995 Stock Plan for Non-Employee
                              Directors (3)*

                    10.13 Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg (3)*

                    10.14 Asset Purchase Agreement dated September 12, 1997 among Infotel, Inc., Mark L. Runkle, Midwest Micro Corp. and the Company (6)

                    10.15 Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein (4)*

                    19.1      Specimen stock certificate of Registrant

                    19.2      Form of 1999 Long-Term Stock Incentive Plan (9)*

                    21        Subsidiaries of the Registrant

                    23 Consent of experts and counsel: Consent of Independent Public Accountants

                    27        Financial Data Schedule (EDGAR version only)

--------

1 Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).
2 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.
3 Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).
4 Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
5 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.
6 Incorporated herein by reference to the Company's report on Form 8-K dated September 26, 1997.
7 Incorporated herein by reference to the Company's report on Form 8-K dated May 18, 1999.
8 Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.
9 Incorporated herein by reference to the Company's report on Form 10-Q for the quarterly period ended September 30, 1999.


--------
   *  Management contract or compensatory plan or arrangement

   (b)  Reports on Form 8-K.
        No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1999.



                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 27th day of March, 2000.


                                        SYSTEMAX INC.

                                        By: /s/ RICHARD LEEDS
                                            ---------------------------------
                                            Richard Leeds
                                            Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 SIGNATURE                     TITLE                                 DATE

/s/ RICHARD LEEDS         Chairman and Chief Executive Officer    March 27, 2000
----------------------    (Principal Executive Officer)
    Richard Leeds

 /s/ BRUCE LEEDS          Vice Chairman and President of          March 27, 2000
----------------------    International Operations
     Bruce Leeds

 /s/ ROBERT LEEDS         Vice Chairman and President of          March 27, 2000
----------------------    Domestic Operations
     Robert Leeds

 /s/ ROBERT DOOLEY        Director and Senior Vice President--    March 27, 2000
----------------------    Worldwide Computer Sales and Marketing
     Robert Dooley

 /s/ STEVEN GOLDSCHEIN    Senior Vice President and Chief         March 27, 2000
----------------------    Financial Officer (Principal Financial
     Steven Goldschein    Officer)

 /s/ MICHAEL SPEILLER     Vice President and Controller           March 27, 2000
----------------------    (Principal Accounting Officer)
     Michael Speiller

 /s/ ROBERT D. ROSENTHAL  Director                                March 27, 2000
------------------------
     Robert D. Rosenthal

/s/ STACY DICK             Director                               March 27, 2000
----------------------
    Stacy Dick

                                    ********

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors of SYSTEMAX INC.:

We have audited the accompanying consolidated balance sheets of Systemax Inc. and its subsidiaries, (the "Company"), as of December 31, 1999 and 1998 and the related consolidated statements of net income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
New York, New York
February 21, 2000

                                  SYSTEMAX INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                    1999            1998
                                                                                    ----            ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $  17,470       $   42,029
  Short-term investments                                                                              5,050
  Accounts receivable, net                                                         200,082          154,516
  Inventories                                                                      173,966          129,966
  Prepaid expenses and other current assets                                         28,890           21,517
  Deferred income tax benefit                                                        6,369            6,865
                                                                                 ---------       ----------
         Total current assets                                                      426,777          359,943

PROPERTY, PLANT AND EQUIPMENT, net                                                  46,839           33,988

GOODWILL, net                                                                       73,684           56,612

DEFERRED INCOME TAX BENEFIT                                                          2,340            3,084

OTHER ASSETS                                                                           322              812
                                                                                 ---------       ----------

      TOTAL                                                                      $ 549,962       $  454,439
                                                                                 =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

  Notes payable to banks                                                         $   9,000
  Current portion of long-term debt                                                    634       $    2,681
  Accounts payable                                                                 124,449          114,783
  Accrued expenses and other current liabilities                                   105,803           47,853
                                                                                 ----------      ----------
         Total current liabilities                                                 239,886          165,317
                                                                                 ---------       ----------

LONG-TERM DEBT                                                                       1,740            2,493
                                                                                 ---------       ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, authorized
      25 million shares, issued none
  Common stock, par value $.01 per share, authorized 150 million shares, issued
     38,231,990; outstanding 35,237,790 (1999) and 36,128,090 (1998)                   382              382
  Additional paid-in capital                                                       176,743          176,743
  Accumulated other comprehensive income                                            (4,598)            (348)
  Retained earnings                                                                174,468          138,456
                                                                                 ---------       ----------
                                                                                   346,995          315,233
                                                                                 ---------       ----------
  Less: common stock in treasury at cost - 2,994,200 (1999) and
     2,103,900 (1998) shares                                                        38,659           28,604
                                                                                 ---------       ----------
                Total shareholders' equity                                         308,336          286,629
                                                                                 ---------       ----------

      TOTAL                                                                      $ 549,962       $  454,439
                                                                                 =========       ==========

See notes to consolidated financial statements.


                                  SYSTEMAX INC.
                      CONSOLIDATED STATEMENTS OF NET INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                 1999              1998            1997
                                                                 ----              ----            ----
NET SALES                                                     $ 1,754,472       $ 1,435,654    $  1,145,388

COST OF SALES                                                   1,439,947         1,147,098         879,846
                                                               ----------       -----------    -------------

GROSS PROFIT                                                      314,525           288,556         265,542

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                        254,690           224,208         206,280
                                                               ----------       -----------    -------------

INCOME FROM OPERATIONS                                             59,835            64,348          59,262

INTEREST AND OTHER INCOME                                          (1,153)           (3,225)         (3,261)

INTEREST EXPENSE                                                      465               497             425
                                                               ----------       -----------     ------------

INCOME BEFORE INCOME TAXES                                         60,523            67,076          62,098

PROVISION FOR INCOME TAXES                                         24,511            25,824          23,286
                                                               ----------       -----------     ------------

NET INCOME                                                     $   36,012        $   41,252      $   38,812
                                                               ==========       ===========     ============

NET INCOME  PER COMMON SHARE:
    BASIC                                                     $      1.01        $     1.11      $     1.02
                                                              ===========       ===========     =============
    DILUTED                                                   $      1.01       $      1.11      $     1.02
                                                              ===========       ===========     =============


See notes to consolidated financial statements.

                                                                                SYSTEMAX INC.
                                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                                (IN THOUSANDS)


                                                                  COMMON STOCK                            ACCUMULATED
                                                       ------------------------   ADDITIONAL              OTHER           TREASURY
                                                        NUMBER OF                 PAID-IN      RETAINED   COMPREHENSIVE   STOCK
                                                         SHARES      AMOUNT       CAPITAL      EARNINGS   INCOME          AT COST
                                                       ----------    ---------    ----------   --------   -------------   ---------

BALANCES, JANUARY 1, 1997                                  37,857    $   379      $ 168,356    $  58,392  $   1,510

Change in cumulative translation adjustment                                                                  (3,640)
Issuance of shares as partial consideration
  for the acquisition of the net assets of
  Infotel, Inc.                                               375          3          8,387
Net income                                                                                        38,812
                                                          ---------   ---------    ---------    ---------  ---------     ---------
BALANCES, DECEMBER 31, 1997                                38,232        382        176,743       97,204     (2,130)

Change in cumulative translation adjustment                                                                   1,782
Purchase of treasury shares                                (2,104)                                                      $ (28,604)
Net income                                                                                        41,252
                                                          ---------   ---------    ---------    ---------  ---------     ---------
BALANCES, DECEMBER 31, 1998                                36,128        382       176,743       138,456       (348)      (28,604)

Change in cumulative translation adjustment                                                                  (4,250)
Purchase of treasury shares                                  (890)                                                        (10,055)
Net income                                                                                        36,012
                                                          ---------   ---------    ---------    ---------  ---------     ---------

BALANCES, DECEMBER 31, 1999                                35,238    $   382     $ 176,743      $174,468   $ (4,598)   $  (38,659)
                                                          =========   =========    =========    =========  ==========   ===========



See notes to consolidated financial statements.


                                                                       SYSTEMAX INC.
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                 (IN THOUSANDS)

                                                             1999         1998       1997
                                                             ----         ----       ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                  $ 36,012    $ 41,252    $ 38,812
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization, net                        11,170       7,482       5,715
    Charges associated with the impairment of certain long
      lived assets                                             1,921                   9,200
    Provision for deferred income taxes                        1,160      (2,728)     (5,308)
    Provision for returns and doubtful accounts                8,832       5,264       3,283
    Changes in certain assets and liabilities:
      Accounts receivable                                    (46,578)    (23,688)    (18,395)
      Inventories                                            (39,506)    (23,942)      3,103
      Prepaid expenses and other current assets               (7,186)        330      (1,569)
      Accounts payable and accrued expenses                   54,714      33,801      (1,727)
                                                            --------    --------    --------

         Net cash provided by operating activities            20,539      37,771      33,114
                                                            --------    --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net change in short-term investments                           5,050       3,967      22,014
Investments in property, plant and equipment                 (21,981)    (11,051)     (9,989)
Acquisitions, net of cash acquired                           (19,176)     (5,942)    (37,227)
                                                            --------    --------    --------

         Net cash used in investing activities               (36,107)    (13,026)    (25,202)
                                                            --------    --------    --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                         3,326
Proceeds from short-term borrowings from banks                 9,000
Repayments of long-term borrowings                            (2,767)       (168)       (470)
Purchase of treasury shares                                  (10,055)    (28,604)
                                                           --------     --------    --------

         Net cash used in financing activities                (3,822)    (25,446)       (470)
                                                            --------    --------    --------

EFFECTS OF EXCHANGE RATES ON CASH                             (5,169)       (702)        779
                                                            --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (24,559)     (1,403)      8,221
                                                            --------    --------    --------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               42,029      43,432      35,211
                                                            --------    --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 17,470    $ 42,029    $ 43,432
                                                            ========    ========    ========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                               $    537    $    309    $    376
                                                            ========    ========    ========
Income taxes paid                                           $ 21,684    $ 28,577    $ 29,497
                                                            ========    ========    ========


See notes to consolidated financial statements.

                                  SYSTEMAX INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Systemax"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH, CASH EQUIVALENTS AND SHORTTTERM INVESTMENTS - The Company considers amounts held in money market accounts and other short-term investments with an original maturity date of approximately three months or less to be cash equivalents. The Company's investments in cash equivalents and short-term investments are classified as debt securities available-for-sale. These equivalents are stated at fair market value. Unrealized holding gains and losses are not significant for any of the years presented.

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE - The Company recognizes sales of products, including shipping revenue, at the time of shipment. Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns of approximately $13,963,000 and $8,664,000 at December 31, 1999 and 1998, respectively. The changes in these allowance accounts are summarized as follows (in thousands):


          YEAR ENDED DECEMBER 31                                   1999        1998         1997
          ----------------------                                 --------     -------      --------
          Balance, beginning of year............................ $ 8,664       $7,338       $ 7,724
          Charged to expense....................................   8,832        5,264         3,283
          Acquisitions..........................................   1,614
          Reductions, principally write-offs....................  (5,147)      (3,938)       (3,669)
                                                                 -------      -------        -------

          Balance, end of year.................................  $13,963       $8,664       $ 7,338
                                                                 =======       ======       =======


     INVENTORIES - Inventories consist primarily of finished goods and are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. Depreciation of furniture, fixtures and equipment is on the straight-line or accelerated method over their estimated useful lives ranging from three to ten years. Depreciation of buildings is on the straight-line method over estimated useful lives of 30 to 50 years. Leasehold improvements are amortized over the term of the respective leases.

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

     RESEARCH AND DEVELOPMENT COSTS - Costs incurred in connection with research and development are expensed as incurred. Such expenses for the years ended December 31, 1999, 1998 and 1997 aggregated approximately $2,256,000, $1,352,000 and $674,000, respectively.

     GOODWILL, NET - Goodwill and negative goodwill are combined and presented net of accumulated amortization. Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight- line basis over their estimated useful lives, ranging from 10 to 40 years. In instances where the Company had acquired a business below the fair value of the assets acquired, the Company recorded negative goodwill. Annual amortization of goodwill was an expense of $2,323,000 in 1999, $751,000 in 1998 and $76,000 in 1997.

     The Company continually evaluates whether events or circumstances warrant revision of the amortization periods. Additionally, the Company considers whether the carrying value of goodwill should be adjusted based on its expected future benefit. During the second quarter of 1999, the Company wrote off $1.9 million of goodwill associated with a number of small acquisitions made during the last few years. During 1997, the Company determined that, as a result of its' decision to exit certain lines of its' TigerDirect Inc. subsidiary's business, an impairment of the goodwill associated with those business lines had occurred. The Company recorded a write down in the value of the goodwill of approximately $6.3 million.

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

     The weighted average common shares outstanding for the computation of basic earnings per common share for 1999, 1998 and 1997 were 35.8 million, 37.3 million and 38.0 million, respectively. Additionally 42,000 (in1999), 16,000 (in 1998) and 262,000 (in 1997) of equivalent common shares were included for the diluted calculation.

     COMPREHENSIVE INCOME - In 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders' Equity. Comprehensive income was $33,355,000 in 1999, $42,335,000 in 1998 and $36,641,000 in 1997, net of tax effects on currency translation adjustments of $1,593,000 in 1999, ($699,000) in 1998 and $1,469,000 in 1997.

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

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
     133). This standard was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133 and defers the effective date for adoption to all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company does not believe that these pronouncements will have a material effect on its financial statements.

2.   ACQUISITIONS

     The Company acquired two businesses in 1999 for $12.2 million in cash, two businesses in 1998 for $5.9 million in cash and three businesses in 1997 for $50.8 million in cash and stock. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of net assets acquired, in the amount of $17.0 million in 1999, $5.2 million in 1998 and $15.9 million in 1997 has been recorded as goodwill and is being amortized over the estimated useful lives.

     The largest acquisition in 1997, Infotel Inc., included a provision for payment of additional consideration to the former shareholders if the acquired entity's results of operations exceeded certain targeted levels. Additional consideration of $2 million was earned in 1999 (payable in 2000) and $9 million was earned in 1998 (paid in 1999) and were recorded as increases to the purchase price. During 1998 the estimated fair values of the net assets recorded at the date of acquisition for Infotel, Inc. were further evaluated by the Company and, in accordance with Statement of Financial Accounting Standard No. 38, "Accounting for Pre Acquisition Contingencies of Purchased Enterprises", goodwill was reduced by approximately $10.7 million.

     The pro forma results for 1999, 1998 and 1997, assuming these acquisitions had been made at the beginning of the period, would not have been materially different from the reported results.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consists of the following (in thousands):

                                                           1999         1998
                                                          -------      -------
     Land and buildings...............................  $  11,348    $   8,324
     Furniture and fixtures, office, computer and
        warehouse equipment                                55,825       42,471
     Leasehold improvements...........................     10,774        7,871
     Transportation equipment.........................      2,529        2,111
                                                        ---------    ---------
                                                           80,476       60,777
     Less accumulated depreciation and amortization        33,637       26,789
                                                        ---------    ---------
     Property, plant and equipment, net............... $   46,839    $  33,988
                                                       ==========   ==========

4.   RELATED PARTY TRANSACTIONS

     The Company leases several warehouse and office facilities from affiliates (see Note 8). Rent expense under those leases aggregated approximately $1,584,000, $1,584,000 and $1,901,000 for the years ended December 31,
     1999, 1998 and 1997, respectively.

5.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                            1999       1998
                                                          ------    -------
          Secured loan (a)................................$2,374    $ 3,158
          Mortgage loan  .................................            2,016
                                                           -----      -----
               Total long-term debt....................... 2,374      5,174
               Less: current maturities...................   634      2,681
                                                          ------    -------
                                                         $ 1,740    $ 2,493
                                                         =======    =======

     At December 31, 1999, the aggregate maturities of long-term debt are as follows (in thousands):

                                                            AMOUNT
                                                          ---------
                   2000................................  $      634
                   2001.................................        634
                   2002.................................        634
                   2003.................................        472
                                                         ----------
                                                         $    2,374
                                                         ==========

     (a) A subsidiary of the Company entered into a five year loan agreement in the amount of 26.7 million Swedish Krone which is payable in quarterly installments with interest at a rate of LIBOR plus 200 basis points. The loan is secured by substantially all of the assets of the Company's United Kingdom subsidiaries.

     The Company maintains lines of credit with various financial institutions. The maximum aggregate amount available under these lines of credit was $74 million at December 31, 1999. There was $9.0 million outstanding under these lines at December 31, 1999. These lines accrue interest at variable rates based on either the prime rate or LIBOR. The prime rate was 8.5 percent and LIBOR was 5.82 percent at December 31, 1999. These lines expire on various dates through December 2000. Associated with the lines of credit, the Company may have outstanding letters of credit equal to the amount of the total line less outstanding borrowings. At December 31, 1999 there were $1,150,000 of outstanding letters of credit.

6.   SHAREHOLDERS' EQUITY

     In May, 1998 the Board of Directors authorized a share repurchase program to acquire up to 1,350,000 (subsequently increased to 4,350,000) common shares on the open market. The Company purchased an aggregate of 890,300 shares during 1999 at an aggregate cost of $10.1 million and 2,103,900 shares during 1998 at an aggregate cost of $28.6 million.

     As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amount at December 31, 1999 was not material.

     STOCK OPTION PLANS - The Company has three fixed option plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the company. The following is a description of these plans:

          THE 1995 LONG-TERM STOCK INCENTIVE PLAN - This plan allows the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2.0 million shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award shall be granted under this plan after December 31, 2005. A total of 1,987,684 options were outstanding under this plan as of December 31, 1999.

          THE 1995 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS - This plan provides for automatic awards of non-qualified options to directors of the company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the tenth annual stockholders meeting. A total of 14,000 options were outstanding under this plan as of December 31, 1999.

          THE 1999 LONG-TERM STOCK INCENTIVE PLAN - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-Term Stock Incentive Plan, restricting the awards to non-qualified stock options authorized by the Compensation Committee of the Board of Directors. A maximum total number of 2.0 million shares may be granted under this plan. No award shall be granted under this plan after December 31, 2009. A total of 424,700 options were outstanding under this plan as of December 31, 1999.

     The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation costs have been recognized for stock options. Had compensation costs of the plans been determined under a fair value alternative method as stated in Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensations", the Company would have prepared a fair value model for such options and recorded such amount in the accompanying consolidated financial statements as compensation expense. On a pro forma basis, net income would have been $33.9 million for 1999, $39.8 million for 1998 and $37.7 million for 1997, and diluted earnings per common share would have been $0.95 for 1999, $1.07 for 1998 and $0.99 for 1997. The Company arrived at the fair value of stock grant at the date of the grant by using the Black-Scholes pricing option model with the following assumptions used for grants: risk-free interest rate of 6.0%
     (1999), 5.9% (1998) and 6.2% (1997); expected dividend rate of 0% for 1999,
     1998 and 1997; expected level of 3.67 years (1999), 3.78 years (1998) and
     3.75 years (1997); and expected volatility of 48% (1999), 38% (1998) and 35% (1997). The stock options outstanding at December 31, 1999, 1998 and 1997 have a weighted average contractual level of 7.8 years, 7.7 years and 8 years, respectively. The following table reflects the plan activity for the years ended December 31, 1999, 1998 and 1997:

                                            YEAR-END
                                            OPTIONS
                                            FOR SHARES         OPTION PRICES
                                            ---------          ----------------
          Outstanding, January 1, 1997      1,206,500          $17.50 to $49.13
          Granted                             604,146          $17.50 to $18.41
          Cancelled                          (505,698)         $24.38 TO $49.13
                                             --------          ----------------
          Outstanding, December 31, 1997    1,304,948          $17.50 to $39.06
          Granted                             469,450          $12.38 to $17.50
          Cancelled                          (131,550)         $17.50 TO $18.41
                                             --------          ----------------
          Outstanding, December 31, 1998    1,642,848          $12.38 to $39.06
          Granted                             848,700          $ 7.31 to $ 7.88
          Cancelled                           (65,164)         $12.38 TO $18.41
                                            ---------          ----------------
          Outstanding, December 31, 1999    2,426,384          $ 7.31 to $39.06
                                            =========

     The following table summarizes information for the three years ended December 31, 1999 concerning currently outstanding and exercisable options:


                                                 1999                         1998                                   1997
                                            --------------------------  ---------------------------   -------------------------
                                                       WEIGHTED-AVERAGE            WEIGHTED AVERAGE              WEIGHTED AVERAGE
Fixed Options ............................  SHARES     EXERCISE PRICE   SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                            -------    -------------    ------   ------------------   ------     ----------------
Outstanding at beginning of year .........  1,642,848    $18.04         1,304,948    $19.28           1,206,500   $25.45
Granted ..................................    848,700    $ 7.32           469,450    $14.49             604,146   $19.19
Cancelled ................................    (65,164)   $17.14          (131,550)   $17.64            (505,698)  $33.90
                                              -------                    --------                      --------
Outstanding at end of year ...............  2,426,384    $14.34         1,642,848    $18.04           1,304,948   $19.28
                                            =========                   =========                     =========

Options exercisable at year end ..........    595,050                     335,550                       189,000
Weighted average fair value per
   option granted during the year ........      $3.02                       $5.77                        $13.05


     AS OF DECEMBER 31, 1999:
        RANGE OF                                    WEIGHTED-AVERAGE   WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
        EXERCISE                     NUMBER           REMAINING          EXERCISE         NUMBER         EXERCISE
        PRICE                     OUTSTANDING       CONTRACTUAL LIFE      PRICE         EXERCISABLE        PRICE
     ---------------------       -------------     ------------------  ---------------  -----------   -------------------
     $  7.31  to   $ 15.00        1,081,700             9.60               $  8.41
     $ 15.01  to   $ 20.00        1,105,684             6.48               $ 17.42       456,050          $ 17.40
     $ 20.01  to   $ 30.00          235,000             5.64               $ 26.76       135,000          $ 26.68
     $ 30.01  to   $ 39.06            4,000             6.33               $ 39.06         4,000          $ 39.06
                                      -----                                               -----
     $  7.31  to   $ 39.06        2,426,384             7.79               $ 14.34       595,050          $ 19.65
                                  =========                                              =======

     An aggregate of 420,348 options granted during 1997, with exercise prices ranging from $24.38 to $49.13, were re-priced on April 28, 1997 with an exercise price of $17.50, which represented the market price of the common stock at such date. All other terms of these options remained unchanged.

7.   INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

           YEAR ENDED DECEMBER 31           1999        1998         1997
           ----------------------         -------     --------     ---------

           Current:
              Federal                    $ 18,145     $ 22,072     $  23,274
              State                         3,558        4,259         4,107
              Foreign                       1,648        2,242         1,041
           Deferred                         1,160       (2,749)       (5,136)
                                         --------     --------     ---------
              Total                      $ 24,511     $ 25,824     $  23,286
                                         ========     ========     =========

     Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

     A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):


     YEAR ENDED DECEMBER 31                                    1999         1998        1997
     ----------------------                                 ---------    ---------    ---------

     Income tax at Federal statutory rate                   $  21,183    $  23,477    $  21,734
     State and local income taxes, net of federal
       tax benefit                                              2,461        2,511        2,092
     Foreign operating losses with no benefit provided            932
     Other items, net                                             (65)       (164)         (540)
                                                             --------    --------     ---------
                                                             $ 24,511    $ 25,824     $  23,286
                                                             ========    ========     =========

     The deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                     1999       1998
                                                                   --------    ------
           Current:
              Deductible assets..................................  $(5,380)    $ (4,106)
              Non-deductible accruals and reserves................  10,129       10,040
              Non-deductible assets...............................   1,692          986
              Other...............................................     (72)         (55)
                                                                    ------     --------
                  Current........................................    6,369        6,865

           Non-current:
              Foreign net operating loss carryforwards               5,642        5,658
              Accelerated depreciation............................    (968)      (1,147)
              Basis differences from acquisitions.................     792        1,063
              Valuation allowances................................  (3,126)      (2,490)
                                                                    ------     --------
                  Non-current.....................................   2,340        3,084
                                                                    ------     --------
                      Total......................................  $ 8,709     $  9,949
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

     At December 31, 1999 future minimum annual lease payments for related and third-party leases were as follows (in thousands):

                                    RELATED PARTY       THIRD PARTY      TOTAL
                                   --------------       -----------    --------
             2000................    $  1,314           $  4,614       $  5,928
             2001................       1,224              4,869          6,093
             2002................       1,224              4,410          5,634
             2003................       1,224              4,163          5,387
             2004................       1,224              3,752          4,976
             2005-2009...........       3,519             16,174         19,693
             2010-2014...........                          2,258          2,258
                                     --------           --------        -------
                                     $  9,729           $ 40,240       $ 49,969
                                     ========           ========       ========

     Annual rent expense aggregated approximately $8,223,000 for 1999, $7,665,000 for 1998 and $7,151,000 for 1997.

     GUARANTEES - The Company's U.K. subsidiaries have granted a security interest for substantially all of their assets to secure a loan and a line of credit with a U.K. financial institution.

     LITIGATION - In December 1999 the Company settled its lawsuit with a bankrupt former supplier and its lenders. After the payment of a cash settlement, the Company's fourth quarter results of operations were positively impacted ($3.0 million net of tax) by the reversal of amounts previously reserved for in connection with this lawsuit.

     The Company has been named as a defendant in other lawsuits incidental to its business. Management of the Company, based on discussions with legal counsel, believes the ultimate resolution of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

     COMMITMENT - The Company has exercised an option to purchase a new building to replace its Georgia warehouse facility, leased from a related party. The purchase price is $12 million and is payable during the first quarter of 2000.

     CONTINGENCY - The Company is required to collect sales tax on certain of its sales. In accordance with current laws, approximately 14% of the Company's 1999 domestic sales were subject to sales tax. Changes in law could require the Company to collect sales tax in additional states.

     EMPLOYEE BENEFIT PLANS - Certain of the U.S. subsidiaries participate in defined contribution 401(k) plans covering eligible employees as defined by the plan document. Contributions to the plans by the Company are determined as a percentage of the employees' contributions. Aggregate expense to the Company for contributions to such plans was approximately $437,000 in 1999, $397,000 in 1998 and $373,000 in 1997.

     Liabilities accrued by certain foreign entities for employee termination indemnities, determined in accordance with labor laws and labor agreements in effect in the respective country, were not material.

     FOREIGN EXCHANGE RISK MANAGEMENT - The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. As of December 31,1999, the Company had no outstanding forward exchange contracts.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 1999 and 1998, the fair value of the Company's financial instruments approximated their carrying values.

     CONCENTRATION OF CREDIT RISK - Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company's customer base.

9.   SEGMENT AND RELATED INFORMATION

     In 1998 the Company adopted Statement of Financial Accounting Standard 131 "Disclosure About Segments of an Enterprise and Related Information". The Company evaluated its business in accordance with the statement and determined that it is engaged in a single reportable segment which markets and sells various business products. The Company's product offerings include personal computers (PC's), computer related products, industrial products and office products and are monitored for sales trends and profitability in these sub-categories. Products are marketed through an integrated system of direct mail catalogs, a network of major account sales representatives and proprietary e-commerce Internet web-sites.

     Financial information relating to the Company's operations by geographic area was as follows (in thousands):

                                                  NET SALES
                                 ----------------------------------------------
                                       1999               1998             1997
                                       ----               ----             ----
     North America               $1,263,401         $1,121,250         $875,152
     Europe                         491,071            314,404          270,236
                                    -------            -------          -------

     Consolidated                $1,754,472         $1,435,654       $1,145,388
                                 ==========         ==========       ==========

     Revenues are attributed to countries based on location of selling subsidiary.

                                                LONG-LIVED ASSETS
                                ----------------------------------------------
                                      1999                1998             1997
                                      ----                ----             ----

     North America               $  91,590            $ 79,254          $77,135
     Europe                         28,933              11,346            5,524
                                    ------              ------            -----
     Consolidated                $ 120,523            $ 90,600          $82,659
                                  ========            ========          =======

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data is as follows (in thousands, except for per share amounts):


                                                FIRST              SECOND            THIRD               FOURTH
     1999                                       QUARTER            QUARTER           QUARTER             QUARTER
     ----                                       -------            -------           -------             -------

     Net sales................................. $421,651           $413,800          $440,659            $478,362
     Gross profit.............................. $ 79,312           $ 76,222          $ 77,697            $ 81,294
     Net income................................ $ 10,763           $  5,230          $  9,314            $ 10,705
     Net income per common share:
              Basic and diluted................     $.30               $.15              $.26                $.30


                                                FIRST              SECOND            THIRD               FOURTH
     1998                                       QUARTER            QUARTER           QUARTER             QUARTER
     ----                                       -------            -------           -------             -------

     Net sales................................  $358,358          $330,452           $359,771           $387,073
     Gross profit............................   $ 75,369          $ 67,056           $ 71,604           $ 74,527
     Net income..............................   $ 12,865          $  7,619           $  9,561           $ 11,207
     Net income per common share:
              Basic and diluted..............       $.34              $.20               $.26               $.31

                                  * * * * * * *

                                  EXHIBIT INDEX
EXHIBIT
 NO.                             DESCRIPTION
------     --------------------------------------------------------------------

     3.1       Certificate of Incorporation of Registrant(1)
     3.2       By-laws of Registrant(1)
     3.3       Certificate of Amendment of Certificate of Incorporation changing the Company's name to Systemax Inc.(7)
     4.1       Stockholders Agreement(2)
    10.1       Form of 1995 Long-Term Stock Incentive Plan(3)*
    10.2       Exchange Agreement dated as of May 8, 1995 between certain stockholders of the Predecessor Companies and the Company(1)
    10.3       Lease Agreement dated October 14, 1992 between the Company and
               2RB Associates Co. (Port Washington facility)(1)
    10.4       Lease Agreement dated September 20, 1988 between the Company and
               Addwin Realty Associates (Port Washington facility)(1)
    10.4A      Amendment to Lease Agreement dated September 29, 1998 between the
               Company and Addwin Realty Associates (Port Washington
               facility)(8)
    10.5       Lease Agreement dated May 25, 1989 between the Company and Addwin
               Realty Associates (Suwanee facility)(1)
    10.6       Lease Agreement dated as of July 17, 1997 between the Company and
               South Bay Industrials Company (Compton facility)(4)
    10.7       Build-to-Suit Lease Agreement dated April, 1995 among the
               Company, American National Bank and Trust Company of Chicago and
               Walsh, Higgins & Company (Naperville facility)(1)
    10.8       Lease Agreement dated September 17, 1998 between Tiger Direct,
               Inc. and Keystone Miami Property Holding Corp.
               (Miami facility)(5)
    10.9       Rent Guaranty dated as of October 14, 1992 by the Company to the
               Bank of New York(1)
    10.10      Royalty Agreement dated June 30, 1986 between the Company and
               Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum
               thereto(1)
    10.11      Consulting Agreement dated as of December 22, 1992 between the
               Company and Paul Leeds(1)*
    10.12      Form of 1995 Stock Plan for Non-Employee Directors(3)*
    10.13      Consulting Agreement dated as of January 1, 1996 between the
               Company and Gilbert Rothenberg(3)*
    10.14      Asset Purchase Agreement dated September 12, 1997 among Infotel,
               Inc., Mark L. Runkle, Midwest Micro Corp. and the Company(6)
    10.15      Employment Agreement dated as of December 12, 1997 between the
               Company and Steven M. Goldschein(4)*
    19.1       Specimen stock certificate of Registrant
    19.2       Form of 1999 Long-Term Stock Incentive Plan(9)*
    21         Subsidiaries of the Registrant
    23         Consent of experts and counsel: Consent of Independent Public
               Accountants
    27         Financial Data Schedule (EDGAR version only)

---------
1 Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).
2 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.
3 Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).
4 Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
5 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.
6 Incorporated herein by reference to the Company's report on Form 8-K dated September 26, 1997.
7 Incorporated herein by reference to the Company's report on Form 8-K dated May 18, 1999.
8 Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.
9 Incorporated herein by reference to the Company's report on Form 10-Q for the quarterly period ended September 30, 1999.
*    Management contract or compensatory plan or arrangement