Form 10-Q
period 2000-03-31
SYSTEMAX INC
filed 2000-05-15
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

| |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER 1-13792

Systemax Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3262067 (I.R.S. Employer Identification No.)

22 Harbor Park Drive
Port Washington, New York 11050
(Address of registrant's principal executive offices)
(516) 608-7000
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

[X] Yes [ ] No

The number of shares outstanding of the registrant’s Common Stock as of May 4, 2000 was 34,246,590.

Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Systemax Inc.
Condensed Consolidated  Balance Sheets
(In Thousands)
----------------------------------------------------------------------------------------------------------------

                                                              March 31,      December 31,
                                                                2000            1999
                                                              ---------      -----------
                                                             (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                   $   8,291       $   17,470
  Accounts receivable, net                                      227,349          200,082
  Inventories                                                   148,596          173,966
  Prepaid expenses and other current assets                      33,320           35,259
                                                              ---------       ----------

         Total current assets                                   417,556          426,777

PROPERTY, PLANT AND EQUIPMENT, net                               61,273           46,839

GOODWILL, net                                                    72,934           73,684

OTHER ASSETS                                                      5,321            2,662
                                                              ---------       ----------

TOTAL                                                         $ 557,084       $  549,962
                                                              =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                                      $  34,000       $    9,000
  Current portion of long term debt                                                  634
  Accounts payable and accrued expenses                         221,627          230,252
                                                              ---------       ----------

         Total current liabilities                              255,627          239,886
                                                              ---------       ----------

LONG-TERM DEBT                                                                     1,740
                                                              ---------       ----------

STOCKHOLDERS' EQUITY:
  Preferred stock
  Common stock, par value $.01 per share, issued
      38,231,990 shares,
      outstanding 34,287,990 and 35,237,790 shares                  382              382
  Additional paid-in capital                                    176,743          176,743
  Accumulated other comprehensive income                         (7,046)          (4,598)
  Retained earnings                                             178,502          174,468
                                                              ---------       ----------
                                                                348,581          346,995
                                                              ---------       ----------

  Less: Common stock in treasury at cost - 3,449,000
        and 2,499,200 shares                                     47,124           38,659
                                                              ---------       ----------

         Total stockholders' equity                             301,457          308,336
                                                              ---------       ----------

TOTAL                                                         $ 557,084       $  549,962
                                                              =========       ==========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Income
(In Thousands, except per share amounts)
------------------------------------------------------------------------------------

                                                                             Three Month
                                                                            Periods ended
                                                                              March 31,
                                                                        -----------------------
                                                                          2000            1999
                                                                          ----            ----
                                                                               (Unaudited)

NET SALES                                                             $  452,987        $421,651

COST OF SALES                                                            375,430         342,339
                                                                        --------        --------

GROSS PROFIT                                                              77,557          79,312

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              70,211          62,141
                                                                        --------        --------

INCOME FROM OPERATIONS                                                     7,346          17,171

INTEREST AND OTHER INCOME (EXPENSE) - Net                                   (564)            330
                                                                        --------        --------

INCOME BEFORE INCOME TAXES                                                 6,782          17,501

PROVISION FOR INCOME TAXES                                                 2,712           6,738
                                                                        --------        --------

NET INCOME                                                            $    4,070        $ 10,763
                                                                      ==========        ========

Net income per common share:
    Basic                                                             $      .12        $    .30
                                                                      ==========        ========
    Diluted                                                           $      .12        $    .30
                                                                      ==========        ========

Common and common equivalent shares outstanding:
    Basic                                                                 35,021          36,064
                                                                      ==========        ========
    Diluted                                                               35,124          36,117
                                                                      ==========        ========
See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Statement of Consolidated Stockholders' Equity
(In Thousands)
--------------------------------------------------------------------------------------

                                                           Common Stock                              Accumulated
                                             -----------------------  Additional                Other        Treasury
                                              Number of                Paid-in     Retained  Comprehensive    Stock
                                               Shares       Amount     Capital     Earnings    Income        at Cost
                                             ----------   --------    ---------    --------   ----------     -------

Balances, December 31, 1999                    35,238    $     382    $ 176,743   $ 174,468  $  (4,598)     $ (38,659)

Change in cumulative translation adjustment                                                     (2,448)

Purchase of treasury shares                     (950)                                                         (8,465)

Net income                                                                            4,070

Balances, March 31, 2000                       34,288    $     382    $ 176,743   $ 178,502  $  (7,046)     $ (47,124)
                                             ========     ========    =========   =========  =========      ==========

See notes to consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows
(In Thousands)
--------------

                                                                                 Three-Month Period
                                                                                  Ended March 31,
                                                                                2000            1999
                                                                             ---------        --------
                                                                                     (Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income $                                                                  4,070      $   10,763
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization, net                                        2,987           2,393
       Provision for returns and doubtful accounts                               2,194           1,820
   Changes in certain assets and liabilities:
       Accounts receivable                                                     (25,123)        (19,506)
       Inventories                                                              24,530            (654)
       Prepaid expenses and other current assets                                 1,776          (1,078)
       Accounts payable and accrued expenses                                   (14,785)         19,634
                                                                             ---------         -------

              Net cash (used in) provided by operating activities               (4,351)         13,372
                                                                             ---------         -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                (17,269)         (2,443)
   Net change in short-term investments                                                          4,252
   Acquisitions, net of cash acquired                                                           (8,398)
                                                                             ---------        --------

              Net cash used in investing activities                            (17,269)         (6,589)
                                                                             ---------          ------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Purchase of treasury shares                                                  (8,465)         (4,089)
   Proceeds from short-term borrowings from banks                               25,000
   Repayments of long-term borrowings                                           (2,399)           (160)
                                                                             ---------           -----

              Net cash provided by (used in) financing activities               14,136          (4,249)
                                                                             ---------       ---------

EFFECTS OF EXCHANGE RATES ON CASH                                               (1,695)          1,104
                                                                             ---------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (9,179)          3,638

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 17,470          42,029
                                                                             ---------         -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $   8,291        $ 45,667
                                                                             =========        ========
See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements

1.	Description of Business

The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Systemax”). The Company is a corporate supplier of personal computers (PCs), notebook computers, computer related products and industrial products in North America and Europe. Systemax markets these products through an integrated system of distinctively branded full-color direct mail catalogs, proprietary “e-commerce” Internet sites and personalized “relationship marketing” to business customers.

2.	Basis of Presentation

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share – diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods.

All intercompany accounts have been eliminated in consolidation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999, cash flows for the three months ended March 31, 2000 and 1999 and changes in stockholders’ equity for the three months ended March 31, 2000. The December 31, 1999 condensed consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 1999 and for the period then ended. The results for the three months ended March 31, 2000 are not necessarily indicative of the results for an entire year.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net sales for the three months ended March 31, 2000 increased 7% to $453 million compared to $422 million in the year-ago quarter. The increase of $31 million resulted from quarterly record sales in the Company’s European operations and an increase in PC sales. The number of orders shipped increased 8% to 1.2 million compared to the year-ago quarter, with an average order value unchanged from the prior year’s. Sales during the quarter from North American operations decreased 2% to $299 million compared to $304 million in the first quarter of 1999. European sales increased 31% to $154 million compared to $118 million in the year-ago quarter. The effect of changes in exchange rates on European sales for the three months was not material.

Gross profit was $77.6 million, or 17.1% of sales, compared to $79.3 million, or 18.8% of sales in the year-ago quarter, a decrease of $1.8 million. The decrease in the gross profit percentage was primarily due to the continuing trend of increased sales of PCs and brand name products, which generally have a lower gross profit percentage than our other products. Increased relationship sales and a relatively lower sales contribution from higher-margin industrial products continue to affect the gross profit percentage unfavorably.

Selling, general and administrative expenses for the quarter increased by $8.1 million or 13% to $70.2 million compared to $62.1 million in the first quarter of 1999. The increase resulted from continued expansion of our relationship marketing sales organizations, investments in the Company’s “e-commerce” Internet business and increased advertising costs. As a percentage of sales, selling, general and administrative expenses increased to 15.5% compared to 14.7% in the year-ago quarter.

Income from operations for the quarter decreased to $7.3 million from $17.2 million in the year-ago quarter. Income from operations as a percentage of net sales decreased to 1.6% from 4.1% in the prior year quarter. Operating income in North America decreased 92% to $1.1 million from $13.2 million last year. Operating income in Europe increased to $6.2 million from $4.0 million in the year-ago quarter.

Interest and other income decreased as a result of higher interest expense in the current year due to increased borrowings and less interest income from lower invested cash balances.

The Company’s income tax rate was 40.0% for the first quarter of 2000 and 38.5% for the first quarter of 1999. The increase was due to a variety of factors, including a change in the relative income earned in foreign locations.

As a result of the above, net income for the quarter was $4.0 million, or $.12 per basic and diluted share, compared to $10.8 million, or $.30 per basic and diluted share, in the first quarter of 1999.

Liquidity and Capital Resources

The Company’s primary capital needs are to finance working capital for sales growth, investments in property, equipment and information technology and business acquisitions. Cash and cash equivalents totaled approximately $8 million at March 31, 2000. For the three months ended March 31, 2000, the Company used cash in operating activities of $4.3 million compared to $13.4 million generated in the year ago period. The decrease resulted from lower net income in 2000 and increased accounts receivable as a result of the increased sales volume. These were partially offset by an decrease in inventories. Cash was used in investing activities in 2000 for the purchase of capital equipment, including a new distribution center in Georgia. Cash was used in financing activities for the purchase of additional Company shares and repayment of long-term debt. The Board of Directors of the Company has authorized the repurchase by the Company of up to 6,350,000 outstanding shares of common stock. Through March 31, 2000, the Company has purchased 3,944,000 shares, of which 949,800 were purchased in the first quarter of 2000. Cash outlays were financed by additional short-term borrowings from banks. For the three months ended March 31, 2000, cash and cash equivalents decreased by $9.2 million.

The Company believes it has access to adequate funds for growth through its available cash balances and funds generated by operations and secured and unsecured lines of credit maintained with financial institutions.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the Company’s ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company’s management information systems including the costs and effects associated with the year 2000 date change problem, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company, (xi) risks associated with delivery of merchandise to customers by utilizing common delivery services such as UPS, including possible strikes, (xii) risks due to shifts in market demand and/or price erosion of owned inventory, (xiii) borrowing costs, (xiv) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xv) pending or threatened litigation and investigations and (xvi) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

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

The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. Systemax may attempt to reduce these risks by utilizing certain derivative financial instruments.

The value of the U.S. dollar affects the Company’s financial results. Changes in exchange rates may positively or negatively affect Systemax’s sales (as expressed in U.S. dollars), gross margins, operating expenses and retained earnings. The Company may engage in hedging programs aimed at limiting in part the impact of certain currency fluctuations. Using primarily forward exchange and foreign currency option contracts, Systemax from time to time hedges certain of its assets that may impact the Statement of Consolidated Income when remeasured according to generally accepted accounting principles. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company’s hedging programs include accuracy of sales forecasts, volatility of the currency markets, availability of hedging instruments and the credit-worthiness of the parties which have entered into such contracts with the Company. All currency contracts that are entered into by Systemax are for the sole purpose of hedging an existing or anticipated currency exposure, not for speculative or trading purposes. In spite of Systemax’s hedging efforts to reduce the effect of changes in exchange rates against the U.S. dollar, the Company sales or costs could still be adversely affected by changes in those exchange rates.

As of March 31, 2000, the Company had no outstanding forward exchange contracts.

PART II - OTHER INFORMATION

Item 5.	Other Information.

On May 12, 2000, the Company's subsidiary EZBid Inc. was merged with a subsidiary of Bidhit.com (OTCBB:BHIT), pursuant to which Systemax received 5,391,522 shares of common stock of Bidhit.com, representing approximately 30% of the outstanding shares. The closing price for Bidhit.com's common stock on May 12, 2000 was $15/16. The parties waived conditions to the merger requiring Bidhit.com to raise additional capital prior to the closing.

Bidhit.com is an Internet auction and e-commerce company for computers and peripherals, camera equipment, sporting goods, household goods, home electronics and sports memorabilia, EZBid Inc. is a consumer-based on-line auction company for PC's, consumer electronics and other consumer products.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-92052).

3.2	By-laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

27	Financial Data Schedule.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 12, 2000	By: /s/ RICHARD LEEDS
Richard Leeds
Chairman and Chief Executive Officer

By: /s/ STEVEN GOLDSCHEIN
Steven Goldschein
Senior Vice President and Chief Financial Office4r