Form 10-Q/A
period 2000-03-31
SYSTEMAX INC
filed 2000-05-17
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A - Amendment No. 1

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

[X] Yes    [  ] No

The number of shares outstanding of the registrant's Common Stock as of May 4, 2000 was 34,246,590.

Item 1 of Part I is amended to read as follows:

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets
(In Thousands)

                                                                   March 31,     December 31,
                                                                       2000           1999
                                                                   ------------ --------------
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
STOCKHOLDERS' EQUITY:
  Preferred stock
  Common stock, par value $.01 per share, issued
      38,231,990 shares, outstanding 34,287,990 and
      35,237,790 shares                                                  382              382
  Additional paid-in capital                                         176,743          176,743
    Accumulated other comprehensive income                               (7,082)          (4,598)
  Retained earnings                                                  178,538          174,468
                                                                   ---------       ----------
                                                                     348,581          346,995
                                                                   ---------       ----------

  Less: Common stock in treasury at cost - 3,449,000 and
      2,499,200 shares                                                47,124           38,659
                                                                   ---------       ----------

         Total stockholders' equity                                  301,457          308,336
                                                                   ---------       ----------
TOTAL                                                              $ 557,084       $  549,962
                                                                   =========       ==========

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Income
(In Thousands, except per share amounts)

                                                              Three Month
                                                             Periods ended
                                                               March 31,
                                                         -------------------
                                                           2000            1999
                                                           ----            ----
                                                                (Unaudited)

NET SALES                                               $  452,987    $  421,651

COST OF SALES                                              375,430       342,339
                                                         ---------    ----------

GROSS PROFIT                                                77,557        79,312

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                70,211        62,141
                                                         ---------    ----------

INCOME FROM OPERATIONS                                       7,346        17,171

INTEREST AND OTHER INCOME (EXPENSE) - Net                     (564)          330
                                                         ----------   ----------

INCOME BEFORE INCOME TAXES                                   6,782        17,501

PROVISION FOR INCOME TAXES                                   2,712         6,738
                                                         ----------   ----------

NET INCOME                                              $    4,070    $   10,763
                                                        ===========   ==========

Net income per common share:
    Basic                                               $      .12    $      .30
                                                        ===========   ==========
    Diluted                                             $      .12    $      .30
                                                        ===========   ==========

Common and common equivalent shares outstanding:
    Basic                                                   35,021        36,064
                                                        ===========   ==========
    Diluted                                                 35,124        36,117
                                                        ===========   ==========

notes to condensed consolidated financial statements

Systemax Inc.
Condensed Statement of Consolidated Stockholders’ Equity
(In Thousands)

                                                  Common Stock                             Accumulated
                                            --------------------  Additional               Other           Treasury
                                            Number of              Paid-in      Retained   Comprehensive   Stock
                                            Shares     Amount      Capital      Earnings   Income          at Cost
                                            ---------- ---------   ----------   --------  ----------      ----------

Balances, December 31, 1999                 35,238     $ 382       $ 176,743    $ 174,468   $ (4,598)      $ (38,659)

Change in cumulative translation
     adjustment                                                                                  (2,484)

Purchase of treasury shares                   (950)                                                           (8,465)

Net income                                                                          4,070
                                               --------    -------     ---------    ----------  ----------     -----------
Balances, March 31, 2000                     34,288    $  382      $ 176,743    $ 178,538   $(7,082)      $ (47,124)
                                            ========   =======     =========    ==========  ==========     ==========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows
(In Thousands)

                                                                                        Three-Month Period
                                                                                         Ended March 31,
                                                                                        2000             1999
                                                                                       ---------        -------
                                                                                               (Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income                                                                          $   4,070        $ 10,763
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization, net                                                  2,987           2,393
       Provision for returns and doubtful accounts                                         2,194           1,820
   Changes in certain assets and liabilities:
       Accounts receivable                                                               (25,123)        (19,506)
       Inventories                                                                        24,530            (654)
       Prepaid expenses and other current assets                                           1,776          (1,078)
       Accounts payable and accrued expenses                                             (14,785)         19,634
                                                                                       ---------         -------

              Net cash (used in) provided by operating activities                         (4,351)         13,372
                                                                                       ---------         -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                          (17,269)         (2,443)
   Net change in short-term investments                                                                    4,252
   Acquisitions, net of cash acquired                                                                     (8,398)
                                                                                       ---------        --------

              Net cash used in investing activities                                      (17,269)         (6,589)
                                                                                       ----------         -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Purchase of treasury shares                                                            (8,465)         (4,089)
   Proceeds from short-term borrowings from banks                                         25,000
   Repayments of long-term borrowings                                                     (2,399)           (160)
                                                                                       ----------         ---------

              Net cash provided by (used in) financing activities                         14,136          (4,249)
                                                                                       ---------       ------------

EFFECTS OF EXCHANGE RATES ON CASH                                                         (1,695)          1,104
                                                                                       ---------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (9,179)          3,638

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           17,470         42,029
                                                                                       ----------        --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $   8,291       $ 45,667
                                                                                       ==========       ========

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

Date: May 17, 2000	SYSTEMAX INC. By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer