Form 10-Q
period 2000-06-30
SYSTEMAX INC
filed 2000-08-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

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

                                                     [X]  Yes       [   ]  No

The number of shares outstanding of the registrant's Common Stock as of August 10, 2000 was 34,104,290.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYSTEMAX INC.
Condensed Consolidated Balance Sheets
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                                   June 30,     December 31,
                                                                                     2000           1999
                                                                                 -------------- ----------------
                                                                                (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  17,946       $   17,470
  Accounts receivable, net                                                         185,692          200,082
  Inventories                                                                      144,027          173,966
  Prepaid expenses and other current assets                                         33,084           35,259
                                                                                 ---------       ----------

         Total current assets                                                      380,749          426,777

PROPERTY, PLANT AND EQUIPMENT, net                                                  64,967           46,839

GOODWILL, net                                                                       71,757           73,684

OTHER ASSETS                                                                         2,419            2,662
                                                                                 ---------       ----------

TOTAL                                                                            $ 519,892       $  549,962
                                                                                 =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                                                         $  40,000       $    9,000
  Current portion of long-term debt                                                                     634
  Accounts payable and accrued expenses                                            183,670          230,252
                                                                                 ---------       ----------

         Total current liabilities                                                 223,670          239,886
                                                                                 ---------       ----------

LONG-TERM DEBT                                                                                        1,740
                                                                                                 ----------



STOCKHOLDERS' EQUITY:
  Preferred stock
  Common stock, par value $.01 per share, issued 38,231,990 shares,
      outstanding 34,104,290 and 35,237,790 shares                                     382              382
  Additional paid-in capital                                                       176,743          176,743
  Accumulated other comprehensive income (loss)                                     (8,912)          (4,598)
  Retained earnings                                                                176,498          174,468
                                                                                 ---------       ----------
                                                                                   344,711          346,995
                                                                                 ---------       ----------

  Less: Common stock in treasury at cost - 4,127,700 and 2,994,200 shares           48,489           38,659
                                                                                 ---------       ----------


         Total stockholders' equity                                                296,222          308,336
                                                                                 ---------       ----------

TOTAL                                                                            $ 519,892       $  549,962
                                                                                 =========       ==========

See notes to condensed consolidated financial statements.

SYSTEMAX INC.
Condensed Consolidated Statements of Operations
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------------

                                                            Six Month                     Three Month
                                                          Periods ended                  Periods ended
                                                             JUNE 30,                       JUNE 30,
                                                   ---------------------------      ----------------------------
                                                      2000             1999           2000            1999
                                                     ----             ------          ----            ----
                                                               ---------------(Unaudited)------------

NET SALES                                          $ 859,857         $ 835,451     $  406,870     $  413,800

COST OF SALES                                        719,801           679,917        344,371        337,578
                                                    --------          --------      ---------     ----------

GROSS PROFIT                                         140,056           155,534         62,499         76,222

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES                          134,442           129,433         64,231         67,292
                                                    --------          --------      ---------     ----------

INCOME (LOSS) FROM OPERATIONS                          5,614            26,101         (1,732)         8,930

OTHER - net                                           (2,231)              350         (1,667)            20
                                                    --------          --------      ---------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                      3,383            26,451         (3,399)         8,950

PROVISION (BENEFIT) FOR INCOME TAXES                   1,353            10,458         (1,359)         3,720
                                                    --------          --------      ---------     ----------

NET INCOME (LOSS)                                  $   2,030         $  15,993      $  (2,040)    $    5,230
                                                   =========         =========      ==========    ==========

Net income (loss) per common share:
    Basic                                          $     .06         $     .44      $    (.06)    $      .15
                                                   =========         =========      ==========    ==========
    Diluted                                        $     .06         $     .44      $    (.06)    $      .15
                                                   =========         =========      ==========    ==========

Common and common equivalent shares outstanding:
    Basic                                             34,594            35,941         34,167         35,818
                                                   =========         =========      ==========    ==========
    Diluted                                           34,636            35,976         34,167         35,838
                                                   =========         =========      ==========    ==========



See notes to condensed consolidated financial statements

SYSTEMAX INC.
Condensed Consolidated Statement of Stockholders' Equity
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------


                                                             Common Stock                                Accumulated
                                                            -------------       Additional                  Other         Treasury
                                                          Number of              Paid-in      Retained   Comprehensive     Stock
                                                           Shares      Amount    Capital      Earnings   Income (Loss)    At Cost

Balances, December 31, 1999                                35,238    $    382   $ 176,743    $ 174,468    $   (4,598)    $  (38,659)

Change in cumulative translation adjustment                                                                   (4,314)

Purchase of treasury shares                                (1,134)                                                           (9,830)

Net income                                                                                       2,030
                                                          --------   --------   ---------    ---------    ----------      ---------

BALANCES, JUNE 30, 2000                                    34,104    $    382   $ 176,743    $ 176,498    $   (8,912)    $  (48,489)
                                                          ========   ========   =========    =========    ==========     ==========



See notes to condensed consolidated financial statements.

SYSTEMAX INC.
Condensed Statements of Consolidated Cash Flows
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------

                                                                                              SIX-MONTH PERIOD
                                                                                               ENDED JUNE 30,
                                                                                             2000            1999
                                                                                       ----------------------------
                                                                                                (UNAUDITED)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income                                                                            $ 2,030         $  15,993
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization, net                                                  6,505             7,213
       Provision for returns and doubtful accounts                                         4,343             3,351
   Changes in certain assets and liabilities:
       Accounts receivable                                                                 8,742           (24,767)
       Inventories                                                                        26,845            10,177
       Prepaid expenses and other current assets                                           2,213            (7,791)
       Accounts payable and accrued expenses                                             (44,124)            6,610
                                                                                        ---------           -------

              Net cash provided by operating activities                                    6,554            10,786
                                                                                       ---------            -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                          (24,540)           (7,419)
   Net change in short-term investments                                                                      5,050
   Acquisitions, net of cash acquired                                                                       (8,398)
                                                                                       ---------           --------

              Net cash used in investing activities                                      (24,540)          (10,767)
                                                                                       ----------          --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Purchase of treasury shares                                                            (9,830)           (5,719)
   Proceeds from short-term borrowings from banks                                         31,000
   Repayments of long-term borrowings                                                     (2,286)           (2,325)
                                                                                       ----------         ----------

              Net cash provided by (used in) financing activities                         18,884            (8,044)
                                                                                       ---------          ----------

EFFECTS OF EXCHANGE RATES ON CASH                                                           (422)              703
                                                                                       ---------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         476            (7,322)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           17,470            42,029
                                                                                       ---------          --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $  17,946           $34,707
                                                                                       =========           =======


See notes to condensed consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     The accompanying condensed consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Systemax"). The Company is a corporate supplier of personal computers (PCs), notebook computers, computer related products and industrial products in North America and Europe. Systemax markets these products through an integrated system of distinctively branded full-color direct mail catalogs, proprietary "e-commerce" Internet sites and personalized "relationship marketing" to business customers.


2.   BASIS OF PRESENTATION

     Net income (loss) per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income (loss) per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods.

     All intercompany accounts and transactions have been eliminated in consolidation.

     Comprehensive income (loss) - Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Shareholders' Equity. For the six month periods comprehensive income was ($734,000) in 2000 and $13,083,000 in 1999 net of tax effects on currency translation adjustments of $1,550,000 in 2000 and $1,749,000 in 1999. For the three month periods, comprehensive income (loss) was ($3,263,000) in 2000 and $3,937,000 in 1999 net of tax effects on currency translation adjustments of $607,000 in 2000 and $799,000 in 1999.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations for the six month periods ended June 30, 2000 and 1999, cash flows for the six months ended June 30, 2000 and 1999 and changes in stockholders' equity for the six months ended June 30, 2000. The December 31, 1999 condensed consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1999 and for the period then ended. The results for the six months ended June 30, 2000 are not necessarily indicative of the results for an entire year.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the first quarter of fiscal 2001. Systemax is currently evaluating the impact of SAB 101 on the Company's results of operations and financial position.

3.   SEGMENT INFORMATION

     The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company's operations by geographic area was as follows:

                                                     Six Month                                 Three Month
                                                   Periods ended                              Periods ended
                                                      JUNE 30,                                   JUNE 30,
                                                   -------------                              -------------
                                               2000              1999                      2000              1999
                                               ----              ----                      ----              ----

     North America                          $ 579,455          $ 605,989                $ 280,135         $ 302,047

     Europe                                   280,402            229,462                  126,735           111,753
                                            ---------         ----------                ---------         ---------

     Consolidated                            $859,857          $ 835,451                 $406,870         $ 413,800
                                             ========          =========                 ========          ========

          Revenues are attributed to countries based on location of selling subsidiary.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1999

     Net sales for the three months ended June 30, 2000 decreased 2% to $407 million compared to $414 million in the year-ago quarter. The decrease was attributable to lower North American computer related product sales. The total number of orders shipped decreased 8% compared to the year-ago quarter while the average order value increased 6% from the prior year. European sales increased 13% to $127 million (representing 31% of worldwide sales) compared to $112 million in the year-ago quarter. The effect of changes in exchange rates on European sales for the three months resulted in an 8% unfavorable comparison.

     Gross profit was $62.5 million, or 15.4% of sales, compared to $76.2 million, or 18.4% of sales, in the year-ago quarter, a decrease of $13.7 million. The decrease in the gross profit percentage was due to increased technical support and service costs and expenses associated with increased levels of inventory in the Company's PC assembly business. Increased relationship sales and a relatively lower sales contribution from higher-margin industrial products affected the gross profit percentage unfavorably.

     Selling, general and administrative expenses for the quarter decreased by $3.1 million or 4.5% to $64.2 million compared to $67.3 million in the second quarter of 1999. These expenses for the second quarter of 1999 included a one-time charge of $4.1 million for reserves related to certain contingencies and a write-off of goodwill. Selling, general and administrative expenses increased $1 million in 2000 after excluding the effect of these one-time charges in 1999. This increase resulted from continued expansion of our relationship marketing sales organizations and was partially offset by a decrease in net advertising costs. As a percentage of sales, selling, general and administrative expenses were 15.8% compared to 16.3% in the year-ago quarter (or 15.3% excluding the one-time charges).

     The Company incurred a loss from operations for the current quarter of $1.7 million compared to an operating profit of $8.9 million in the year-ago quarter. The Company incurred an operating loss in its North American operations in the current quarter compared to an operating profit last year. Operating income in Europe increased to $3.4 million from $0.6 million in the year-ago quarter. During the quarter, the Company sold its internet auction subsidiary, EZBid Inc., and closed a small software sales subsidiary, which together will eliminate approximately $5 million in operating losses on an annualized basis.

     Other - net consists principally of interest expense in 2000 while it also included interest income in 1999, resulting from increased borrowings and less cash available for investment.

     As a result of the above, the net loss for the quarter was $2.0 million, or $.06 per basic and diluted share, compared to net income of $5.2 million, or $.15 per basic and diluted share, in the second quarter of 1999.

     SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net sales for the six months ended June 30, 2000 increased 3% to $860 million compared to $835 million in the year-ago period. The net increase of $25 million resulted from strong performance by the Company's European operations. The number of orders shipped increased marginally compared to the year-ago period, with the average order value up 3% from the prior year. Sales during the period from North American operations decreased 4% to $580 million compared to $606 million in the first half of 1999. European sales increased 22% to $280 million compared to $229 million a year ago. The effect of changes in exchange rates on European sales for the six months resulted in a 6% unfavorable comparison.

     Gross profit was $140 million, or 16.3% of sales, compared to $156 million, or 18.6% of sales, in the year-ago period, a decrease of $16 million. The decrease in the gross profit percentage was due to the aforementioned costs associated with the Company's PC assembly business and the continuing trend of increased sales of PCs and brand name products, which generally have a lower gross profit percentage than our other products. Increased relationship sales and a relatively lower sales contribution from higher-margin industrial products affected the gross profit percentage unfavorably.

     Selling, general and administrative expenses for the six months increased by $5.0 million or 4% to $134 million compared to $129 million in the first half of 1999. The increase resulted from continued expansion of our relationship marketing sales organizations and investments in the Company's "e-commerce" Internet business offset by decreased net advertising costs. The prior year period also included a one-time charge of $4.1 million for reserves related to certain contingencies and a write-off of goodwill. As a percentage of sales, selling, general and administrative expenses increased to 15.6% compared to 15.5% in the year-ago period (or 15.0% excluding the one-time charges).

     Income from operations for the year decreased to $5.6 million from $26.1 million in the year-ago period. Income from operations as a percentage of net sales decreased to 0.7% from 3.1% in the prior year. North American operations incurred an operating loss for the period. Operating income in Europe increased to $9.6 million from $4.6 million in the year-ago quarter.

     Other - net consisted principally of interest expense in 2000 while it also included interest income in 1999, resulting from increased borrowings and less cash available for investment.

     The Company's income tax rate was 40.0% for the first half of 2000 and 39.5% for the first half of 1999. The increase was due to a variety of factors, including a change in the income earned in foreign locations.

     As a result of the above, net income for the six months was $2.0 million, or $.06 per basic and diluted share, compared to $16.0 million, or $.44 per basic and diluted share, in the first half of 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs are to finance working capital for sales growth, investments in property, equipment and information technology and business acquisitions. Cash and cash equivalents totaled approximately $18 million at June 30, 2000. For the six months ended June 30, 2000, the Company generated cash from operating activities of $7 million compared to $11 million generated in the year ago period. The decrease resulted from lower net income in 2000, offset by improvement in changes in accounts receivable, inventories and other current assets and liabilities. Cash was used in investing activities in 2000 for the purchase of capital equipment, including a new distribution center in Georgia and investments in information technology. Cash was used in financing activities for the purchase of additional treasury shares and repayment of long-term debt. The Board of Directors of the Company has authorized the repurchase of up to 6,350,000 shares of common stock. Through June 30, 2000, the Company has purchased 4,127,700 shares, of which 1,133,500 were purchased during 2000 (183,700 in the second quarter). Cash outlays were financed by additional short-term borrowings from banks. For the six months ended June 30, 2000, cash and cash equivalents increased by $476,000.

     The Company believes it has access to adequate funds for continued operations and growth through its available cash balances and funds generated by operations and secured and unsecured lines of credit maintained with financial institutions.

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

     As of June 30, 2000, the Company had no outstanding forward exchange contracts.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


     The annual meeting of the stockholders of the Company was held on May 25, 2000. Each of the six candidates for the position of director (Richard Leeds, Bruce Leeds, Robert Leeds, Robert Dooley, Robert D. Rosenthal, Stacy S. Dick) was re-elected.

     The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

          1. Director election:

                  Richard Leeds
                                For:  31,671,043
                                Withhold Authority:  340,151

                  Bruce Leeds
                                For:  31,669,643
                                Withhold Authority:  341,551

                  Robert Leeds
                                For:  31,261,181
                                Withhold Authority:  750,013

                  Robert Dooley
                                For:  31,771,443
                                Withhold Authority:  239,751

                  Robert D. Rosenthal
                                For:  31,770,833
                                Withhold Authority: 240,361

                  Stacy S. Dick
                                For:  31,770,543
                                Withhold Authority:  240,651


         2.  Approval of Company's 1999 Long-Term Stock Incentive Plan

                                For:  27,219,654
                                Against:  1,977,992
                                Abstain:  167,659

         3. Ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the Fiscal Year ending December 31, 2000:

                                For:  31,980,273
                                Against:  19,261
                                Abstain:   11,660

ITEM 5.  OTHER INFORMATION

     On May 12, 2000, the Company's subsidiary EZBid Inc. was merged with a subsidiary of Bidhit.com (OTCBB:BHIT.OB), pursuant to which Systemax received 5,391,522 shares of common stock of Bidhit.com, representing approximately 32% of the outstanding shares. The closing price for Bidhit.com's common stock on May 12, 2000 was $0.94. The parties waived conditions to the merger requiring Bidhit.com to raise additional capital prior to the closing.

     Bidhit.com is an Internet auction and e-commerce company for computers and peripherals, camera equipment, sporting goods, household goods, home electronics and sports memorabilia. EZBid Inc. is a consumer-based on-line auction company for PC's, consumer electronics and other consumer products.


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

     27   Financial Data Schedule.

     99   Company Audit Committee Charter

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYSTEMAX INC.



Date:  August 11, 2000                 By:  /S/ RICHARD LEEDS
                                            ------------------------------------
                                            Richard Leeds
                                            Chairman and Chief Executive Officer




                                       By:  /S/ STEVEN GOLDSCHEIN
                                            -----------------------------------
                                            Steven Goldschein
                                            Senior Vice President and Chief
                                            Financial Officer