Form 10-Q
period 2000-09-30
SYSTEMAX INC
filed 2000-11-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or
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

[X] Yes    [   ] No

The number of shares outstanding of the registrant's Common Stock as of November 10, 2000 was 34,104,290.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                         September 30,   December 31,
                                                                            2000            1999
                                                                        --------------   -------------
                                                                         (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                             $  12,263       $   17,470
  Accounts receivable, net                                                181,411          200,082
  Inventories                                                             119,360          173,966
  Prepaid expenses and other current assets                                48,676           35,259
                                                                        ---------       ----------

         Total current assets                                             361,710          426,777

PROPERTY, PLANT AND EQUIPMENT, net                                         73,530           46,839

GOODWILL, net                                                              70,650           73,684

OTHER ASSETS                                                                3,375            2,662
                                                                        ---------       ----------

TOTAL                                                                   $ 509,265       $  549,962
                                                                        =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Amounts payable to banks                                              $  66,260       $    9,000
  Current portion of long-term debt                                                            634
  Accounts payable and accrued expenses                                   183,990          230,252
                                                                        ---------       ----------

         Total current liabilities                                        250,250          239,886
                                                                        ---------       ----------

LONG-TERM DEBT                                                                               1,740
                                                                                        ----------

STOCKHOLDERS' EQUITY:
  Preferred stock
  Common stock, par value $.01 per share, issued 38,231,990
      shares, outstanding 34,104,290 and 35,237,790 shares as
      of September 30, 2000 and December 31, 1999, respectively               382             382
  Additional paid-in capital                                              176,743         176,743
  Accumulated other comprehensive loss                                    (12,770)         (4,598)
  Retained earnings                                                       143,149         174,468
                                                                        ---------       ----------
                                                                          307,504         346,995
                                                                        ---------       ----------

  Less: Common stock in treasury at cost - 4,127,700 and
        2,994,200 shares                                                   48,489          38,659
                                                                        ---------       ----------

         Total stockholders' equity                                       259,015         308,336
                                                                        ---------       ----------

TOTAL                                                                   $ 509,265      $  549,962
                                                                        =========      ===========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                                              Nine Month                   Three Month
                                                            Periods ended                 Periods ended
                                                             September 30,                September  30,
                                                       ---------------------------   -------------------------
                                                        2000            1999            2000           1999
                                                        ----           ------           ----           ----

NET SALES                                           $1,264,637        $1,276,109     $ 409,795     $ 440,659

COST OF SALES                                        1,104,343         1,042,880        32,018       362,962
                                                    -----------       -----------    ----------    ----------

GROSS PROFIT                                           160,294           233,229        47,777        77,697

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES                            204,933           191,319        68,763        61,884
                                                    -----------       -----------    ----------    ----------

INCOME (LOSS) FROM OPERATIONS                          (44,639)           41,910       (20,986)       15,813

OTHER - net                                             (2,813)              625          (582)          271
                                                    -----------       -----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                      (47,452)           42,535       (21,568)       16,084

PROVISION (BENEFIT) FOR INCOME TAXES                   (16,133)           17,228        (7,332)        6,770
                                                    -----------       -----------    ----------    ----------

NET INCOME (LOSS)                                    $ (31,319)         $ 25,307    $  (14,236)     $  9,314
                                                    ===========       ===========   ===========    ==========

Net income (loss) per common share:
    Basic                                            $    (.91)         $    .71    $     (.42)     $    .26
                                                    ===========       ===========   ===========    ==========
    Diluted                                          $    (.91)         $    .71    $     (.42)     $    .26
                                                    ===========       ===========   ===========    ==========

Common and common equivalent shares
  outstanding:
    Basic                                               34,430            35,870        34,104        35,732
                                                    ===========       ===========   ===========    ==========
    Diluted                                             34,430            35,886        34,104        35,732
                                                    ===========       ===========   ===========    ==========

See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands)

                                                                 Common Stock
                                                             ----------------------      Additional
                                                              Number of                   Paid-in
                                                               Shares      Amount         Capital
                                                             ----------  ----------     ------------

Balances, December 31, 1999                                     35,238   $   382         $ 176,743

Change in cumulative translation adjustment

Purchase of treasury shares                                     (1,134)

Net loss                                                                                   (31,319)
                                                              ---------  -----------     ------------

Balances, September 30, 2000                                    34,104   $   382         $ 176,743
                                                              =========  ===========     ============

See notes to condensed consolidated financial statements.

                                                                            Accumulated
                                                                               Other           Treasury
                                                               Retained     Comprehensive       Stock
                                                               Earnings        Loss            at Cost
                                                              ----------  ----------------    ----------

Balances, December 31, 1999                                   $ 174,468    $  (4,598)       $  (38,659)

Change in cumulative translation adjustment                                   (8,172)

Purchase of treasury shares                                                                     (9,830)

Net loss
                                                              -----------   ------------    -----------

Balances, September 30, 2000                                  $ 143,149    $ (12,770)       $ (48,489)
                                                              ===========  ============     ===========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Thousands)

                                                                                 Nine-Month Periods
                                                                                 Ended September 30,
                                                                                    2000      1999
                                                                                -----------  --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                          $ (31,319)     $ 25,307
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization, net                                         9,861         9,348
       Provision for returns and doubtful accounts                               10,123         4,746
   Changes in certain assets and liabilities:
       Accounts receivable                                                        5,803       (39,147)
       Inventories                                                               50,279          (875)
       Prepaid expenses and other current assets                                (14,416)      (10,178)
       Accounts payable and accrued expenses                                    (40,754)       36,532
                                                                              ----------      --------

              Net cash provided by (used in) operating activities               (10,423)       25,733
                                                                              ----------      --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                 (36,385)       (13,509)
   Net change in short-term investments                                                          5,050
   Acquisitions, net of cash acquired                                                           (8,398)
                                                                              ----------      ---------

              Net cash used in investing activities                             (36,385)       (16,857)
                                                                              ----------      ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Purchase of treasury shares                                                   (9,830)        (5,719)
   Proceeds from short-term borrowings from banks                                57,260
   Repayments of long-term borrowings                                            (2,286)        (2,487)
                                                                              ----------      ---------

              Net cash provided by (used in) financing activities                45,144         (8,206)
                                                                              ----------      ---------

EFFECTS OF EXCHANGE RATES ON CASH                                                (3,543)           (38)
                                                                              ----------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (5,207)           632

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  17,470         42,029
                                                                              ----------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $  12,263        $42,661
                                                                              ==========       ========

See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial
Statements (unaudited)

1.       Description of Business

The accompanying condensed consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Systemax”). The Company is a direct marketer of private label and brand name personal computers (PCs), notebook computers, computer related products and industrial products in North America and Europe. Systemax markets these products through an integrated system of distinctively branded full-color direct mail catalogs, proprietary “e-commerce” Internet sites and personalized “relationship marketing” to business customers.

2.       Basis of Presentation

Net income (loss) per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income (loss) per common share – diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods except in loss periods, where the effect is anti-dilutive.

All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the nine month periods comprehensive income (loss) was ($36,748,000) in 2000 and $23,879,000 in 1999 net of tax effects on currency translation adjustments of $2,743,000 in 2000 and $867,000 in 1999. For the three month periods, comprehensive income (loss) was ($16,780,000) in 2000 and $10,796,000 in 1999 net of tax effects on foreign currency translation adjustments of $1,314,000 in 2000 and ($882,000) in 1999.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations for the nine month periods ended September 30, 2000 and 1999, cash flows for the nine months ended September 30, 2000 and 1999 and changes in stockholders’ equity for the nine months ended September 30, 2000. The December 31, 1999 condensed consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 1999 and for the period then ended. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results for an entire year.

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, subsequently amended by SFAS No. 137 and SFAS No. 138, which the Company is required to adopt in the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company is continuing to take the necessary steps to implement SFAS 133. The Company does not expect the adoption of SFAS 133 to have a material affect on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the first quarter of fiscal 2001. Systemax is currently evaluating the impact of SAB 101 on the Company’s results of operations and financial position.

3.       Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company’s operations by geographic area was as follows:

                                                          Nine Month                 Three Month
                                                        Periods ended               Periods ended
                                                        September 30,               September 30,
                                                    ----------------------       --------------------

                                                    2000             1999         2000         1999
                                                   ------          -------      -------       --------
     Net Sales (in thousands):
     North America                              $  857,813       $  925,570    $ 283,373      $ 319,581

     Europe                                        406,824          350,539      126,422        121,078
                                                -----------      -----------   ----------     ----------

     Consolidated                               $1,264,637       $1,276,109    $ 409,795      $ 440,659
                                                ===========      ===========   ==========     ==========

          Revenues are attributed to countries based on location of selling subsidiary.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net sales for the three months ended September 30, 2000 decreased 7% to $410 million compared to $441 million in the year-ago quarter. The decrease was attributable to lower North American computer related product sales. The total number of orders shipped decreased 22% compared to the year-ago quarter while the average order value increased 20% from the prior year. European sales increased 4% to $126 million (representing 31% of worldwide sales) compared to $121 million in the year-ago quarter. The effect of changes in exchange rates on European sales for the three months resulted in a 13% unfavorable comparison.

Gross profit was $47.8 million, or 11.7% of sales, compared to $77.7 million, or 17.6% of sales, in the year-ago quarter, a decrease of $29.9 million. The decrease in the gross profit percentage was due to increased technical support and service costs and losses on liquidation of excess inventory in the Company’s PC assembly business. Increased relationship marketing sales and a relatively lower sales contribution from higher-margin industrial products also affected the gross profit percentage unfavorably.

Selling, general and administrative expenses for the quarter increased by $6.9 million or 11.1% to $68.8 million compared to $61.9 million in the third quarter of 1999. This increase resulted from an increase in reserves for uncollectibles, continued expansion of our relationship marketing sales organizations and an increase in net advertising costs. As a percentage of sales, selling, general and administrative expenses were 16.8% compared to 14.0% in the year-ago quarter.

The Company incurred a loss from operations for the current quarter of $21 million compared to an operating profit of $15.8 million in the year-ago quarter. The Company incurred an operating loss in its North American operations in the current quarter compared to an operating profit last year. Operating income in Europe increased to $2.6 million from $2.2 million in the year-ago quarter.

Other - net consists principally of interest expense in 2000 while it also included interest income in 1999, resulting from increased borrowings and less cash available for investment.
Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U.S. operating loss carrybacks.

As a result of the above, the net loss for the quarter was $14.2 million, or $.42 per basic and diluted share, compared to net income of $9.3 million, or $.26 per basic and diluted share, in the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net sales for the nine months ended September 30, 2000 decreased 1% to $1.265 billion compared to $1.276 billion in the year-ago period. The net decrease of $11 million resulted from a decrease in the Company’s North American computer supplies business, offset by strong performance in the Company’s European operations. The number of orders shipped decreased 7% compared to the year-ago period, with the average order value up 7% from the prior year. Sales during the period from North American operations decreased 7% to $858 million compared to $926 million in the first nine months of 1999. European sales increased 16% to $407 million compared to $351 million a year ago. The effect of changes in exchange rates on European sales for the nine months resulted in a 9% unfavorable comparison.

Gross profit was $160 million, or 12.7% of sales, compared to $233 million, or 18.3% of sales, in the year-ago period, a decrease of $73 million. The decrease in the gross profit percentage was due to the aforementioned costs associated with the Company’s PC assembly business and the continuing trend of increased sales of PCs and brand name products, which generally have a lower gross profit percentage than our other products. Increased relationship marketing sales and a relatively lower sales contribution from higher-margin industrial products affected the gross profit percentage unfavorably.

Selling, general and administrative expenses for the nine months increased by $14 million or 7.1% to $205 million compared to $191 million in 1999. The increase resulted from continued expansion of our relationship marketing sales organizations and an increase in reserves for uncollectibles, offset by decreased net advertising costs. As a percentage of sales, selling, general and administrative expenses increased to 16.2% compared to 15.0% in the year-ago period.

The Company incurred a loss from operations for the period of $45 million compared to an operating profit of $42 million in the year-ago period. The Company incurred an operating loss in its North American operations in the current quarter compared to an operating profit last year. Operating income in Europe increased to $12.1 million from $6.7 million a year ago. During the second quarter, the Company sold its internet auction subsidiary, EZBid Inc., and closed a small software sales subsidiary, which together will eliminate approximately $5 million in operating losses on an annualized basis.

Other - net consisted principally of interest expense in 2000 while it also included interest income in 1999, resulting from increased borrowings and less cash available for investment.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating loss carrybacks. No tax benefit was recorded for unrealized U. S. net operating loss carryforwards.

As a result of the above, the net loss for the nine months was $31.3 million, or $.91 per basic and diluted share, compared to net income of $25.3 million, or $.71 per basic and diluted share, in the first nine months of 1999.

Liquidity and Capital Resources

The Company’s primary capital needs are to finance working capital for sales growth, investments in property, equipment and information technology and business acquisitions. Cash and cash equivalents totaled approximately $12 million at September 30, 2000. For the nine months ended September 30, 2000, the Company used cash in operating activities of $10 million compared to $26 million generated in the year ago period. The decrease resulted from the net loss in 2000 and reductions of accounts payable and accrued expenses, offset by reductions in accounts receivable and inventories. Cash was used in investing activities in 2000 for the purchase of capital equipment, including a new distribution center in Georgia and investments in information technology. Cash was used in financing activities for the purchase of additional treasury shares and repayment of long-term debt. The Board of Directors of the Company has authorized the repurchase of up to 6,350,000 shares of common stock. Through September 30, 2000, the Company purchased 4,127,700 shares, of which 1,133,500 were purchased during 2000 (none in the third quarter). Cash outlays were financed by additional short-term borrowings from banks. For the nine months ended September 30, 2000, cash and cash equivalents decreased by $5 million.

The Company maintains uncommitted credit lines with financial institutions totaling approximately $92 million in the United States and Europe, borrowings under which are available at the discretion of the lenders. As of October 16, 2000, the Company signed a security agreement with certain institutions collateralizing certain lines with substantially all of its U.S. accounts receivable. The Company is currently negotiating for future financing with its principal lenders. Borrowings under all of the lines were $66.3 million as of September 30, 2000. The Company believes that it has access to adequate funds for continue operations and growth through its available cash balances and funds generated by operations and secured and unsecured lines of credit maintained with financial institutions but there can be no assurance that the Company will reach satisfactory agreements with its lenders.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, access to funds, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the Company’s ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company’s management information systems, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company, (xi) risks associated with delivery of merchandise to customers by utilizing common delivery services such as UPS, including possible strikes, (xii) risks due to shifts in market demand and/or price erosion of owned inventory, (xiii) ability to consummate satisfactory loan agreements with the Company’s lenders, (xiv) borrowing costs, (xv) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xvi) pending or threatened litigation and investigations and (xvii) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

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

As of September 30, 2000, the Company had no outstanding forward exchange contracts.

PART II - OTHER INFORMATION

Item 5.       Other Information

                   As reported in a Form 8-K filed on November 9, 2000, the Company announced it had restated its financial results for the first and second quarters of this year as a result of previously reported irregularities discovered in the financial records of its Midwest Micro subsidiary. The Company also reported in such Form 8-K that it had substantially concluded its investigation of these irregularities and that it anticipates filing Forms 10-Q/A during the week of November 13 amending its previously filed Forms 10-Q for the first and second quarters of 2000.

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

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.1	Security Agreement, dated as of October 16, 2000, among the Company, certain subsidiaries of the Company and the Chase Manhattan Bank for itself and as agent for the Bank of New York.

27	Financial Data Schedule.

     (b)         Reports on Form 8-K.

A report on Form 8-K was filed by the Company on September 8, 2000 concerning the Company's announcement that it had discovered certain irregularities in the financial records of its Midwest Micro subsidiary.

A report on Form 8-K was filed by the Company on September 28, 2000 concerning the Company's investigation of the aforementioned financial irregularities.

A report on Form 8-K was filed by the Company on November 9, 2000 concerning the Company’s announcement of its financial results for the fiscal quarter ended September 30, 2000 and its restatement of financial results for the quarters ended March 31, 2000 and June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000	SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer