Form 10-Q/A
period 2000-03-31
SYSTEMAX INC
filed 2000-11-17
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A - No. 2

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

Restatement of Financial Statements and Changes to Certain Information

This Form 10-Q/A is filed to amend the Form 10-Q for the period ended March 31, 2000 (the “Original Form 10-Q”) to restate the Financial Statements (Item 1) and make corresponding changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Subsequent to the issuance of the Company’s financial statements in the Original Form 10-Q, accounting irregularities, principally related to inventory, were discovered at the Company’s Midwest Micro subsidiary. The effects of the restatement are more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements.

This report continues to speak as of the date of the Original Form 10-Q and we have not updated the disclosures in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Form 10-Q that might have been reflected in this report if they had taken place prior to the filing of the Original Form 10-Q. All information contained in this report is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)
----------------------------------------------------------------------------------------------------------------

                                                                              March 31,      December 31,
                                                                                  2000              1999
                                                                              -------------- ----------------
                                                                             (Unaudited)
                                                                            (As restated)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $   8,291       $   17,470
  Accounts receivable, net                                                      223,272          200,082
  Inventories                                                                   143,544          173,966
  Prepaid expenses and other current assets                                      33,039           35,259
                                                                              ---------       ----------

         Total current assets                                                   408,146          426,777

PROPERTY, PLANT AND EQUIPMENT, net                                               61,273           46,839

GOODWILL, net                                                                    72,934           73,684

OTHER ASSETS                                                                      5,321            2,662
                                                                              ---------       ----------

TOTAL                                                                         $ 547,674       $  549,962
                                                                              =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                                                      $  34,000       $    9,000
  Current portion of long term debt                                                                  634
  Accounts payable and accrued expenses                                         218,839          230,252
                                                                              ---------       ----------

         Total current liabilities                                              252,839          239,886
                                                                              ---------       ----------

LONG-TERM DEBT                                                                                     1,740
                                                                              ---------       ----------

STOCKHOLDERS' EQUITY:
  Preferred stock
  Common stock, par value $.01 per share, issued 38,231,990 shares, outstanding 34,287,990 and 35,237,790 shares as of March 31, 2000
      and December 31, 1999, respectively                                           382              382
  Additional paid-in capital                                                    176,743          176,743
  Accumulated other comprehensive loss                                           (7,082)          (4,598)
  Retained earnings                                                             171,916          174,468
                                                                              ---------       ----------
                                                                                341,959          346,995
                                                                              ---------       ----------

  Less: Common stock in treasury at cost - 3,944,000 and 2,994,200 shares        47,124           38,659
                                                                              ---------       ----------

         Total stockholders' equity                                             294,835          308,336
                                                                              ---------       ----------

TOTAL                                                                         $ 547,674       $  549,962
                                                                              =========       ==========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In Thousands, except per share amounts)
------------------------------------------------------------------------------------

                                                                                   Three Month
                                                                                   Periods ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                2000            1999
                                                                                ----            ----
                                                                                   (As restated)

NET SALES                                                                    $  448,870    $     421,651

COST OF SALES                                                                   380,701         342,339
                                                                              ---------     -----------

GROSS PROFIT                                                                     68,169          79,312

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     71,472          62,141
                                                                             ----------      ----------

INCOME (LOSS) FROM OPERATIONS                                                    (3,303)         17,171

INTEREST AND OTHER INCOME (EXPENSE) - Net                                          (564)            330
                                                                             -----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                                                (3,867)         17,501

PROVISION (BENEFIT) FOR INCOME TAXES                                             (1,315)          6,738
                                                                              ------------  -----------

NET INCOME (LOSS)                                                            $   (2,552)    $    10,763
                                                                            ==============  ===========

Net income (loss) per common share:
    Basic                                                                    $     (.07)    $       .30
                                                                             =============  ===========
    Diluted                                                                  $     (.07)    $       .30
                                                                             =============  ===========

Common and common equivalent shares outstanding:
    Basic                                                                        35,021          36,064
                                                                              =============  ============
    Diluted                                                                      35,021          36,117
                                                                              =============  ============

See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Statement of Consolidated Stockholders' Equity (Unaudited)
(In Thousands)
--------------------------------------------------------------------------------------

                                                                                 Accumulated
                                         Common Stock      Additional                Other      Treasury
                                    Number of               Paid-in     Retained  Comprehensive   Stock
                                     Shares      Amount     Capital     Earnings      Loss       at Cost
                                   ----------   ----------  ---------   --------  ----------      -------

Balances, December 31, 1999          35,238   $    382     $176,743    $ 174,468  $  (4,598)    $ (38,659)

Change in cumulative
   translation adjustment                                                           (2,484)

Purchase of treasury shares            (950)                                                     (8,465)

Net loss (as restated)                                                    (2,552)
                                   ---------  ----------   ---------   ---------  ------------  -----------
Balances, March 31, 2000             34,288   $    382     $176,743    $ 171,916  $ (7,082)    $ (47,124)
                                   =========   =========   =========   =========  ============   ==========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                   Three-Month Period
                                                                                    Ended March 31,
                                                                                  2000             1999
                                                                               ---------        -------

                                                                              (As restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                           $  (2,552)      $  10,763
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization, net                                          2,987           2,393
       Provision for returns and doubtful accounts                                 2,194           1,820
   Changes in certain assets and liabilities:
       Accounts receivable                                                       (21,046)        (19,506)
       Inventories                                                                29,582            (654)
       Prepaid expenses and other current assets                                   2,057          (1,078)
       Accounts payable and accrued expenses                                     (17,573)         19,634
                                                                               ---------         -------

              Net cash (used in) provided by operating activities                 (4,351)         13,372
                                                                               ---------         -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                  (17,269)         (2,443)
   Net change in short-term investments                                                            4,252
   Acquisitions, net of cash acquired                                                             (8,398)
                                                                               ---------        --------

              Net cash used in investing activities                              (17,269)         (6,589)
                                                                               ----------         -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Purchase of treasury shares                                                    (8,465)         (4,089)
   Proceeds from short-term borrowings from banks                                 25,000
   Repayments of long-term borrowings                                             (2,399)           (160)
                                                                               ----------       ---------

              Net cash provided by (used in) financing activities                 14,136          (4,249)
                                                                               ---------        -----------

EFFECTS OF EXCHANGE RATES ON CASH                                                 (1,695)          1,104
                                                                               ---------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (9,179)          3,638

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   17,470          42,029
                                                                               ----------          --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $   8,291        $ 45,667
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

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods, comprehensive income (loss) was ($4,187,000) in 2000 (as restated) and $9,146,000 in 1999 net of tax effects on foreign currency translation adjustments of $849,000 in 2000 and $950,000 in 1999.

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

                                                  Three Month
                                                Periods ended
                                                   March 31
                                             ----------------------
                                            2000               1999
                                            ----               ----
     Net Sales (in thousands):          (As restated)
     North America                        $ 295,206          $ 303,942

     Europe                                 153,664            117,709
                                          ----------         -----------

     Consolidated                          $448,870          $ 421,651
                                           ========           ==========
Revenues are attributed to countries based on location of selling subsidiary.

4.	Restatement

Subsequent to the issuance of the Company’s financial statements in its Form 10-Q for the three months ended March 31, 2000, the Company discovered accounting irregularities at a subsidiary company related principally to inventory and sales returns. These irregularities had the effect of overstating certain asset values as of March 31, 2000 and overstating income for the three months ended March 31, 2000. The restatement does not affect previously reported net cash flows for the period or future periods.

As a result, the accompanying financial statements as of and for the three months ended March 31, 2000 have been restated from the amounts previously reported to properly reflect these items. A summary of the effects of the restatement is as follows (in thousands, except per share data):

                                                              Previously
                                                              Reported                  As Restated
                                                              --------                  -----------
     As of March 31, 2000:
          Accounts receivable, net                            $ 227,349                 $ 223,272
          Inventories                                           148,596                   143,544
          Prepaid expenses and other current assets              33,320                    33,039
          Accounts payable and accrued expenses                (221,627)                 (218,839)
          Retained earnings                                    (178,538)                 (171,916)

     Three months ended March 31, 2000:
          Net sales                                           $ 452,987                 $ 448,870
          Cost of sales                                         375,430                   380,701
          Selling, general and administrative expense            70,211                    71,472
          Income (loss) from operations                           7,346                    (3,303)
          Income (loss) before income taxes                       6,782                    (3,867)
          Income taxes                                            2,712                    (1,315)
          Net income (loss)                                       4,070                    (2,552)

          Net Income (loss) per common share:
               Basic                                              $ .12                    $ (.07)
               Diluted                                            $ .12                    $ (.07)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net sales for the three months ended March 31, 2000 increased 6% to $449 million compared to $422 million in the year-ago quarter. The increase of $27 million resulted from quarterly record sales in the Company’s European operations and an increase in PC sales. The number of orders shipped increased 8% to 1.2 million compared to the year-ago quarter, with an average order value unchanged from the prior year. Sales during the quarter from North American operations decreased 3% to $295 million compared to $304 million in the first quarter of 1999. European sales increased 31% to $154 million compared to $118 million in the year-ago quarter. The effect of changes in exchange rates on European sales for the three months was not material.

Gross profit was $68.2 million, or 15.2% of sales, compared to $79.3 million, or 18.8% of sales in the year-ago quarter, a decrease of $11.1 million. The decrease in the gross profit percentage was primarily due to higher returns and losses on liquidation of excess inventory in the Company’s PC assembly operation and the continuing trend of increased sales of PCs and brand name products, which generally have a lower gross profit percentage than our other products. Increased relationship marketing sales and a relatively lower sales contribution from higher-margin industrial products continue to affect the gross profit percentage unfavorably.

Selling, general and administrative expenses for the quarter increased by $9.4 million or 15% to $71.5 million compared to $62.1 million in the first quarter of 1999. The increase resulted from continued expansion of our relationship marketing sales organizations, investments in the Company’s “e-commerce” Internet business and increased advertising costs. As a percentage of sales, selling, general and administrative expenses increased to 15.9% compared to 14.7% in the year-ago quarter.

The Company incurred a loss from operations for the quarter of $3.3 million compared to an operating profit of $17.2 million in the year-ago quarter. The Company’s North American operations incurred an operating loss in the current quarter compared to an operating profit last year. Operating income in Europe increased to $6.2 million from $4.0 million in the year-ago quarter.

Interest and other income decreased as a result of higher interest expense in the current year due to increased borrowings and less interest income from lower invested cash balances.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating loss carrybacks.

As a result of the above, net loss for the quarter was $2.6 million, or $.07 per basic and diluted share, compared to net income of $10.8 million, or $.30 per basic and diluted share, in the first quarter of 1999.

Liquidity and Capital Resources

The Company’s primary capital needs are to finance working capital for sales growth, investments in property, equipment and information technology and business acquisitions. Cash and cash equivalents totaled approximately $8 million at March 31, 2000. For the three months ended March 31, 2000, the Company used cash in operating activities of $4.4 million compared to $13.4 million generated in the year ago period. The decrease resulted from the net loss in 2000 and increased accounts receivable as a result of the increased sales volume. These were partially offset by a decrease in inventories. Cash was used in investing activities in 2000 for the purchase of capital equipment, including a new distribution center in Georgia. Cash was used in financing activities for the purchase of additional treasury shares and repayment of long-term debt. The Board of Directors of the Company has authorized the repurchase of up to 6,350,000 shares of common stock. Through March 31, 2000, the Company has purchased 3,944,000 shares, of which 949,800 were purchased in the first quarter of 2000. Cash outlays were financed by additional short-term borrowings from banks. For the three months ended March 31, 2000, cash and cash equivalents decreased by $9.2 million.

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

SYSTEMAX INC.

Date: November 13, 2000	By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer