Form 10-Q/A
period 2000-06-30
SYSTEMAX INC
filed 2000-11-17
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A - No. 1

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

[X] Yes          [  ] No

The number of shares outstanding of the registrant’s Common Stock as of August 10, 2000 was 34,104,290.

Restatement of Financial Statements and Changes to Certain Information

This Form 10-Q/A is filed to amend the Form 10-Q for the period ended June 30, 2000 (the “Original Form 10-Q”) to restate the Financial Statements (Item 1) and make corresponding changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Subsequent to the issuance of the Company’s financial statements in the Original Form 10-Q, accounting irregularities, principally related to inventory, were discovered at the Company’s Midwest Micro subsidiary. The effects of the restatement are more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)
                                                             June 30,    December 31,
                                                               2000         1999
                                                            -----------  -----------
                                                            (Unaudited)
                                                            (As restated)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                   $  17,946    $  17,470
Accounts receivable, net                                      180,420      200,082
Inventories                                                   132,777      173,966
Prepaid expenses and other current assets                      31,194       35,259
                                                               ------       ------

Total current assets                                          362,337      426,777

PROPERTY, PLANT AND EQUIPMENT, net                             64,967       46,839

GOODWILL, net                                                  71,757       73,684

OTHER ASSETS                                                    2,419        2,662
                                                                -----        -----

TOTAL                                                       $ 501,480    $ 549,962
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks                                      $  40,000    $   9,000
Current portion of long-term debt                                              634
Accounts payable and accrued expenses                         184,371      230,252
                                                              -------      -------

Total current liabilities                                     224,371      239,886
                                                              -------      -------

LONG-TERM DEBT                                                               1,740
                                                                             -----

STOCKHOLDERS' EQUITY:
Preferred stock
Common stock, par value $.01 per share,
issued 38,231,990 shares,
outstanding 34,104,290 and 35,237,790
shares as of June 30, 2000
and December 31, 1999, respectively                               382          382
Additional paid-in capital                                    176,743      176,743
Accumulated other comprehensive loss                           (8,912)      (4,598)
Retained earnings                                             157,385      174,468
                                                              -------      -------
                                                              325,598      346,995
                                                              -------      -------

Less: Common stock in treasury at cost - 4,127,700
and 2,994,200 shares                                           48,489       38,659
    ---------                                                  ------       ------

Total stockholders' equity                                    277,109      308,336
                                                              -------      -------

TOTAL                                                       $ 501,480    $ 549,962
                                                            =========    =========

See notes to condensed consolidated financial statements.
Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                            Six Month               Three Month
                                         Periods ended            Periods ended
                                           June 30,                  June 30,
                                       -------------------       ------------------
                                            2000       1999       2000         1999
                                            ----       ----       ----         ----
                                       (As restated)              (As restated)

NET SALES                              $ 854,842    $ 835,451   $ 405,972      413,800

COST OF SALES                            742,325      679,917     361,624      337,578
                                         -------      -------     -------      -------

GROSS PROFIT                             112,517      155,534      44,348       76,222

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES              136,170      129,433      64,698        67,292
                                         -------      -------      ------        ------

INCOME (LOSS) FROM OPERATIONS            (23,653)      26,101     (20,350)       8,930

OTHER - net                               (2,231)         350      (1,667)          20
                                          ------          ---      ------           --

INCOME (LOSS) BEFORE INCOME TAXES        (25,884)      26,451     (22,017)       8,950

PROVISION (BENEFIT) FOR INCOME TAXES      (8,801)      10,458      (7,486)       3,720
                                          ------       ------      ------        -----

NET INCOME (LOSS)                      $ (17,083)   $  15,993   $ (14,531)   $   5,230
                                       =========    =========   =========    =========

Net income (loss) per common share:    $    (.49)   $     .44   $    (.43)   $     .15
                                       =========    =========   =========    =========
Diluted                                $    (.49)   $     .44   $    (.43)   $     .15
                                       =========    =========   =========    =========

Common and common equivalent shares
outstanding:
Basic                                     34,594       35,941      34,167       35,818
                                          ======       ======      ======       ======
Diluted                                   34,594       35,976      34,167       35,838
                                          ======       ======      ======       ======

See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands)

                                                                                Accumulated
                                  Common Stock           Additional             Other          Treasury
                                  Number of              Paid-in     Retained   Comprehensive  Stock
                                   Shares      Amount    Capital     Earnings   Loss           at Cost
                                  -----------  ------    ----------  --------   -------------  ---------
Balances, December 31, 1999         35,238        $382    $176,743   $174,468    $(4,598)      $(38,659)

Change in cumulative translation
  adjustment                                                                      (4,314)

Purchase of treasury shares         (1,134)                                                      (9,830)

Net loss (as restated)                                                (17,083)
                                    -------       ------- -------    --------    --------      --------

Balances, June 30, 2000             34,104        $382    $176,743   $157,385    $(8,912)      $(48,489)
                                    ======        ====    ========   ========    =======       ========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Thousands)

                                                           Six-Month Periods
                                                             Ended June 30,
                                                          2000          1999
                                                          ----          -----

                                                         (As restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING
     ACTIVITIES:
Net income (loss)                                        $(17,083)    $15,993
Adjustments to reconcile net income (loss) to
net cash provided by
operating activities:
Depreciation and amortization, net                          6,505       7,213
Provision for returns and doubtful accounts                 4,343       3,351
Changes in certain assets and liabilities:
Accounts receivable                                        14,014     (24,767)
Inventories                                                38,095      10,177
Prepaid expenses and other current assets                   4,103      (7,791)
Accounts payable and accrued expenses                     (43,423)      6,610
                                                          -------       -----

Net cash provided by operating activities                   6,554      10,786
                                                            -----      ------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments in property, plant and equipment              (24,540)     (7,419)
Net change in short-term investments                        5,050
Acquisitions, net of cash acquired                                     (8,398)
                                                          -------      ------

Net cash used in investing activities                     (24,540)    (10,767)
                                                          -------     -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchase of treasury shares                                (9,830)     (5,719)
Proceeds from short-term borrowings from banks             31,000
Repayments of long-term borrowings                         (2,286)     (2,325)
                                                           ------      ------

Net cash provided by (used in) financing
activities                                                 18,884      (8,044)
                                                           ------      ------

EFFECTS OF EXCHANGE RATES ON CASH                            (422)        703
                                                             ----         ---

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          476      (7,322)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            17,470      42,029
                                                           ------      ------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $17,946     $34,707
                                                          =======     =======

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

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the six month periods comprehensive income (loss) was ($19,968,000) in 2000 (as restated) and $13,083,000 in 1999 net of tax effects on currency translation adjustments of $1,429,000 in 2000 and $1,749,000 in 1999. For the three month periods, comprehensive income (loss) was ($15,781,000) in 2000 (as restated) and $3,937,000 in 1999 net of tax effects on foreign currency translation adjustments of $580,000 in 2000 and $799,000 in 1999.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations for the six month periods ended June 30, 2000 and 1999, cash flows for the six months ended June 30, 2000 and 1999 and changes in stockholders’ equity for the six months ended June 30, 2000. The December 31, 1999 condensed consolidated balance sheet has been extracted from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.      Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company’s operations by geographic area was as follows:

                                  Six Month           Three Month
                               Periods ended        Periods ended
                                  June 30,             June 30,
                             -----------------    -------------------
                             2000       1999       2000      1999
                             ----       ----       ----      ----

Net Sales (in thousands):
                            (As restated)         (As restated)
North America               $574,440   $605,989   $279,237   $302,047

Europe                       280,402    229,462    126,735    111,753
                             -------    -------    -------    -------

Consolidated                $854,842   $835,451   $405,972   $413,800
                            ========   ========   ========   ========

 Revenues are attributed to countries based on location of selling subsidiary.

4.       Restatement

Subsequent to the issuance of the Company’s financial statements in its Form 10-Q for the six months ended June 30, 2000, the Company discovered accounting irregularities at a subsidiary company related principally to inventory and sales returns. These irregularities had the effect of overstating certain asset values as of June 30, 2000 and overstating income for the three months and six months ended June 30, 2000. The restatement does not affect previously reported net cash flows for the period or future periods.

As a result, the accompanying financial statements as of June 30, 2000 and for the three months and six months ended June 30, 2000 have been restated from the amounts previously reported to properly reflect these items. A summary of the effects of the restatement is as follows (in thousands, except per share data):

                                                             Previously           As
                                                             Reported          Restated
                                                             -----------       ---------
  As of June 30, 2000:
       Accounts receivable, net                              $ 185,692         $ 180,420
       Inventories                                             144,027           132,777
       Prepaid expenses and other current assets                33,084            31,194
       Accounts payable and accrued expenses                  (183,670)         (184,371)
       Retained earnings                                      (176,498)         (157,385)

  Periods ended June 30, 2000:
                                                    Six Months            Three Months
                                                    ----------            -------------
                                           Previously       As       Previously     As
                                           Reported      Restated    Reported     Restated
                                           ----------   ---------    ----------   --------

Net sales                                  $859,857    $854,842      $406,870    $405.972
Cost of sales                               719,801     742,325       344,371     361,624
Selling, general and administrative
     expense                                134,442     136,170        64,231      64,698
Income (loss) from operations                 5,614     (23,653)       (1,732)    (20,350)
Income (loss) before income taxes             3,383     (25,884)       (3,399)    (22,017)
Provision (benefit) for income taxes          1,353      (8,801)       (1,359)     (7,486)
Net income (loss)                             2,030     (17,083)       (2,040)    (14,531)

Net Income (loss) per common share:
Basic                                          $.06       $(.49)        $(.06)      $(.43)
Diluted                                        $.06       $(.49)        $(.06)      $(.43)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales for the three months ended June 30, 2000 decreased 2% to $406 million compared to $414 million in the year-ago quarter. The decrease was attributable to lower North American computer related product sales. The total number of orders shipped decreased 8% compared to the year-ago quarter while the average order value increased 6% from the prior year. European sales increased 13% to $127 million (representing 31% of worldwide sales) compared to $112 million in the year-ago quarter. The effect of changes in exchange rates on European sales for the three months resulted in an 8% unfavorable comparison.

Gross profit was $44.3 million, or 10.9% of sales, compared to $76.2 million, or 18.4% of sales, in the year-ago quarter, a decrease of $31.9 million. The decrease in the gross profit percentage was due to increased technical support and service costs and losses on liquidation of excess inventory in the Company’s PC assembly business. Increased relationship marketing sales and a relatively lower sales contribution from higher-margin industrial products affected the gross profit percentage unfavorably.

Selling, general and administrative expenses for the quarter decreased by $2.6 million or 3.9% to $64.7 million compared to $67.3 million in the second quarter of 1999. These expenses for the second quarter of 1999 included a one-time charge of $4.1 million for reserves related to certain contingencies and a write-off of goodwill. Selling, general and administrative expenses increased $1.5 million in 2000 after excluding the effect of these one-time charges in 1999. This increase resulted from continued expansion of our relationship marketing sales organizations and was partially offset by a decrease in net advertising costs. As a percentage of sales, selling, general and administrative expenses were 15.9% compared to 16.3% in the year-ago quarter (or 15.3% excluding the one-time charges).

The Company incurred a loss from operations for the current quarter of $20.4 million compared to an operating profit of $8.9 million in the year-ago quarter. The Company incurred an operating loss in its North American operations in the current quarter compared to an operating profit last year. Operating income in Europe increased to $3.4 million from $0.6 million in the year-ago quarter. During the quarter, the Company sold its internet auction subsidiary, EZBid Inc., and closed a small software sales subsidiary, which together will eliminate approximately $5 million in operating losses on an annualized basis.

Other – net consists principally of interest expense in 2000 while it also included interest income in 1999, resulting from increased borrowings and less cash available for investment.

As a result of the above, the net loss for the quarter was $14.5 million, or $.43 per basic and diluted share, compared to net income of $5.2 million, or $.15 per basic and diluted share, in the second quarter of 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net sales for the six months ended June 30, 2000 increased 2% to $855 million compared to $835 million in the year-ago period. The net increase of $19 million resulted from strong performance by the Company’s European operations. The number of orders shipped increased marginally compared to the year-ago period, with the average order value up 3% from the prior year. Sales during the period from North American operations decreased 5% to $574 million compared to $606 million in the first half of 1999. European sales increased 22% to $280 million compared to $229 million a year ago. The effect of changes in exchange rates on European sales for the six months resulted in a 6% unfavorable comparison.

Gross profit was $113 million, or 13.2% of sales, compared to $156 million, or 18.6% of sales, in the year-ago period, a decrease of $43 million. The decrease in the gross profit percentage was due to the aforementioned costs associated with the Company’s PC assembly business and the continuing trend of increased sales of PCs and brand name products, which generally have a lower gross profit percentage than our other products. Increased relationship sales and a relatively lower sales contribution from higher-margin industrial products affected the gross profit percentage unfavorably.

Selling, general and administrative expenses for the six months increased by $7 million or 5% to $136 million compared to $129 million in the first half of 1999. The increase resulted from continued expansion of our relationship marketing sales organizations and investments in the Company’s “e-commerce” Internet business offset by decreased net advertising costs. The prior year period also included a one-time charge of $4.1 million for reserves related to certain contingencies and a write-off of goodwill. As a percentage of sales, selling, general and administrative expenses increased to 15.9% compared to 15.5% in the year-ago period (or 15.0% excluding the one-time charges).

The Company incurred a loss from operations for the period of $23.7 million compared to an operating profit of $26.1 million a year ago. North American operations incurred an operating loss for the period. Operating income in Europe increased to $9.6 million from $4.6 million in the year-ago quarter.

Other – net consisted principally of interest expense in 2000 while it also included interest income in 1999, resulting from increased borrowings and less cash available for investment.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating loss carrybacks. No tax benefit was recorded for unrealized U. S. net operating loss carryforwards.

As a result of the above, net loss for the six months was $17.1 million, or $.49 per basic and diluted share, compared to net income of $16.0 million, or $.44 per basic and diluted share, in the first half of 1999.

Liquidity and Capital Resources

The Company’s primary capital needs are to finance working capital for sales growth, investments in property, equipment and information technology and business acquisitions. Cash and cash equivalents totaled approximately $18 million at June 30, 2000. For the six months ended June 30, 2000, the Company generated cash from operating activities of $7 million compared to $11 million generated in the year ago period. The decrease resulted from the net loss in 2000, offset by improvement in changes in accounts receivable, inventories and other current assets and liabilities. Cash was used in investing activities in 2000 for the purchase of capital equipment, including a new distribution center in Georgia and investments in information technology. Cash was used in financing activities for the purchase of additional treasury shares and repayment of long-term debt. The Board of Directors of the Company has authorized the repurchase of up to 6,350,000 shares of common stock. Through June 30, 2000, the Company has purchased 4,127,700 shares, of which 1,133,500 were purchased during 2000 (183,700 in the second quarter). Cash outlays were financed by additional short-term borrowings from banks. For the six months ended June 30, 2000, cash and cash equivalents increased by $476,000.

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