Form 10-K
period 2000-12-31
SYSTEMAX INC
filed 2001-03-30
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
or

[   ]
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number:
1-13792

Systemax Inc.
(Exact name of registrant as specified in its charter)>

Delaware (State or other jurisdiction of incorporation or organization)	11-3262067 (I.R.S. Employer Identification No.)

22 Harbor Park Drive Port Washington, New York (Address of principal executive offices)	11050 (Zip Code)

Registrant's telephone number, including area code: (516) 608-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $ .01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001 was approximately $14,818,000. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

          The number of shares outstanding of the registrant's common stock as of March 16, 2001 was 34,104,290 shares.

           Documents incorporated by reference: The definitive Proxy Statement of Systemax Inc. relating to the 2001 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

TABLE OF CONTENTS

Part I
Item 1. Business	1
General	1
Recent Developments	1
Products	2
Sales and Marketing	3
Distribution Centers	5
Suppliers	5
Management Information Systems	6
Research and Development	6
Competition and Other Market Factors	6
Employees	8
Environmental Matters	8
Financial Information About Foreign and Domestic Operations	8
Item 2. Properties	9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9

Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	10
Item 6. Selected Financial Data	10
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	17
Item 8. Financial Statements and Supplementary Data	18
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	18

Part III
Item 10. Directors and Executive Officers of the Registrant	18
Item 11. Executive Compensation	18
Item 12. Security Ownership of Certain Beneficial Owners and Management	18
Item 13. Certain Relationships and Related Transactions	18

Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	18

Signatures	21

PART I

           Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as "Systemax" or the "Company") include its subsidiaries.

Item 1. Business.

General

           Systemax is a direct marketer of private label and brand name personal desktop computers ("PCs"), notebook computers, computer related products and industrial products in North America and Europe. The Company assembles its own PCs, primarily on a "build to order" basis, and sells them under the trademarks Systemax™, Tiger® and Ultra™. The Company features a broad selection of products, extensive customer service and prompt order fulfillment. Computers and computer related products accounted for 88% of the Company's net sales in 2000.

           Systemax markets its products through an integrated system of distinctively branded, full-color direct mail catalogs, proprietary "e-commerce" Internet sites and personalized "relationship marketing" to business customers. The Company targets individuals at major accounts (customers with more than 1,000 employees), mid-sized accounts (customers with 20 to 1,000 employees), small office/home office ("SOHO") customers and resellers. The Company's portfolio of catalogs includes such established brand names as Global Computer Supplies™, Misco®, HCS Misco™, GlobalDirect™, ArrowStar™, Dartek.com™, TigerDirect.com™, 06™, Midwest Micro™and Infotel™. The Company mailed approximately 157 million catalogs comprising 37 different titles in 2000. The Company currently has twenty-four e-commerce web sites and in 2000 generated over $103 million (6% of net sales) in unassisted Internet sales. At December 31, 2000, the Company had approximately 1.5 million active customers (defined as customers who have purchased from the Company within the preceding 12 months) and combined customer and prospect files of more than 50 million names.

          The Company operates in ten locations in North America. The Company's North American operations accounted for 67.5% of net sales in 2000. Certain functions, such as merchandising, marketing, purchasing and information systems, are performed centrally in North America.

          European operations, which represented 32.5% of net sales for 2000, are generated from nine sales and distribution centers located across Europe: two in England and one each in Scotland, France, Germany, Italy, Spain, the Netherlands and Sweden.

          A large number of the Company's products are carried in stock, and orders for such products are fulfilled directly from the Company's distribution centers, typically on the day the order is received. The strategic locations of the Company's distribution centers allow next day or second day delivery via low cost ground carriers throughout most of the United States, Canada and Western Europe. The strategic locations in Europe have enabled the Company to market into four additional countries with limited incremental investment. The Company maintains relationships with a number of distributors in the United States and Europe that deliver products directly to the Company's customers.

Recent Developments

Discovery and Investigation of Financial Irregularities at Midwest Micro Subsidiary

          On September 7, 2000 the Company announced that it had discovered certain irregularities in the financial records of its Midwest Micro subsidiary based in Fletcher, Ohio. Midwest Micro (now Systemax Manufacturing Inc.) is a manufacturer of PCs and a direct mail provider of personal computers and related supplies. The irregularities totaled $19.1 million (net of tax benefit) and related principally to inventory. Following the Company's internal investigation the matter was referred to local law enforcement officials to investigate possible criminal misconduct. As a result of these irregularities the Company restated its financial results for the first and second quarters of 2000.

Installation of New Management Team at Systemax Manufacturing

          On December 4, 2000 the Company announced the appointment of Robert H. Rose as vice president and general manager of Systemax Manufacturing Inc. Mr. Rose has more than 23 years experience in the computer sector, having held senior positions in manufacturing, engineering and service management. Most recently, he was vice president and general manager of operations at Wyle Systems, an industrial distributor and contract manufacturer. Earlier in his career, Mr. Rose was senior director of the newly created manufacturing division at CompUSA. He played a critical role in the division's launch, with responsibilities ranging from the design of its business model and execution of its operating strategy to managing negotiations with outsource partners and development of its first manufacturing facility. He has also held executive positions with Tandy Corporation, Toshiba, and NEC. Mr. Rose heads a new management team at Systemax Manufacturing with more than 85 years of combined experience in PC manufacturing. The new team has reduced inventory levels at Systemax Manufacturing Inc. by 15% and has reconfigured assembly operations to increase manufacturing efficiencies.

Company Obtains Interim Credit Facility

          In December 2000 the Company entered into a Revolving Credit Agreement with its domestic banks to provide an uncommitted credit facility of $70,000,000. The agreement, originally expiring on January 31, 2001, was later extended to May 31, 2001. As of the date of filing of this Form 10-K the Company has accepted a proposal from a financial institution to obtain a three-year committed domestic borrowing facility to replace the existing Revolving Credit Agreement, principally secured by the Company's eligible accounts receivable and inventory balances. Closing is subject to due diligence and negotiation of a definitive agreement.

Income Tax Refund

          As a result of the net loss incurred in the year ended December 31, 2000, the Company applied for and has received a refund of approximately $25 million from the Internal Revenue Service. The refund was used to reduce the Company's short-term bank borrowings. As of March 23, 2001, the Company had total short-term borrowings outstanding of $16.1 million, of which $15.8 million was in the United States.

Products

          The Company has consistently expanded the breadth of its product offerings in order to fulfill the increasingly wide range of product needs of its customers. In total, Systemax offers over 40,000 brand name and private label products.

           Computer sales include a wide array of private label PCs complemented by offerings of brand named PCs and notebook computers. The Company's computer related products include supplies such as laser printer toner cartridges, ink jet printer cartridges, and paper; media such as recordable compact disks, floppy disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; ergonomic accessories such as adjustable monitor support arms and anti-glare screens; and packaged software.

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

         Product Type - Year Ended December 31 (Percentage of net sales)
         ---------------------------------------------------------------
                                                                                   2000      1999     1998
                                                                                   ----      ----     ----
         Computer and Computer Related Products  ................................   88%       87%      84%
         Industrial Products ....................................................   12        13       16
                                                                                    --        --       --
         Total  .................................................................  100%      100%     100%
                                                                                   ====      ====     ====

           Historically, the Company focused primarily on non-branded or private label products. In 1993 the Company expanded its offerings of brand name computer related products, including peripherals, data communications and networking equipment, software and supplies. In 1995 the Company further expanded its offering of brand name products to include notebooks, desktops and servers. In 1997 the Company entered the "build to order" PC market through the acquisition of Midwest Micro Corp. (now Systemax Manufacturing Inc.). In 1998 and 1999 the Company focused its efforts on the expansion of its PC assembly business by substantially increasing its factory capacity to service additional sales channels. These strategies have impacted the Company's overall gross profit margin percentages as sales of PCs typically have lower gross profit margin percentages than many of the Company's other products.

Sales and Marketing

           Systemax has established an integrated three-pronged system of direct marketing designed to maximize sales. The Company has been expanding its "relationship marketing" team, which services large business customers. These efforts are complemented by the Company's traditional method of frequent catalog mailings to generate inbound telephone sales and the availability of interactive Company web sites which allow customers to purchase products directly over the Internet. The Company believes that the integration of these three marketing methods should enable it to more thoroughly penetrate its customer base. Increased Internet exposure, for example, should lead not only to more Internet sales but can also generate more inbound telephone sales; just as catalog mailings which feature the Company's web sites can result in greater Internet sales.

           Relationship Marketing

          The Company's relationship marketing program focuses on expanding penetration of large and mid-sized businesses by establishing a personal relationship between such customers and a designated Systemax account manager. In the United States, Systemax also has the ability to provide such customers with electronic data interchange ("EDI") ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by customers. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. Relationship marketing sales increased 24% from 1999 to $897 million, or 53% of total revenues. The Company has taken a number of initiatives to improve the productivity of its sales forces and to more aggressively pursue business from both past customers and new prospects, including strengthening its training programs and utilizing new computer software sales tools.

           Catalogs and Inbound Sales

          The Company produces a total of 37 full-line and targeted specialty catalogs under distinct titles. Full-line computer product catalogs offer products such as PCs and hardware, peripherals, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. Systemax also mails multiple catalogs to many individuals at each location, providing the Company with multiple points-of-entry into a business location. Once a prospect purchases a particular product, however, the Company's customers have exhibited strong brand loyalty, resulting in limited customer overlap among the Company's various catalog brands. This multiple brand strategy, with the accompanying customer exposure to the Company's products, is a key factor in the Company's strategy to increase sales volume through broader market coverage and improve the productivity of its customer file through more focused marketing.

           During 2000, the Company distributed approximately 157 million catalogs, of which approximately 120 million catalogs were mailed in North America and approximately 37 million catalogs were distributed in Europe. At December 31, 2000, the Company had approximately 1.5 million active customers.

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

           Systemax's catalogs generate calls to inbound sales groups. Sales representatives use the capabilities of the Company's information systems to fulfill orders and explore additional customer product needs. Each sales representative has immediate access to customer files, including usage and billing information, and real-time inventory levels by distribution center. Using this data, inbound sales personnel are also prompted by their computer screen to cross-sell selected products and obtain specific information relating to customer-specific purchasing habits and product needs.

           Internet Marketing and Sales

          In the past several years, the Company has greatly expanded and upgraded its Internet presence. By year end, the Company had twenty-four e-commerce sites, including WWW.SYSTEMAXPC.COM, WWW.GLOBALCOMPUTER.COM, WWW.MWMICRO.COM, WWW.DARTEK.COM, WWW.TIGERDIRECT.COM, and WWW.GLOBALINDUSTRIAL.COM, offering a wide variety of computer, office and industrial products. Many of these sites also permit customers to purchase "build to order" PC's configured to their own specifications. In 2000 the Company had over $103 million in unassisted Internet sales, or 6% of total revenues.

           Customer and Prospect Database

           Systemax has invested consistently and aggressively in developing a proprietary customer and prospect database. This database, which includes more than 50 million names, represents a major asset of the Company. The Company considers its customers to be the various individuals who work within an organization rather than the business location itself. The customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and purchasing history. Management believes that this variety and depth of information on its customers provides Systemax a significant competitive advantage.

           Customer Service and Support

          Order entry and/or fulfillment occurs at each of the Company's 19 locations. Systemax generally provides toll-free telephone number access to its customers. The integration of the Company's call centers also provide domestic locations with telephone backup in the event of a disruption in phone service. In addition to telephone orders, Systemax also receives orders by mail, by fax, by EDI and on the Internet.

          When an order is entered into the system, it is submitted for credit or credit card approval, as applicable. Upon approval, the order is electronically transmitted to the warehouse and a packing slip is printed for order fulfillment. Approximately 74% of the Company's 2000 sales were on open account and the Company's bad debt experience has traditionally been less than 1% of sales. Orders generally are shipped by United Parcel Service in the United States and by similar national small package delivery services in Europe, as well as by various freight lines and local carriers. Air freight is also available. As a result of the regional locations of the Company's warehouses, Systemax estimates that most customers receive their orders (other than custom items, large furniture and large industrial items shipped directly by the vendor) within one or two business days of the order date. Customers are invoiced for merchandise, shipping and handling promptly after shipment. To better manage sales growth the Company has been working on upgrading its existing computer system for order entry and fulfillment and plans to install a new and improved system in 2001.

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

Distribution Centers

          North America

          The Company operates out of multiple sales and distribution facilities in North America. Certain of these facilities are linked by a wide area network management information system. In the event of adverse delivery conditions (such as bad weather) the Company can shift inbound calls and/or order fulfillment and shipping to an alternative location. Management believes this provides Systemax with important operating flexibility and protection from possible sales interruptions for its North American businesses. See "Management Information Systems."

          A large number of the Company's products are carried in stock, and consequently orders for such products are fulfilled from its distribution centers. Certain products (such as selected computer hardware and large furniture and industrial items) are shipped directly by the supplier. Order fulfillment at the distribution centers is done continuously throughout the day as customer orders are received.

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

Suppliers

          In North America, the Company purchases the majority of its products and components directly from manufacturers, except for certain peripherals, software and hardware products which are purchased through wholesale distributors. In Europe, products are sourced from a combination of local manufacturers and wholesalers. Substantially all of the European catalog product content is sourced in Europe. No single supplier accounted for more than 10% of Systemax's total purchases in 2000, 1999 or 1998.

           Private label products are manufactured either by the Company or by third parties to the Company's specifications. Many of these private label products have been designed or developed by the Company's in-house research and development teams. See "Research and Development".

Management Information Systems

          The Company operates information systems that allow centralized management of key functions. These include communication links between distribution centers, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. These management information systems enable the Company to enhance its flexibility by promptly shipping customer orders (usually on a same-day basis), responding quickly to order changes and providing a high level of customer service. The Company maintains a database of over 50 million customer and prospect names and keeps records of historical purchasing patterns in order to prompt sales personnel with product suggestions to expand customer order values. In addition, the Company has developed a customer prospecting function based upon geographic, economic and demographic data which enables Systemax to utilize its information systems to maintain and expand its customer data files. These applications enable the Company to achieve cost savings, deliver extensive customer service and centrally manage its operations.

Research and Development

          The Company's research and development teams design and develop products for Systemax's private label programs. The individuals responsible for research and development have backgrounds in engineering and industrial design.

          This in-house capability provides important support to the private label programs. Many of the Company's private label products were designed or developed by an in-house research and development team. Examples of products designed in-house include PC's, servers, furniture, ergonomic monitor support arms, printer and monitor stands, wrist rests and other durable computer related products, storage racks and shelving systems, various stock and storage carts, work benches, plastic bins and shop furniture. The Company owns the tooling for many of these products, including plastic bins, computer accessories, furniture, and metal alloy monitor arms. See "Research and Development Costs" in Footnote 1 to the Consolidated Financial Statements for further information.

Competition and Other Market Factors

          PCs and Notebook Computers

          The North American and European computer industries are highly competitive with many U.S., Asian and European companies vying for market share. There are few barriers of entry to the PC market with PCs being sold through the direct market channel, directly from manufacturers, computer superstores, mass merchants and over the Internet. Timely introduction of new products or product features are critical elements to remaining competitive. Other competitive factors include product performance, quality and reliability, technical service and customer support, marketing and distribution and price. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors. Some of the Company's competitors have stronger brand-recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than the Company. Additionally, the Company's results could also be adversely affected should it be unable to implement effectively its technological and marketing arrangements with other companies, such as Microsoft®, Intel® and Advanced Micro Devices.

           Current weakness in the global economy has led to a market-wide slowdown in PC sales. This slowdown has resulted in rising inventories among our competitors creating an aggressive pricing environment that has affected and may continue to affect profitability over the short-term. Our long-term view of the PC market, however, remains optimistic, although there can be no assurance that current economic conditions will soon improve.

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

          The market for computer products is subject to intense price competition, which we anticipate will continue to have a negative impact on gross margins. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors.

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

Employees

          As of December 31, 2000, the Company employed a total of 4,019 employees, including 3,865 full-time and 154 part-time employees, of whom 2,661 were in North America and 1,358 were in Europe.

          None of the Company's employees is represented by a labor union, except for approximately 39 warehouse employees in New York who are covered by an "open-shop" agreement with the Company which expires at the end of 2001, and certain employees at several locations in Europe. Employees are not required to join the union.

          The Company considers its relationships with employees to be good and has not experienced a work stoppage in 26 years.

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

Financial Information About Foreign and Domestic Operations

The Company conducts its business in North America (the United States and Canada) and Europe. The following sets forth the Company's operations in its two geographic markets (in thousands):

     2000                                          Europe              North America            TOTAL
     ----                                   --------------------   ---------------------   --------------
     Net sales..............................      $548,097            $1,138,006           $ 1,686,103
     Income (loss) from operations..........       $17,294              $(78,302)             $(61,008)
     Identifiable assets....................      $107,800              $430,219              $538,018

     1999                                          Europe              North America            TOTAL
     ----                                   --------------------   ---------------------   --------------
     Net sales..............................      $491,071            $1,263,401           $ 1,754,472
     Income from operations.................       $10,541               $49,294               $59,835
     Identifiable assets....................       $93,900              $457,912              $551,812

     1998                                          Europe              North America             TOTAL
     ----                                   --------------------   ---------------------   -----------
     Net sales..............................      $314,404            $1,121,250            $1,435,654
     Income from operations.................       $10,851               $53,497               $64,348
     Identifiable assets....................      $111,412              $343,027              $454,439

Item 2. Properties.

          The Company's primary facilities, which are leased except where otherwise indicated, are as follows:

                                                                               Approx            Expiration
               Facility                             Location                   Sq. Ft.            of Lease
               --------                             --------                   -------            --------

Headquarters, Sales and
  Distribution Center, Catalog
  Operations (1)............................Port Washington, NY                178,000              2007
Sales and Distribution Center...............Suwanee, GA                        360,675             owned
Sales and Distribution Center...............Compton, CA                        140,000              2007
Sales and Distribution Center...............Naperville, IL                     241,000              2010
Sales Center................................Holmdel, NJ                         51,000              2002
Sales and Distribution Center...............Markham, Ontario                    45,000              2005
Sales and Distribution Center...............Verrieres le Buisson, France        10,000              2008
Sales and Distribution Center...............Frankfurt, Germany                  92,000              2010
Sales and Distribution Center...............Madrid, Spain                       35,000               (2)
Sales and Distribution Center...............Milan, Italy                        90,000              2003
Sales and Distribution Center...............Greenock, Scotland                  78,000             owned
Sales and Distribution Center...............Wellingborough, England             33,000              2013
Sales, Distribution and PC
Assembly Center  .......................... London, England                     68,000              2007
Sales Center................................Miami, FL                           71,000              2010
Sales Center................................Amstelveen, Netherlands              5,000              2003
PC Assembly, Sales and Distribution Center..Fletcher, Ohio                     297,000             owned
European Headquarters.......................Uxbridge, England                    7,400              2005
Sales Office................................Uxbridge, England                    3,600              2006

Sales and Distribution Center...............Lidkoping, Sweden                   20,000              2006

Sales Center................................Stockholm, Sweden                    3,000              2002

(1) For information about facilities leased from related parties, see "Certain Relationships and Related Transactions--Agreements--Leases and Related Guarantees."

(2) Terminable upon two months prior written notice.

Item 3. Legal Proceedings.

          The Company is a party to various legal actions arising in the normal course of business, none of which, in management's opinion, is anticipated to have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

           During the quarter ended December 31, 2000, there were no matters submitted to a vote of the Company's security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          The Company's Common Stock is traded on the New York Stock Exchange under the symbol "SYX". The following table sets forth the high and low closing sales price of the Company's Common Stock as reported on the New York Stock Exchange for the periods indicated.

              2000                                                                  High         Low
              ----                                                                  ----         ---

              First quarter...................................................     $11.06       $ 8.19
              Second quarter..................................................       9.13         3.44
              Third quarter...................................................       5.19         2.75
              Fourth quarter..................................................       3.00         1.00

              1999                                                                  High         Low
              ----                                                                  ----         ---

              First quarter...................................................     $23.06       $12.75
              Second quarter..................................................      18.13        10.06
              Third quarter...................................................      11.75         8.38
              Fourth quarter..................................................      10.00         7.31

          On March 16, 2001, the last reported sale price of the Company's Common Stock on the New York Stock Exchange was $1.65 per share. As of March 16, 2001, the Company had 246 stockholders of record.

          The Company has not paid any dividends since its initial public offering and anticipates that all of its cash provided by operations in the foreseeable future will be retained for the development and expansion of its business, and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future. See "Certain Relationships and Related Transactions" for a description of the Company's historical distributions.

Item 6. Selected Financial Data.

          The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected income statement data for the years ended December 31, 2000, 1999 and 1998 and the selected balance sheet data as of December 31, 2000 and 1999 is derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 31, 1998, 1997 and 1996 and the selected income statement data for the year ended December 31, 1997 is derived from the audited financial statements of the Company which are not included in this report.

                                                                Year Ended December 31,
                                                --------------------------------------------------------
                                                2000          1999         1998         1997        1996
                                                ----          ----         ----         ----        ----
Income Statement Data:                            (In millions, except per common share data, number of
                                                      catalog titles and number of countries)

  Net sales.................................  $1,686.1     $1,754.5     $1,435.7     $1,145.4       $911.9
  Gross profit..............................   $ 209.9       $314.5       $288.6       $265.5       $249.6
  Selling, general and
     administrative expenses................    $270.9       $254.7       $224.2       $206.3       $180.1
  Income (loss) from operations.............    $(61.0)       $59.8        $64.3        $59.3        $69.5
  Income taxes..............................    $(24.5)       $24.5        $25.8        $23.3        $27.7

  Net income (loss).........................    $(40.8)       $36.0        $41.3        $38.8        $43.7
  Net income (loss) per common share:
      Basic.................................    $(1.19)       $1.01        $1.11        $1.02        $1.16
      Diluted...............................    $(1.19)       $1.01        $1.11        $1.02        $1.15

  Weighted average common
     shares outstanding:
      Basic.................................      34.3         35.8         37.3         38.0         37.6
      Diluted...............................      34.3         35.8         37.3         38.2         38.1

Selected Operating Data:

  Active customers (1)......................       1.5          1.8          1.8          1.8          1.7
  Orders entered............................       3.9          4.4          3.8          3.5          3.4
  Number of catalogs distributed............       157          171          179          162          160
  Number of catalog titles....................      37           37           44           41           40
  Number of countries receiving catalogs......      14           14           14           13           12

Balance Sheet Data (at December 31):
  Working capital ..........................    $106.7       $186.9       $194.6       $187.8       $194.4
  Total assets................................  $538.0       $551.8       $454.4       $399.7       $331.4
  Short-term debt...........................     $48.6         $9.0                                    $.5
  Long-term debt, excluding
    current portion.........................                   $1.7         $2.5         $2.0         $2.0
  Stockholders' equity......................    $255.7       $310.2       $286.6       $272.2       $228.6

(1) An "active customer" is defined as a customer who has purchased from the Company within the preceding 12 months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

          The Company incurred a net loss for the year ended December 31, 2000 of $40.8 million compared to net income for the year ended December 31, 1999 of $36.0 million and net income for the year ended December 31, 1998 of $41.3 million. In August 2000 the Company discovered certain irregularities in the financial records of a subsidiary company. As a result, certain asset values were overstated and income was overstated as disclosed in the Company's quarterly statements for March 31 and June 31, 2000. The Company restated its financial results for the aforementioned periods.

          The following table represents the Company's consolidated statement of income data expressed as a percentage of net sales for the three most recent fiscal years:

                                                                          2000         1999          1998
                                                                          ----         ----          ----
         Net sales.....................................................   100.0%       100.0%        100.0%
         Gross profit..................................................    12.4         17.9          20.1
         Selling, general and administrative expenses..................    16.1         14.5          15.6
         Income (loss) from operations.................................    (3.6)         3.4           4.5
         Interest and other income.....................................                   .1            .2
         Interest expense..............................................      .3
         Income taxes..................................................    (1.5)         1.4           1.8
         Net income (loss).............................................    (2.4)         2.1           2.9

NET SALES

          Net sales of $1.69 billion in 2000 were $68 million or 3.9% lower than the $1.75 billion reported in 1999. Worldwide sales of PC's, representing approximately 25% of the Company's total sales, were down only 1% for the year in spite of difficult market conditions. Sales attributable to the Company's North American operations decreased 9.9% to $1.14 billion in 2000 from $1.26 billion in 1999. The decrease was primarily in the Company's computer products business, as a result of lower incoming orders from inbound customers. European sales increased 11.6% to $548.1 million in 2000 from $491.1 million in 1999, as all of the Company's operations in Europe reported sales increases for the year. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $57 million in 2000 compared to 1999. Excluding the movements in foreign exchange rates, European sales would have increased 23% over the prior year. For the year ended December 31, 1999, net sales increased by $318.8 million or 22.2% to $1.75 billion from $1.44 billion in 1998. This increase was primarily attributable to increased demand for the Company's PC's, increased revenue from relationship marketing sales and the inclusion of sales from Simply Computers Ltd. ("Simply") since its acquisition at the beginning of February 1999. Sales from the Company's North American operations increased 12.7% to $1.26 billion in 1999 from $1.12 billion in 1998. European sales increased to $491.1 million in 1999 from $314.4 million in 1998, an increase of 56.2%, of which approximately $110 million (35%) related to Simply. The effect of changes in exchange rates on European sales for 1999 was not significant.

GROSS PROFIT

           Gross profit, which consists of net sales less product, shipping, assembly and certain distribution center costs, decreased by $104.7 million or 33.3% to $209.9 million in 2000 from $314.5 million in 1999. The gross profit margin decreased to 12.4% in 2000 from 17.9% in 1999. Gross profit was significantly impacted by losses in the Company's PC assembly business, principally related to increased sales returns and losses on liquidation of excess inventory. Increased technical support and service costs also contributed to the lower margin. Gross profit margin in the North American computer products business declined by approximately 3 percentage points on the lower sales volume and gross profit margin in Europe declined by 1.5 percentage points. The market for computer products is subject to intense price competition, which the Company anticipates will continue to have a negative impact on gross margins. Gross profit margins on industrial product sales remained consistent in 2000 from 1999 and 1998, but the lower sales contribution of these higher-margin products negatively impacted the Company's overall gross profit margin. Gross profit increased by $26.0 million or 9.0% to $314.5 million in 1999 from $288.5 million in 1998. Gross profit margin decreased to 17.9% in 1999 from 20.1% in 1998. The decrease in gross profit margin resulted from a continuing shift in product mix, reflecting a greater percentage of PCs (which typically have a lower gross profit margin percentage than many of the Company's other products) and increased relationship marketing sales. Industry-wide shortages in certain key PC components also resulted in increased costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses totaled $270.9 million, or 16.1% of net sales in 2000, compared to $254.7 million, or 14.5% of net sales in 1999. This resulted from higher personnel and related costs in both North America and Europe, reflecting the increase in the worldwide relationship marketing sales force and higher bad debt expense. These expense increases were partially offset by lower advertising costs associated with catalog mailings as the Company's focus continues to shift to relationship sales. The Company decreased its staffing levels in areas other than relationship marketing during the year to adjust to the lower level of incoming business. For the year ended December 31, 1999, selling, general and administrative expenses increased by $30.5 million or 13.6% to $254.7 million from $224.2 million in 1998. As a percentage of net sales they decreased to 14.5% in 1999 from 15.6% in 1998. The decrease as a percentage of net sales was primarily attributable to reduced catalog costs in North America as a result of the increased efficiencies from larger average order sizes, vendor supported advertising, expense control and the leveraging of selling, general and administrative expenses over a larger sales base.

INCOME (LOSS) FROM OPERATIONS

          The Company incurred a loss from operations for the year ended December 31, 2000 of $61.0 million compared to an operating profit of $59.8 million in the year-ago period. The operating loss resulted from the decline in gross profit and increase in selling, general and administrative expenses. During the second quarter of 2000, the Company sold its internet auction subsidiary, EZBid Inc., and closed a small software sales subsidiary, which together eliminate approximately $5 million in operating losses on an annualized basis. Operating income in Europe, which increased to $17.3 million from $10.5 million a year ago, was adversely affected by $1.5 million, due to the stronger dollar in relation to major European currencies. Income from operations decreased by $4.5 million or 7.0% to $59.8 million in 1999 from $64.3 million in 1998.

INTEREST AND OTHER INCOME/INTEREST EXPENSE

           Interest expense increased to $4.4 million in 2000 from $0.5 million in 1999 and 1998 due to increased borrowings under the Company's credit facilities. The weighted average interest rate on short-term borrowings was 7.9% in 2000 and 8.2% in 1999. Interest and other income decreased from $3.2 million in 1998, to $1.2 million in 1999 and $0.1 million in 2000 primarily due to lower levels of investments in short-term securities as a result of less cash available for investment.

INCOME TAXES

           Income taxes in 2000 consist of income tax benefits for net operating loss carrybacks, reduced by foreign income taxes paid or payable. No tax benefit was recorded for state and local net operating loss carryforwards. The effective tax rate in 1999 increased to 40.5% from 38.5% in 1998 as a result of higher state and local taxes in the United States and a change in the relative income earned in foreign locations.

NET INCOME (LOSS)

          As a result of the above, the net loss for 2000 was $40.8 million, or $1.19 per basic and diluted share, compared to net income of $36.0 million, or $1.01 per basic and diluted share, in 1999 and $41.3 million, or $1.11 per basic and diluted share, in 1998.

Seasonality

          The operations of the Company are somewhat seasonal. In particular, net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during the summer months. The following table sets forth the net sales, gross profit and income (loss) from operations for each of the quarters since January 1, 1999 (amounts in millions).

         2000                                     March 31      June 30      September 30      December 31
         ----                                     --------      -------      ------------      -----------
         Net sales............................       $449         $406           $410            $421
         Gross profit.........................        $68          $44            $48             $50
         Loss from operations.................        $(3)        $(20)          $(21)           $(17)

         1999                                     March 31      June 30      September 30      December 31
         ----                                     --------      -------      ------------      -----------
         Net sales............................       $422         $414           $440            $478
         Gross profit.........................        $79          $76            $78             $81
         Income from operations...............        $17           $9            $16             $18

Financial Condition, Liquidity and Capital Resources

          The Company's cash balance decreased $3.0 million during the year ended December 31, 2000. The Company's working capital was $107 million at December 31, 2000, down from $187 million at the end of 1999, due principally to a $40 million increase in short-term bank borrowings to fund fixed asset purchases and the net loss incurred, offset by a $47 million decrease in inventories.

          Cash was provided by operating activities in each of the three years presented, $8.5 million in 2000, $20.5 million in 1999 and $37.8 million in 1998. The significant loss incurred by the Company in 2000 was the primary reason for the decrease in operating cash flow compared to 1999. However, cash flow was provided by operations in 2000 as a result of reductions in inventories and a decrease in accounts receivable. The decrease in cash flow in 1999 resulted from increased inventories, caused by a one-time buildup to service increased demand. Additionally, accounts receivable increased in 1999 as a result of the increase in sales and an increase in the average days sales outstanding due to a change in the mix of sales by location.

          In 2000 the Company used net cash in investing activities of $41.0 million, primarily for property, plant and equipment additions. Capital additions in 2000 included $13.6 million for the purchase and outfitting of a new distribution facility in Georgia, $2 million for upgrading the Company's information systems infrastructure and $7.9 million in connection with software development programs the Company expects to implement in 2001. In 1999 the Company used net cash of $36.1 million for investing activities. Expenditures for property, plant and equipment totaled $22.0 million and included expansion of the Company's PC assembly facility and improvements to information systems. Expenditures for business acquisitions, including the payment of contingent consideration, totaled $19.2 million. Short-term investments decreased by $5.0 million to partially fund these activities. Net cash of $13.0 million was used in 1998 in investing activities for business acquisitions and additions to property, plant and equipment, offset by a $4.0 million decrease in short-term investments. This included capacity expansion at the PC assembly facility, completion of the Company's Compton, California facility and improvements to information systems.

           Anticipated capital expenditures in 2001 are expected to be $10 million and include the continued development and implementation of new information systems. The Company plans to fund these expenditures out of cash from operations and borrowings.

          In 2000, $27.5 million of cash was provided by financing activities, while in 1999 $3.8 million and in 1998 $25.4 million of cash was used in financing activities. In 2000, the Company purchased additional treasury shares for $9.8 million and used $2.2 million to repay a long-term loan in Europe. The Company borrowed $39.6 million to finance these expenditures as well as the fixed asset additions. In 1999, $10.1 million was used to repurchase additional shares of the Company's common stock and $2.8 million was used to repay a mortgage loan. This was partially funded by $9.0 million in short-term bank borrowings. In 1998, the Company used $28.6 million of cash to purchase shares of its common stock.

          The Company maintains uncommitted credit lines with financial institutions totaling approximately $90 million in the United States and Europe, borrowings under which are available at the discretion of the lenders.

          In December 2000 the Company entered into a Revolving Credit Agreement with its domestic banks to provide an uncommitted credit facility of $70 million, secured by all of the Company's domestic accounts receivable. The agreement, originally expiring on January 31, 2001, was later extended to May 31, 2001. This facility replaces previously uncommitted, unsecured lines of credit the Company maintained with these banks, and is available for its domestic operations. The agreement provides, at the Company's option, interest based on LIBOR or the prime rate and contains certain covenants and restrictions, including limitation on the payment of dividends and on business acquisitions. At December 31, 2000 there was $38,000,000 outstanding under this agreement. Included in this agreement, the Company may have outstanding letters of credit equal to the amount of the total line less outstanding borrowings. At December 31, 2000 there were $2,405,000 of outstanding letters of credit.

          The Company also entered into a £15,000,000 ($22,395,000 at the December 31, 2000 exchange rate) multi-currency credit facility with a financial institution in the United Kingdom in January 2000, which is available to its United Kingdom subsidiaries. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility is secured by assets of certain of the Company's United Kingdom subsidiaries and a guaranty from the Company. At December 31, 2000 there were £7,068,000 ($10,559,000) of borrowings outstanding under this line.

          As a result of the net loss incurred in the year ended December 31, 2000, the Company applied for and has received a refund of approximately $25 million from the Internal Revenue Service. The refund was used to reduce the Company's short-term bank borrowings. As of March 23, 2001, the Company had total short-term borrowings outstanding of $16.1 million, of which $15.8 million was in the United States.

          The Company has accepted a proposal from a financial institution for a three-year committed domestic borrowing facility to replace the existing Revolving Credit Agreement, secured principally by the Company's eligible accounts receivable and inventory balances. Closing is subject to due diligence and negotiation of a definitive agreement. The Company believes it has access to adequate funds for continued operations and growth through its available cash balances and funds generated by operations and secured lines of credit maintained with financial institutions but there can be no assurance that the Company will reach a satisfactory agreement for a new facility.

          The Company is party to certain litigation, as disclosed in "Commitments and Contingencies" in the Notes to Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial statements.

Recent Accounting Developments

           Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. The Company currently does not make use of derivative instruments as defined by SFAS No. 133. If the Company does not increase the utilization of derivative instruments, the adoption of this standard is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption did not have a significant effect on the consolidated results of operations or financial position.

Implications to the Company From the Adoption of a European Common Currency

          The Company has extensive operations in Europe, including France, Germany, Italy, the Netherlands, Spain, Sweden, England and Scotland. It also sells into additional countries in Europe. For the 2000 fiscal year, approximately 32.5% of the Company's net sales were in Europe. With the exception of Sweden and the United Kingdom, all of the countries in which the Company has operations are participants in the European common currency, the Euro. The adoption of such common currency is being phased in over a three-year period that ends in June 2002. During the phase-in period, both the Euro and the historical currency of a country will be valid, although new Euro-denominated currency will not be issued until 2002. Until the introduction of Euro-denominated currency, the paying party will have the option to decide whether to pay in the legacy currency or in Euros converted to the legacy currency. The introduction of the Euro has not required a significant modification to the Company's accounting systems and has not had a significant adverse impact on European sales or pricing. There is no expectation of a significant adverse impact in the future.

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

          Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the Company's ability to manage rapid growth as a result of internal expansion and strategic acquisitions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation and anticipated upgrading of the Company's management information systems, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, industrial products and office products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company's web sites, (xi) risks associated with delivery of merchandise to customers by utilizing common delivery services such as UPS, including possible strikes, (xii) risks due to shifts in market demand and/or price erosion of owned inventory, (xiii) ability to consummate and maintain satisfactory loan agreements with the Company's lenders, (xiv) borrowing costs, (xv) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xvi) pending or threatened litigation and investigations and (xvii) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

          The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect Systemax's sales (as expressed in U.S. dollars), gross margins, operating expenses and retained earnings. The Company may engage in hedging programs aimed at limiting in part the impact of certain currency fluctuations. Using primarily forward exchange and foreign currency option contracts, Systemax may from time to time hedge certain of its assets that, when remeasured according to generally accepted accounting principles, may impact the Statement of Consolidated Operations. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales forecasts, volatility of the currency markets, availability of hedging instruments and the credit-worthiness of the parties which have entered into such contracts with the Company. Any currency contracts that are entered into by Systemax are for the sole purpose of hedging an existing or anticipated currency exposure, not for speculative or trading purposes. In spite of Systemax's hedging efforts to reduce the effect of changes in exchange rates against the U.S. dollar, the Company's sales or costs could still be adversely affected by changes in those exchange rates.

          As of December 31, 2000, the Company had no outstanding forward exchange contracts.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          The information required by Item 10 of Part III is hereby incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement").

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

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements	F-1 F-2 F-3 F-4 F-5 F-6 - F-13

2.	Financial Statement Schedules:

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Registrant[1]

3.2	By-laws of Registrant[1]

3.3	Certificate of Amendment of Certificate of Incorporation changing the Company's name to Systemax Inc.[7]

4.1	Stockholders Agreement[2]

10.1	Form of 1995 Long-Term Stock Incentive Plan3*

10.2	Exchange Agreement dated as of May 8, 1995 between certain stockholders of the Predecessor Companies and the Company[1]

10.3	Lease Agreement dated October 14, 1992 between the Company and 2RB Associates Co. (Port Washington facility)[1]

10.4	Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility)[1]

10.4A	Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility) [8]

10.5	Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility)[4]

10.6	Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago and Walsh, Higgins&Company (Naperville facility)[1]

10.7	Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility)[5]

10.9	Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto[1]

10.10	Form of 1995 Stock Plan for Non-Employee Directors3*

10.11	Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg3*

10.12	Asset Purchase Agreement dated September 12, 1997 among Infotel, Inc., Mark L. Runkle, Midwest Micro Corp. and the Company[6]

10.13	Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein4*

10.14	Revolving Credit Agreement among the Company, certain subsidiaries of the Company, The Chase Manhattan Bank, as Agent, and The Bank of New York, as Documentation Agent, dated November 30, 2000[10]

10.15	Security Agreement, dated as of October 16, 2000, among the Company, certain subsidiaries of the Company and the Chase Manhattan Bank for itself and as agent for The Bank of New York [11]

10.16	First Amendment, dated as of January 22, 2001 to Revolving Credit Agreement among the Company, certain subsidiaries of the Company, The Chase Manhattan Bank, as Agent, and The Bank of New York, as Documentation Agent, dated November 30, 2000[13]

10.17	Second Amendment, dated as of March 16, 2001 to Revolving Credit Agreement among the Company, certain subsidiaries of the Company, The Chase Manhattan Bank, as Agent, and The Bank of New York, as Documentation Agent, dated November 30, 2000

19.1	Specimen stock certificate of Registrant[14]

19.2	Form of 1999 Long-Term Stock Incentive Plan9*

21	Subsidiaries of the Registrant

23	Consent of experts and counsel: Consent of Independent Public Accountants

99	Audit Committee Charter [12]

                      * Management contract or compensatory plan or arrangement

(b)           Reports on Form 8-K.

A report on Form 8-K was filed by the Company on November 9, 2000 concerning the Company's announcement of its financial results for the quarter ended September 30, 2000 and its restatement of financial results for the quarters ended March 31, 2000 and June 30, 2000.

A report on Form 8-K was filed by the Company on December 20, 2000 concerning the December 20, 2000 execution of the Revolving Credit Agreement dated November 30, 2000 among the Company, certain subsidiaries of the Company, The Chase Manhattan Bank, as Agent, and The Bank of New York, as Documentation Agent.

[1]	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).

[2]	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.

[3]	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).

[4]	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.

[5]	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.

[6]	Incorporated herein by reference to the Company's report on Form 8-K dated September 26, 1997.

[7]	Incorporated herein by reference to the Company's report on Form 8-K dated May 18, 1999.

[8]	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.

[9]	Incorporated herein by reference to the Company's report on Form 10-Q for the quarterly period ended September 30, 1999

[10]	Incorporated herein by reference to the Company's report on Form 8-K dated December 20, 2000

[11]	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000.

[12]	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000

[13]	Incorporated herein by reference to the Company's report on Form 8-K dated February 5, 2001.

[14]	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 27th day of March, 2001.

SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS Richard Leeds	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2001

/s/ BRUCE LEEDS Bruce Leeds	Vice Chairman and President of International Operations	March 27, 2001

/s/ ROBERT LEEDS Robert Leeds	Vice Chairman and President of Domestic Operations	March 27, 2001

/s/ ROBERT DOOLEY Robert Dooley	Director and Senior Vice President-- Worldwide Computer Sales and Marketing	March 27, 2001

/s/ STEVEN GOLDSCHEIN Steven Goldschein	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2001

/s/ MICHAEL J. SPEILLER Michael J. Speiller	Vice President and Controller (Principal Accounting Officer)	March 27, 2001

/s/ ROBERT D. ROSENTHAL Robert D. Rosenthal	Director	March 27, 2001

/s/ STACY DICK Stacy Dick	Director	March 27, 2001

********

INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors of
SYSTEMAX INC.:

We have audited the accompanying consolidated balance sheets of Systemax Inc. and its subsidiaries, (the "Company"), as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP
New York, New York
February 13, 2001

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(IN THOUSANDS, except for share data)

                                                                                    2000            1999
                                                                                    ----            ----

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                      $  14,496       $   17,470
  Accounts receivable, net                                                         183,493          200,082
  Inventories                                                                      127,271          173,966
  Prepaid expenses and other current assets                                         29,509           28,890
  Income taxes receivable                                                           25,486
  Deferred income tax benefit                                                        8,781            6,369
                                                                                 ---------       ----------
         Total current assets                                                      389,036          426,777

PROPERTY, PLANT AND EQUIPMENT, net                                                  74,749           46,839

GOODWILL, net                                                                       70,672           73,684

DEFERRED INCOME TAX BENEFIT                                                          3,224            4,190

OTHER ASSETS                                                                           337              322
                                                                                 ---------       ----------

      TOTAL                                                                      $ 538,018       $  551,812
                                                                                 =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

  Notes payable to banks                                                         $  48,559    $       9,000
  Current portion of long-term debt                                                                     634
  Accounts payable                                                                 170,548          165,525
  Accrued expenses and other current liabilities                                    63,240           64,727
                                                                                 ---------       ----------
         Total current liabilities                                                 282,347          239,886
                                                                                 ---------       ----------

LONG-TERM DEBT                                                                                        1,740
                                                                                                 ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, authorized
      25 million shares, issued none
  Common stock, par value $.01 per share, authorized
     150 million shares, issued 38,231,990; outstanding
     34,104,290 (2000) and 35,237,790 (1999)                                           382              382
  Additional paid-in capital                                                       176,743          176,743
  Accumulated other comprehensive loss                                              (6,662)          (2,748)
  Retained earnings                                                                133,697          174,468
                                                                                 ---------       ----------
                                                                                   304,160          348,845
                                                                                 ---------       ----------
  Less: common stock in treasury at cost - 4,127,700 (2000) and
     2,994,200 (1999) shares                                                        48,489           38,659
                                                                                 ---------       ----------
                Total shareholders' equity                                         255,671          310,186
                                                                                 ---------       ----------

      TOTAL                                                                      $ 538,018       $  551,812
                                                                                 =========       ==========

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                 2000              1999            1998
                                                                 ----              ----            ----

NET SALES                                                    $ 1,686,103       $1,754,472      $1,435,654

COST OF SALES                                                  1,476,248        1,439,947       1,147,098
                                                               ---------        ---------      ----------

GROSS PROFIT                                                     209,855          314,525         288,556

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                       270,863          254,690         224,208
                                                               ---------        ---------      -----------

INCOME (LOSS) FROM OPERATIONS                                    (61,008)          59,835          64,348

INTEREST AND OTHER INCOME                                           (106)          (1,153)         (3,225)

INTEREST EXPENSE                                                   4,352              465             497
                                                               ---------        ---------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                                (65,254)          60,523          67,076

PROVISION (BENEFIT) FOR INCOME TAXES                             (24,483)          24,511          25,824
                                                               ---------        ---------      -----------

NET INCOME (LOSS)                                             $  (40,771)       $  36,012       $  41,252
                                                              ===========       =========        ==========

NET INCOME (LOSS) PER COMMON SHARE:
    BASIC                                                     $    (1.19)       $    1.01       $    1.11
                                                              ===========       =========        =========
    DILUTED                                                   $    (1.19)       $    1.01       $    1.11
                                                              ===========       =========        =========

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)

                                                                        Accumulated
                              Common Stock                                Other
                                Number           Additional            Comprehensive   Treasury    Comprehensive
                                 of               Paid-in   Retained   Income (Loss),   Stock        Income
                                Shares   Amount   Capital   Earnings    Net of Tax     at Cost       (Loss)
                              --------- -------- ---------  --------   ------------    ---------   ---------

Balances, January 1, 1998      38,232   $    382 $ 176,743  $ 97,204  $   (1,174)

Change in cumulative
  translation adjustment                                                   1,083                    $   1,083
Purchase of treasury shares    (2,104)                                                 $ (28,604)
Net income                                                    41,252                                   41,252
                              -------   -------- ---------  --------  ----------       ---------    ---------
Total comprehensive income                                                                          $  42,335
                                                                                                    ---------
Balances, December 31, 1998    36,128        382   176,743   138,456         (91)        (28,604)

Change in cumulative
 translation adjustment                                                   (2,657)                   $  (2,657)
Purchase of treasury shares      (890)                                                   (10,055)
Net income                                                    36,012                                   36,012
                              -------   -------- ---------  --------  ----------       ---------    ---------

Total comprehensive income                                                                          $  33,355
                                                                                                    ---------

Balances, December 31, 1999    35,238        382   176,743   174,468      (2,748)        (38,659)

Change in cumulative
 translation adjustment                                                   (3,914)                   $  (3,914)
Purchase of treasury
  shares                       (1,134)                                                    (9,830)
Net loss                                                     (40,771)                                 (40,771)
                              -------   -------- ---------  --------  ----------       ---------    ---------

Total comprehensive loss                                                                            $ (44,685)
                                                                                                     ---------

Balances, December 31, 2000    34,104   $    382  $176,743 $ 133,697  $   (6,662)       $(48,489)
                              =======    =======  ========  ========   =========        ========

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)

                                                                       2000             1999                   1998
                                                                       ----             ----                   ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                                    $(40,771)        $  36,012         $    41,252
Adjustments to reconcile net income (loss)  to net
  cash provided by (used in) operating activities:
    Depreciation and amortization, net                                 13,608            11,170               7,482
   Charges associated with the impairment of certain long lived assets                    1,921
    Provision for deferred income taxes                                   230             1,160              (2,728)
    Provision for returns and doubtful accounts                        12,721             8,832               5,264
    Changes in certain assets and liabilities:
      Accounts receivable                                              (3,263)          (46,578)            (23,688)
      Inventories                                                      43,124           (39,506)            (23,942)
      Prepaid expenses and other current assets                        (1,245)           (7,186)                330
      Income tax receivable                                           (25,486)
      Accounts payable and accrued expenses                             9,554            54,714              33,801
                                                                     --------         ---------         -----------

         Net cash provided by operating activities                      8,472            20,539              37,771
                                                                     --------         ---------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net change in short-term investments                                                      5,050               3,967
Investments in property, plant and equipment                          (40,738)          (21,981)            (11,051)
Acquisitions, net of cash acquired                                                      (10,176)
Deferred payments on acquisitions                                        (249)          (9,000)             (5,942)
                                                                     --------         ---------         -----------

         Net cash used in investing activities                        (40,987)          (36,107)            (13,026)
                                                                     --------          ---------         -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from long-term borrowings
3,326
Proceeds from short-term borrowings from banks                         39,559             9,000
Repayments of long-term borrowings                                     (2,245)           (2,767)               (168)
Purchase of treasury shares                                            (9,830)          (10,055)            (28,604)
                                                                     --------         ---------         -----------

         Net cash provided by (used in) financing activities           27,484            (3,822)            (25,446)
                                                                     --------         ---------         -----------

EFFECTS OF EXCHANGE RATES ON CASH                                       2,057            (5,169)               (702)
                                                                     --------         ---------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (2,974)          (24,559)             (1,403)
                                                                     --------         ---------         -----------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        17,470            42,029              43,432
                                                                     --------         ---------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 14,496         $  17,470         $    42,029
                                                                     ========         =========         ===========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                        $  4,176         $     537         $       309
                                                                     ========         =========         ===========
Income taxes paid                                                    $  5,027         $  21,684         $    28,577
                                                                     ========         =========         ===========
See notes to consolidated financial statements.

SYSTEMAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

Revenue Recognition and Accounts Receivable – The Company recognizes sales of products, including shipping revenue, at the time of shipment. Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns of approximately $15,329,000 and $13,963,000 at December 31, 2000 and 1999, respectively. The changes in these allowance accounts are summarized as follows (in thousands):

          Year ended December 31                            2000         1999         1998
          ----------------------                         -------       -------      -------
          Balance, beginning of year.....................$  13,963    $  8,664      $ 7,338
          Charged to expense..............................  12,721       8,832        5,264
          Acquisitions....................................               1,614
          Reductions, principally write-offs..............(11,355)     (5,147)      (3,938)
                                                          ---------   ---------     -------
          Balance, end of year...........................$  15,329    $ 13,963      $ 8,664
                                                         =========    =========     =======
Inventories - Inventories consist primarily of finished goods and are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. Depreciation of furniture, fixtures and equipment is on the straight-line or accelerated method over their estimated useful lives ranging from three to ten years. Depreciation of buildings is on the straight-line method over estimated useful lives of 30 to 50 years. Leasehold improvements are amortized over the term of the respective leases.

Capitalized Software Costs – The Company capitalizes purchased software ready for service and capitalizes software development costs incurred on significant projects from the time that the preliminary project stage is completed and management commits to funding a project until the project is substantially complete and the software is ready for its intended use. Capitalized costs include materials and service costs and payroll and payroll-related costs. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system, generally five years.

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

Advertising Costs - Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period of catalog distribution during which the benefits are expected. Advertising expenditures relating to the Company's national advertising campaign are expensed in the period the advertising takes place. Advertising costs, net of rebates from vendors, of $54.1 million in 2000, $57.1 million in 1999 and $64.2 million in 1998 are included in the accompanying Consolidated Statement of Operations. Prepaid expenses at December 31, 2000 and 1999 include deferred advertising costs of $14.8 million and $13.8 million, respectively, which are reflected as an expense during the period benefited.

Research and Development Costs - Costs incurred in connection with research and development are expensed as incurred. Such expenses for the years ended December 31, 2000, 1999 and 1998 aggregated approximately $1,868,000, $2,256,000 and $1,352,000, respectively.

Goodwill, net – Goodwill and negative goodwill are combined and presented net of accumulated amortization. Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 40 years. In instances where the Company had acquired a business below the fair value of the assets acquired, the Company recorded negative goodwill. Annual amortization of goodwill was an expense of $1,698,000 in 2000, $2,323,000 in 1999 and $751,000 in 1998

Evaluation of Long-lived Assets – Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. During the second quarter of 1999, the Company wrote off $1.9 million of goodwill associated with a number of small acquisitions made during the previous few years.

Net Income (Loss) Per Common Share – The Company accounts for net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Net income (loss) per common share-basic was calculated based upon the weighted average number of common shares outstanding during the respective periods. Net income (loss) per common share-diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods except in loss periods, where the effect is anti-dilutive.

The weighted average common shares outstanding for the computation of basic earnings per common share for 2000, 1999 and 1998 were 34.3 million, 35.8 million and 37.3 million, respectively. Additionally 42,000 in 1999 and 16,000 in 1998 of equivalent common shares were included for the diluted calculation.

Comprehensive Income (Loss) - In 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders' Equity. Comprehensive income (loss) was ($44,685,000) in 2000, $33,355,000 in 1999 and $42,335,000 in 1998, net of tax effects on currency translation adjustments of $1,719,000 in 2000, $1,593,000 in 1999 and ($699,000) in 1998.

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

Recent Accounting Pronouncements - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. The Company currently does not make use of derivative instruments as defined by SFAS No. 133. If the Company does not increase the utilization of derivative instruments, the adoption of this standard is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption did not have a significant effect on the consolidated results of operations or financial position.

2.      ACQUISITIONS

The Company acquired two businesses in 1999 for $12.2 million in cash and two businesses in 1998 for $5.9 million in cash. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of net assets acquired, in the amount of $17.0 million in 1999 and $5.2 million in 1998 has been recorded as goodwill and is being amortized over the estimated useful lives.

The pro forma results for 2000, 1999 and 1998, assuming these acquisitions had been made at the beginning of the period, would not have been materially different from the reported results.

3.     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consists of the following (in thousands):

                                                                      2000           1999
                                                                   -----------     ----------
     Land and buildings............................................$    25,518     $   11,348
     Furniture and fixtures, office, computer and
          warehouse equipment.......................................    74,774         55,825
     Leasehold improvements.........................................    12,505         10,774
     Transportation equipment.......................................     2,431          2,529
                                                                    ----------     ----------
                                                                       115,228         80,476
     Less accumulated depreciation and amortization.................    40,479         33,637
                                                                    ----------     ----------
     Property, plant and equipment, net.............................$   74,749     $   46,839
                                                                    ==========     ==========

4.      RELATED PARTY TRANSACTIONS

The Company leases several warehouse and office facilities from affiliates (see Note 8). Rent expense under those leases aggregated approximately $1,314,000, $1,584,000 and $1,584,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.      DEBT

In December 2000 the Company entered into a Revolving Credit Agreement with its domestic banks to provide an uncommitted credit facility of $70 million, secured by all of the Company's domestic accounts receivable. The agreement, originally expiring on January 31, 2001, was later extended to May 31, 2001. This facility replaces previously uncommitted, unsecured lines of credit the Company maintained with these banks, and is available for its domestic operations. The agreement provides, at the Company's option, interest based on LIBOR or the prime rate. The agreement contains certain covenants and restrictions, including limitation on the payment of dividends and on business acquisitions. At December 31, 2000 there was $38,000,000 outstanding under this agreement. Included in this agreement, the Company may have outstanding letters of credit equal to the amount of the total line less outstanding borrowings. At December 31, 2000 there were $2,405,000 of outstanding letters of credit.

Subsequent to December 31, 2000, the Company accepted a proposal from a financial institution for a three-year committed domestic borrowing facility to replace the existing Revolving Credit Agreement, secured principally by the Company's eligible accounts receivable and inventory balances. Closing is subject to due diligence and negotiation of a definitive agreement, which management believes will be completed during the Company's quarter ending June 30, 2001.

The Company entered into a £15,000,000 ($22,395,000 at the December 31, 2000 exchange rate) multi-currency credit facility with Barclays Bank in the United Kingdom in January 2000, which is available to its United Kingdom subsidiaries. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility is secured by assets of certain of the Company's United Kingdom subsidiaries and a guaranty from the Company. At December 31, 2000 there were £7,068,000 ($10,559,000) of borrowings outstanding under this line.

The weighted average interest rate on short-term borrowings was 7.9% in 2000 and 8.2% in 1999.

At December 31, 1999, there was $2,374,000 of long-term debt outstanding, of which $634,000 was current. This represented the balance of a five-year loan agreement in the amount of 26.7 million Swedish Krone, payable in quarterly installments, with interest at a rate of LIBOR plus 200 basis points. The loan was secured by substantially all of the assets of the Company's United Kingdom subsidiaries and was repaid during the first quarter of 2000.

6.      SHAREHOLDERS' EQUITY

In May 1998 the Board of Directors authorized a share repurchase program to acquire up to 1,350,000 (subsequently increased to 4,350,000) common shares on the open market. The Company purchased an aggregate of 1,133,500 shares during 2000 at an aggregate cost of $9.8 million, 890,300 shares during 1999 at an aggregate cost of $10.1 million and 2,103,900 shares during 1998 at an aggregate cost of $28.6 million.

As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amount at December 31, 2000 was not material.

Stock Option Plans - The Company has three fixed option plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-Term Stock Incentive Plan - This plan allows the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2.0 million shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award shall be granted under this plan after December 31, 2005. A total of 1,771,782 options were outstanding under this plan as of December 31, 2000.

The 1995 Stock Option Plan for Non-Employee Directors - This plan provides for automatic awards of non-qualified options to directors of the company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the tenth annual stockholders meeting. A total of 30,000 options were outstanding under this plan as of December 31, 2000.

The 1999 Long-Term Stock Incentive Plan - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-Term Stock Incentive Plan, restricting the awards to non-qualified stock options authorized by the Compensation Committee of the Board of Directors. A maximum total number of 2.0 million shares may be granted under this plan. No award shall be granted under this plan after December 31, 2009. A total of 324,850 options were outstanding under this plan as of December 31, 2000.

The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation costs have been recognized for stock options. Had compensation costs of the plans been determined under a fair value alternative method as stated in Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensations", the Company would have recorded such amount in the accompanying consolidated financial statements as compensation expense. On a pro forma basis, net income (loss) would have been ($42.6) million for 2000, $33.9 million for 1999 and $39.8 million for 1998, and diluted earnings (loss) per common share would have been ($1.24) for 2000, $0.95 for 1999 and $1.07 for 1998. The Company arrived at the fair value of stock grant at the date of the grant by using the Black-Scholes pricing option model with the following assumptions used for grants: risk-free interest rate of 6.0% (2000), 6.0% (1999) and 5.9% (1998); expected dividend rate of 0% for 2000, 1999 and 1998; expected life of 3.72 years (2000), 3.67 years (1999) and 3.78 years (1998); and expected volatility of 62% (2000), 48% (1999) and 38% (1998). The stock options outstanding at December 31, 2000, 1999 and 1998 have a weighted average contractual life of 6.7 years, 7.8 years and 7.7 years, respectively. The following table reflects the plan activity for the years ended December 31, 2000, 1999 and 1998:

                                        Year-end Options
                                           For Shares         Option Prices
                                           ----------         -------------
      Outstanding, January 1, 1998          1,304,948        $17.50 to $39.06
      Granted                                 469,450        $12.38 to $17.50
      Cancelled                              (131,550)       $17.50 to $18.41
                                             --------        ----------------
      Outstanding, December 31, 1998        1,642,848        $12.38 to $39.06
      Granted                                 848,700        $ 7.31 to $ 7.88
      Cancelled                               (65,164)       $12.38 to $18.41
                                              -------        ----------------
      Outstanding, December 31, 1999        2,426,384        $ 7.31 to $39.06
      Granted                                   4,000        $ 7.19
      Cancelled                              (303,752)       $ 7.31 to $18.41
                                             --------        ----------------
      Outstanding, December 31, 2000        2,126,632        $ 7.19 to $39.06
                                            =========
The following table summarizes information for the three years ended December 31, 2000 concerning currently outstanding and exercisable options:

                                            2000                         1999                        1998
                                 --------------------------  ---------------------------  ------------------------
                                          Weighted-Average             Weighted Average          Weighted Average
Fixed Options                     Shares   Exercise Price      Shares   Exercise Price     Shares Exercise Price
                                  ------------------------------------------------------------------------------
Outstanding at beginning of year 2,426,384    $14.34        1,642,848      $18.04        1,304,948   $19.28
Granted .........................    4,000    $ 7.19          848,700      $ 7.32          469,450   $14.49
Cancelled ....................... (303,752)   $11.72          (65,164)     $17.14         (131,550)  $17.64
                                 ----------                ----------                     --------
Outstanding at end of year ......2,126,632    $14.70        2,426,384      $14.34        1,642,848   $18.04
                                 =========                  =========                    =========

Options exercisable at year end  1,133,547                    595,050                      335,550

Weighted average fair value per
   option granted during the year    $5.60                      $3.02                        $5.77

     As of December 31, 2000:
          Range of                                    Weighted-Average   Weighted-Average              Weighted-Average
          Exercise                   Number               Remaining          Exercise        Number        Exercise
           Price                  Outstanding         Contractual Life         Price       Exercisable      Price
     -----------------------      -----------         ----------------   ----------------  -----------  ---------------

     $  7.19 to $ 15.00             901,850                 8.58             $  8.49        167,526        $  7.47
     $ 15.01 to $ 20.00             977,782                 5.38             $ 17.39        719,021        $ 17.41
     $ 20.01 to $ 30.00             243,000                 4.71             $ 26.57        243,000        $ 26.57
     $ 30.01 to $ 39.06               4,000                 5.33             $ 39.06          4,000        $ 39.06
                                  ---------                                               ---------
     $  7.19 to $ 39.06           2,126,632                 6.66             $ 14.70      1,133,547        $ 17.98
                                  =========                                               =========

7.      INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

           Year Ended December 31          2000            1999          1998
           ----------------------        --------        --------     ---------
           Current:
              Federal                    $(24,915)       $ 18,145     $  22,072
              State                        (1,146)          3,558         4,259
              Foreign                       1,348           1,648         2,242
           Deferred                           230           1,160        (2,749)
                                         --------        --------     ---------
              Total                      $(24,483)       $ 24,511     $  25,824
                                         ========        ========     =========
Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense (benefit) and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

           Year Ended December 31                                       2000         1999        1998
           ----------------------                                     -------      -------     ---------
           Income tax at Federal statutory rate                      $(22,839)    $ 21,183     $  23,477
           State and local income taxes, net of federal tax benefit      (766)       2,461         2,511
           Foreign operating losses with no benefit provided                           932
           Foreign income taxed at different rates                       (481)
           Other items, net                                              (397)         (65)         (164)
                                                                     --------     --------     ---------
                                                                     $(24,483)    $ 24,511     $  25,824
                                                                     ========     ========     =========
The deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                                     2000        1999
                                                                                   -------     --------
           Current:
              Deductible assets....................................................$(5,030)    $ (5,380)
              Non-deductible accruals and reserves..................................12,416       10,129
              Non-deductible assets................................................. 1,430        1,692
              Other.................................................................   (35)         (72)
                                                                                    ------     --------
                  Current........................................................... 8,781        6,369
                                                                                    ------     --------

           Non-current:
              Foreign net operating loss carryforwards.............................. 4,280        5,642
              Accelerated depreciation..............................................(1,035)        (968)
              Basis differences from acquisitions...................................  (667)         792
              Valuation allowances..................................................(2,923)      (3,126)
                                                                                    ------     --------
                  Non-current.......................................................  (345)       2,340
                                                                                    ------     --------
                      Total.........................................................$8,436     $  8,709
                                                                                    ======     ========
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

The Company has provided a full valuation allowance for certain state net operating loss carryforwards as it is not likely they will be realized.

8.       COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through December 2015. The Company currently has leases for two facilities in New York with entities owned by the Company's three senior executives, directors and principal stockholders.

At December 31, 2000 future minimum annual lease payments for related and third-party leases were as follows (in thousands):

                                                   Related Party         Third Party          Total
                                                   -------------         -----------         --------
             2001................................    $  1,224            $  5,019            $ 6,243
             2002................................       1,224               4,516              5,740
             2003................................       1,224               4,188              5,412
             2004................................       1,224               3,720              4,944
             2005................................       1,224               3,738              4,962
             2006-2010...........................       2,295              13,614             15,909
             2011-2015...........................                             583                583
                                                     --------            --------            -------

                                                     $  8,415            $ 35,378            $43,793
                                                     =========           ========            =======
Annual rent expense aggregated approximately $8,580,000, including $1,314,000 to related parties, for 2000, $8,223,000, including $1,584,000 to related parties, for 1999 and $7,665,000, including $1,584,000 to related parties, for 1998.

Guarantees - The Company has issued a guarantee to a U. K. financial institution to secure a line of credit for its European subsidiaries.

Litigation – In December 1999 the Company settled its lawsuit with a bankrupt former supplier and its lenders. After the payment of a cash settlement, the Company's fourth quarter results of operations were positively impacted ($3.0 million net of tax) by the reversal of amounts previously reserved for in connection with this lawsuit.

The Company has been named as a defendant in other lawsuits incidental to its business. Management of the Company, based on discussions with legal counsel, believes the ultimate resolution of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

Contingency - The Company is required to collect sales tax on certain of its sales. In accordance with current laws, approximately 13% of the Company's 2000 domestic sales were subject to sales tax. Changes in law could require the Company to collect sales tax in additional states.

Employee Benefit Plans - Certain of the U.S. subsidiaries participate in defined contribution 401(k) plans covering eligible employees as defined by the plan document. Contributions to the plans by the Company are determined as a percentage of the employees' contributions. Aggregate expense to the Company for contributions to such plans was approximately $514,000 in 2000, $437,000 in 1999 and $397,000 in 1998.

Liabilities accrued by certain foreign entities for employee termination indemnities, determined in accordance with labor laws and labor agreements in effect in the respective country, were not material.

Foreign Exchange Risk Management - The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The Company may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice would be to minimize the impact of foreign exchange rate movements on the Company's operating results. As of December 31, 2000, the Company had no outstanding forward exchange contracts.

Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2000 and 1999, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks and long-term debt are considered to be representative of their respective fair values as their interest rates are based on market rates.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company's customer base.

9.      SEGMENT AND RELATED INFORMATION

Pursuant to SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information", the Company determined that it is engaged in a single reportable segment which markets and sells various business products. The Company's product offerings include personal computers (PC's), computer related products, industrial products and office products and are monitored for sales trends and profitability in these sub-categories. Products are marketed through an integrated system of direct mail catalogs, a network of major account sales representatives and proprietary e-commerce Internet web-sites.

Financial information relating to the Company's operations by geographic area was as follows (in thousands):

                                               Net Sales
                             -------------------------------------------
                                2000             1999              1998
                             -------------------------------------------
     North America           $1,138,006       $1,263,401       $1,121,250
     Europe                     548,097          491,071          314,404
                             ----------       ----------        ---------
     Consolidated            $1,686,103       $1,754,472       $1,435,654
                             ==========       ==========       ==========
Revenues are attributed to countries based on location of selling subsidiary.

                                                Long-Lived Assets
                               --------------------------------------------
                                 2000             1999              1998
                               --------------------------------------------

     North America             $116,363          $ 91,590          $79,254
     Europe                      29,058            28,933           11,346
                               --------          --------          -------
     Consolidated              $145,421          $ 120,523         $90,600
                               ========          =========         =======

10.       QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data is as follows (in thousands, except for per share amounts):

                                           First        Second           Third       Fourth
     2000                                 Quarter       Quarter         Quarter      Quarter
     ----                                 -------       -------         -------      -------

     Net sales.........................$ 448,870      $ 405,972         $ 409,795    $ 421,466
     Gross profit......................$  68,169      $  44,348         $  47,777    $  49,561
     Net loss   .......................$  (2,552)     $ (14,531)        $ (14,236)   $  (9,452)
     Net loss per common share:
              Basic and diluted........   ($ .07)       ($  .43)          ($  .42)      ($ .28)

                                            First        Second           Third      Fourth
     1999                                 Quarter        Quarter         Quarter     Quarter
     ----                                 -------        -------         -------     -------

     Net sales.........................$ 421,651      $ 413,800         $ 440,659    $ 478,362
     Gross profit......................$  79,312      $  76,222         $  77,697    $  81,294
     Net income........................$  10,763      $   5,230         $   9,314    $  10,705
     Net income per common share:
              Basic and diluted........$     .30      $     .15         $     .26    $     .30

* * * * * * *

EXHIBIT INDEX

10.17	Second Amendment, dated as of March 16, 2001 to Revolving Credit Agreement among the Company, certain subsidiaries of the Company, The Chase Manhattan Bank, as Agent, and The Bank of New York, as Documentation Agent, dated November 30, 2000

21	Subsidiaries of the Registrant

23	Consent of Independent Public Accountants