Form 10-Q
period 2001-03-31
SYSTEMAX INC
filed 2001-05-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

[X] Yes     [ ] No

The number of shares outstanding of the registrant’s Common Stock as of May 11, 2001 was 34,104,290.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMAX INC.
Condensed Consolidated Balance Sheets
(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------------

                                                               March 31,       December 31,
                                                                  2001              2000
                                                              -------------- ----------------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $   2,484       $   14,496
  Accounts receivable, net                                      170,542          183,493
  Inventories                                                   107,042          127,271
  Prepaid expenses and other current assets                      27,135           38,290
  Income taxes receivable                                                         25,486
                                                              ---------       ----------

         Total current assets                                   307,203          389,036

PROPERTY, PLANT AND EQUIPMENT, net                               76,257           74,749

GOODWILL, net                                                    69,282           70,672

OTHER ASSETS                                                      3,911            3,561
                                                              ---------       ----------

TOTAL                                                         $ 456,653       $  538,018
                                                              =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                                      $  19,475       $   48,559
  Accounts payable and accrued expenses                         183,665          233,788
                                                              ---------       ----------

         Total current liabilities                              203,140          282,347
                                                              ---------       ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share,
    authorized 25 million shares,
      issued none
  Common stock, par value $.01 per share,
      issued 38,231,990 shares,
      outstanding 34,104,290 shares                                 382              382
  Additional paid-in capital                                    176,743          176,743
  Accumulated other comprehensive loss                           (9,183)          (6,662)
  Retained earnings                                             134,060          133,697
                                                              ---------       ----------
                                                                302,002          304,160
                                                              ---------       ----------

  Less: Common stock in treasury at cost - 4,127,700 shares      48,489           48,489
                                                              ---------       ----------

         Total stockholders' equity                             253,513          255,671
                                                              ---------       ----------

TOTAL                                                         $ 456,653       $  538,018
                                                              =========       ==========

See notes to condensed consolidated financial statements.

SYSTEMAX INC.
Condensed Consolidated Statements of Operations (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             Three Month
                                                                            Periods ended
                                                                              MARCH 31,
                                                                            --------------
                                                                            2001            2000
                                                                            ----            ----

NET SALES                                                              $  405,898        $448,870

COST OF SALES                                                             339,787         380,701
                                                                         ---------      ----------

GROSS PROFIT                                                               66,111          68,169

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               64,784          71,472
                                                                         ---------      ----------

INCOME (LOSS) FROM OPERATIONS                                               1,327          (3,303)

INTEREST AND OTHER INCOME (EXPENSE) - Net                                    (763)           (564)
                                                                         ---------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                                             564          (3,867)

PROVISION (BENEFIT) FOR INCOME TAXES                                          201          (1,315)
                                                                         ---------      ----------

NET INCOME (LOSS)                                                       $     363       $  (2,552)
                                                                         =========      ==========

Net income (loss) per common share:
    Basic                                                               $     .01       $   ( .07)
                                                                         =========      ==========
    Diluted                                                             $     .01       $   (07)
                                                                         =========      ==========

Common and common equivalent shares outstanding:
    Basic                                                                  34,104          35,021
                                                                         =========      ==========
    Diluted                                                                34,104          35,021
                                                                         =========      ==========

See notes to condensed consolidated financial statements

SYSTEMAX INC.
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
(IN THOUSANDS)

                                                                          Accumulated
                                                                            Other
                                  COMMON STOCK      Additional           Comprehensive Treasury
                               Number of             Paid-in   Retained      Loss       Stock      Comprehensive
                                SHARES     AMOUNT    CAPITAL   EARNINGS   NET OF TAX    AT COST     INCOME (LOSS)
                               ----------  -------  ---------  --------  ------------ ---------   -------------

BALANCES, DECEMBER 31, 2000    34,104      $  382   $ 176,743  $ 133,697 $  (6,662)   $(48,489)

Change in cumulative
  translation adjustment                                                    (2,521)                 $  (2,521)
Net income                                                           363                                  363
                               ------      ------   ---------  --------- ---------    ---------      ----------

Total comprehensive loss                                                                            $  (2,158)
                                                                                                    ----------

BALANCES, MARCH 31, 2001       34,104      $  382   $ 176,743  $ 134,060 $  (9,183)   $(48,489)
                               ======      ======   =========  ========= =========    =========

See notes to condensed consolidated financial statements.

SYSTEMAX INC.
Condensed Statements of Consolidated Cash Flows (Unaudited)
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------

                                                                                   Three-Month Periods
                                                                                      Ended March 31,
                                                                                     2001            2000
                                                                               ----------------------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                           $     363      $   (2,552)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization, net                                          3,750           2,987
       Provision for returns and doubtful accounts                                 1,616           2,194

   Changes in certain assets and liabilities:
       Accounts receivable                                                         6,732         (21,046)
           Inventories                                                            18,726          29,582
       Prepaid expenses and other current assets                                   8,831           2,057
       Income taxes receivable                                                    24,907
       Accounts payable and accrued expenses                                     (45,623)        (17,573)
                                                                               ---------         --------

              Net cash provided by (used in) operating activities                 19,302         (4,351)
                                                                                --------         --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                   (5,551)         (17,269)
                                                                               ----------        --------

              Net cash used in investing activities                               (5,551)         (17,269)
                                                                               ----------        --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Purchase of treasury shares                                                                     (8,465)
   Proceeds (repayments) of short-term borrowings from banks                     (28,656)          25,000
   Repayments of long-term borrowings                                                              (2,399)
                                                                               -----------       --------

              Net cash provided by (used in) financing activities                (28,656)          14,136
                                                                               ----------        --------
14,136
--------

EFFECTS OF EXCHANGE RATES ON CASH                                                  2,893           (1,695)
                                                                               ---------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (12,012)          (9,179)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   14,496           17,470
                                                                               ---------          -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $   2,484         $  8,291
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

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Stockholders’ Equity. For the three month periods, comprehensive loss was $2,158,000 in 2001 and $4,187,000 in 2000 net of tax effects on foreign currency translation adjustments of $1,093,000 in 2001 and $849,000 in 2000.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and 2000, cash flows for the three months ended March 31, 2001 and 2000 and changes in stockholders’ equity for the three months ended March 31, 2001. The December 31, 2000 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2000 and for the period then ended. The results for the three months ended March 31, 2001 are not necessarily indicative of the results for an entire year.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001. The Company currently does not make use of derivative instruments as defined by SFAS No. 133. If the Company does not increase the utilization of derivative instruments, the effect of this standard is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

3.

Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company’s operations by geographic area was as follows:

                                                Three Month
                                                Periods ended
                                                  March 31,
                                                -------------

                                               2001         2000
                                               ----         ----
     Net Sales (in thousands):

     North America                          $ 248,239     $ 295,206

     Europe                                   157,659       153,664
                                            ----------    ---------

     Consolidated                           $ 405,898      $448,870
                                            =========     =========

     Revenues are attributed to countries based on location of selling subsidiary.
Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net sales for the three months ended March 31, 2001 decreased 10% to $406 million compared to $449 million in the year-ago quarter. The decrease was attributable to lower North American computer related product sales and weakness in the market for PC’s. European sales increased 3% to $158 million (representing 39% of worldwide sales) compared to $154 million in the year-ago quarter. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $13 million in 2001. Excluding the movements in foreign exchange rates, European sales would have increased 11% over the prior year.

Gross profit was $66.1 million, or 16.3% of sales, compared to $68.2 million, or 15.2% of sales, in the year-ago quarter, a decrease of $2.1 million. The improvement in the gross profit percentage was due to the elimination of losses incurred in 2000 on liquidation of excess inventory in the Company’s PC assembly business and higher sales contribution from higher margin products.

Selling, general and administrative expenses for the quarter decreased by $6.7 million or 9.4% to $64.8 million compared to $71.5 million in the first quarter of 2000. This decrease resulted from a reduction in advertising spending and lower bad debt and telephone expenses. As a percentage of sales, selling, general and administrative expenses were 16.0% compared to 15.9% in the year-ago quarter.

The Company had income from operations for the current quarter of $1.3 million compared to an operating loss of $3.3 million in the year-ago quarter. The Company incurred an operating loss of $4.5 million in its North American operations in the current quarter compared to an operating loss of $9.5 million last year. Operating income in Europe was $5.8 million, slightly decreased from $6.2 million in the year-ago quarter.

Interest and other expense - net consists principally of interest expense. Interest expense increased in 2001 as a result of increased short-term borrowings.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating loss carrybacks.

As a result of the above, net income for the quarter was $0.4 million, or $.01 per basic and diluted share, compared to a net loss of $2.6 million, or $.07 per basic and diluted share, in the first quarter of 2000.

Liquidity and Capital Resources

The Company’s cash balance totaled approximately $2.5 million at March 31, 2001. The Company’s working capital at March 31, 2001 was $159 million, increased from $107 million at the end of 2000, due principally to decreased inventories and repayments of outstanding short-term borrowings. For the three months ended March 31, 2001, the Company generated cash from operating activities of $19.3 million compared to $4.4 million used in the year ago period. As a result of the net loss incurred in the year ended December 31, 2000, the Company applied for and has received a refund of approximately $25 million from the Internal Revenue Service. The refund was used to reduce the Company’s short-term bank borrowings. Cash was used in investing activities in 2001 for the purchase of capital equipment, primarily investments in information technology. Cash was used in financing activities to repay $29 million of short-term borrowings from banks. For the three months ended March 31, 2001, cash and cash equivalents decreased by $12 million.

The Company maintains uncommitted credit lines with financial institutions totaling approximately $90 million in the United States and Europe, borrowings under which are available at the discretion of the lenders.

The Company has a Revolving Credit Agreement with its domestic banks to provide an uncommitted credit facility of $70 million, secured by all of the Company’s domestic accounts receivable. The agreement, originally expiring on January 31, 2001, was later extended to May 31, 2001. This facility replaces previously uncommitted, unsecured lines of credit the Company maintained with these banks, and is available for its domestic operations. The agreement provides, at the Company’s option, interest based on LIBOR or the prime rate and contains certain covenants and restrictions, including limitation on the payment of dividends and on business acquisitions. At March 31, 2001 there was $13.8 million outstanding under this agreement. Included in this agreement, the Company may have outstanding letters of credit equal to the amount of the total line less outstanding borrowings. At March 31, 2001 there were $2,000,000 of outstanding letters of credit.

The Company also has a £15,000,000 ($21,325,000 at the March 31, 2001 exchange rate) multi-currency credit facility with a financial institution in the United Kingdom. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility is secured by assets of certain of the Company’s United Kingdom subsidiaries and a guaranty from the Company. At March 31, 2001 there were £4.0 million ($5.7 million) of borrowings outstanding under this line.

The Company has accepted a proposal from a financial institution for a three-year committed domestic borrowing facility to replace the existing Revolving Credit Agreement, secured principally by the Company’s eligible accounts receivable and inventory balances. The Company expects to close this transaction during the second quarter, subject to due diligence and negotiation of a definitive agreement. In the event the Company does not close this transaction by May 31, 2001, the Company believes that it will be able to obtain an additional extension of its existing credit facility. The Company believes it has access to adequate funds for continued operations and growth through its available cash balances and funds generated by operations and secured lines of credit maintained with financial institutions but there can be no assurance that the Company will reach a satisfactory agreement for a new facility.

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

The value of the U.S. dollar affects the Company’s financial results. Changes in exchange rates may positively or negatively affect Systemax’s sales (as expressed in U.S. dollars), gross margins, operating expenses and retained earnings. The Company may engage in hedging programs aimed at limiting in part the impact of certain currency fluctuations. Using primarily forward exchange and foreign currency option contracts, Systemax may from time to time hedge certain of its assets that may impact the Statement of Consolidated Income when remeasured according to generally accepted accounting principles. These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company’s hedging programs include accuracy of sales forecasts, volatility of the currency markets, availability of hedging instruments and the credit-worthiness of the parties which have entered into such contracts with the Company. All currency contracts that are entered into by Systemax are for the sole purpose of hedging an existing or anticipated currency exposure, not for speculative or trading purposes. In spite of Systemax’s hedging efforts to reduce the effect of changes in exchange rates against the U.S. dollar, the Company sales or costs could still be adversely affected by changes in those exchange rates.

As of March 31, 2001, the Company had no outstanding forward exchange contracts.

PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits

(a)	Exhibits.

3.1	Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-92052).

3.2	By-laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

3.3

Certificate of Amendment of Certificate of Incorporation changing the Company’s name to Systemax Inc. (Incorporated herein by reference to the Company’s current report on Form 8-K, filed on May 18, 1999).

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(b)	Reports on Form 8-K

          A report on Form 8-K was filed by the Company on January 22, 2001 concerning the First Amendment, dated January 22, 2001, to its Revolving Credit Agreement with Chase Manhattan Bank and the Bank of New York extending the term of the Company’s $70,000,000 credit facility through March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 11, 2001	By:/s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By:/s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer