Form 10-Q
period 2001-06-30
SYSTEMAX INC
filed 2001-08-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

[X] Yes [ ] No

The number of shares outstanding of the registrant's Common Stock as of August 13, 2001 was 34,104,290.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                     June 30,        December 31,
                                                                       2001              2000
                                                                    ------------     -------------
                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $  20,898       $   14,496
  Accounts receivable, net                                            147,798          183,493
  Inventories                                                          96,654          127,271
  Prepaid expenses and other current assets                            29,648           38,290
  Income taxes receivable                                               5,180           25,486
                                                                    ------------     -----------
         Total current assets                                         300,178          389,036

PROPERTY, PLANT AND EQUIPMENT, net                                     81,917           74,749

GOODWILL, net                                                          68,500           70,672

OTHER ASSETS                                                            2,089            3,561
                                                                    ------------    -----------
TOTAL                                                               $ 452,684       $  538,018
                                                                    ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks                                            $  22,941       $   48,559
  Accounts payable and accrued expenses                               181,829          233,788
                                                                    ------------    -----------
         Total current liabilities                                    204,770          282,347
                                                                    ------------    -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, authorized 25
      million shares, issued none
  Common stock, par value $.01 per share, issued 38,231,990
      shares, outstanding 34,104,290 shares                               382              382
  Additional paid-in capital                                          176,743          176,743
  Accumulated other comprehensive loss                                (12,199)          (6,662)
  Retained earnings                                                   131,477          133,697
                                                                    ------------    -----------
                                                                      296,403          304,160
                                                                    ------------    -----------
  Less: Common stock in treasury at cost - 4,127,700 shares            48,489           48,489
                                                                    ------------    -----------

         Total stockholders' equity                                   247,914          255,671
                                                                    ------------    -----------
TOTAL                                                               $ 452,684       $  538,018
                                                                    ============    ===========
See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                                            Six Month                Three Month
                                                           Periods ended            Periods ended
                                                             June 30,                  June 30,
                                                           --------------          ---------------
                                                           2001       2000          2001        2000
                                                           ----       ----          ----        ----

NET SALES                                               $ 769,404   $ 854,842     $ 363,506  $ 405,972

COST OF SALES                                             642,131     742,325       302,344    361,624
                                                        ----------  ----------    ----------  ---------
GROSS PROFIT                                              127,273     112,517        61,162     44,348

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES                               129,301     136,170        64,517     64,698
                                                        ----------  ----------    ----------  ---------

LOSS FROM OPERATIONS                                      (2,028)     (23,653)       (3,355)   (20,350)

OTHER - net                                                1,274        2,231           511     1, 667
                                                        ----------  ----------    ----------  ---------
LOSS BEFORE INCOME TAXES                                  (3,302)     (25,884)       (3,866)   (22,017)

BENEFIT FOR INCOME TAXES                                  (1,082)      (8,801)       (1,283)    (7,486)
                                                        ----------  ----------    ----------  ---------
NET LOSS                                               $  (2,220)   $ (17,083)   $   (2,583) $ (14,531)
                                                        ==========  ==========   ===========  =========
Net loss per common share:
    Basic                                              $    (.07)   $    (.49)   $     (.08) $   (.43)
                                                        ==========  ==========   ===========  =========
    Diluted                                            $    (.07)   $    (.49)   $     (.08) $   (.43)
                                                        ==========  ==========   ===========  =========
Common and common equivalent shares outstanding:
    Basic                                                 34,104       34,594        34,104    34,167
                                                        ==========  ==========   ===========  =========
    Diluted                                               34,104       34,594        34,104    34,167
                                                        ==========  ==========   ===========  =========

See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands)

                                                                                Accumulated
                                      Common Stock                                Other
                                   ------------------   Additional             Comprehensive  Treasury
                                   Number of             Paid-in    Retained      Loss         Stock     Comprehensive
                                    Shares     Amount    Capital    Earnings     Net of Tax   at Cost       Loss
                                   ---------  -------   ---------    --------   -----------   ---------  -------------

Balances, December 31, 2000        34,104     $  382   $ 176,743    $ 133,697    $ (6,662)    $ (48,489)

Change in cumulative
  translation adjustment                                                           (5,537)                 $ (5,537)
Net loss                                                               (2,220)                               (2,220)
                                   -------    ------  ----------    ----------  ---------      ---------    ---------

Total comprehensive loss                                                                                   $ (7,757)
                                                                                                           ---------
Balances, June 30, 2001            34,104     $  382   $ 176,743    $ 131,477    $(12,199)    $ (48,489)
                                   ======     ======   =========    =========   =========     ==========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Thousands)

                                                                                Six-Month Periods
                                                                                   Ended June 30,
                                                                               2001          2000
                                                                            ---------     ----------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net loss                                                                 $  (2,220)    $(17,083)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization, net                                       7,470        6,505
       Provision for returns and doubtful accounts                              2,206        4,343
   Changes in certain assets and liabilities:
       Accounts receivable                                                     27,084       14,014
Inventories                                                                    28,537       38,095
       Prepaid expenses and other current assets                                5,296        4,103
       Income taxes receivable                                                 21,743
       Accounts payable and accrued expenses                                  (49,259)     (43,423)
                                                                            ----------    ---------
              Net cash provided by operating activities                        40,857        6,554
                                                                            ----------    ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                               (14,912)     (24,540)
   Proceeds from disposals of fixed assets                                        204
                                                                            ----------    ---------

              Net cash used in investing activities                           (14,708)     (24,540)
                                                                            ----------    ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Purchase of treasury shares                                                              (9,830)
   Proceeds (repayments) of short-term borrowings from banks                  (25,619)      31,000
   Repayments of long-term borrowings                                                       (2,286)
                                                                            ----------    ---------
              Net cash provided by (used in) financing activities             (25,619)      18,884
                                                                            ----------    ---------
EFFECTS OF EXCHANGE RATES ON CASH                                               5,872         (422)
                                                                            ----------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       6,402          476

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                14,496       17,470
                                                                            ----------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 20,898      $17,946
                                                                            ==========    =========

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

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Stockholders' Equity. For the six month periods ended June 30, comprehensive loss was $7,757,000 in 2001 and $19,968,000 in 2000 net of tax effects on foreign currency translation adjustments of $228,000 in 2001 and $1,429,000 in 2000. For the three month periods ended June 30, comprehensive loss was $5,599,000 in 2001 and $15,781,000 in 2000 net of tax effects on foreign currency translation adjustments of $1,287,000 in 2001 and $580,000 in 2000.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations for the three month and six month periods ended June 30, 2001 and 2000, cash flows for the six months ended June 30, 2001 and 2000 and changes in stockholders' equity for the six months ended June 30, 2001. The December 31, 2000 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2000 and for the period then ended. The results for the six months ended June 30, 2001 are not necessarily indicative of the results for an entire year.

Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001. The Company currently does not make use of derivative instruments as defined by SFAS No. 133. If the Company does not increase the utilization of derivative instruments, the effect of this standard is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

3.	Credit Agreement

In June 2001, the Company entered into a $70,000,000 revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company's shares of stock in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. The borrowings under the agreement are subject to borrowing base limitations of 75% of eligible accounts receivable and up to 25% of qualified inventories. Interest on outstanding advances is payable monthly at the agent bank's base rate (6.75% at June 30, 2001) plus 0.25% to 0.75% or the bank's daily LIBOR rate (5.58% at June 30, 2001) plus 2.25% to 3%. The facility also calls for a commitment fee payable quarterly in arrears of 0.5% of the average daily unused portion of the facility. As of June 30, 2001, availability under the agreement was $49,288,000, against which there were outstanding advances of $15,000,000 and outstanding letters of credit of $2,400,000. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends.

4.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company's operations by geographic area was as follows:

                                          Six Month                      Three Month
                                        Periods Ended                   Periods Ended
                                           June 30,                       June 30,
                                       ----------------              ----------------
                                       2001       2000                2001       2000
                                       ----       ----                ----       ----
     Net Sales (in thousands):
     North America                  $ 483,101   $ 574,440          $ 234,854   $ 279,237

     Europe                           286,303     280,402            128,652     126,735
                                      -------     -------            -------     -------

     Consolidated                   $ 769,404   $ 854,842          $ 363,506   $ 405,972
                                    =========   =========          =========   =========

           Revenues are attributed to countries based on location of selling subsidiary.

5.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 141 and SFAS 142 on its financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net sales for the three months ended June 30, 2001 decreased 10.5% to $364 million compared to $406 million in the year-ago quarter. The decrease was attributable to the difficult business climate in the United States and the extremely competitive environment in the PC marketplace. European sales increased 1.5% to $129 million (representing 35% of worldwide sales) compared to $127 million in the year-ago quarter. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $9.5 million in 2001. Excluding the movements in foreign exchange rates, European sales would have increased 9% over the prior year.

Gross profit was $61.2 million, or 16.8% of net sales, compared to $44.3 million, or 10.9% of net sales, in the year-ago quarter, an increase of $16.8 million. The improvement in the gross profit percentage was due to higher sales contribution from higher margin products and the absence of inventory liquidation costs in the Company's PC assembly business which adversely affected 2000.

Selling, general and administrative expenses for the quarter were $64.5 million compared to $64.7 million in the second quarter of 2000. As a percentage of sales, selling, general and administrative expenses were 17.7% compared to 15.9% in the year-ago quarter due to the lower sales volume.

The Company had a loss from operations for the current quarter of $3.4 million compared to an operating loss of $20.4 million in the year-ago quarter, which year-ago quarter included a loss of $25.4 million relating principally to liquidation of excess inventory at the Company's PC assembly business. The Company incurred an operating loss of $7.0 million in its North American operations in the current quarter compared to an operating loss of $23.8 million last year. Operating income in Europe was $3.6 million, slightly increased from $3.4 million in the year-ago quarter.

Interest and other expense - net consists principally of interest expense. Interest expense decreased in 2001 as a result of decreased short-term borrowings and lower interest rates.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating loss carrybacks.

As a result of the above, net loss for the quarter was $2.6 million, or $.08 per basic and diluted share, compared to a net loss of $14.5 million, or $.43 per basic and diluted share, in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net sales for the six months ended June 30, 2001 decreased 10% to $769 million compared to $855 million in the year-ago period. The decrease was attributable to the difficult business climate in the United States and the extremely competitive environment in the PC marketplace. European sales increased 2.1% to $286 million (representing 37% of worldwide sales) compared to $280 million in the year-ago period. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $22 million in 2001. Excluding the movements in foreign exchange rates, European sales would have increased 10% over the prior year.

Gross profit was $127.3 million, or 16.5% of net sales, compared to $112.5 million, or 13.2% of net sales, in the year-ago period, an increase of $14.8 million. The gross profit in 2000 was adversely affected by losses incurred on liquidation of excess inventory in the Company's PC assembly business.

Selling, general and administrative expenses for the six months decreased by $6.9 million or 5.0% to $129.3 million compared to $136.2 million in the first half of 2000. This decrease resulted from a reduction in advertising spending and lower bad debt and telephone expenses. As a percentage of sales, selling, general and administrative expenses were 16.8% compared to 15.9% in the year-ago period due to the lower sales volume.

The Company had a loss from operations for the current six month period of $2.0 million compared to an operating loss of $23.7 million in the year-ago period, which year-ago period included a loss of $29.3 million relating principally to liquidation of excess inventory at the Company's PC assembly business. The Company incurred an operating loss of $11.5 million in its North American operations in the current six month period compared to an operating loss of $33.3 million last year. Operating income in Europe was $9.5 million, slightly decreased from $9.6 million in the year-ago period.

Interest and other expense - net consists principally of interest expense. Interest expense decreased in 2001 as a result of decreased short-term borrowings and lower interest rates.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating loss carrybacks.

As a result of the above, net loss for the six months was $2.2 million, or $.07 per basic and diluted share, compared to a net loss of $17.1 million, or $.49 per basic and diluted share, in the year ago period.

Liquidity and Capital Resources

The Company's cash balance totaled approximately $21 million at June 30, 2001. The Company's working capital at June 30, 2001 was $95 million, decreased from $107 million at the end of 2000 due principally to repayments of outstanding short-term borrowings and decreased accounts payable, less a decrease in accounts receivable and inventories. For the six months ended June 30, 2001, the Company generated cash from operating activities of $40.9 million compared to $6.6 million in the year ago period. As a result of the net loss incurred in the year ended December 31, 2000, the Company applied for and has received a tax refund of approximately $25 million from the Internal Revenue Service. The refund was used to reduce the Company's short-term bank borrowings. Cash was used in investing activities in 2001 for the purchase of capital equipment, primarily investments in information technology. Cash was used in financing activities to repay $25.6 million of short-term borrowings from banks. For the six months ended June 30, 2001, cash and cash equivalents increased by $6.4 million.

The Company maintains credit lines with financial institutions totaling approximately $90 million in the United States and Europe.

In June 2001, the Company entered into a $70,000,000 revolving credit agreement with a group of financial institutions to provide for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company's shares of stock in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. The borrowings under the agreement are subject to borrowing base limitations of 75% of eligible accounts receivable and up to 25% of qualified inventories. Interest on outstanding advances is payable monthly at the agent bank's base rate (6.75 at June 30, 2001) plus 0.25% to 0.75% or the bank's daily LIBOR rate (5.58% at June 30, 2001) plus 2.25% to 3%. The facility also calls for a commitment fee payable quarterly in arrears of 0.5% of the average, daily, unused portion of the facility. As of June 30, 2001, availability under the agreement was $49,288,000, against which there were outstanding advances of $15,000,000 and outstanding letters of credit of $2,400,000. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends.

The Company also has an uncommitted £15,000,000 ($19,983,000 at the June 30, 2001 exchange rate) multi-currency credit facility with a financial institution in the United Kingdom. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility is secured by assets of certain of the Company's United Kingdom subsidiaries and a guaranty from the Company. At June 30, 2001 there were £5.4 million ($7.6 million) of borrowings outstanding under this line.

The Company believes it has access to adequate funds for continued operations and growth through its available cash balances and funds generated by operations and lines of credit.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) general economic conditions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company's management information systems, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company, (xi) risks associated with delivery of merchandise to customers by utilizing common delivery services such as UPS, including possible strikes, (xii) risks due to shifts in market demand and/or price erosion of owned inventory, (xiii) borrowing costs, (xiv) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xv) pending or threatened litigation and investigations and (xvi) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

As of June 30, 2001, the Company had no outstanding forward exchange contracts.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters To A Vote Of Security Holders

The annual meeting of the stockholders of the Company was held on May 15, 2001. Each of the six candidates for the position of director (Richard Leeds, Robert Leeds, Bruce Leeds, Robert Dooley, Robert Rosenthal, Stacy Dick) was re-elected.

The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

1.	Director election: Richard Leeds For: 32,822,598	Withhold Authority: 64,975

Robert Leeds For: 32,617,806	Withhold Authority: 269,767

Bruce Leeds For: 32,596,556	Withhold Authority: 291,017

Robert Dooley For: 32,596,556	Withhold Authority: 291,017

Robert Rosenthal For: 32,597,256	Withhold Authority: 290,317

Stacy Dick For: 32,822,423	Withhold Authority: 65,150

2.	Ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the Fiscal Year ending December 31, 2001: For: 32,860,041 Against: 18,720 Abstain: 8,812

Item 5.  Other Information

          On May 23, 2001 the Board of Directors of the Company, pursuant to Article III of the Company's Bylaws, adopted resolutions (a) expanding the Board to seven directors including three "independent" directors as defined by the rules of the New York Stock Exchange, and (b) appointing Ann R. Leven to the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

3.1	Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-92052).

3.2	By-laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

3.3	Certificate of Amendment of Certificate of Incorporation changing the Company's name to Systemax Inc. (Incorporated herein by reference to the Company's current report on Form 8-K, filed on May 18, 1999).

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.1	Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender, as Agent and as Sole Arranger and Sole Book Runner) and TransAmerica Business Capital Corporation (as Lender and as Co-Agent) with Systemax Inc., Systemax Manufacturing Inc., Global Computer Supplies Inc., Tiger Direct Inc., Dartek Corporation, Nexel Industries Inc., Misco America Inc., Systemax Retail Sales Inc., Papier Catalogures Inc., Millennium Falcon Corp., Tek Serv Inc., B.T.S.A. Inc. and Keyboardmall.com Inc. (as Borrowers). (Incorporated herein by reference to the Company's report on Form 8-K dated June 13, 2001).

(b)	Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on May 23, 2001 regarding the appointment of Ann R. Leven to the Board of Directors of the Company.

(ii) A report on Form 8-K was filed by the Company on May 31, 2001 regarding (A) an amendment to the Company's Revolving Credit Facility Agreement with The Chase Manhattan Bank ("Chase") and The Bank of New York extending the term of the facility through June 15, 2001 and (B) the execution of a non-binding commitment letter by Chase and the Company providing for a three year syndicated revolving loan facility of up to $70 million.

(iii) A report on Form 8-K was filed by the Company on June 13, 2001 regarding the execution of an agreement by the Company and several lenders, led by Chase, providing the Company with a secured three-year revolving credit facility of up to $70 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: August 13, 2001	By:/s/ RICHARD LEEDS Richard Leeds,Chairman and Chief Executive Officer By:/s/ STEVEN GOLDSCHEIN Steven Goldschein, Senior Vice President and Chief Financial Officer