Form 10-Q
period 2001-09-30
SYSTEMAX INC
filed 2001-11-09
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

[X] Yes [ ] No

The number of shares outstanding of the registrant's Common Stock as of November 8, 2001 was 34,104,290.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                               September 30,    December 31,
                                                                                  2001              2000
                                                                               -------------    ------------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  20,954       $   14,496
  Accounts receivable, net                                                         147,080          183,493
  Inventories                                                                       90,660          127,271
  Prepaid expenses and other current assets                                         32,974           38,290
  Income taxes receivable                                                            6,139           25,486
                                                                               -------------    ------------

         Total current assets                                                      297,807          389,036

PROPERTY, PLANT AND EQUIPMENT, net                                                  85,777           74,749

GOODWILL, net                                                                       68,638           70,672

OTHER ASSETS                                                                         1,537            3,561
                                                                               -------------    ------------

TOTAL                                                                            $ 453,759       $  538,018
                                                                               =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks                                                         $  12,949       $   48,559
  Accounts payable and accrued expenses                                            188,396          233,788
                                                                               -------------    ------------

         Total current liabilities                                                 201,345          282,347
                                                                               -------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
  Common stock, par value $.01 per share, issued 38,231,990 shares,
      outstanding 34,104,290 shares                                                    382              382
  Additional paid-in capital                                                       176,743          176,743
  Accumulated other comprehensive loss                                              (7,956)          (6,662)
  Retained earnings                                                                131,734          133,697
                                                                               -------------    ------------
                                                                                   300,903          304,160
                                                                               -------------    ------------

  Less: Common stock in treasury at cost - 4,127,700 shares                         48,489           48,489
                                                                               -------------    ------------

         Total stockholders' equity                                                252,414          255,671
                                                                               -------------    ------------

TOTAL                                                                            $ 453,759       $  538,018
                                                                               =============    ============

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                                          Nine Month                      Three Month
                                                         Periods ended                   Periods ended
                                                         September 30,                   September 30,
                                                    ----------------------         ---------------------
                                                    2001           2000              2001           2000
                                                ---------        ---------         ----------   ----------

NET SALES                                       $1,140,040       $1,264,637        $  370,636   $  409,795

COST OF SALES                                      943,508        1,104,343           301,377      362,018
                                                ----------       ----------        ----------   -----------
GROSS PROFIT                                       196,532          160,294            69,259       47,777

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES                        197,883          204,933            68,582       68,763

INCOME (LOSS) FROM OPERATIONS                       (1,351)         (44,639)              677      (20,986)

OTHER - net                                          1,482            2,813               208          582
                                                ----------       ----------        ----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (2,833)         (47,452)              469      (21,568)

PROVISION (BENEFIT) FOR INCOME TAXES                  (870)         (16,133)              212       (7,332)
                                                ----------       ----------        ----------   -----------

NET INCOME (LOSS)                               $   (1,963)      $  (31,319)       $      257   $  (14,236)
                                                ==========       ==========        ==========   ===========

Net income (loss) per common share:
    Basic and diluted                           $     (.06)      $     (.91)       $      .01   $     (.42)
                                                ==========       ==========        ==========   ===========

Common and common equivalent shares outstanding:
    Basic and diluted                               34,104           34,430            34,104       34,104
                                                ==========       ==========        ==========   ===========

See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands)

                                                                         Accumulated
                                Common Stock                               Other
                              ----------------    Additional             Comprehensive  Treasury
                              Number of            Paid-in     Retained     Loss         Stock     Comprehensive
                               Shares    Amount    Capital     Earnings   Net of Tax    at Cost        Loss
                              --------- -------  -----------  ---------  -----------   ---------   -------------

Balances, December 31, 2000    34,104   $  382    $  176,743  $ 133,697   $ (6,662)    $(48,489)

Change in cumulative
  translation adjustment                                                    (1,294)                 $  (1,294)
Net loss                                                         (1,963)                               (1,963)
                               ------   -------   ----------   ---------  ----------   ----------    ----------
Total comprehensive loss                                                                            $  (3,257)

Balances, September 30, 2001   34,104   $  382    $  176,743  $ 131,734   $ (7,956)    $(48,489)
                               ======   =======   ==========   =========  ==========  ==========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Thousands)

                                                                                 Nine Month Periods
                                                                                 Ended September 30,
                                                                                 --------------------
                                                                                 2001           2000
                                                                                -------       --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net loss                                                                     $(1,963)      $(31,319)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                             11,321          9,861
       Provision for returns and doubtful accounts                                3,746         10,123

   Changes in certain assets and liabilities:
       Accounts receivable                                                       30,343          5,803
           Inventories                                                           36,265         50,279
       Prepaid expenses and other current assets                                  3,602        (14,416)
       Income taxes receivable                                                   20,309
       Accounts payable and accrued expenses                                    (44,977)       (40,754)
                                                                                -------       --------
              Net cash provided by (used in) operating activities                58,646        (10,423)
                                                                                -------       --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                 (21,505)       (36,385)
   Proceeds from disposals of fixed assets                                          325
                                                                                -------       --------

              Net cash used in investing activities                             (21,180)       (36,385)
                                                                                -------       --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Purchase of treasury shares
                            (9,830)
   Proceeds (repayments) of short-term borrowings from banks                    (35,884)        57,260
   Repayments of long-term borrowings                                                           (2,286)
                                                                                -------       --------

              Net cash provided by (used in) financing activities               (35,884)        45,144
                                                                                -------       --------

EFFECTS OF EXCHANGE RATES ON CASH                                                 4,876         (3,543)
                                                                                -------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              6,458         (5,207)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  14,496         17,470
                                                                                -------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 20,954        $12,263
                                                                                =======       ========

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

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Stockholders' Equity. For the nine month periods ended September 30, comprehensive loss was $3,257,000 in 2001 and $36,748,000 in 2000 net of tax effects on foreign currency translation adjustments of $317,000 in 2001 and $2,743,000 in 2000. For the three month periods ended September 30, comprehensive income (loss) was $4,500,000 in 2001 and ($16,780,000) in 2000 net of tax effects on foreign currency translation adjustments of $297,000 in 2001 and $1,314,000 in 2000.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations for the three month and nine month periods ended September 30, 2001 and 2000, cash flows for the nine months ended September 30, 2001 and 2000 and changes in stockholders' equity for the nine months ended September 30, 2001. The December 31, 2000 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2000 and for the period then ended. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results for an entire year.

Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001. The Company currently does not make use of derivative instruments as defined by SFAS 133. If the Company does not increase the utilization of derivative instruments, the effect of this standard is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

3.	Credit Agreement

The Company has a $70,000,000 revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company's shares of stock in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. The borrowings under the agreement are subject to borrowing base limitations of 75% of eligible accounts receivable and up to 25% of qualified inventories. Interest on outstanding advances is payable monthly at the agent bank's base rate (6.0% at September 30, 2001) plus 0.25% to 0.75% or the bank's daily LIBOR rate (4.39% at September 30, 2001) plus 2.25% to 3%. The facility also calls for a commitment fee payable quarterly in arrears of 0.5% of the average daily unused portion of the facility. As of September 30, 2001 availability under the agreement was $51,522,000, against which there were outstanding advances of $6,556,000 and outstanding letters of credit of $2,400,000. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends.

4.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company's operations by geographic area was as follows:

                                                        Nine Month                     Three Month
                                                      Periods Ended                   Periods Ended
                                                       September 30,                   September 30,
                                                    -----------------              --------------------
                                                    2001         2000              2001            2000
                                                 ---------     --------         --------        ---------
     Net Sales (in thousands):

     North America                               $ 725,124     $ 857,813        $ 242,023       $ 283,373

     Europe                                        414,916       406,824          128,613         126,422

     Consolidated                              $ 1,140,040   $ 1,264,637        $ 370,636       $ 409,795

          Revenues are attributed to countries based on location of selling subsidiary.
5.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 141 and SFAS 142 on its financial position and results of operations.

In August 2001, the FASB issued SFAS 143, " Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost associated with the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is present valued each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however retains many of its fundamental provisions. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial position or results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net sales for the three months ended September 30, 2001 decreased 9.6% to $371 million compared to $410 million in the year-ago quarter. The decrease was attributable to the continuing economic slowdown in the United States, heightened by the events of September 11, 2001 and the extremely competitive environment in the PC marketplace. European sales increased 1.7% to $129 million (representing 35% of worldwide sales) compared to $126 million in the year-ago quarter. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $3.8 million in 2001. Excluding the movements in foreign exchange rates, European sales would have increased 5% over the prior year.

Gross profit was $69.3 million, or 18.7% of net sales, compared to $47.8 million, or 11.7% of net sales, in the year-ago quarter, an increase of $21.5 million. The improvement in the gross profit percentage was due to a more favorable product mix, cost reductions implemented in the Company's PC assembly business and the absence of inventory liquidation costs in the PC assembly business which adversely affected 2000.

Selling, general and administrative expenses for the quarter were $68.6 million, unchanged in comparison to the third quarter of 2000. Increased spending in Europe for sales staff expansion was offset by decreased operating expenses in the United States. As a percentage of sales, selling, general and administrative expenses were 18.5% compared to 16.8% in the year-ago quarter, due to the lower sales volume.

The Company had income from operations for the current quarter of $0.7 million compared to an operating loss of $21.0 million in the year-ago quarter. The Company incurred an operating loss of $2.7 million in its North American operations in the current quarter compared to an operating loss of $23.6 million last year. Operating income in Europe was $3.4 million, a 33% increase from $2.6 million in the year-ago quarter.

Interest and other expense - net consists principally of interest expense. Interest expense decreased in 2001 as a result of decreased short-term borrowings and lower interest rates.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating loss carrybacks.

As a result of the above, net income for the quarter was $0.3 million, or $.01 per basic and diluted share, compared to a net loss of $14.2 million, or $.42 per basic and diluted share, in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net sales for the nine months ended September 30, 2001 decreased 9.9% to $1.14 billion compared to $1.26 billion in the year-ago period. The decrease was attributable to the continuing difficult business climate in the United States and the extremely competitive environment in the PC marketplace. European sales increased 2.0% to $415 million (representing 36% of worldwide sales) compared to $407 million in the year-ago period. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $26 million in 2001. Excluding the movements in foreign exchange rates, European sales would have increased 8.3% over the prior year.

Gross profit was $196.5 million, or 17.2% of net sales, compared to $160.3 million, or 12.7% of net sales, in the year-ago period, an increase of $36.2 million. The gross profit in 2000 was adversely affected by losses incurred on liquidation of excess inventory in the Company's PC assembly business.

Selling, general and administrative expenses for the nine months decreased by $7.1 million or 3.4% to $197.9 million compared to $204.9 million in the first nine months of 2000. This decrease resulted from a reduction in advertising expenses and lower bad debt and telephone expenses. As a percentage of sales, selling, general and administrative expenses were 17.4% compared to 16.2% in the year-ago period due to the lower sales volume.

The Company had a loss from operations for the current nine month period of $1.4 million compared to an operating loss of $44.6 million in the year-ago period. The Company incurred an operating loss of $14.3 million in its North American operations in the current nine month period compared to an operating loss of $56.7 million last year. Operating income in Europe was increased 6.2% to $12.9 million from $12.1 million in the year-ago period.

Interest and other expense - net consists principally of interest expense. Interest expense decreased in 2001 as a result of decreased short-term borrowings and lower interest rates.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating loss carrybacks.

As a result of the above, the net loss for the nine months was $2.0 million, or $.06 per basic and diluted share, compared to a net loss of $31.3 million, or $.91 per basic and diluted share, in the year ago period.

Liquidity and Capital Resources

The Company's cash balance totaled approximately $21 million at September 30, 2001. For the nine months ended September 30, 2001, the Company generated cash from operating activities of $58.6 million compared to using cash in operations of $10.4 million in the year ago period. This was due principally to a reduction in inventories and accounts receivable, the collection of a $25 million tax refund receivable from the Internal Revenue Service, partially offset by a reduction in accounts payable and accrued expenses. Cash was used in investing activities in 2001 for the purchase of capital equipment, primarily investments in information technology. Cash was used in financing activities to repay $35.9 million of short-term borrowings from banks. For the nine months ended September 30, 2001, cash and cash equivalents increased by $6.5 million.

The Company maintains credit lines with financial institutions totaling approximately $90 million in the United States and Europe. The Company has a $70,000,000 revolving credit line which provides for borrowings in the United States. As of September 30, 2001, availability under the agreement was $51,522,000, against which there were outstanding advances of $6,556,000 and outstanding letters of credit of $2,400,000. The Company also has an uncommitted £15,000,000 ($22,046,000 at the September 30, 2001 exchange rate) multi-currency credit facility with a financial institution in the United Kingdom. At September 30, 2001 there were £4.4 million ($6.4 million) of borrowings outstanding under this line.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) general economic conditions, (ii) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (iii) the operation of the Company's management information systems, (iv) the general risks attendant to the conduct of business in foreign countries, including currency fluctuations associated with sales not denominated in United States dollars, (v) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (vi) competition in the PC, notebook computer, computer related products, office products and industrial products markets from superstores, direct response (mail order) distributors, mass merchants, value added resellers, the Internet and other retailers, (vii) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies, especially following the recent expiration of certain federal tax moratoriums, (viii) the continuation of key vendor relationships including the ability to continue to receive vendor supported advertising, (ix) timely availability of existing and new products, (x) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company, (xi) risks associated with delivery of merchandise to customers by utilizing common delivery services such as the United States Postal Service and UPS, including possible strikes and contamination, (xii) risks due to shifts in market demand and/or price erosion of owned inventory, (xiii) borrowing costs, (xiv) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (xv) pending or threatened litigation and investigations and (xvi) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

As of September 30, 2001, the Company had no outstanding forward exchange contracts.

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits.

3.1	Certificate of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-92052).

3.2	By-laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).;

3.3	Certificate of Amendment of Certificate of Incorporation changing the Company's name to Systemax Inc. (Incorporated herein by reference to the Company's current report on Form 8-K, filed on May 18, 1999).

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.1	Amendment No. 1 dated as of September 1, 2001 to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender, as Agent and as Sole Arranger and Sole Book Runner) and TransAmerica Business Capital Corporation (as Lender and as Co-Agent) with Systemax Inc., Systemax Manufacturing Inc., Global Computer Supplies Inc., Tiger Direct Inc., Dartek Corporation, Nexel Industries Inc., Misco America Inc., Systemax Retail Sales Inc., Papier Catalogures Inc., Millennium Falcon Corp., Tek Serv Inc., B.T.S.A. Inc. and Keyboardmall.com Inc. (as Borrowers).

(b)	Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on August 8, 2001 regarding the Company's second quarter 2001 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: November 8, 2001	By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number 1	Description Of Exhibit

Amendment No. 1 dated as of September 1, 2001 to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender, as Agent and as Sole Arranger and Sole Book Runner) and TransAmerica Business Capital Corporation (as Lender and as Co-Agent) with Systemax Inc., Systemax Manufacturing Inc., Global Computer Supplies Inc., Tiger Direct Inc., Dartek Corporation, Nexel Industries Inc., Misco America Inc., Systemax Retail Sales Inc., Papier Catalogures Inc., Millennium Falcon Corp., Tek Serv Inc., B.T.S.A. Inc. and Keyboardmall.com Inc. (as Borrowers).	Page 15