Form 10-K
period 2001-12-31
SYSTEMAX INC
filed 2002-04-01
CIK 945114

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       or

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                             Commission File Number:
                                     1-13792
                             -----------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                              WHICH REGISTERED
       -------------------                              -----------------
Common Stock, par value $ .01 per share              New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2002 was approximately $23,233,000. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

     The number of shares outstanding of the registrant's common stock as of March 13, 2002 was 34,104,290 shares.

     Documents incorporated by reference: Portions of the definitive Proxy Statement of Systemax Inc. relating to the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.
================================================================================

                                TABLE OF CONTENTS
Part I
  Item 1.  Business............................................................1
            General............................................................1
            Recent Developments................................................1
            Products...........................................................2
            Sales and Marketing................................................2
            Distribution Centers...............................................4
            Suppliers..........................................................4
            Management Information Systems.....................................5
            Research and Development...........................................5
            Competition and Other Market Factors...............................5
            Employees..........................................................7
            Environmental Matters..............................................7
            Financial Information About Foreign and Domestic Operations........7
  Item 2.  Properties..........................................................8
  Item 3.  Legal Proceedings...................................................8
  Item 4.  Submission of Matters to a Vote of Security Holders.................8

Part II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters............................................................9
  Item 6.  Selected Financial Data............................................10
  Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................11
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........19
  Item 8.  Financial Statements and Supplementary Data .......................20
  Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................20

Part III
  Item 10. Directors and Executive Officers of the Registrant.................20
  Item 11. Executive Compensation.............................................20
  Item 12. Security Ownership of Certain Beneficial Owners and Management.....20
  Item 13. Certain Relationships and Related Transactions.....................20

Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....21

           Signatures.........................................................23

                                     PART I

     UNLESS OTHERWISE INDICATED, ALL REFERENCES HEREIN TO SYSTEMAX INC. (SOMETIMES REFERRED TO AS "SYSTEMAX" OR THE "COMPANY") INCLUDE ITS SUBSIDIARIES.

ITEM 1. BUSINESS.

GENERAL

     Systemax is a direct marketer of brand name and private label products, including personal desktop computers ("PCs"), notebook computers, computer related products and industrial products in North America and Europe. The Company assembles its own PCs and sells them under the trademarks SYSTEMAX(TM), TIGER(R) and ULTRA(TM). In addition, the Company markets and sells computers manufactured by Compaq Computer Corp., International Business Machines Corp., Gateway Inc. and other leading companies. The Company features a broad selection of products, extensive customer service and prompt order fulfillment. Computers and computer related products accounted for 89% of the Company's net sales in 2001.

     Systemax markets its products through an integrated system of distinctively branded, full-color direct mail catalogs, proprietary "e-commerce" Internet sites and personalized "relationship marketing" to business customers. The Company targets individuals at major accounts (customers with more than 1,000 employees), mid-sized accounts (customers with 20 to 1,000 employees), small office/home office ("SOHO") customers and resellers. The Company's portfolio of catalogs includes such established brand names as GLOBAL COMPUTER SUPPLIES(TM), MISCO(R), HCS MISCO(TM), GLOBALDIRECT(TM), ARROWSTAR(TM), DARTEK.COM(TM), TIGERDIRECT.COM(TM), 06(TM) and INFOTEL(TM). The Company mailed approximately 126 million catalogs comprising 38 different titles in 2001. The Company currently has twenty-four e-commerce web sites and in 2001 generated over $218 million in Internet sales (14% of net sales).

     The Company operates in ten locations in North America. North American operations accounted for 63.5% of net sales in 2001. European operations, which represented 36.5% of net sales for 2001, are generated from nine sales and/or distribution centers located across Europe: two in England and one each in Scotland, France, Germany, Italy, Spain, the Netherlands and Sweden.

     A large number of the Company's products are carried in stock, and orders for such products are fulfilled directly from the Company's distribution centers, typically on the day the order is received. The strategic locations of the Company's distribution centers allow next day or second day delivery via low cost ground carriers throughout most of the United States, Canada and Western Europe. The locations of the Company's distribution centers in Europe have enabled the Company to market into four additional countries with limited incremental investment. The Company maintains relationships with a number of distributors in the United States and Europe that deliver products directly to the Company's customers.


RECENT DEVELOPMENTS

COMPANY OBTAINS CREDIT FACILITY

     In June 2001, the Company and its domestic subsidiaries entered into a $70,000,000 revolving credit agreement with a group of financial institutions including JP Morgan Chase (acting as lender and agent) to provide for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company's shares of stock or membership interests in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. The borrowings under the agreement are subject to borrowing base limitations of up to 75% of eligible accounts receivable and up to 25% of qualified inventories. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends.

NEW DIRECTOR APPOINTED

     On May 23, 2001 the Company announced the appointment of Ann R. Leven to the Company's Board of Directors. Ms. Leven's appointment increased the size of the Board to seven directors, including three outside directors. Ms. Leven is also a member of the Board's Audit Committee. Ms. Leven holds an MBA from Harvard University and most recently served as treasurer and chief fiscal officer of the National Gallery of Art in Washington, DC.

PRODUCTS

     The Company endeavors to expand the breadth of its product offerings in order to fulfill the increasingly wide range of product needs of its customers. Systemax offers more than 40,000 brand name and private label products.

     Computer sales include Systemax PCs complemented by offerings of other brand named PCs and notebook computers. The Company's computer related products include supplies such as laser printer toner cartridges and ink jet printer cartridges; media such as recordable disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; ergonomic accessories such as adjustable monitor support arms and anti-glare screens; and packaged software.

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

     PRODUCT TYPE - YEAR ENDED DECEMBER 31 (PERCENTAGE OF NET SALES)
                                                                         2001        2000       1999
                                                                         ----        ----       ----
     Computer and Computer Related Products  .....................        89%         88%        87%
     Industrial Products .........................................        11          12         13
                                                                          --          --         --
     Total  ......................................................       100%        100%       100%
                                                                         ====        ====       ====

SALES AND MARKETING

     Systemax has established an integrated three-pronged system of direct marketing designed to maximize sales. The Company has been expanding its "relationship marketing" team, which services large and mid-sized business customers. These efforts are complemented by frequent catalog mailings and e-mail campaigns in order to generate inbound telephone sales and the availability of interactive Company web sites which allow customers to purchase products directly over the Internet. The Company believes that the integration of these three marketing methods should enable it to more thoroughly penetrate its customer base. Increased Internet exposure, for example, should lead not only to more Internet sales but can also generate more inbound telephone sales; just as catalog mailings which feature the Company's web sites can result in greater Internet sales.

     RELATIONSHIP MARKETING

     The Company's relationship marketing program focuses on expanding penetration of large and mid-sized businesses by establishing a personal relationship between such customers and a Systemax account manager. In the United States, Systemax also has the ability to provide such customers with electronic data interchange ("EDI") ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by customers. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. The Company has taken a number of initiatives to improve the productivity of its sales forces and to more aggressively pursue business from both past customers and new prospects, including strengthening its training programs and utilizing new computer software sales tools.

     CATALOGS AND INBOUND SALES

     The Company produces a total of 38 full-line and targeted specialty catalogs under distinct titles. Full-line computer product catalogs offer products such as PCs, notebooks, peripherals, computer components, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. Systemax mails catalogs to many individuals at a business location, providing the Company with multiple points-of-entry. The Company's strategy is to increase sales volume through broader market coverage and improve the productivity of its customer file through more focused marketing.

     During 2001, the Company distributed approximately 126 million catalogs, of which approximately 89 million catalogs were mailed in North America and approximately 37 million catalogs were distributed in Europe.

     The Company's in-house staff designs all of the Company's catalogs. Catalog paper is purchased from various sources and has historically been subject to price fluctuations. Printing of the catalogs is done by third parties under fixed pricing arrangements. In-house catalog production helps reduce overall catalog expense and shortens catalog production time. This allows the Company the flexibility to alter its product offerings and pricing and to refine its catalog formats more quickly. The commonality of certain core pages of the European catalogs also provides for economies in catalog production.

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

     INTERNET MARKETING AND SALES

     In the past several years, the Company has greatly expanded and upgraded its Internet presence. The Company currently has twenty-four e-commerce sites, including WWW.SYSTEMAXPC.COM, WWW.GLOBALCOMPUTER.COM, WWW.DARTEK.COM, WWW.TIGERDIRECT.COM, WWW.MISCO.CO.UK, WWW.SIMPLY.CO.UK and WWW.GLOBALINDUSTRIAL.COM, offering a wide variety of computer, office and industrial products. Many of these sites also permit customers to purchase "build to order" PCs configured to their own specifications. In 2001 the Company had over $218 million in Internet sales, or 14% of total revenues. In October 2001 the Company implemented a substantially improved e-commerce platform for certain of its domestic divisions' web-sites. This new software enabled the divisions to implement an on-line catalog and provides customers with an easy-to-use ordering vehicle.

     CUSTOMER AND PROSPECT DATABASE

     Systemax has invested consistently and aggressively in developing a proprietary customer and prospect database. This database includes more than 50 million names. The Company considers its customers to be the various individuals who work within an organization rather than the business location itself. The customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and purchasing history. Management believes that this variety and depth of information on its customers can provide Systemax with a competitive advantage.

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

     Orders generally are shipped by United Parcel Service in the United States and by similar national small package delivery services in Europe, as well as by various freight lines and local carriers. As a result of the regional locations of the Company's distribution centers, Systemax estimates that most customers receive their orders (other than custom items, large furniture and large industrial items shipped directly by the vendor) within one or two business days of the order date.

     The Company provides extensive technical support to customers. A database of commonly asked questions which is maintained for each product is available to technical support representatives, enabling them to respond quickly to similar questions. It also allows product managers to monitor the effectiveness of the information provided in the catalogs. The Company conducts regular on-site training seminars for its sales representatives to help ensure that they are well trained and informed regarding the Company's latest product offerings.

DISTRIBUTION CENTERS

     NORTH AMERICA

     The Company operates out of multiple sales and distribution facilities in North America. Certain of these facilities are linked by a wide area network management information system. In the event of adverse delivery conditions (such as bad weather) at a location the Company can shift inbound calls and/or order fulfillment and shipping to an alternative location. Management believes this provides Systemax with important operating flexibility and protection from possible sales interruptions for its North American businesses.

     EUROPE

     The Company has sales and/or distribution facilities in eight European countries and a central office near London, England to direct their activities. The central office is responsible for marketing support, catalog production, financial reporting, logistics and computer programming support.

SUPPLIERS

     The Company purchases the majority of its products and components directly from manufacturers and wholesale distributors. Substantially all of the European catalog product content is sourced in Europe. For the year ended December 31, 2001, Tech Data Corporation accounted for 15.1% and Hewlett Packard Company accounted for 10.5% of the Company's purchases. No single supplier accounted for more than 10% of Systemax's total purchases in 2000 or 1999. The loss of any of these vendors, or any other key vendors, could have an adverse effect on the Company.

     Certain private label products are manufactured either by the Company or by third parties to the Company's specifications. Many of these private label products have been designed or developed by the Company's in-house research and development teams. See "Research and Development".

MANAGEMENT INFORMATION SYSTEMS

     The Company operates management information systems, which the Company has customized for its use. These systems support telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution, and facilitate the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. The Company maintains databases containing over 50 million customer and prospect names and keeps records of historical purchasing patterns in order to prompt sales personnel with product suggestions to expand customer order values. In addition, the Company has developed a customer prospecting function based upon geographic, economic and demographic data which enables Systemax to utilize its information systems to maintain and expand its customer data files. The Company also operates telecommunications systems to support its sales, customer service and technical support operations. Elements of the Company's telecommunications systems are integrated with the Company's computer systems to provide timely customer information to sales and service representatives. The Company believes that its information systems enable it to enhance its flexibility by promptly shipping customer orders, responding quickly to order changes and providing a high level of customer service and support.

     The Company's success is dependent in large part on the accuracy and proper use of its information systems, including its telecommunications systems. The Company expects to continually upgrade its systems to more effectively manage and improve its operations and customer databases.

RESEARCH AND DEVELOPMENT

     The Company's research and development teams design and develop products for Systemax's private label offerings. The individuals responsible for research and development have backgrounds in engineering and industrial design.

     This in-house capability provides important support to the private label offerings. Products designed include PCs, servers, furniture, ergonomic monitor support arms, printer and monitor stands, wrist rests and other durable computer related products, storage racks and shelving systems, various stock and storage carts, work benches, plastic bins and shop furniture. The Company owns the tooling for many of these products, including plastic bins, computer accessories, furniture, and metal alloy monitor arms. See "Research and Development Costs" in Footnote 1 to the Consolidated Financial Statements for further information.

COMPETITION AND OTHER MARKET FACTORS

     PCS AND NOTEBOOK COMPUTERS

     The North American and European computer markets are highly competitive, with many U.S., Asian and European companies vying for market share. There are few barriers of entry to the PC market, with PCs being sold through the direct market channel, mass merchants, over the Internet and computer and office supply superstores. Certain PC manufacturers that have traditionally sold to wholesalers via the wholesale/retail sales channel are now marketing their products directly to end users in order to compete more effectively with established direct marketers.

     Timely introduction of new products or product features are critical elements to remaining competitive. Other competitive factors include product performance, quality and reliability, technical support and customer service, marketing and distribution and price. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors. Some of the Company's competitors have stronger brand-recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than the Company. Additionally, the Company's results could also be adversely affected should it be unable to maintain its technological and marketing arrangements with other companies, such as Microsoft(R), Intel(R) and Advanced Micro Devices(R).

     Continued weakness in the global economy has led to a market-wide slowdown in PC sales. This slowdown has resulted in lower selling prices among our competitors creating an extremely competitive environment that has affected and may continue to affect profitability over the short-term. Our long-term view of the PC market, however, remains optimistic, although there can be no assurance that current economic conditions will soon improve.

     COMPUTER RELATED PRODUCTS

     The North American computer related products market is highly fragmented and characterized by multiple channels of distribution including direct marketers, local and national retail computer stores that carry computer supplies, computer resellers, mass merchants, computer and office supply "superstores" and Internet-based resellers.

     In Europe, the Company's major competitors are regional or country-specific retail and direct-mail distribution companies and Internet-based resellers.

     As with PCs, the slowing global economy has led to a highly competitive environment resulting in the overall reduction in retail prices for computer related products which may adversely affect the Company's future revenues and profits. Additionally, the Company relies in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability. There is no assurance that the rapid rate of such technological advances and product development will continue.

     INDUSTRIAL PRODUCTS

     The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as retail outlets, small dealerships, direct mail distribution, Internet-based resellers and large warehouse stores. Systemax also faces competition from manufacturers' own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. Many high volume purchasers, however, utilize catalog distributors as their first source of product specifications. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service and convenience. The Company believes that direct mail is an effective and convenient distribution method to reach mid-sized facilities that place many small orders and require a wide selection of products. In addition, because the industrial products market is highly fragmented and generally less brand oriented, it is well suited to private label products. A large portion of the Company's industrial products are high gross profit margin, private label products.

     The Company sells a minor amount of industrial products in Europe.

     There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors.

EMPLOYEES

     As of December 31, 2001, the Company employed a total of 3,778 employees, including 3,640 full-time and 138 part-time employees, of whom 2,382 were in North America and 1,396 were in Europe.

     None of the Company's employees is represented by a labor union, except for approximately 23 warehouse employees in New York who are covered by an "open-shop" agreement with the Company, which expires at the end of 2004, and certain employees in several locations in Europe. Employees are not required to join the union.

     The Company considers its relationships with employees to be good and has not experienced a work stoppage in 27 years.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The Company conducts its business in North America (the United States and Canada) and Europe. The following sets forth the Company's operations in its two geographic markets (in thousands):

     2001                                          EUROPE                   NORTH AMERICA                TOTAL
     ----                                   --------------------       ----------------------       --------------
     NET SALES..............................      $564,360                    $982,615                $1,546,975
     INCOME (LOSS) FROM OPERATIONS..........       $18,229                    $(15,699)                   $2,530
     IDENTIFIABLE ASSETS....................      $121,717                    $332,730                  $454,447

     2000                                          EUROPE                   NORTH AMERICA                TOTAL
     ----                                   --------------------       ----------------------       --------------
     Net sales..............................      $548,097                 $1,138,006                 $1,686,103
     Income (loss) from operations..........       $17,294                   $(78,302)                  $(61,008)
     Identifiable assets....................      $107,800                   $430,218                   $538,018

     1999                                          EUROPE                   NORTH AMERICA                 TOTAL
     ----                                   --------------------       ----------------------       -----------
     Net sales..............................      $491,071                 $1,263,401                 $1,754,472
     Income from operations.................       $10,541                    $49,294                    $59,835
     Identifiable assets....................       $93,900                   $457,912                   $551,812


ITEM 2. PROPERTIES.

     The Company's primary facilities, which are leased except where otherwise indicated, are as follows:

                                                                                 APPROX            EXPIRATION
               FACILITY                             LOCATION                     SQ. FT.            OF LEASE
               --------                             --------                     -------           ----------
Headquarters, Sales and
  Distribution Center (1)...................Port Washington, NY                  178,000              2007
Sales and Distribution Center (2)...........Suwanee, GA                          360,675              owned
Sales and Distribution Center...............Compton, CA                          140,000              2007
Sales and Distribution Center...............Naperville, IL                       241,000              2010
Sales Center................................Holmdel, NJ                           13,000              2004
Sales and Distribution Center...............Markham, Ontario                      45,000              2005
Sales and Distribution Center...............Verrieres le Buisson, France          45,000              2008
Sales and Distribution Center...............Frankfurt, Germany                    92,000              2010
Sales and Distribution Center...............Madrid, Spain                         35,000               (3)
Sales and Distribution Center...............Milan, Italy                          90,000              2003
Sales and Distribution Center...............Greenock, Scotland                    78,000              owned
Sales and Distribution Center...............Wellingborough, England               33,000              2013
Sales, Distribution and PC
   Assembly Center  ........................London, England                       64,000              2006
Sales Center................................Miami, FL                             71,000              2010
Sales Center................................Amstelveen, Netherlands                5,000              2002
PC Assembly, Sales
   and Distribution Center..................Fletcher, Ohio                       297,000              owned
European Headquarters.......................Uxbridge, England                      7,400              2005
Sales Office................................Uxbridge, England                      3,600              2010
Sales and Distribution Center...............Lidkoping, Sweden                     20,000              2002
Sales Center................................Stockholm, Sweden                      3,000              2003

(1)  For information about facilities leased from related parties, see "Certain
     Relationships and Related Transactions--Agreements--Leases"

(2)  Approximately 120,000 sq. ft. are leased to a third party through March
     2004.

(3)  Terminable upon two months prior written notice.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is a party to various pending legal proceedings and disputes arising in the normal course of its business, including those involving certain commercial, employment and intellectual property related claims, none of which, in management's opinion, is anticipated to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 2001, there were no matters submitted to a vote of the Company's security holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "SYX". The following table sets forth the high and low closing sales price of the Company's Common Stock as reported on the New York Stock Exchange for the periods indicated.

     2001                                                    HIGH         LOW

     FIRST QUARTER.....................................     $2.75        $1.00
     SECOND QUARTER....................................      3.60         1.50
     THIRD QUARTER.....................................      2.80         1.40
     FOURTH QUARTER....................................      2.70         1.30


     2000                                                    HIGH         LOW

     First quarter.....................................    $11.06        $8.19
     Second quarter....................................      9.13         3.44
     Third quarter.....................................      5.19         2.75
     Fourth quarter....................................      3.00         1.00

     On March 13, 2002, the last reported sale price of the Company's Common Stock on the New York Stock Exchange was $2.65 per share. As of March 13, 2002, the Company had 257 stockholders of record.

     The Company has not paid any dividends since its initial public offering and anticipates that all of its cash provided by operations in the foreseeable future will be retained for the development and expansion of its business, and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected income statement data for the years ended December 31, 2001, 2000 and 1999 and the selected balance sheet data as of December 31, 2001 and 2000 is derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 31, 1999, 1998 and 1997 and the selected income statement data for the years ended December 31, 1998 and 1997 is derived from the audited financial statements of the Company which are not included in this report.

                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                   2001       2000      1999      1998      1997
                                                   ----       ----      ----      ----      ----
                                                    (In millions,  except per common share data,
                                                  number of catalog titles and number of countries)
INCOME STATEMENT DATA:

Net sales......................................  $1,547.0  $1,686.1  $1,754.5  $1,435.7  $1,145.4
  Gross profit.................................    $276.9    $209.9    $314.5    $288.6    $265.5
  Selling, general and administrative expenses.    $274.4    $270.9    $254.7    $224.2    $206.3
  Income (loss) from operations................      $2.5    $(61.0)    $59.8     $64.3     $59.3
  Income taxes.................................      $ .4    $(24.5)    $24.5     $25.8     $23.3
  Net income (loss)............................      $ .7    $(40.8)    $36.0     $41.3     $38.8
  Net income (loss) per common share:
    Basic......................................      $.02    $(1.19)    $1.01     $1.11     $1.02
    Diluted....................................      $.02    $(1.19)    $1.01     $1.11     $1.02
  Weighted average common shares outstanding:
    Basic......................................      34.1      34.3      35.8      37.3      38.0
    Diluted....................................      34.1      34.3      35.8      37.3      38.2

SELECTED OPERATING DATA:

  Orders entered...............................       4.0       3.9       4.4       3.8       3.5
  Number of catalogs distributed...............       126       157       171       179       162
  Number of catalog titles.....................        38        37        37        44        41
  Number of countries receiving catalogs.......        14        14        14        14        13

BALANCE SHEET DATA:

  Working capital .............................    $103.3    $106.7    $186.9    $194.6    $187.8
  Total assets.................................    $454.4    $538.0    $551.8    $454.4    $399.7
  Short-term debt..............................      $2.8     $48.6      $9.0
  Long-term debt, excluding current portion....                          $1.7      $2.5      $2.0
  Stockholders' equity.........................    $254.9    $255.7    $310.2    $286.6    $272.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS - FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "believes", "estimates", "expects", "intends", "plans" and variations thereof and similar expressions are intended to identify forward looking statements.

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences.

     Some of the factors that may affect future results are discussed below.

     o The Company is subject to global economic and market conditions, including the current conditions affecting the results of the Company's customers. The Company's results have been and could continue to be adversely affected depending on the length and severity of the current economic downturn. The Company may experience a continued decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to economic conditions, the Company from time to time adjusts its cost structure to reduce spending where appropriate. A failure by the Company to reduce costs in a timely manner could adversely affect the Company's future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the Company's customers would likely adversely affect the Company as well.

     o The Company's consolidated results of operations depends upon, among other things, its ability to maintain and increase sales volumes with existing customers; its ability to attract new customers and the financial condition of its customers. The Company cannot predict with any certainty whether it will be able to maintain or improve upon historical sales volumes with existing customers, or whether it will be able to attract new customers.

     o The Company may not be able to compete effectively with current or future competitors. The market for the Company's products and services is intensely competitive and subject to constant technological change. The Company expects this competition to further intensify in the future. Some competitors are large companies with greater financial, marketing and product development resources than the Company's. In addition, new competitors may enter the Company's key markets. This may place the Company at a disadvantage in responding to competitors' pricing strategies, technological advances and other initiatives.

     o In many cases the Company's products compete directly with those offered by other manufacturers and distributors. If any of the Company's competitors were to develop products or services that are more cost-effective or technically superior, demand for the Company's product offerings could decrease.

     o The Company purchases certain materials and components for its products from various suppliers, some of which are located outside of the U.S. Any loss of, or interruption of supply from key suppliers may require the Company to find new suppliers. This could result in production or development delays while new suppliers are located, which could substantially impair operating results.

     o The Company's PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers. Although the Company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components was to increase significantly, operating costs and expenses could be adversely affected.

     o A significant portion of the Company's revenues are derived from the sale of products manufactured using licensed patents, software and/or technology. Failure to renew these licenses on favorable terms or at all could force the Company to stop manufacturing and distributing these products and the Company's financial condition could be adversely affected.

     o The Company's inventory is subject to risk due to changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the Company's results of operations.

     o The Company currently has operations located in nine countries outside the United States, and non-U.S. sales accounted for 38% of the Company's revenue during 2001. The Company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

     o The Company's current domestic credit facility expires on June 15, 2004. If the Company is unable to renew or replace this credit facility, its liquidity and capital resources may be adversely affected.

     Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (ii) the operation of the Company's management information systems, (iii) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (iv) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies,
(v) timely availability of existing and new products, (vi) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company, (vii) risks associated with delivery of merchandise to customers by utilizing common delivery services such as the United States Postal Service and UPS, including possible strikes and contamination, (viii) borrowing costs, (ix) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (x) pending or threatened litigation and investigations and (xi) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

RESULTS OF OPERATIONS

     The Company had net income for the year ended December 31, 2001 of $653,000 compared to a net loss for the year ended December 31, 2000 of $40.8 million and net income for the year ended December 31, 1999 of $36.0 million.

     The following table represents the Company's consolidated statement of income data expressed as a percentage of net sales for the three most recent fiscal years:

                                                   2001      2000      1999
                                                   ----      ----      ----
Net sales                                         100.0%    100.0%    100.0%
Gross profit                                       17.9      12.4      17.9
Selling, general and administrative expenses       17.7      16.1      14.5
Income (loss) from operations                        .2      (3.6)      3.4
Interest and other income                                               (.1)
Interest expense                                     .1        .3
Income taxes                                                 (1.5)      1.4
Net income (loss)                                    .1      (2.4)      2.1

NET SALES

     Net sales of $1.55 billion in 2001 were $139 million or 8.3% lower than the $1.69 billion reported in 2000. A slowdown in the worldwide market for PCs resulted in a $75 million, or 18%, decrease in sales of PCs in 2001. PC sales represented approximately 23% of the Company's total sales in 2001 and included sales of other manufacturers' PCs, which the Company has been reselling at sharply reduced prices, but at acceptable gross profit margins, and Systemax PCs. Sales in North America decreased 13.7% to $983 million in 2001 from $1.14 billion in 2000 primarily as a result of the economic slowdown in the United States. Decreased sales to business customers were partially offset by increased sales through television retailers. European sales increased 3.0% to $564.4 million in 2001 from $548 million in 2000. Movements in foreign exchange rates, however, negatively impacted the European sales comparison by approximately $25 million in 2001 compared to 2000. Excluding the movements in foreign exchange rates, European sales would have increased 7.5% over the prior year. Most of the Company's European businesses reported sales increases in local currency, but at a slower rate of growth from the previous year.

     For the year ended December 31, 2000, net sales decreased by $68 million or 3.9% to $1.69 billion from $1.75 billion in 1999. Worldwide sales of PCs, which represented approximately 25% of the Company's total sales, were down 1% for the year as a result of difficulties in that market. Sales attributable to the Company's North American operations decreased 9.9% to $1.14 billion in 2000 from $1.26 billion in 1999. The decrease was primarily in the Company's computer products business, as a result of lower incoming orders from inbound customers. European sales increased 11.6% to $548.1 million in 2000 from $491.1 million in 1999, as all of the Company's operations in Europe reported sales increases for the year. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $57 million in 2000 compared to 1999. Excluding the movements in foreign exchange rates, European sales would have increased 23% over the prior year. The table below reflects European sales for the three reported years at constant exchange rates (in millions):

                                               2001         2000         1999
European sales as reported                    $564.4       $548.1       $491.1
European sales at 1999 exchange rates         $648.4       $603.8       $491.1

GROSS PROFIT

     Gross profit, which consists of net sales less product, shipping, assembly and certain distribution center costs, recovered to $276.9 million in 2001 up 32.0%, or $67.1 million, from $209.9 million in 2000. The improvement was attributable to cost reductions implemented in the Company's PC assembly business and the absence of inventory liquidation costs in the PC assembly business which adversely affected 2000. The Company closed one of its computer products distribution warehouses in the fourth quarter of 2001, with the full effect of the cost reduction to be realized in future years. Gross profit in 2001 was also favorably affected by the elimination of a liability of $3 million recorded in a prior year which the Company determined is no longer required. The gross profit margin was 17.9% (17.7% excluding the effect of the $3 million adjustment) in 2001 compared to 12.4% in 2000. The gross profit margin in Europe remained constant compared to the prior year.

     Gross profit in 2000 decreased $104.6 million to $209.9 million, from $314.5 million in 1999. Gross profit in 2000 was significantly impacted by losses in the Company's PC assembly business, principally related to increased sales returns and losses on liquidation of excess inventory. Increased technical support and service costs also contributed to the lower margin. The gross profit margin decreased to 12.4% in 2000 from 17.9% in 1999. Gross profit margin in the North American computer products business declined by approximately 3 percentage points on the lower sales volume and gross profit margin in Europe declined by
1.5 percentage points.

     The market for computer products is subject to intense price competition, which the Company anticipates will continue to have a negative impact on gross margins. Gross profit margins on industrial product sales remained consistent in 2001 from 2000 and 1999, but continuing lower sales contributions of these higher-margin products negatively impacted the Company's overall gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses totaled $274.4 million, or 17.7% of net sales in 2001, compared to $270.9 million, or 16.1% of net sales in 2000. This was due to a variety of reasons, including the following. In 2001, the Company incurred television advertising expenses related to sales of its PCs. The Company incurred consulting costs associated with implementation of a new e-commerce internet platform and new order entry and fulfillment software. The Company also wrote off approximately $2 million of previously capitalized software projects abandoned in 2001. These costs were partially offset by decreases in catalog advertising costs, staff reductions and lower bad debt expense.

     For the year ended December 31, 2000, selling, general and administrative expenses totaled $270.9 million, or 16.1% of net sales, compared to $254.7 million, or 14.5% of net sales in 1999. This increase resulted from higher personnel and related costs in both North America and Europe, reflecting the increase in the worldwide relationship marketing sales force and higher bad debt expense. These expense increases were partially offset by lower advertising costs associated with catalog mailings as the Company's focus continues to shift to relationship sales and decreases in staffing levels in areas other than relationship marketing during the year to adjust to the lower level of incoming business.

INCOME (LOSS) FROM OPERATIONS

     The Company reported income from operations of $2.5 million in 2001, had a loss from operations for the year ended December 31, 2000 of $61.0 million and income from operations of $59.8 million for the year ended December 31, 1999. Income from operations in 2001 includes the elimination of a liability of $3 million recorded in a prior year which the Company determined is no longer required. The operating loss in 2000 resulted from the decline in gross profit and increase in selling, general and administrative expenses as discussed above. During the second quarter of 2000, the Company sold its internet auction subsidiary, EZBid Inc., and closed a small software sales subsidiary, which together eliminated approximately $5 million in operating losses on an annualized basis. Operating income in Europe increased to $18.2 million in 2001, from $17.3 million in 2000 and $10.5 million in 1999. European results were adversely affected by $0.6 million in 2001 compared to 2000 and $1.5 million in 2000 compared to 1999, due to the stronger dollar in relation to European currencies.

INTEREST AND OTHER INCOME/INTEREST EXPENSE

     Interest expense decreased to $1.8 million in 2001 from $4.4 million in 2000 due to decreased borrowings under the Company's credit facilities and lower short-term interest rates. The weighted average interest rate on short-term borrowings was 6.6% in 2001 and 7.9% in 2000. Interest and other income was $0.3 million in 2001, $0.1 million in 2000 and $1.2 million in 1999.

INCOME TAXES

     The effective tax rate in 2001 was 37.3%. Income taxes in 2000 consist of income tax benefits for net operating loss carrybacks, reduced by foreign income taxes paid or payable. The effective tax rate was 40.5% in 1999 as a result of higher state and local taxes in the United States and a change in the relative income earned in foreign locations. No tax benefit has been recorded for certain state and local and foreign net operating loss carryforwards, where the realizability of the related deferred tax benefits cannot be reasonably assured.

NET INCOME (LOSS)

     As a result of the above, net income for 2001 was $653,000, or $.02 per basic and diluted share, the net loss for 2000 was $40.8 million, or $1.19 per basic and diluted share, and net income for 1999 was $36.0 million, or $1.01 per basic and diluted share.

SEASONALITY

     Net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during the summer months. The following table sets forth the net sales, gross profit and income (loss) from operations for each of the quarters since January 1, 2000 (AMOUNTS IN MILLIONS).

2001                             MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
----                             --------   -------   ------------   -----------
NET SALES......................     $406      $364        $371         $407
GROSS PROFIT...................      $66       $61         $69          $80
INCOME (LOSS) FROM OPERATIONS..       $1       $(3)         $1           $4

2000                             MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
----                             --------   -------   ------------   -----------
Net sales......................     $449      $406        $410         $421
Gross profit...................      $68       $44         $48          $50
Loss from operations...........      $(3)     $(20)       $(21)        $(17)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the ability to generate sufficient cash flows from operating activities to meet obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing and to convert those assets that are no longer required to meet existing strategic and financing objectives into cash. Therefore, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Currently, the Company's liquidity needs arise primarily from working capital requirements and capital expenditures.

     The Company's cash balance increased $22.0 million to $36.5 million during the year ended December 31, 2001. The Company's working capital was $103 million at December 31, 2001, down from $107 million at the end of 2000. This was due principally to a $47 million decrease in accounts receivable and a $35 million decrease in inventories, offset by a $22 million increase in cash, a $46 million decrease in notes payable to banks and a $39 million decrease in accrued expenses and other current liabilities.

     The Company maintains its cash and cash equivalents primarily in money market funds or their equivalent. The Company does not have any derivative financial instruments. As of December 31, 2001, all of the Company's investments mature in less than three months. Accordingly, the Company does not believe that its investments have significant exposure to interest rate risk.

     Cash was provided by operating activities in each of the three years presented, $95.6 million in 2001, $8.5 million in 2000 and $20.5 million in 1999. Cash flow was provided in 2001 through additional inventory reductions, decreases in accounts receivable and receipt of a tax refund resulting from the loss recorded in 2000, offset by a decrease in accounts payable. The significant loss incurred by the Company in 2000 was the primary reason for the decrease in operating cash flow compared to 1999. However, cash flow was provided by operations in 2000 as a result of reductions in inventories and a decrease in accounts receivable.

     In 2001 the Company used cash in investing activities of $23.8 million, primarily for property, plant and equipment additions. These included $9.5 million for software and systems development and $5.5 million toward the construction of a new facility for the Company's United Kingdom operations. In 2000 the Company used net cash in investing activities of $40.7 million for property, plant and equipment additions. Capital additions in 2000 included $13.6 million for the purchase and outfitting of a new distribution facility in Georgia, $2 million for upgrading the Company's information systems infrastructure and $7.9 million in connection with software development programs. In 1999 the Company used net cash of $36.1 million for investing activities. Expenditures for property, plant and equipment totaled $22.0 million and included expenditures related to expansion of the Company's PC assembly facility and improvements to information systems. Expenditures for business acquisitions, including the payment of contingent consideration, totaled $19.2 million. Short-term investments decreased by $5.1 million to partially fund these activities.

     Capital expenditures in 2002 are expected to be $10 million and includes the completion of the construction of a new UK facility. The Company plans to fund these expenditures out of cash from operations and borrowings.

     In 2001, $45.8 million of cash was used in financing activities, all of which went to pay down short-term borrowings. In 2000, $27.5 million was provided by financing activities and in 1999 $3.8 million of cash was used in financing activities. In 2000, the Company purchased 1.1 million treasury shares for $9.8 million and used $2.2 million to repay a long-term loan in Europe. The Company borrowed $39.6 million to finance these expenditures as well as the fixed asset additions. In 1999, $10.1 million was used to repurchase 890,000 shares of the Company's common stock and $2.8 million was used to repay a mortgage loan. This was partially funded by $9.0 million in short-term bank borrowings.

     As a result of the net loss incurred in the United States in the year ended December 31, 2001, the Company intends to apply for a refund of approximately $9 million from the Internal Revenue Service. The Company applied for and received a refund of approximately $25 million from the Internal Revenue Service for the net loss incurred in 2000.

     In June 2001, the Company entered into a $70,000,000 revolving credit agreement with a group of financial institutions to provide for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company's shares of stock and membership interests in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. The borrowings under the agreement are subject to borrowing base limitations of up to 75% of eligible accounts receivable and up to 25% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company's option, at the agent bank's base rate (4.75 at December 31, 2001) plus 0.25% to 0.75% or the bank's daily LIBOR rate (3.62% at December 31, 2001) plus 2.25% to 3%. The facility also calls for a commitment fee payable quarterly in arrears of 0.5% of the average daily unused portion of the facility. The undrawn availability under the agreement may not be less than $20,000,000 prior to June 30, 2002. As of December 31, 2001, availability under the agreement was $45,291,000, against which there were no outstanding advances and there were outstanding letters of credit of $4,000,000. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends.

     The Company also has a (pound)15,000,000 ($21,828,000 at the December 31, 2001 exchange rate) multi-currency credit facility with a financial institution in the United Kingdom, which is available to its United Kingdom subsidiaries. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility is secured by assets of certain of the Company's United Kingdom subsidiaries and a guaranty from Systemax. At December 31, 2001 there were (pound)1,944,000 ($2,829,000) of borrowings outstanding under this line.

     The Company has accepted a proposal from a financial institution and signed a commitment letter for an $8.4 million, ten-year mortgage on its Suwanee, Georgia distribution facility. The loan will bear interest at 7.04%. Closing is subject to due diligence and negotiation of a definitive agreement.

     The Company is obligated under operating leases for the rental of certain facilities and equipment which expire at various dates through 2013. The Company currently leases its two New York facilities from entities owned by Richard Leeds, Robert Leeds and Bruce Leeds, the Company's three principal stockholders and senior executive officers. The annual rentals total $1.2 million and both leases expire in 2007.

     The Company believes it has access to adequate funds for continued operations and growth through its available cash balances and funds generated by operations and lines of credit maintained with financial institutions.

     The Company is party to certain litigation, as disclosed in "Commitments and Contingencies" in the Notes to Consolidated Financial Statements, the outcome of which the Company believes will not have a material adverse effect on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The policies below have been identified as critical to the Company's business operations and understanding the results of operations. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as result, actual results could differ from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Management believes that full consideration has been given to all relevant circumstances that the Company may be subject to, and the financial statements of the Company accurately reflect management's best estimate of the results of operations, financial position and cash flows of the Company for the years presented.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. The Company recognizes sales upon shipment of products to customers since title passes upon shipment. Reserves for estimated returns and allowances are provided when sales are recorded based on historical experience and current trends. The Company evaluates the collectibility of accounts receivable based on a combination of factors, including (1) an analysis of customer accounts and (2) the Company's historical experience with accounts receivable write-offs. The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions. In circumstances where we are aware of customer charge-backs or a specific customer's inability to meet its financial obligations to us, a specific reserve for bad debts applicable to amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected is recorded. In those situations with ongoing discussions, the amount of bad debt recognized is based on the status of the discussions. While bad debt allowances have been within expectations and the provisions established, there can be no guarantee that the Company will continue to experience the same allowance rate it has in the past.

INVENTORIES. The Company values its inventories at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete or unmarketable merchandise are provided based on historical experience and current product demand. The adequacy of these reserves is evaluated quarterly. While markdowns and obsolescence have been within expectations and the provisions established, there can be no guarantee that the Company will continue to experience the same level of markdowns it has in the past.

LONG-LIVED ASSETS. Management exercises judgment in evaluating the Company's long-lived assets for impairment. We believe the Company will generate sufficient undiscounted cash flow to more than recover the investments made in property, plant and equipment, as well as goodwill and other intangibles recorded as a result of acquisitions. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations

INCOME TAXES. The determination of the Company's tax provision is complex due to operations in several tax jurisdictions outside the United States. The Company is subject to periodic examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various filing positions, the Company records reserves for probable exposures. The Company is currently undergoing an examination of its tax year ended December 31, 2000 by the United States Internal Revenue Service. Based on the Company's evaluation of its tax positions, the Company believes it has appropriately accrued for probable exposures.

DEFERRED TAX ASSETS. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The realization of net deferred tax assets is dependent upon the Company's ability to generate future taxable income. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, the Company has provided a valuation allowance. In preparing estimates of future taxable income, the Company has used the same assumptions and projections utilized in its internal forecasts and estimates.

RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company will be required within six months from the date of adoption to test its goodwill for impairment under the new standard, which could result in an adjustment to the amount of recorded goodwill. The Company is currently assessing, but has not yet determined, the impact of SFAS 141 and SFAS 142 on its financial position and results of operations.

     In August 2001, the FASB issued SFAS 143, " Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost associated with the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however, it retains many of its fundamental provisions. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial position or results of operations.

IMPLICATIONS TO THE COMPANY FROM THE ADOPTION OF A EUROPEAN COMMON CURRENCY

     The countries of the European Union have adopted a single currency, the "Euro." The Euro came into existence on January 1, 2000, and could have been used for transactions within and between the countries of the Economic and Monetary Union (Austria, Belgium, Finland, France, Germany, Netherlands, Ireland, Italy, Luxembourg, Portugal and Spain), with national currencies expressed as a denomination (national currency units) of the Euro. During the three-year transition period following its introduction, countries were allowed to transact business both in the euro and in their own currencies at fixed exchange rates. On January 1, 2002, the Euro became the only currency in Economic and Monetary Union countries.

     The Company has extensive operations in Europe, including France, Germany, Italy, the Netherlands, Spain, Sweden, England and Scotland. It also sells into additional countries in Europe. For the 2001 fiscal year, approximately 36.5% of the Company's net sales were in Europe. With the exception of Sweden and the United Kingdom, all of the countries in which the Company has operations are participants in the European common currency, the Euro. The introduction of the Euro has not required a significant modification to the Company's accounting systems and has not had a significant adverse impact on European sales or pricing. There is no expectation of a significant adverse impact in the future. The Company adopted the Euro for internal systems and reporting as of January 1, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other.

     The Company has no involvement with derivative financial instruments and does not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect Systemax's sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. The Company may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2001 the Company had no outstanding forward exchange contracts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 of Part III is hereby incorporated by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement").

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.   The Consolidated Financial Statements of Systemax Inc.  REFERENCE
                                                                       ---------

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

          3.   Exhibits.

               EXHIBIT
               NO.       DESCRIPTION
               -------   -----------

               3.1 Composite Certificate of Incorporation of Registrant, as amended

               3.2       By-laws of Registrant1

               4.1       Stockholders Agreement2

               10.1      Form of 1995 Long-Term Stock Incentive Plan3*

               10.2      Form of 1999 Long-Term Stock Incentive Plan8*

               10.3 Lease Agreement dated October 14, 1992 between the Company and 2RB Associates Co. (Port Washington facility) 1

               10.4 Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) 1

               10.5 Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility) 7

               10.6 Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility) 4

               10.7 Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago and Walsh, Higgins & Company (Naperville facility) 1

               10.8 Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) 5

               10.9 Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto 1

               10.10     Form of 1995 Stock Plan for Non-Employee Directors 3*

               10.11 Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg 3*

               10.12 Asset Purchase Agreement dated September 12, 1997 among Infotel, Inc., Mark L. Runkle, Midwest Micro Corp. and the Company 6

               10.13 Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein 4*

               10.14 Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers) 10

               10.15 Amendment No. 1, dated as of September 1, 2001, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers) 11

               10.16 Amendment No. 2, dated as of December 13, 2001, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers)

               10.17 Amendment No. 3, dated as of December 20, 2001, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers)

               19.1      Specimen stock certificate of Registrant

               21        Subsidiaries of the Registrant

               23 Consent of experts and counsel: Consent of Independent Public Accountants

               99        Audit Committee Charter 9

     (b)  Reports on Form 8-K.

               No reports on Form 8K were filed during the quarter ended December 31, 2001.

*   Management contract or compensatory plan or arrangement

1 Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).
2 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.
3 Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).
4 Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
5 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.
6 Incorporated herein by reference to the Company's report on Form 8-K dated September 26, 1997.
7 Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.
8 Incorporated herein by reference to the Company's report on Form 10-Q for the quarterly period ended September 30, 1999
9 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000
10 Incorporated herein by reference to the Company's report on Form 8-K dated June 13, 2001.
11 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Port Washington, New York on the 27th day of March, 2002.

                                        SYSTEMAX INC.

                                        By:         /s/ RICHARD  LEEDS
                                        ........................................
                                                     Richard Leeds
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                           TITLE                      DATE

    /s/ RICHARD LEEDS       Chairman and Chief Executive Officer  March 27, 2002
...........................     (Principal Executive Officer)
      Richard Leeds

     /s/ BRUCE LEEDS           Vice Chairman and President of     March 27, 2002
..........................         International Operations
       Bruce Leeds

    /s/ ROBERT LEEDS           Vice Chairman and President of     March 27, 2002
..........................           Domestic Operations
        Robert Leeds

    /s/ ROBERT DOOLEY       Director and Senior Vice President--  March 27, 2002
..........................  Worldwide Computer Sales and Marketing
      Robert Dooley

  /s/ STEVEN GOLDSCHEIN          Senior Vice President and        March 27, 2002
..........................         Chief Financial Officer
    Steven Goldschein          (Principal Financial Officer)


 /s/ MICHAEL J. SPEILLER       Vice President and Controller      March 27, 2002
..........................     (Principal Accounting Officer)
    Michael J. Speiller

 /s/ ROBERT D. ROSENTHAL                 Director                 March 27, 2002
..........................
   Robert D. Rosenthal

     /s/ STACY DICK                      Director                 March 27, 2002
..........................
       Stacy Dick

    /s/ ANN R. LEVEN                     Director                 March 27, 2002
..........................
      Ann R. Leven

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors of
SYSTEMAX INC.:

We have audited the accompanying consolidated balance sheets of Systemax Inc. and its subsidiaries, (the "Company"), as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP
New York, New York
March 5, 2002

                                  SYSTEMAX INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                         2001            2000
                                                         ----            ----

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  36,464       $   14,496
  Accounts receivable, net                             136,358          183,493
  Inventories                                           92,170          127,271
  Prepaid expenses and other current assets             18,884           29,509
  Income taxes receivable                                7,755           25,486
  Deferred income tax benefit                            9,650            8,781
                                                     ---------       ----------
         Total current assets                          301,281          389,036

PROPERTY, PLANT AND EQUIPMENT, net                      82,623           74,749

GOODWILL, net                                           67,967           70,672

DEFERRED INCOME TAX BENEFIT                                               3,224

OTHER ASSETS                                             2,576              337
                                                     ---------       ----------

      TOTAL                                          $ 454,447       $  538,018
                                                     =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

  Notes payable to banks                             $   2,829       $   48,559
  Accounts payable                                     139,472          170,548
  Accrued expenses and other current liabilities        55,641           63,240
                                                     ---------       ----------
         Total current liabilities                     197,942          282,347
                                                     ---------       ----------

Deferred tax liabilities                                 1,557
                                                     ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share,
    authorized 25 million shares, issued none
  Common stock, par value $.01 per share,
    authorized 150 million shares, issued
    38,231,990; outstanding 34,104,290                     382              382
  Additional paid-in capital                           176,743          176,743
  Accumulated other comprehensive loss                  (8,038)          (6,662)
  Retained earnings                                    134,350          133,697
                                                     ---------       ----------
                                                       303,437          304,160
                                                     ---------       ----------
  Less: common stock in treasury at cost -
    4,127,700 shares                                    48,489           48,489
                                                     ---------       ----------
         Total shareholders' equity                    254,948          255,671
                                                     ---------       ----------

         TOTAL                                       $ 454,447       $  538,018
                                                     =========       ==========

See notes to consolidated financial statements.

                                  SYSTEMAX INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)


                                          2001           2000           1999
                                          ----           ----           ----

NET SALES                             $ 1,546,975    $ 1,686,103    $ 1,754,472

COST OF SALES                           1,270,051      1,476,248      1,439,947
                                      -----------    -----------    -----------

GROSS PROFIT                              276,924        209,855        314,525

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                274,394        270,863        254,690
                                      -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS               2,530        (61,008)        59,835

INTEREST AND OTHER INCOME                    (276)          (106)        (1,153)

INTEREST EXPENSE                            1,764          4,352            465
                                      -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES           1,042        (65,254)        60,523

PROVISION (BENEFIT) FOR INCOME TAXES          389        (24,483)        24,511
                                      -----------    -----------    -----------

NET INCOME (LOSS)                     $       653    $   (40,771)   $    36,012
                                      ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC                               $       .02    $     (1.19)   $      1.01
                                      ===========    ===========    ===========
  DILUTED                             $       .02    $     (1.19)   $      1.01
                                      ===========    ===========    ===========

See notes to consolidated financial statements.

                                  SYSTEMAX INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                              Accumulated
                                        Common Stock                             Other
                                   --------------------- Additional          Comprehensive Treasury
                                   Number of               Paid-in  Retained      Loss       Stock   Comprehensive
                                     Shares     Amount     Capital  Earnings   Net of Tax   At Cost  Income (Loss)
                                   ---------- ---------- ---------- -------- ------------- --------- -------------
BALANCES, JANUARY 1, 1999            36,128    $   382    $176,743  $138,456   $     (91)  $(28,604)

Change in cumulative translation
  adjustment                                                                      (2,657)              $  (2,657)
Purchase of treasury shares            (890)                                                (10,055)
Net income                                                            36,012                              36,012

                                   ---------- ---------- ---------- -------- ------------- --------- -------------

Total comprehensive income                                                                             $  33,355
                                                                                                     =============

BALANCES, DECEMBER 31, 1999          35,238        382     176,743   174,468      (2,748)   (38,659)

Change in cumulative translation
  adjustment                                                                      (3,914)              $  (3,914)
Purchase of treasury shares          (1,134)                                                 (9,830)
Net loss                                                             (40,771)                            (40,771)
                                   ---------- ---------- ---------- -------- ------------- --------- -------------

Total comprehensive loss                                                                               $ (44,685)
                                                                                                     =============

BALANCES, DECEMBER 31, 2000          34,104        382     176,743   133,697      (6,662)   (48,489)

Change in cumulative translation
  adjustment                                                                      (1,376)              $  (1,376)
Net income                                                               653                                 653
                                   ---------- ---------- ---------- -------- ------------- --------- -------------

Total comprehensive loss                                                                               $    (723)
                                                                                                     =============

BALANCES, DECEMBER 31, 2001          34,104    $   382    $176,743  $134,350   $  (8,038)  $(48,489)
                                   ========== ========== ========== ======== ============= =========

See notes to consolidated financial statements.

                                  SYSTEMAX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                       2001             2000             1999
                                                                       ----             ----             ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                                    $    653         $(40,771)        $ 36,012
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization, net                                 15,143           13,608           11,170
    Charges associated with the impairment of certain
     long lived assets                                                                                    1,921
    Provision for deferred income taxes                                 7,940              230            1,160
    Provision for returns and doubtful accounts                         3,696           12,721            8,832
    Loss on abandonment                                                 2,003
    Changes in certain assets and liabilities:
      Accounts receivable                                              40,124           (3,263)         (46,578)
      Inventories                                                      33,946           43,124          (39,506)
      Prepaid expenses and other current assets                         9,037           (1,245)          (7,186)
      Income tax receivable                                            19,445          (25,486)
      Accounts payable and accrued expenses                           (36,381)           9,554           54,714
                                                                     ---------        ---------        ---------

          Net cash provided by operating activities                    95,606            8,472           20,539
                                                                     ---------        ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net change in short-term investments                                                                      5,050
Investments in property, plant and equipment                          (24,682)         (40,738)         (21,981)
Proceeds from disposals of property, plant and equipment                  856
Acquisitions, net of cash acquired                                                                      (10,176)
Deferred payments on acquisitions                                                         (249)          (9,000)
                                                                     ---------        ---------        ---------

          Net cash used in investing activities                       (23,826)         (40,987)         (36,107)
                                                                     ---------        ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds (repayments) of short-term borrowings from banks             (45,762)          39,559            9,000
Repayments of long-term borrowings                                                      (2,245)          (2,767)
Purchase of treasury shares                                                             (9,830)         (10,055)
                                                                     ---------        ---------        ---------

          Net cash provided by (used in) financing activities         (45,762)          27,484           (3,822)
                                                                     ---------        ---------        ---------

EFFECTS OF EXCHANGE RATES ON CASH                                      (4,050)           2,057           (5,169)
                                                                     ---------        ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   21,968           (2,974)         (24,559)
                                                                     ---------        ---------        ---------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        14,496           17,470           42,029
                                                                     ---------        ---------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 36,464         $ 14,496         $ 17,470
                                                                     =========        =========        =========
SUPPLEMENTAL DISCLOSURES:

Interest paid                                                        $  2,026         $  4,176         $    537
                                                                     =========        =========        =========
Income taxes paid                                                    $  3,819         $  5,027         $ 21,684
                                                                     =========        =========        =========

See notes to consolidated financial statements.

                                  SYSTEMAX INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Systemax"). All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for the Company's investment in a 50%-owned joint venture, over which the Company exercises significant influence. The results of operations of this investee are not material to the results of operations of the Company. The joint venture brokers paper, a significant portion of which is used by the Company in printing its catalogs.

     CASH AND CASH EQUIVALENTS - The Company considers amounts held in money market accounts and other short-term investments with an original maturity date of approximately three months or less to be cash equivalents. The Company's investments in cash equivalents are classified as debt securities available-for-sale. These equivalents are stated at fair market value. Unrealized holding gains and losses are not significant for any of the years presented.

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE - The Company recognizes sales of products, including shipping revenue, at the time of shipment. Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns of approximately $11,120,000 and $15,329,000 at December 31, 2001 and 2000, respectively.
     The changes in these allowance accounts are summarized as follows (in thousands):

       YEAR ENDED DECEMBER 31                      2001       2000       1999
       ----------------------                     ------     ------     ------
       Balance, beginning of year............... $ 15,329   $ 13,963   $  8,664
       Charged to expense.......................    3,696     12,721      8,832
       Acquisitions.............................                          1,614
       Reductions, principally write-offs.......   (7,905)   (11,355)    (5,147)
                                                 --------   --------   --------
       Balance, end of year..................... $ 11,120   $ 15,329   $ 13,963
                                                 ========   ========   ========

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

     CAPITALIZED SOFTWARE COSTS - The Company capitalizes purchased software ready for service and capitalizes software development costs incurred on significant projects from the time that the preliminary project stage is completed and management commits to funding a project until the project is substantially complete and the software is ready for its intended use. Capitalized costs include materials and service costs and payroll and payroll-related costs. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system, generally five years.

     FOREIGN CURRENCY TRANSLATION - The financial statements of the foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for consolidated balance sheet items and average exchange rates for the consolidated statements of operations items. The translation differences are made directly to a separate component of shareholders' equity.

     FOREIGN CURRENCY TRANSACTIONS - Transactions in foreign currencies are recorded at the exchange rate in effect at the transaction date. Realized and unrealized exchange gains and losses during the year are included in the respective year's consolidated statement of operations.

     ADVERTISING COSTS - Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period of catalog distribution during which the benefits are expected. Advertising expenditures relating to the Company's national advertising campaign and other television advertising costs are expensed in the period the advertising takes place. Advertising costs, net of rebates from vendors, of $53.0 million in 2001, $54.1 million in 2000 and $57.1 million in 1999 are included in the accompanying Consolidated Statements of Operations. Prepaid expenses at December 31, 2001 and 2000 include deferred advertising costs of $6.3 million and $14.8 million, respectively, which are reflected as an expense during the period benefited.

     RESEARCH AND DEVELOPMENT COSTS - Costs incurred in connection with research and development are expensed as incurred. Such expenses for the years ended December 31, 2001, 2000 and 1999 aggregated approximately $1,539,000, $1,868,000 and $2,256,000, respectively.

     GOODWILL, NET - Goodwill and negative goodwill are combined and presented net of accumulated amortization. Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 40 years. In instances where the Company had acquired a business below the fair value of the assets acquired, the Company recorded negative goodwill. Annual amortization of goodwill was an expense of $1,605,000 in 2001, $1,698,000 in 2000 and $2,323,000 in 1999.

     EVALUATION OF LONG-LIVED ASSETS - Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. During the second quarter of 1999, the Company wrote off $1.9 million of goodwill associated with a number of small acquisitions made during the previous few years.

     NET INCOME (LOSS) PER COMMON SHARE - The Company calculates net income
     (loss) per share in accordance with Statement of Financial Accounting Standard ("SFAS") 128, "Earnings Per Share". Net income (loss) per common share-basic was calculated based upon the weighted average number of common shares outstanding during the respective periods. Net income (loss) per common share-diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods except in loss periods, where the effect is anti-dilutive.

     The weighted average common shares outstanding for the computation of basic earnings per common share for 2001, 2000 and 1999 were 34.1 million, 34.3 million and 35.8 million, respectively. Additionally in 2001 and in 1999, 19,000 and 42,000, respectively, of equivalent common shares were included for the diluted calculation.

     COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders' Equity. Comprehensive income (loss) was ($723,000) in 2001, ($44,685,000) in 2000 and $33,355,000
     in 1999, net of tax effects on currency translation adjustments of $1,338,000 in 2001, $1,719,000 in 2000 and $1,593,000 in 1999.

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

     RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations ($1,605,000 in 2001, $1,698,000 in 2000 and $2,323,000 in 1999), but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company will be required within six months from the date of adoption to test its goodwill for impairment under the new standard, which could result in an adjustment to the amount of recorded goodwill. The Company is currently assessing, but has not yet determined, the impact of SFAS 141 and SFAS 142 on its financial position and results of operations.

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

2.   ACQUISITIONS

     The Company acquired two businesses in 1999 for $12.2 million in cash. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of net assets acquired in the amount of $17.0 million has been recorded as goodwill and is being amortized over the estimated useful lives.

     The pro forma results for 2001, 2000 and 1999, assuming these acquisitions had been made at the beginning of the period, would not have been materially different from the reported results.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consists of the following (in thousands):

                                                          2001           2000
                                                          ----           ----
     Land and buildings..............................   $ 31,357       $ 25,518
     Furniture and fixtures, office, computer
       and other equipment...........................     90,056         77,205
     Leasehold improvements .........................     13,993         12,505
                                                        --------       --------
                                                         135,406        115,228
     Less accumulated depreciation and amortization..     52,783         40,479
                                                        --------       --------
     Property, plant and equipment, net..............   $ 82,623       $ 74,749
                                                        ========       ========

4.   RELATED PARTY TRANSACTIONS

     The Company leases two warehouse and office facilities from affiliates (see
     Note 8). Rent expense under those leases aggregated approximately $1,224,000, $1,314,000 and $1,584,000 for the years ended December 31,
     2001, 2000 and 1999, respectively.

5.   DEBT

     The Company has a $70,000,000 revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company's shares of stock in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. The borrowings under the agreement are subject to borrowing base limitations of up to 75% of eligible accounts receivable and up to 25% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company's option, at the agent bank's base rate (4.75% at December 31, 2001) plus 0.25% to 0.75% or the bank's daily LIBOR rate (3.62% at December 31, 2001) plus 2.25% to 3%. The facility also calls for a commitment fee payable quarterly in arrears of 0.5% of the average daily unused portion of the facility. The undrawn availability may not be less than $20 million prior to June 30, 2002. As of December 31, 2001 availability under the agreement was $45,291,000, against which there were no outstanding advances and outstanding letters of credit of $4,000,000. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends.

     The Company has a (pound)15,000,000 ($21,828,000 at the December 31, 2001 exchange rate) multi-currency credit facility with Barclays Bank in the United Kingdom, which is available to its United Kingdom subsidiaries. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility is secured by assets of certain of the Company's United Kingdom subsidiaries and a guaranty from the Company. At December 31, 2001 there were (pound)1,944,000 ($2,829,000) of borrowings outstanding under this line.

     The weighted average interest rate on short-term borrowings was 6.6% in 2001, 7.9% in 2000 and 8.2% in 1999.

     The Company has accepted a proposal from a financial institution and signed a commitment letter for an $8.4 million, ten-year mortgage on its Suwanee, GA distribution facility. The loan will bear interest at 7.04%. Closing is subject to due diligence and negotiation of a definitive agreement.

6.   SHAREHOLDERS' EQUITY

     In May 1998 the Board of Directors authorized a share repurchase program to acquire up to 1,350,000 (subsequently increased to 4,350,000) common shares on the open market. The Company purchased an aggregate of 1,133,500 shares during 2000 at an aggregate cost of $9.8 million and 890,300 shares during 1999 at an aggregate cost of $10.1 million.

     As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amount at December 31, 2001 was not material.

     STOCK OPTION PLANS - The Company has three fixed option plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

          THE 1995 LONG-TERM STOCK INCENTIVE PLAN - This plan allows the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2.0 million shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award shall be granted under this plan after December 31, 2005. A total of 538,050 options were outstanding under this plan as of December 31, 2001.

          THE 1995 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS - This plan provides for automatic awards of non-qualified options to directors of the company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the tenth annual stockholders meeting. A total of 47,000 options were outstanding under this plan as of December 31, 2001.

          THE 1999 LONG-TERM STOCK INCENTIVE PLAN - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-Term Stock Incentive Plan, restricting the awards to non-qualified stock options authorized by the Compensation Committee of the Board of Directors. A maximum total number of 2.0 million shares may be granted under this plan. No award shall be granted under this plan after December 31, 2009. A total of 1,090,441 options were outstanding under this plan as of December 31, 2001.

     The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation costs have been recognized for stock options. Had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, "Accounting for Stock-Based Compensations", the Company would have recorded such amount in the accompanying consolidated financial statements as compensation expense. On a pro forma basis, net income (loss) would have been ($0.1) million for 2001, ($42.6) million for 2000 and $33.9 million for 1999, and diluted earnings (loss) per common share would have been ($.004) for 2001, ($1.24) for 2000 and $.95 for 1999. The Company arrived at the fair value of stock grant at the date of the grant by using the Black-Scholes pricing option model with the following assumptions used for grants: risk-free interest rate of 6.1% (2001), 6.0% (2000) and 6.0% (1999); expected dividend rate of
     0% for 2001, 2000 and 1999; expected life of 3.17 years (2001), 3.72 years
     (2000) and 3.67 years (1999); and expected volatility of 72% (2001), 62%
     (2000) and 48% (1999). The stock options outstanding at December 31, 2001, 2000 and 1999 have a weighted average contractual life of 8.1 years, 6.7 years and 7.8 years, respectively. The following table reflects the plan activity for the years ended December 31, 2001, 2000 and 1999:


                                             For Shares    Option Prices
                                             ----------   ----------------
          Outstanding, January 1, 1999        1,642,848   $12.38 to $39.06
          Granted                               848,700   $ 7.31 to $ 7.88
          Cancelled                             (65,164)  $12.38 to $18.41
                                             ----------   ----------------
          Outstanding, December 31, 1999      2,426,384   $ 7.31 to $39.06
          Granted                                 4,000   $ 7.19
          Cancelled                            (303,752)  $ 7.31 TO $18.41
                                             ----------   ----------------
          Outstanding, December 31, 2000      2,126,632   $ 7.19 to $39.06
          Granted                               849,917   $ 1.95 to $ 2.45
          Cancelled                          (1,301,058)  $ 1.95 TO $26.88
                                             ----------   ----------------
          Outstanding, December 31, 2001      1,675,491   $ 1.95 to $39.06
                                             ==========

     The following table summarizes information for the three years ended December 31, 2001 concerning currently outstanding and exercisable options:

                                                   2001                        2000                        1999
                                        --------------------------  --------------------------  --------------------------
                                                  WEIGHTED-AVERAGE            Weighted Average            Weighted Average
                                         SHARES    EXERCISE PRICE    Shares    Exercise Price    Shares    Exercise Price
                                        --------  ----------------  --------  ----------------  --------  ----------------
     Outstanding at beginning of year   2,126,632      $14.70       2,426,384      $14.34       1,642,848      $18.04
     Granted .........................    849,917      $ 1.96           4,000      $ 7.19         848,700      $ 7.32
     Cancelled ....................... (1,301,058)     $17.52        (303,752)     $11.72         (65,164)     $17.14
                                       -----------                 -----------                 -----------
     Outstanding at end of year ......  1,675,491     $ 6.05        2,126,632      $14.70       2,426,384      $14.34
                                       ===========                 ===========                 ===========
     Options exercisable at year end..    478,413                   1,133,547                   595,050
     Weighted average fair value per
       option granted during the year.      $0.89                       $5.60                     $3.02

     As of December 31, 2001:
         Range of                   Weighted-Average   Weighted-Average              Weighted-Average
         Exercise         Number        Remaining          Exercise        Number        Exercise
          Price        Outstanding  Contractual Life        Price        Exercisable      Price
     ----------------  -----------  ----------------   ----------------  ----------- ----------------
     $ 1.95 to $ 5.00     804,341         9.15             $  2.45           4,000        $  1.96
     $ 5.01 to $15.00     685,600         7.79             $  7.49         318,261        $  7.48
     $15.01 to $20.00     163,550         4.65             $ 17.54         134,152        $ 17.53
     $20.01 to $30.00      18,000         4.67             $ 22.67          18,000        $ 22.67
     $30.01 to $39.06       4,000         4.33             $ 39.06           4,000        $ 39.06
                       -----------                                       -----------
     $ 1.95 to $39.06   1,675,491         8.09             $  6.05         478,413        $ 11.10
                       ===========                                       ===========

7.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

     Year Ended December 31                    2001         2000         1999
     ----------------------                  --------     --------     --------
     Current:
        Federal                              $ (9,256)    $(24,915)    $ 18,145
        State                                    (730)      (1,146)       3,558
        Foreign                                 2,446        1,348        1,648
     Deferred                                   7,929          230        1,160
                                             --------     --------     --------
        Total                                $    389     $(24,483)    $ 24,511
                                             ========     ========     ========

     Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

     A reconciliation of the difference between the income tax expense (benefit) and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

     Year Ended December 31                    2001         2000         1999
     ----------------------                  --------     --------     --------
     Income tax at Federal statutory rate    $    365     $(22,839)    $ 21,183
     State and local income taxes, net of
      federal tax benefit                         145         (766)       2,461
     Foreign operating losses with no
      benefit provided                            575                       932
     Foreign income taxed at different rates                  (481)
     Change in valuation allowance             (1,118)
     Nondeductible expenses                       142
     Other items, net                             280         (397)         (65)
                                             --------     --------     --------
                                             $    389     $(24,483)    $ 24,511
                                             ========     ========     ========

     The deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                            2001         2000
                                                          --------     --------
     Current:
       Deductible assets..............................    $ (1,940)   $ (5,030)
       Non-deductible accruals and reserves...........      10,897      12,416
       Non-deductible assets..........................         688       1,430
       Other..........................................           5         (35)
                                                          --------     --------
         Current......................................       9,650        8,781
                                                          --------     --------

     Non-current:
       Net operating loss carryforwards...............       4,210        4,280
       Currency translation adjustments...............       4,909        3,569
       Accelerated depreciation.......................      (6,213)      (1,035)
       Basis differences from acquisitions............      (2,658)        (667)
       Valuation allowances...........................      (1,805)      (2,923)
                                                          --------     --------
         Non-current..................................      (1,557)       3,224
                                                          --------     --------
               Total..................................    $  8,093     $ 12,005
                                                          ========     ========

     The foreign net operating loss carryforwards generally expire from 2002 through 2010 except for carryforwards in the Netherlands and Germany, which have no expiration. In accordance with SFAS 109 "Accounting for Income Taxes", the Company maintains valuation allowances against certain of its foreign net operating loss carryforwards where the realizability of the related deferred tax benefits can not be reasonably assured.

     The Company has also provided valuation allowances for certain state net operating loss carryforwards where it is not likely they will be realized.

8.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     LEASES - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through September 2013. The Company currently leases two facilities in New York from entities owned by the Company's three principal stockholders/senior executives.

     At December 31, 2001 future minimum annual lease payments for related and third-party leases were as follows (in thousands):

                                     Related Party     Third Party      Total
                                     -------------     -----------     --------
          2002.....................    $  1,224         $  5,008       $  6,232
          2003.....................       1,224            4,656          5,880
          2004.....................       1,224            3,781          5,005
          2005.....................       1,224            3,781          5,005
          2006.....................       1,224            3,531          4,755
          2007-2011................       1,148           10,358         11,506
          2012-2015................                          357            357
                                       --------         --------       --------
                                       $  7,268         $ 31,472       $ 38,740
                                       ========         ========       ========

     Annual rent expense aggregated approximately $7,869,000, including $1,224,000 to related parties, for 2001, $8,580,000, including $1,314,000 to related parties, for 2000 and $8,223,000, including $1,584,000 to related parties, for 1999.

     GUARANTEES - The Company has issued a guarantee to a U. K. financial institution to secure a line of credit for the Company's United Kingdom subsidiaries.

     LITIGATION - In December 1999 the Company settled its lawsuit with a bankrupt former supplier and its lenders. After the payment of a cash settlement, the Company's results of operations were positively impacted ($3.0 million net of tax) by the reversal of amounts previously reserved for in connection with this lawsuit.

     The Company has been named as a defendant in other lawsuits incidental to its business. Management of the Company, based on discussions with legal counsel, believes the ultimate resolution of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

     CONTINGENCY - The Company is required to collect sales tax on certain of its sales. In accordance with current laws, approximately 16% of the Company's 2001 domestic sales were subject to sales tax. Changes in law could require the Company to collect sales tax in additional states.

     EMPLOYEE BENEFIT PLANS - The Company's U.S. subsidiaries participate in defined contribution 401(k) plans covering eligible employees as defined by the plan document. Contributions to the plans by the Company are determined as a percentage of the employees' contributions. Aggregate expense to the Company for contributions to such plans was approximately $482,000 in 2001, $514,000 in 2000 and $437,000 in 1999.

     Liabilities accrued by certain foreign entities for employee termination indemnities, determined in accordance with labor laws and labor agreements in effect in the respective country, were not material.

     FOREIGN EXCHANGE RISK MANAGEMENT - The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The Company may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice would be to minimize the impact of foreign exchange rate movements on the Company's operating results. As of December 31, 2001, the Company had no outstanding forward exchange contracts.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2001 and 2000, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks are considered to be representative of their respective fair values as their interest rates are based on market rates.

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company's customer base.

9.   SEGMENT AND RELATED INFORMATION

     Pursuant to SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information", the Company determined that it is engaged in a single reportable segment which markets and sells various business products. The Company's product offerings include personal computers (PCs), computer related products, industrial products and office products and are monitored for sales trends and profitability in these sub-categories. Products are marketed through an integrated system of direct mail catalogs, a network of major account sales representatives and proprietary e-commerce Internet web-sites.

     Financial information relating to the Company's operations by geographic area was as follows (in thousands):

                                                  Net Sales
                                   ----------------------------------------
                                      2001           2000           1999
                                   ----------     ----------     ----------
     North America                 $  982,615     $1,138,006     $1,263,401
     Europe                           564,360        548,097        491,071
                                   ----------     ----------     ----------
     Consolidated                  $1,546,975     $1,686,103     $1,754,472
                                   ==========     ==========     ==========

     Revenues are attributed to countries based on location of selling subsidiary.


                                              Long-Lived Assets
                                   ----------------------------------------
                                      2001           2000           1999
                                   ----------     ----------     ----------
     North America                 $  117,770     $  116,363     $   91,590
     Europe                            32,820         29,058         28,933
                                   ----------     ----------     ----------
     Consolidated                  $  150,590     $  145,421     $  120,523
                                   ==========     ==========     ==========

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data is as follows (in thousands, except for per share amounts):

                                    FIRST      SECOND       THIRD      FOURTH
     2001                          QUARTER     QUARTER     QUARTER     QUARTER
     ----                          -------     -------     -------     -------

     Net sales................... $ 405,898   $ 363,506   $ 370,636   $ 406,935
     Gross profit................ $  66,111   $  61,162   $  69,259   $  80,392
     Net income (loss)........... $     363   $  (2,583)  $     257   $   2,616*
     Net income (loss) per
      common share:
          Basic and diluted...... $     .01   $    (.08)  $     .01   $    .08*

                                    First      Second       Third      Fourth
     2000                          Quarter     Quarter     Quarter     Quarter
     ----                          -------     -------     -------     -------

     Net sales................... $ 448,870   $ 405,972   $ 409,795   $ 421,466
     Gross profit................ $  68,169   $  44,348   $  47,777   $  49,561
     Net loss.................... $  (2,552)  $ (14,531)  $ (14,236)  $  (9,452)
     Net loss per common share:
          Basic and diluted...... $    (.07)  $    (.43)  $   ($.42)  $  ($ .28)

* Includes income of $2.0 million, net of tax, ($.06 per diluted share) resulting from the elimination of a liability recorded in a prior year no longer required.

                                  * * * * * * *