Form 10-Q
period 2002-03-31
SYSTEMAX INC
filed 2002-05-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

[X] Yes     [  ] No

The number of shares outstanding of the registrant's Common Stock as of May 10, 2002 was 34,104,290.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)
-------------------------------------------------------------------------------------------------------------------

                                                                                 March 31,       December 31,
                                                                                   2002              2001
                                                                               -------------- ----------------
                                                                                 (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  22,235       $   36,464
  Accounts receivable, net                                                         155,807          136,358
  Inventories                                                                      100,659           92,170
  Prepaid expenses and other current assets                                         27,850           28,534
  Income taxes receivable                                                            8,207            7,755
                                                                                 ---------       ----------

         Total current assets                                                      314,758          301,281

PROPERTY, PLANT AND EQUIPMENT, net                                                  82,091           82,623

GOODWILL, net                                                                       67,768           67,967

OTHER ASSETS                                                                         1,727            2,576
                                                                                 ---------       ----------

TOTAL                                                                            $ 466,344       $  454,447
                                                                                 =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                                                         $   4,787       $    2,829
  Accounts payable and accrued expenses                                            201,470          195,113
                                                                                 ---------       ----------
         Total current liabilities                                                 206,257          197,942
                                                                                 ---------       ----------

Deferred tax liabilities                                                             2,181            1,557
Long-term debt                                                                       3,193

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
  Common stock, par value $.01 per share, authorized 150 million shares,
      issued 38,231,990 shares, outstanding 34,104,290 shares                          382              382
  Additional paid-in capital                                                       176,743          176,743
  Accumulated other comprehensive loss                                              (8,858)          (8,038)
  Retained earnings                                                                134,935          134,350
                                                                                 ---------       ----------
                                                                                   303,202          303,437
                                                                                 ---------       ----------

  Less: Common stock in treasury at cost - 4,127,700 shares                         48,489           48,489
                                                                                 ---------       ----------

         Total stockholders' equity                                                254,713          254,948
                                                                                 ---------       ----------

TOTAL                                                                            $ 466,344       $  454,447
                                                                                 =========       ==========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)
-----------------------------------------------------------

                                                                                            Three Month
                                                                                           Periods Ended
                                                                                              March 31,
                                                                                      ------------------------------
                                                                                        2002            2001
                                                                                        ----            ----

NET SALES                                                                           $  412,260         $ 405,898

COST OF SALES                                                                          338,412           339,787
                                                                                     ---------         ---------

GROSS PROFIT                                                                            73,848            66,111

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            72,863            64,784
                                                                                     ---------         ---------

INCOME FROM OPERATIONS                                                                     985             1,327

INTEREST AND OTHER EXPENSE - Net                                                            13               763
                                                                                     ---------         ---------

INCOME BEFORE INCOME TAXES                                                                 972               564

PROVISION FOR INCOME TAXES                                                                 387               201
                                                                                     ---------         ---------

NET INCOME                                                                          $      585          $    363
                                                                                     =========         =========

Net income per common share:
    Basic                                                                           $      .02          $    .01
                                                                                     =========         =========
    Diluted                                                                         $      .02          $    .01
                                                                                     =========         =========

Common and common equivalent shares outstanding:
    Basic                                                                               34,104            34,104
                                                                                     =========         =========
    Diluted                                                                             34,219            34,104
                                                                                     =========         =========

See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands)
--------------------------------------------------------------------

                                                                            Accumulated
                                                                              Other
                                     Common Stock     Additional           Comprehensive  Treasury
                               Number of               Paid-in   Retained     Loss          Stock    Comprehensive
                                Shares      Amount     Capital   Earnings   Net of Tax      at Cost  Income (Loss)
                               ---------- ----------  ---------  --------  ------------   ---------  -------------

Balances, December 31, 2001     34,104     $   382    $ 176,743  $ 134,350  $  (8,038)   $ (48,489)

Change in cumulative
  translation adjustment                                                         (820)                $   (820)
Net income                                                             585                                 585
                               ---------- ----------  ---------  --------  ------------   ---------  -------------

Total comprehensive loss                                                                              $   (235)
                                                                                                     -------------

Balances, March 31, 2002        34,104     $   382    $ 176,743  $ 134,935  $  (8,858)   $ (48,489)
                               ========== ==========  =========  ========  ============   =========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Thousands)
------------------------------------------------------------

                                                                                           Three-Month Periods
                                                                                              Ended March 31,
                                                                                             2002            2001
                                                                                       ----------------------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income                                                                          $     585      $      363
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization, net                                                  3,520           3,750
       Provision for returns and doubtful accounts                                         1,321           1,616
   Changes in certain assets and liabilities:
       Accounts receivable                                                               (22,391)          6,732
       Inventories                                                                        (9,034)         18,726
       Prepaid expenses and other current assets                                           1,866           8,831
       Income taxes receivable                                                              (452)         24,907
       Accounts payable and accrued expenses                                               6,721         (45,623)
                                                                                        --------         --------

              Net cash provided by (used in) operating activities                        (17,864)         19,302
                                                                                       ---------         -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                           (3,508)         (5,551)
   Proceeds from disposals of property, plant and equipment                                  124
                                                                                         ---------       --------

              Net cash used in investing activities                                       (3,384)         (5,551)
                                                                                         --------        --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds (repayments) of borrowings from banks                                          7,984         (28,656)
                                                                                         -------         ---------

              Net cash provided by (used in) financing activities                          7,984         (28,656)
                                                                                          ------         ----------

EFFECTS OF EXCHANGE RATES ON CASH                                                           (965)          2,893
                                                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (14,229)        (12,012)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           36,464          14,496
                                                                                        --------         ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $ 22,235        $  2,484
                                                                                        ========        =========

See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Description of Business

The accompanying condensed consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Systemax"). The Company is a direct marketer of brand name and private label products, including personal desktop computers (PCs), notebook computers, computer related products and industrial products in North America and Europe. Systemax markets these products through an integrated system of distinctively branded full-color direct mail catalogs, proprietary "e-commerce" Internet sites and personalized "relationship marketing" to business customers.

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

Comprehensive income (loss) – Comprehensive income (loss) consists of net income and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Stockholders' Equity. For the three month periods, comprehensive loss was $235,000 in 2002 and $2,158,000 in 2001 net of tax effects on foreign currency translation adjustments of $744,000 in 2002 and $1,093,000 in 2001.

The Company adopted Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 had no impact on the Company's financial position or results of operations.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations for the three month periods ended March 31, 2002 and 2001, cash flows for the three months ended March 31, 2002 and 2001 and changes in stockholders' equity for the three months ended March 31, 2002. The December 31, 2001 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2001 and for the period then ended. The results for the three months ended March 31, 2002 are not necessarily indicative of the results for an entire year.

3.	Long-term Debt

The Company entered into an 11½ year term loan agreement with Barclays Bank, which provides up to £5.4 million ($7.7 million at the March 31, 2002 exchange rate) to finance the construction of its new United Kingdom facility. The borrowings will be secured by the land and building and are repayable in 40 quarterly installments of £135,000 ($192,000), assuming the full amount of the facility is drawn, beginning in February 2003. The outstanding borrowings bear interest at rates ranging from LIBOR plus 160 basis points to LIBOR plus 210 basis points. The agreement contains certain financial and other covenants related to the Company's United Kingdom's subsidiaries. At March 31, 2002 there were £2,300,000 ($3,275,000) of borrowings outstanding.

In April 2002, the Company entered into a ten year, $8.4 million mortgage loan on its Suwanee, Georgia distribution facility. The mortgage has monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage bears interest at 7.04% and is collateralized by the underlying land and building.

4.	Business Combinations and Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any previously reported amounts included in goodwill.

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective January 1, 2002. The Company is required to perform a transitional impairment analysis, which it currently expects to complete by June 30, 2002. At this time, the Company anticipates that it will take a substantial write-off as a result of this analysis. The Company will also be required to perform an annual impairment test. Under SFAS 142, any impairment adjustment recognized at adoption of the new rules will be reflected as a cumulative effect of accounting change. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

Actual results of operations for the three-month period ended March 31, 2002 and pro forma results of operations for the three-month period ended March 31, 2001 had the Company applied the non-amortization provisions of SFAS 142 in that period follows (in thousands, except per share amounts):

                                                             Three Month Periods Ended March 31,
                                                             -----------------------------------
                                                                  2002                2001
                                                                  ----                ----

     Reported net income                                       $   585              $   363
     Add: Goodwill amortization, net of tax                                             278
                                                               -------              -------
     Adjusted net income                                       $   585              $   641
                                                               =======              =======

     Basic and diluted net income per share:
     Reported net income                                       $   .02              $  .01
     Goodwill amortization                                                             .01
                                                               -------              ------
     Adjusted net income                                       $   .02              $  .02
                                                               =======              ======
5.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company's operations by geographic area was as follows:

                                                     Three Month Periods Ended
                                                             March 31,
                                                     -------------------------
                                                        2002           2001
                                                        ----           ----
     Net Sales (in thousands):

     North America                                   $ 257,952        $ 248,239
     Europe                                            154,308          157,659
                                                     ----------       ---------

     Consolidated                                    $ 412,260        $ 405,898
                                                     =========        =========

Revenues are attributed to countries based on location of selling subsidiary.

6.	Recent Accounting Pronouncements

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net sales for the three months ended March 31, 2002 increased 1.6% to $412 million compared to $406 million in the year-ago quarter. North American sales increased 3.9% to $258.0 million from $248.2 million in the prior year. The increase was primarily attributable to increased sales of PCs and computer related products. European sales decreased 2.1% to $154.3 million (representing 37% of worldwide sales) compared to $157.7 million in the year-ago quarter. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $5.4 million in 2002. Excluding the movements in foreign exchange rates, European sales would have increased 1.2% over the prior year.

Gross profit was $73.8 million, or 17.9% of net sales, compared to $66.1 million, or 16.3% of net sales, in the year-ago quarter, an increase of $7.7 million. The improvement in the gross profit percentage was due to a favorable shift in product mix and continued cost reductions and margin improvements in the Company's PC business.

Selling, general and administrative expenses for the quarter increased by $8.1 million or 12.5% to $72.9 million compared to $64.8 million in the first quarter of 2001. This increase resulted from increased advertising expenses related to sales of its PCs and costs associated with implementation of new e-commerce and information system applications. As a percentage of sales, selling, general and administrative expenses were 17.7% compared to 16.0% in the year-ago quarter.

The Company had income from operations for the current quarter of $1.0 million compared to $1.3 million in the year-ago quarter. The Company incurred a loss from operations of $1.7 million in its North American operations in the current quarter compared to a loss from operations of $4.5 million last year. Income from operations in Europe was $2.7 million, compared to $5.8 million in the year-ago quarter.

Interest and other expense - net consists principally of interest expense. Interest expense decreased in 2002 as a result of decreased short-term borrowings and lower interest rates.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating loss carrybacks.

As a result of the above, net income for the quarter was $0.6 million, or $.02 per basic and diluted share, compared to net income of $0.4 million, or $.01 per basic and diluted share, in the first quarter of 2001.

Liquidity and Capital Resources

The Company's cash balance totaled approximately $22 million at March 31, 2002. The Company's working capital at March 31, 2002 was $109 million, increased from $103 million at the end of 2001, due principally to a $19 million increase in accounts receivable and an $8 million increase in inventories, offset by a $14 million decrease in cash and a $6 million decrease in accounts payable and accrued expenses.

For the three months ended March 31, 2002, the Company used cash in operating activities of $17.9 million compared to $19.3 million generated in the year ago period. In 2001, the Company applied for and received a tax refund of approximately $25 million from the Internal Revenue Service, which was used to repay short-term bank borrowings. Cash was used in investing activities in 2002 for the purchase of property, plant and equipment, primarily for construction of a new United Kingdom facility. Cash of $8 million was provided by financing activities in 2002 from bank borrowings. In 2001, $29 million of cash was used in financing activities to repay bank borrowings. For the three months ended March 31, 2002, cash and cash equivalents decreased by $14 million.

As a result of the net loss incurred in the United States for the year ended December 31, 2001, the Company applied for a refund of approximately $11 million from the Internal Revenue Service. The refund will be used to reduce the Company's short-term bank borrowings.

Under the Company's $70,000,000 revolving credit agreement, which expires in June 2004, as of March 31, 2002 availability was $51,235,000, against which there were outstanding advances of $4,705,000 and outstanding letters of credit of $4,022,000. Under the Company's £15,000,000 ($21,365,000 at the March 31, 2002 exchange rate) multi-currency United Kingdom credit facility, there were no borrowings outstanding as of March 31, 2002.

The Company entered into an 11½ year term loan agreement with Barclays Bank, which provides up to £5.4 million ($7.7 million) to finance the construction of its new United Kingdom facility. The borrowings will be secured by the land and building and are repayable in 40 quarterly installments of £135,000 ($192,000), assuming the full amount of the facility is drawn, beginning in February 2003. The outstanding borrowings bear interest at rates ranging from LIBOR plus 160 basis points to LIBOR plus 210 basis points. The agreement contains certain financial and other covenants related to the Company's United Kingdom's subsidiaries. At March 31, 2002 there were £2,300,000 ($3,275,000) of borrowings outstanding.

In April 2002, the Company entered into a ten year, $8.4 million mortgage loan on its Suwanee, Georgia distribution facility. The mortgage has monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage bears interest at 7.04% and is collateralized by the underlying land and building.

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

The Company currently has operations located in nine countries outside the United States, and non-U.S. sales accounted for 39% of the Company's revenue during the first quarter of 2002. The Company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

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

The Company has no involvement with derivative financial instruments and does not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect Systemax's sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. The Company may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2002 the Company had no outstanding forward exchange contracts.

In connection with the term loan agreement entered into with Barclays Bank, the Company has also entered into an interest rate collar to reduce its exposure to market rate fluctuations. The collar becomes effective on April 30, 2002 and covers a period of three years. The collar has a cap of 6.0% and a floor of 4.5% on the outstanding loan balance.

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits.

3.1	Composite Certificate of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

3.2	By-laws of Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.1	Promissory Note of Systemax Suwanee LLC, dated as of April 18, 2002, payable to the order of New York Life Insurance Company in the original sum of $8,400,000.

10.2	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of April 18, 2002, from Systemax Suwanee LLC to New York Life Insurance Company.

10.3	Amendment No. 4, dated as of April 18, 2002, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers).

(b)	Reports on Form 8-K. (i) A report on Form 8-K was filed by the Company on March 5, 2002 regarding the Company's financial results for the fourth quarter and year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 14, 2002	By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Promissory Note of Systemax Suwanee LLC, dated as of April 18, 2002, payable to the order of New York Life Insurance Company in the original principal sum of $8,400,000.

10.2	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of April 18, 2002, from Systemax Suwanee LLC to New York Life Insurance Company.

10.3	Amendment No. 4, dated as of April 18, 2002, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers).