Form 10-Q
period 2002-06-30
SYSTEMAX INC
filed 2002-08-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER 1-13792

Systemax Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3262067 (I.R.S. Employ er Identification No.)

11 Harbor Park Drive
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

[X]   Yes   [    ]   No

The number of shares outstanding of the registrant's Common Stock as of August 6, 2002 was 34,104,290.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                   June 30,        December 31,
                                                                     2002              2001
                                                                 ----------        ------------
                                                                (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                      $  42,062       $   36,464
  Accounts receivable, net                                         154,195          136,358
  Inventories                                                       85,170           92,170
  Prepaid expenses and other current assets                         30,805           28,534
  Income taxes receivable                                                             7,755
                                                                 ---------       ----------

         Total current assets                                      312,232          301,281

PROPERTY, PLANT AND EQUIPMENT, net                                  71,833           82,623

GOODWILL, net                                                                        67,967

OTHER ASSETS                                                        20,237            2,576
                                                                 ---------       ----------

TOTAL                                                            $ 404,302       $  454,447
                                                                 =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Amounts due to banks                                           $   7,706       $    2,829
  Accounts payable and accrued expenses                            181,025          195,113
                                                                 ---------       ----------
         Total current liabilities                                 188,731          197,942
                                                                 ---------       ----------

Deferred tax liabilities                                                              1,557
Long-term debt                                                      16,136

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, authorized
      25 million shares, issued none
  Common stock, par value $.01 per share, authorized
      150 million shares, issued 38,231,990 shares,
      outstanding 34,104,290 shares                                    382              382
  Additional paid-in capital                                       176,743          176,743
  Accumulated other comprehensive loss                              (4,338)          (8,038)
  Retained earnings                                                 75,137          134,350
                                                                  ---------       ----------
                                                                   247,924          303,437
                                                                  ---------       ----------

  Less: Common stock in treasury at cost - 4,127,700 shares         48,489           48,489
                                                                  ---------       ----------

         Total stockholders' equity                                199,435          254,948
                                                                  ---------       ----------

TOTAL                                                            $ 404,302       $  454,447
                                                                 ==========      ===========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                                                Six Months Ended          Three Months Ended
                                                                    June 30,                   June 30,
                                                         -------------------------  ---------------------------
                                                          2002             2001        2002           2001
                                                         ------------  -----------  -------------  ------------
Net sales                                                   $776,031     $769,404     $363,771      $363,506
Cost of sales                                                640,244      642,131      301,832       302,344
                                                         ------------  -----------  -------------  ------------
Gross profit                                                 135,787      127,273       61,939        61,162
Selling, general & administrative expenses                   149,144      129,301       76,281        64,517
                                                         ------------  -----------  -------------  ------------
Loss from operations                                        (13,357)      (2,028)      (14,342)       (3,355)
Interest and other expense, net                                  240        1,274          227           511
                                                         ------------  -----------  -------------  ------------
Loss before income taxes                                    (13,597)      (3,302)      (14,569)       (3,866)
Benefit for income taxes                                     (5,355)      (1,082)       (5,742)       (1,283)
                                                         ------------  -----------  -------------  ------------
Loss before cumulative effect of accounting change           (8,242)      (2,220)       (8,827)       (2,583)
Cumulative effect of accounting change                      (50,971)
                                                         ------------  -----------  -------------  ------------
Net loss                                                   ($59,213)     ($2,220)      ($8,827)      ($2,583)
                                                         ============  ===========  =============  ============

Net loss per common share, basic and diluted:
Before cumulative effect of accounting change                 ($.24)       ($.07)        ($.26)        ($.08)
Cumulative effect of accounting change                        (1.50)
                                                         ------------  -----------  -------------  ------------
Net loss                                                     ($1.74)       ($.07)        ($.26)        ($.08)
                                                         ============  ===========  =============   ===========

Weighted average common and common equivalent shares:
Basic and diluted                                            34,104       34,104        34,104        34,104
                                                         ============   ==========  =============   ===========

See notes to condensed consolidated financial statements

Systemax Inc. Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
(In Thousands)

                                  Common  Stock                                Accumulated
                             ---------------------                                 Other
                                                      Additional               Comprehensive   Treasury   Comprehensive
                             Number of                 Paid-in      Retained    Income (Loss),   Stock     Income
                               Shares       Amount     Capital      Earnings    Net of Tax      At Cost    (Loss)
                             ------------ ---------   ----------    --------- ------------- -----------  --------------

Balances, December 31,2001    34,104         $382      $176,743     $134,350    ($8,038)      ($48,489)

Change in cumulative
translation adjustment                                                            3,700                      $3,700
Net loss                      ______         ____       _______      (59,213)    _______       _______      (59,213)
                                                                     --------                               --------

Total comprehensive loss                                                                                   ($55,513)
                                                                                                           =========

Balances, June 30, 2002       34,104         $382      $176,743      $75,137    ($4,338)      ($48,489)
                              ======         ====      ========      =======    ========      =========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Thousands)

                                                                                    Six-month Periods
                                                                                      Ended June 30,
                                                                                -----------------------------
                                                                                    2002            2001
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net loss                                                                       ($59,213)       ($2,220)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
       Cumulative effect of accounting change, net                                  50,971
       Loss on dispositions                                                         14,226
       Depreciation and amortization, net                                            6,859          7,470
       Provisions for returns and doubtful accounts                                  2,435          2,206
   Changes in certain assets and liabilities:
       Accounts receivable                                                         (13,565)        27,084
       Inventories                                                                   8,924         28,537
       Prepaid expenses and other current assets                                    (7,775)         5,296
       Income taxes receivable                                                       7,755         21,743
       Accounts payable and accrued expenses                                       (18,775)       (49,259)
                                                                                ------------  ------------

           Net cash provided by (used in) operating activities                      (8,158)        40,857
                                                                                ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                     (9,340)       (14,912)
   Proceeds from disposals of property, plant and equipment                            286            204
                                                                                ------------  ------------

           Net cash used in investing activities                                    (9,054)       (14,708)
                                                                                ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds of mortgage borrowing                                                    8,500
   Proceeds (repayments) of borrowings from banks                                   11,814        (25,619)
                                                                                ------------  ------------

           Net cash provided by (used in) financing activities                      20,314        (25,619)
                                                                                ------------  ------------

EFFECTS OF EXCHANGE RATES ON CASH                                                    2,496          5,872
                                                                                ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            5,598          6,402

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     36,464         14,496
                                                                                ------------  ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $42,062        $20,898
                                                                                ============  ============

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

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Stockholders' Equity. For the six month periods ended June 30, comprehensive loss was $55,513,000 in 2002 and $7,757,000 in 2001, net of tax effects on foreign currency translation adjustments of ($2,047,000) in 2002 and $228,000 in 2001. For the three month periods ended June 30, comprehensive loss was $4,307,000 in 2002 and $5,599,000 in 2001 net of tax effects on foreign currency translation adjustments of ($2,791,000) in 2002 and $1,287,000 in 2001.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001, cash flows for the six months ended June 30, 2002 and 2001 and changes in stockholders' equity for the six months ended June 30, 2002. The December 31, 2001 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2001 and for the period then ended. The results for the six months ended June 30, 2002 are not necessarily indicative of the results for an entire year.

3.	Long-term Debt and Credit Lines

The Company has a $70 million revolving credit facility with a group of financial institutions which provides for borrowings in the United States. As of June 30, 2002, availability under the agreement was $47.1 million, against which there were outstanding letters of credit of $5.9 million. There were no outstanding advances. As a result of recording a goodwill impairment charge (see Note 4) and a write-off of a computer software system, the revolving credit agreement was amended effective June 30, 2002 to waive a resulting event of default of a financial covenant and modify the agreement to eliminate the effect of these items on future periods. In addition, the undrawn availability limitation of $20 million was extended to June 30, 2003.

Under the Company's £15 million ($22.9 million at the June 30, 2002 exchange rate) multi-currency credit facility with Barclays Bank in the United Kingdom, which is available to the Company's United Kingdom subsidiaries, there were £4.7 million ($7.1 million) of borrowings outstanding at June 30, 2002.

The Company entered into an 11½ year term loan agreement with Barclays Bank, which provides up to £6.6 million ($10.1 million at the June 30, 2002 exchange rate) to finance the construction of its new United Kingdom facility. The borrowings are secured by the land and building and are repayable in 40 quarterly installments of £165,000 ($251,000), assuming the full amount of the facility is drawn, beginning in February 2003. The outstanding borrowings bear interest at rates ranging from LIBOR plus 160 basis points to LIBOR plus 210 basis points. In connection with this term loan, the Company also entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. The collar agreement covers a period of three years and has a cap of 6.0% and a floor of 4.5%. The term loan agreement contains certain financial and other covenants related to the Company's United Kingdom's subsidiaries. At June 30, 2002, £5,400,000 ($8,230,000) of borrowings was outstanding.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any previously reported amounts included in goodwill.

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. SFAS 142 requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, identifies potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, measures the amount of goodwill impairment loss, if any. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle.

The Company's goodwill was tested for impairment during the second quarter of 2002 as required by the transitional provisions of SFAS 142, utilizing a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. The result of this process was the determination that the carrying value of the Company was impaired in an amount greater than the carrying value of goodwill. Although the Company has not completed the second step in this impairment test, that being the allocation of the fair value to the assets of the Company, it appeared probable that the entire carrying value of goodwill was impaired and was written off. This write-off, $68 million ($51 million or $1.50 per share, net of tax), was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2002. The adoption of SFAS 142 has no cash flow impact on the Company.

Actual results of operations for the three and six-month periods ended June 30, 2002 and pro forma results of operations for the three and six-month periods ended June 30, 2001 had the Company applied the non-amortization provisions of SFAS 142 in those periods follows (in thousands, except per share amounts):

                                                    Six Month Periods Ended        Three Month Periods Ended
                                                         June 30,                           June 30,
                                                       2002           2001              2002          2001
                                                       ----           ----              ----           ----
     Reported loss before cumulative effect         ($8,242)       ($2,220)          ($8,827)       ($2,583)
       of change in accounting principle
     Add: Goodwill amortization, net of tax                            645                              368
                                                     -------           ---            ------            ---
     Adjusted loss before cumulative effect          (8,242)        (1,575)           (8,827)        (2,215)
       of change in accounting principle
     Cumulative effect of change in accounting      (50,971)
       principle                                   ---------       --------          --------        -------
     Adjusted net loss                             ($59,213)       ($1,575)          ($8,827)       ($2,215)
                                                   =========       ========          ========       ========

     Basic and diluted net loss per share:
       Reported loss before cumulative effect of      ($.24)         ($.07)            ($.26)         ($.08)
          change in accounting principle
       Add: Goodwill amortization, net of tax                           01                              .01
                                                       -----        ------              ----          -----
       Adjusted loss before cumulative effect of       (.24)          (.06)             (.26)          (.07)
          change in accounting principle
       Cumulative effect of change in accounting      (1.50)
          principle                                  -------         -----             ------         -----
       Adjusted net loss                             ($1.74)         ($.06)            ($.26)         ($.07)
                                                     =======         ======            ======         ======
5.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company's operations by geographic area was as follows:

                                         Six Month Periods Ended      Three Month Periods Ended
                                                   June 30,                   June 30,
                                         2002          2001              2002          2001
                                         ----          ----              ----         ----
     Net Sales (in thousands):

     North America                     $484,604      $483,101          $226,652      $234,862

     Europe                             291,427       286,303           137,119       128,644
                                        -------       -------           -------       -------

     Consolidated                      $776,031      $769,404          $363,771      $363,506
                                       ========      ========          ========      ========

           Revenues are attributed to countries based on location of selling subsidiary.

6.	Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost associated with the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Company does not expect that the adoption of SFAS 144 will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In so doing, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 amends SFAS 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net sales for the three months ended June 30, 2002 were $364 million, substantially the same as in the year-ago quarter. North American sales decreased 3.5% to $226.7 million from $234.9 million in the prior year. The decrease was primarily attributable to the continued weak demand for PCs. European sales increased 6.6% to $137.1 million (representing 38% of worldwide sales) compared to $128.6 million in the year-ago quarter. Movements in foreign exchange rates favorably impacted the European sales comparison by approximately $4.1 million in 2002. Excluding the movements in foreign exchange rates, European sales would have increased 3.4% over the prior year.

Gross profit was $61.9 million, or 17.0% of net sales, compared to $61.2 million, or 16.8% of net sales, in the year-ago quarter, an increase of $0.8 million. The improvement in the gross profit percentage was due to a favorable shift in product mix, with improved margins in the United States offsetting intense pricing pressure in Europe, and the effects of the Company's continuing cost reduction initiatives.

Selling, general and administrative expenses for the quarter were $76.3 million, compared to $64.5 million in the second quarter of 2001, an increase of $11.8 million, or 18.2%. Selling, general and administrative expenses for the second quarter of 2002 includes a non-recurring write-off of $13.6 million resulting from the Company's decision to discontinue development of a new computer software system. Excluding the effect of this write-off, selling, general and administrative expenses decreased $2.1 million from the year-ago quarter. This decrease resulted primarily from reduced catalog expense. As a percentage of sales, these expenses were 21.0% (17.2% excluding the effect of the non-recurring write-off) compared to 17.7% in the year-ago quarter.

The Company had a loss from operations for the current quarter of $14.3 million compared to a loss from operations of $3.4 million in the year-ago quarter. The Company incurred a loss from operations of $14.9 million (including the aforementioned $13.6 million write-off) in its North American operations in the current quarter compared to a loss from operations of $7.0 million last year. Income from operations in Europe was $0.6 million, compared to $3.6 million in the year-ago quarter.

Interest and other expense - net consists principally of interest expense. Interest expense decreased in 2002 as a result of decreased short-term borrowings and lower interest rates.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating losses.

As a result of the above, the net loss for the quarter was $8.8 million, or $.26 per basic and diluted share, compared to a net loss of $2.6 million, or $.08 per basic and diluted share, in the second quarter of 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net sales for the six months ended June 30, 2002 increased 1% to $776 million compared to $769 million in the year-ago period. This increase was achieved despite the difficult business climate in the United States and the extremely competitive environment in the PC marketplace. European sales increased 1.8% to $291 million (representing 38% of worldwide sales) compared to $286 million in the year-ago period. The effect of changes in exchange rates on European sales for the six months was not material. North American sales were $485 million, slightly increased from last year's $483 million.

Gross profit was $135.8 million, or 17.5% of net sales, compared to $127.3 million, or 16.5% of net sales, in the year-ago period, an increase of $8.5 million. The improvement in gross profit was due to a favorable shift in product mix and the Company's continuing cost reduction initiatives.

Selling, general and administrative expenses for the six months increased by $19.8 million or 15.3% to $149.1 million compared to $129.3 million in the first half of 2001. This increase resulted from increased advertising expenses related to sales of its PCs, costs associated with implementation of new e-commerce and information system applications and the previously noted non-recurring charges for the computer software system write off. As a percentage of sales, these expenses were 19.2% (17.5% excluding the non-recurring costs) compared to 16.8% in the year-ago period.

The Company had a loss from operations for the current six month period of $13.4 million compared to an operating loss of $2.0 million in the year-ago period. The Company incurred a loss from operations of $16.7 million in its North American operations, including the previously noted $13.6 million write off, in the current six month period compared to a loss from operations of $11.5 million last year. Operating income in Europe was $3.3 million, a decrease of $6.2 million from $9.5 million in the year-ago period.

Interest and other expense - net consists principally of interest expense. Interest expense decreased in 2002 as a result of decreased short-term borrowings and lower interest rates.

Income taxes consist of foreign income taxes paid or payable reduced by an income tax benefit for U. S. operating losses.

During the six months ended June 30, 2002, the Company completed the first step of the transitional review for goodwill impairment required by SFAS 142. The review indicated that the goodwill recorded on the Company's balance sheet was impaired as of January 1, 2002. Accordingly, the Company determined that the entire carrying value of goodwill was impaired and a transitional impairment loss of $68 million ($51 million net of tax or a net loss per share of $1.50) was recorded as a cumulative effect of change in accounting principle in its statements of operations for the six months ended June 30, 2002.

As a result of the above, net loss for the six months was $59.2 million, or $1.74 per basic and diluted share, compared to a net loss of $2.2 million, or $.07 per basic and diluted share, in the year ago period.

Liquidity and Capital Resources

The Company's cash balance totaled approximately $42 million at June 30, 2002. The Company's working capital at June 30, 2002 was $124 million, increased from $103 million at the end of 2001, due principally to a $6 million increase in cash, an $18 million increase in accounts receivable and a $14 million decrease in accounts payable and accrued expenses, offset by a $7 million decrease in inventories, an $8 million decrease in income taxes receivable and a $5 million increase in amounts due to banks.

For the six months ended June 30, 2002, the Company used cash in operating activities of $8.2 million compared to $40.9 million in the year ago period. As a result of the net loss incurred in the United States for the year ended December 31, 2001, the Company applied for and received a refund of approximately $11 million from the Internal Revenue Service. The refund was used to reduce the Company's short-term bank borrowings. Cash was used in investing activities in 2002 for the purchase of property, plant and equipment, primarily for construction of a new United Kingdom facility. Cash of $20.3 million was provided by financing activities in 2002 from bank borrowings and the mortgaging of the Company's Georgia distribution facility. In 2001, $25.6 million of cash was used in financing activities to repay bank borrowings. For the six months ended June 30, 2002, cash and cash equivalents increased by $5.6 million.

Under the Company's $70,000,000 revolving credit agreement, which expires in June 2004, as of June 30, 2002 availability was $47,055,000, against which there were outstanding letters of credit of $5,865,000. There were no outstanding advances. As a result of the previously discussed goodwill impairment charge and write-off of the computer software system, the revolving credit agreement was amended effective June 30, 2002 to waive a resulting event of default of a financial covenant and modify the agreement to eliminate the effect of these items on future periods. In addition, the undrawn availability limitation of $20 million was extended to June 30, 2003.

Under the Company's £15,000,000 ($22,860,000 at the June 30, 2002 exchange rate) multi-currency United Kingdom credit facility, there were £4,666,000 ($7,111,000) of borrowings outstanding as of June 30, 2002.

The Company entered into an 11½ year term loan agreement with Barclays Bank, which provides up to £6.6 million ($10.1 million) to finance the construction of its new United Kingdom facility. The borrowings are secured by the land and building and are repayable in 40 quarterly installments of £165,000 ($251,000), assuming the full amount of the facility is drawn, beginning in February 2003. The outstanding borrowings bear interest at rates ranging from LIBOR plus 160 basis points to LIBOR plus 210 basis points. In connection with this term loan, the Company also entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. The collar agreement covers a period of three years and has a cap of 6.0% and a floor of 4.5%. The term loan agreement contains certain financial and other covenants related to the Company's United Kingdom's subsidiaries. At June 30, 2002 £5,400,000 ($8,230,000) was outstanding.

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

Some of the factors that may affect future results are discussed below.

•	The Company is subject to global economic and market conditions, including the current conditions affecting the results of the Company's customers. The Company's results have been and could continue to be adversely affected depending on the length and severity of the current economic downturn. The Company may experience a continued decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to economic conditions, the Company from time to time adjusts its cost structure to reduce spending where appropriate. A failure by the Company to reduce costs in a timely manner could adversely affect the Company's future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the Company's customers would likely adversely affect the Company as well.

•	The Company's consolidated results of operations depends upon, among other things, its ability to maintain and increase sales volumes with existing customers; its ability to attract new customers and the financial condition of its customers. The Company cannot predict with any certainty whether it will be able to maintain or improve upon historical sales volumes with existing customers, or whether it will be able to attract new customers.

•	The Company may not be able to compete effectively with current or future competitors. The market for the Company's products and services is intensely competitive and subject to constant technological change. The Company expects this competition to further intensify in the future. Some competitors are large companies with greater financial, marketing and product development resources than the Company's. In addition, new competitors may enter the Company's key markets. This may place the Company at a disadvantage in responding to competitors' pricing strategies, technological advances and other initiatives.

•	In many cases the Company's products compete directly with those offered by other manufacturers and distributors. If any of the Company's competitors were to develop products or services that are more cost-effective or technically superior, demand for the Company's product offerings could decrease.

•	The Company purchases certain materials and components for its products from various suppliers, some of which are located outside of the U.S. Any loss of, or interruption of supply from key suppliers may require the Company to find new suppliers. This could result in production or development delays while new suppliers are located, which could substantially impair operating results.

•	The Company's PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers. Although the Company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components was to increase significantly, operating costs and expenses could be adversely affected.

•	A significant portion of the Company's revenues are derived from the sale of products manufactured using licensed patents, software and/or technology. Failure to renew these licenses on favorable terms or at all could force the Company to stop manufacturing and distributing these products and the Company's financial condition could be adversely affected.

•	The Company's inventory is subject to risk due to changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the Company's results of operations.

•	The Company currently has operations located in nine countries outside the United States, and non-U.S. sales accounted for 39% of the Company's revenue during the first six months of 2002. The Company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

•	The Company's current domestic credit facility expires on June 15, 2004. If the Company is unable to renew or replace this credit facility, its liquidity and capital resources may be adversely affected.

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

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect Systemax's sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. The Company may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2002 the Company had no outstanding forward exchange contracts.

In connection with the term loan agreement entered into with Barclays Bank, effective April 30, 2002, the Company entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. The agreement covers a period of three years and has a cap of 6.0% and a floor of 4.5% on the outstanding loan balance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

           Systemax Inc. v. Trigyn Technolgies Inc. In June 2002 the Company filed a complaint in the Federal District Court for the Eastern District of New York against the software developers of a new customer order management software system that was being written for the Company's internal use, seeking restitution of all payments and other damages totaling approximately $19 million. The software developers have filed an answer and counterclaims, denying the Company's allegations and seeking approximately $9.4 million in damages. The Company believes that the claims of the software developers are without merit.

Item 4. Submission of Matters to a Vote of Security-Holders.

           The annual meeting of the stockholders of the Company was held on May 14, 2002. Each of the seven candidates for the position of director (Richard Leeds, Bruce Leeds, Robert Leeds, Robert Dooley, Robert D. Rosenthal, Stacy S. Dick and Ann R. Leven) was re-elected.

           The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

           1. Director election:

Richard Leeds	For: 28,300,686 Withhold Authority: 309,639

Bruce Leeds	For: 28,300,486 Withhold Authority: 309,839

Robert Leeds	For: 28,312,186 Withhold Authority: 298,139

Robert Dooley	For: 28,500,686 Withhold Authority: 169,639

Robert D. Rosenthal	For: 28,598,253 Withhold Authority: 12,073

Stacy S. Dick	For: 28,598,253 Withhold Authority: 12,072

Ann R. Leven	For: 28,598,253 Withhold Authority: 12,072

          2. Ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the Fiscal Year ending December 31, 2002:

For: 28,596,048 Against: 4,770 Abstain: 9,507

Item 6. Exhibits

(a)	Exhibits.

3.1	Composite Certificate of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

3.2	By-laws of Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.1	Amendment No. 5, dated as of June 30, 2002, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as borrowers).

(b)	Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on July 2, 2002 regarding the Company's decision to discontinue development of a computer software system resulting in $13.5 million pre-tax write-off in the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Dated: August 14, 2002

By: /s/ RICHARD LEEDS
Richard Leeds, Chairman and Chief Executive Officer

By: /s/ STEVEN M. GOLDSCHEIN
Steven M. Goldschein, Senior Vice President and Chief Financial Officer

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer of Systemax, Inc., hereby certifies that Systemax Inc.'s Form 10-Q for the Quarter Ended June 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of Systemax Inc.

Dated: August 14, 2002

By: /s/ RICHARD LEEDS
Richard Leeds, Chairman and Chief Executive Officer

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Financial Officer of Systemax, Inc., hereby certifies that Systemax Inc.'s Form 10-Q for the Quarter Ended June 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of Systemax Inc.

Dated: August 14, 2002

By: /s/ STEVEN M. GOLDSCHEIN
Steven M. Goldschein, Senior Vice President and Chief Financial Officer