Form 10-Q
period 2002-09-30
SYSTEMAX INC
filed 2002-11-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 8, 2002 was 34,104,290.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                                September 30,    December 31,
                                                                                    2002             2001
                                                                                ------------     -----------
                                                                                 (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  41,540       $   36,464
  Accounts receivable, net                                                         152,367          136,358
  Inventories                                                                       93,458           92,170
  Prepaid expenses and other current assets                                         38,652           28,534
  Income taxes receivable                                                                             7,755
                                                                                 ---------       ----------

         Total current assets                                                      326,017          301,281

PROPERTY, PLANT AND EQUIPMENT, net                                                  73,551           82,623

GOODWILL, net                                                                                        67,967

OTHER ASSETS                                                                        18,930            2,576
                                                                                ----------       ----------

TOTAL                                                                            $ 418,498       $  454,447
                                                                                ----------       ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Amounts due to banks                                                           $  14,161       $    2,829
  Accounts payable and accrued expenses                                            187,790          195,113
                                                                                ----------       ----------
         Total current liabilities                                                 201,951          197,942
                                                                                ----------       ----------

Deferred tax liabilities                                                                              1,557
Long-term debt                                                                      17,612

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
  Common stock, par value $.01 per share, authorized 150 million shares,
      issued 38,231,990 shares, outstanding 34,104,290 shares                          382              382
  Additional paid-in capital                                                       176,743          176,743
  Accumulated other comprehensive loss                                              (4,111)          (8,038)
  Retained earnings                                                                 74,410          134,350
                                                                                ----------       ----------
                                                                                   247,424          303,437
                                                                                ----------       ----------

  Less: Common stock in treasury at cost - 4,127,700 shares                         48,489           48,489
                                                                                ----------       ----------

         Total shareholders' equity                                                198,935          254,948
                                                                                ----------       ----------

TOTAL                                                                            $ 418,498       $  454,447
                                                                                ----------       ----------

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,              September 30,
                                                 --------------------------  ------------------------
                                                        2002          2001         2002         2001
                                                 ------------  ------------  -----------  -----------
Net sales                                         $1,148,170    $1,140,040     $372,139     $370,636
Cost of sales                                        949,657       943,508      309,413      301,377
                                                 ------------  ------------  -----------  -----------
Gross profit                                         198,513       196,532       62,726       69,259
Selling, general & administrative expenses           210,286       197,883       61,142       68,582
                                                 ------------  ------------  -----------  -----------
Income (loss) from operations                        (11,773)       (1,351)       1,584          677
Interest and other expense, net                          921         1,482          681          208
                                                 ------------  ------------  -----------  -----------
Income (loss) before income taxes                    (12,694)       (2,833)         903          469
Provision (benefit) for income taxes                  (3,725)         (870)       1,630          212
                                                 ------------  ------------  -----------  -----------
Income (loss) before cumulative effect of
accounting change                                     (8,969)       (1,963)        (727)         257
Cumulative effect of accounting change               (50,971)
                                                 ------------  ------------  -----------  -----------
Net income (loss)                                   ($59,940)      ($1,963)       ($727)        $257
                                                 ============  ============  ===========  ===========

Net income (loss) per common share, basic and
diluted:
Before cumulative effect of accounting change          ($.26)        ($.06)       ($.02)        $.01
Cumulative effect of accounting change                 (1.50)
                                                 ------------  ------------  -----------  -----------
Net income (loss)                                     ($1.76)        ($.06)       ($.02)        $.01
                                                 ============  ============  ===========  ===========

Weighted average common and common equivalent
shares:
Basic and diluted                                     34,104        34,104       34,104       34,104
                                                 ============  ============  ===========  ===========

See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)

                             Common     Stock                            Accumulated
                            -------------------                            Other
                                                  Additional             Comprehensive    Treasury
                            Number of              Paid-in    Retained   Income (Loss),    Stock     Comprehensive
                             Shares    Amount     Capital     Earnings    Net of Tax      At Cost    Income (Loss)
                            --------- ---------- ----------- ---------- --------------- ----------- ---------------

Balances, December 31,2001   34,104    $382        $176,743   $134,350    ($8,038)       ($48,489)

Change in cumulative
 translation adjustment                                                     3,927                     $3,927

Net loss                                                       (59,940)                              (59,940)
                             -------   -----       --------    ---------   -------        --------   --------
Total comprehensive loss                                                                            ($56,013)
                                                                                                     ========
Balances, September 30, 2002 34,104    $382        $176,743    $74,410    ($4,111)       ($48,489)
                             =======   =====       ========    =========   =======        ========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Thousands)
                                                                                        Nine-month Periods
                                                                                        Ended September 30,
                                                                                 --------------------------------
                                                                                         2002             2001
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net loss                                                                           ($59,940)         ($1,963)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
       Cumulative effect of accounting change, net                                      50,971
       Loss on dispositions                                                             14,280
       Depreciation and amortization, net                                               10,194           11,321
       Provisions for returns and doubtful accounts                                      3,718            3,746
   Changes in certain assets and liabilities:
       Accounts receivable                                                             (12,210)          30,343
       Inventories                                                                       1,246           36,265
       Prepaid expenses and other current assets                                       (14,962)           3,602
       Income taxes receivable                                                           9,599           20,309
       Accounts payable and accrued expenses                                           (15,745)         (44,977)
                                                                                 ---------------  ---------------

           Net cash provided by (used in) operating activities                         (12,849)          58,646
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                        (14,084)         (21,505)
   Proceeds from disposals of property, plant and equipment                                434              325
                                                                                 ---------------  ---------------

           Net cash used in investing activities                                       (13,650)         (21,180)
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds of mortgage borrowing                                                        8,500
   Proceeds (repayments) of borrowings from banks                                       19,044          (35,884)
                                                                                 ---------------  ---------------

           Net cash provided by (used in) financing activities                          27,544          (35,884)
                                                                                 ---------------  ---------------

EFFECTS OF EXCHANGE RATES ON CASH                                                        4,031            4,876
                                                                                 ---------------  ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                5,076            6,458

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                         36,464           14,496
                                                                                 ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $41,540          $20,954
                                                                                 ===============  ===============

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

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the nine month periods ended September 30, comprehensive loss was $56,013,000 in 2002 and $3,257,000 in 2001 net of tax effects on foreign currency translation adjustments of ($2,570,000) in 2002 and $317,000 in 2001. For the three month periods ended September 30, comprehensive income (loss) was ($500,000) in 2002 and $4,500,000 in 2001, net of tax effects on foreign currency translation adjustments of ($523,000) in 2002 and $1,314,000 in 2001.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001, cash flows for the nine months ended September 30, 2002 and 2001 and changes in stockholders’ equity for the nine months ended September 30, 2002. The December 31, 2001 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2001 and for the period then ended. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results for an entire year.

3.	Long-term Debt and Credit Lines

The Company has a $70 million revolving credit facility with a group of financial institutions which provides for borrowings in the United States. As a result of recording a goodwill impairment charge (see Note 4) and a write-off of a computer software system, the revolving credit agreement was amended effective June 30, 2002 to waive an event of default of a financial covenant and modify the agreement to eliminate the effect of these items on future periods. As of September 30, 2002, availability under the agreement was $50.8 million, of which the Company may not draw $20 million through June 30, 2003. There were outstanding letters of credit of $5.9 million and there were no outstanding advances.

Under the Company’s £15 million ($23.6 million at the September 30, 2002 exchange rate) multi-currency credit facility with Barclays Bank in the United Kingdom, which is available to the Company’s United Kingdom subsidiaries, there were £8.2 million ($12.9 million) of borrowings outstanding at September 30, 2002.

The Company entered into an 11½ year term loan agreement with Barclays Bank, which provides up to £6.6 million ($10.4 million at the September 30, 2002 exchange rate) to finance the construction of its new United Kingdom facility. The borrowings are secured by the land and building and are repayable in 40 quarterly installments of £165,000 ($259,000), beginning in November 2002. The outstanding borrowings bear interest at LIBOR plus 160 basis points. In connection with this term loan, the Company also entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. The collar agreement covers a period of three years and has a cap of 6.0% and a floor of 4.5%. The term loan agreement contains certain financial and other covenants related to the Company’s United Kingdom subsidiaries. At September 30, 2002, the entire £6,600,000 of borrowings was outstanding.

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

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any previously reported amounts included in goodwill.

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. SFAS 142 requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, identifies potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, measures the amount of goodwill impairment loss, if any. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle.

The Company’s goodwill was tested for impairment during the second quarter of 2002 as required by the transitional provisions of SFAS 142, utilizing a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. The result of this process was the determination that the carrying value of the Company was impaired in an amount greater than the carrying value of goodwill. As required by SFAS 142, the entire carrying value of goodwill was written off. This write-off, $68 million ($51 million or $1.50 per share, net of tax), was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2002. The adoption of SFAS 142 had no cash flow impact on the Company.

Actual results of operations for the three and nine-month periods ended September 30, 2002 and pro forma results of operations for the three and nine-month periods ended September 30, 2001 had the Company applied the non-amortization provisions of SFAS 142 in those periods follows (in thousands, except per share amounts):

                                                     Nine Month Periods Ended        Three Month Periods Ended
                                                          September 30,                     September 30,
                                                     ------------------------        -------------------------
                                                       2002             2001            2002           2001
                                                       ----             ----            ----           ----
Reported income (loss) before cumulative             ($8,969)         ($1,963)          ($727)          $257
    effect of change in accounting principle
Add: Goodwill amortization, net of tax                 ______             979          ______            334
Adjusted income (loss) before cumulative              (8,969)            (984)           (727)           591
    effect of change in accounting principle
Cumulative effect of change in accounting            (50,971)          ______          ______          ______
    principle
Adjusted net income (loss)                          ($59,940)           ($984)          ($727)          $591

Basic and diluted net income (loss) per
share:
Reported income (loss) before cumulative               ($.26)           ($.06)          ($.02)          $.01
    effect of change in accounting principle
Add: Goodwill amortization, net of tax                  _____              03           _____            .01
Adjusted income (loss) before cumulative                (.26)            (.03)           (.02)           .02
    effect of change in accounting principle
Cumulative effect of change in accounting              (1.50)           _____           _____           _____
    principle
Adjusted net income (loss)                            ($1.76)           ($.03)          ($.02)          $.02
5.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company’s operations by geographic area was as follows:

                                          Nine Month Periods Ended           Three Month Periods Ended
                                                 September 30,                      September 30,
                                          ------------------------           -------------------------
                                            2002            2001               2002              2001
                                            ----            ----               ----              ----
Net Sales (in thousands):

North America                            $712,728         $725,124          $228,124          $242,023

Europe                                    435,442          414,916           144,015           128,613
                                          -------          -------           -------           -------
Consolidated                           $1,148,170       $1,140,040          $372,139          $370,636
                                       ==========       ==========          ========          ========

Revenues are attributed to countries based on location of selling subsidiary.

6.	Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost associated with the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Company does not expect that the adoption of SFAS 144 will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds both SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In so doing, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 amends SFAS 13, “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material impact on its financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Currently these types of costs are recognized at the time management commits the company to the exit/disposal plan in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. The Company expects that adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales for the three months ended September 30, 2002 were $372.1 million, substantially the same as in the year-ago quarter. North American sales decreased 5.7% to $228.1 million from $242.0 million in the prior year. The decrease was primarily attributable to the continuing weakness in the economy and continued weak demand for PCs. European sales increased 12.0% to $144.0 million (representing 39% of worldwide sales) compared to $128.6 million in the year-ago quarter. Movements in foreign exchange rates favorably impacted the European sales comparison by approximately $13.2 million in 2002. Excluding the movements in foreign exchange rates, European sales would have increased 1.7% over the prior year.

Gross profit was $62.7 million, or 16.9% of net sales, compared to $69.3 million, or 18.7% of net sales, in the year-ago quarter, a decrease of $6.5 million. The decline in the gross profit percentage was due to the continued weak demand for PCs and intense pricing pressure in Europe, partially offset by the effects of the Company’s continuing cost reduction initiatives.

Selling, general and administrative expenses for the quarter were $61.1 million, compared to $68.6 million in the third quarter of 2001, a decrease of $7.4 million, or 10.8%. This decrease resulted primarily from reduced catalog expenditures and lower advertising expenses related to sales of its PCs. As a percentage of sales, these expenses were 16.4% in 2002 compared to 18.5% in the year-ago quarter.

The Company had income from operations for the current quarter of $1.6 million compared to $0.7 million in the year-ago quarter. The Company had income from operations of $3.1 million in its North American operations in the current quarter compared to a loss from operations of $2.7 million last year. Europe had a loss from operations of $1.5 million, compared to income from operations of $3.4 million in the year-ago quarter. European results were impacted by $1.1 million of costs associated with the relocation and consolidation of the United Kingdom operations.

Interest and other expense - net consists principally of interest expense. Interest expense increased in 2002 as a result of long-term mortgage borrowings entered into during the current year.

The income tax provision for the three months ended September 30, 2002 consists of U.S. income taxes payable reduced by an income tax benefit for losses in certain foreign tax jurisdictions. The income tax benefit in 2001 consists of foreign income taxes payable reduced by an income tax benefit for U.S. operating loss carrybacks. The income tax provision in 2002 is greater than the income before tax as a result of estimated annual losses in certain tax jurisdictions for which the Company has not recognized a benefit for the tax loss carryforwards.

As a result of the above, the net loss for the quarter was $727,000, or $.02 per basic and diluted share, compared to net income of $257,000, or $.01 per basic and diluted share, in the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net sales for the nine months ended September 30, 2002 increased 1% to $1.15 billion compared to $1.14 billion in the same period a year ago. This increase was achieved despite the difficult business climate in the United States and the extremely competitive environment in the PC marketplace. European sales increased 4.9% to $435.4 million (representing 38% of worldwide sales) compared to $414.9 million in the year-ago period. Movements in foreign exchange rates favorably impacted the European sales comparison by approximately $11.9 million in 2002. Excluding the movements in foreign exchange rates, European sales would have increased 2.1% over the prior year. North American sales were $712.7 million, down 1.7% from last year’s $725.1 million.

Gross profit was $198.5 million, or 17.3% of net sales, compared to $196.5 million, or 17.2% of net sales, in the year-ago period, an increase of $2.0 million. The improvement in gross profit was due to a favorable shift in product mix and the effects of the Company’s cost reduction initiatives.

Selling, general and administrative expenses for the nine months increased by $12.4 million or 6.3% to $210.3 million compared to $197.9 million in the first nine months of 2001. Selling, general and administrative expenses for 2002 includes a non-recurring write-off of $13.6 million, recorded in the second quarter, resulting from the Company’s decision to discontinue development of a computer software system. Excluding the effect of this write-off, selling, general and administrative expenses decreased $1.2 million from the year-ago period. This decrease resulted from lower advertising expenses due to a reduction in catalog expenditures and decreased salaries resulting from staffing reductions, partially offset by increased costs associated with implementation of new e-commerce and information system applications. In addition, $2.7 million of costs were incurred related to the relocation and consolidation of its United Kingdom operations. As a percentage of sales, these expenses were 18.3% (17.1% excluding the non-recurring development cost write-off) compared to 17.4% in the year-ago period.

The Company had a loss from operations for the current nine month period of $11.8 million compared to a loss from operations of $1.4 million in the year-ago period. The Company incurred a loss from operations of $13.6 million in its North American operations, including the previously noted $13.6 million write-off, in the current nine month period compared to a loss from operations of $14.2 million last year. The Company’s European operations had income from operations of $1.8 million in 2002, a decrease of $11.1 million from $12.9 million in the year-ago period.

Interest and other expense - net consists principally of interest expense. Interest expense decreased in 2002 as a result of decreased short-term borrowings and lower interest rates, partially offset by long-term mortgage borrowings entered into during the current year.

The Company had a benefit from income taxes of $3.7 million for the nine months ended September 30, 2002 compared to a benefit from income taxes of $870,000 for the nine months ended September 30, 2001. The income tax benefit in 2001 consists of foreign income taxes payable reduced by an income tax benefit for U.S. operating loss carrybacks. The tax benefit rate was 29.3% in the nine months ended September 30, 2002 compared to a tax benefit rate of 30.7% in the nine months ended September 30, 2001. The decreased tax benefit rate was the result of higher estimated annual losses in certain tax jurisdictions for which the Company has not recognized a benefit for the tax loss carryforwards.

During the nine months ended September 30, 2002, the Company completed the transitional review for goodwill impairment required by SFAS 142. The review indicated that the entire carrying value of the goodwill recorded on the Company’s balance sheet was impaired as of January 1, 2002. Accordingly, the Company recorded a transitional impairment loss of $68 million ($51 million net of tax or a net loss per share of $1.50) as a cumulative effect of change in accounting principle in its statements of operations for the nine months ended September 30, 2002.

As a result of the above, the net loss for the nine months was $59.9 million, or $1.76 per basic and diluted share, compared to a net loss of $2.0 million, or $.06 per basic and diluted share, in the year ago period.

Liquidity and Capital Resources

The Company’s cash balance totaled approximately $41.5 million at September 30, 2002. The Company’s working capital at September 30, 2002 was $124 million, increased from $103 million at the end of 2001, due principally to a $5 million increase in cash, a $16 million increase in accounts receivable, a $10 million increase in prepaid expenses and other current assets, a $1 million increase in inventories and a $7 million decrease in accounts payable and accrued expenses, offset by an $8 million decrease in income taxes receivable and an $11 million increase in amounts due to banks.

For the nine months ended September 30, 2002, the Company used cash in operating activities of $12.8 million compared to cash generated by operations of $58.6 million in the year ago period. As a result of the net loss incurred in the United States for the year ended December 31, 2001, the Company applied for and received a refund of approximately $11 million from the Internal Revenue Service. The refund was used to reduce the Company’s short-term bank borrowings. Cash of $13.7 million was used in investing activities in 2002 for the purchase of property, plant and equipment, primarily for construction of a new United Kingdom facility. Cash of $27.5 million was provided by financing activities in 2002 from bank borrowings and the mortgaging of the Company’s Georgia distribution facility and new United Kingdom facility. In 2001, $35.9 million of cash was used in financing activities to repay bank borrowings. For the nine months ended September 30, 2002, cash and cash equivalents increased by $5.1 million.

Under the Company’s $70,000,000 revolving credit agreement, which expires in June 2004, as of September 30, 2002 availability was $50.8 million, of which the Company may not draw $20 million through June 30, 2003. There were outstanding letters of credit of $5.9 million and there were no outstanding advances. As a result of the previously discussed goodwill impairment charge and write-off of the computer software system, the revolving credit agreement was amended effective June 30, 2002 to waive an event of default of a financial covenant and modify the agreement to eliminate the effect of these items on future periods.

Under the Company’s £15,000,000 ($23,589,000 at the September 30, 2002 exchange rate) multi-currency United Kingdom credit facility, there were £8,227,000 ($12,939,000) of borrowings outstanding as of September 30, 2002.

The Company entered into an 11½ year term loan agreement with Barclays Bank, which provides up to £6.6 million ($10.4 million) to finance the construction of its new United Kingdom facility. The borrowings are secured by the land and building and are repayable in 40 quarterly installments of £165,000 ($259,000) beginning in November 2002. The outstanding borrowings bear interest at LIBOR plus 160 basis points. In connection with this term loan, the Company also entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. The collar agreement covers a period of three years and has a cap of 6.0% and a floor of 4.5%. The term loan agreement contains certain financial and other covenants related to the Company’s United Kingdom subsidiaries. At September 30, 2002 the entire £6.6 million had been drawn and was outstanding.

In April 2002, the Company entered into a ten year, $8.4 million mortgage loan on its Suwanee, Georgia distribution facility. The mortgage has monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage bears interest at 7.04% and is collateralized by the underlying land and building.

The Company has certain obligations with various parties that include commitments to make future payments. The Company’s principal commitments at September 30, 2002 consisted of repayments of borrowings under its credit agreements and mortgages and obligations under operating leases for certain of its real property and equipment.

Forward Looking Statements - Factors That May Affect Future Results

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in “Item 1. Business”, “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences.

Some of the factors that may affect future results are discussed below.

•	The Company is subject to global economic and market conditions, including the current conditions affecting the results of the Company’s customers. The Company’s results have been and could continue to be adversely affected depending on the length and severity of the current economic downturn. The Company may experience a decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to economic conditions, the Company from time to time adjusts its cost structure to reduce spending where appropriate. A failure by the Company to reduce costs in a timely manner could adversely affect the Company’s future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the Company’s customers would likely adversely affect the Company as well.

•	The Company’s consolidated results of operations depends upon, among other things, its ability to maintain and increase sales volumes with existing customers; its ability to attract new customers and the financial condition of its customers. The Company cannot predict with any certainty whether it will be able to maintain or improve upon historical sales volumes with existing customers, or whether it will be able to attract new customers.

•	The Company may not be able to compete effectively with current or future competitors. The market for the Company’s products and services is intensely competitive and subject to constant technological change. The Company expects this competition to further intensify in the future. Some competitors are large companies with greater financial, marketing and product development resources than the Company’s. In addition, new competitors may enter the Company’s key markets. This may place the Company at a disadvantage in responding to competitors’ pricing strategies, technological advances and other initiatives.

•	In many cases the Company’s products compete directly with those offered by other manufacturers and distributors. If any of the Company’s competitors were to develop products or services that are more cost-effective or technically superior, demand for the Company’s product offerings could decrease.

•	The Company purchases certain materials and components for its products from various suppliers, some of which are located outside of the U.S. Any loss of, or interruption of supply from key suppliers or delay in delivery resulting from labor disputes, transportation difficulties or other causes, may require the Company to find new suppliers or alternate transportation means. This could result in production or development delays while new suppliers are located, which could substantially impair operating results.

•	The Company’s PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers. Although the Company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components was to increase significantly, operating costs and expenses could be adversely affected.

•	A significant portion of the Company’s revenues are derived from the sale of products manufactured using licensed patents, software and/or technology. Failure to renew these licenses on favorable terms or at all could force the Company to stop manufacturing and distributing these products and the Company’s financial condition could be adversely affected.

•	The Company’s inventory is subject to risk due to changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the Company’s results of operations.

•	The Company currently has operations located in nine countries outside the United States, and non-U.S. sales accounted for 39% of the Company’s revenue during the first nine months of 2002. The Company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

•	The Company’s current domestic credit facility expires on June 15, 2004. If the Company is unable to renew or replace this credit facility, its liquidity and capital resources may be adversely affected.

Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (ii) the operation of the Company’s management information systems, (iii) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (iv) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies, (v) timely availability of existing and new products, (vi) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company, (vii) risks associated with delivery of merchandise to customers by utilizing common delivery services such as the United States Postal Service and UPS, including possible strikes and contamination, (viii) borrowing costs, (ix) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (x) pending or threatened litigation and investigations and (xi) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

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

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect Systemax’s sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. The Company may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2002 the Company had no outstanding forward exchange contracts.

In connection with the term loan agreement entered into with Barclays Bank, effective April 30, 2002, the Company entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. The agreement covers a period of three years and has a cap of 6.0% and a floor of 4.5% on the outstanding loan balance.

Item 4. Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the completion of the evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

           Systemax Inc. v. Trigyn Technologies Inc. In June 2002 the Company filed a complaint in federal court against the software developers of a new customer order management software system that was being written for the Company's internal use, seeking restitution of all payments and other damages totaling approximately $19 million. The software developers have filed an answer and counterclaims, denying the Company's allegations and seeking approximately $9.4 million in damages. The Company believes that the claims of the software developers are without merit.

Item 6. Exhibits

(a)	Exhibits.

3.1	Composite Certificate of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

3.2	By-laws of Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

(b)	Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on July 2, 2002 regarding the Company's decision to discontinue development of a computer software system resulting in a $13.5 million pre-tax write-off in the quarter ended June 30, 2002.

(ii) A report on Form 8-K was filed by the Company on August 14, 2002 regarding the sworn statements of the Company's Chief Executive Officer and Chief Financial Officer submitted to the Securities and Exchange Commission ("SEC") pursuant to SEC Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Dated: November 13, 2002

By: /s/ RICHARD LEEDS
Richard Leeds, Chairman and Chief Executive Officer

By: /s/ STEVEN M. GOLDSCHEIN
Steven M. Goldschein, Senior Vice President and Chief Financial Officer

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard Leeds, Chief Executive Officer of Systemax Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Systemax Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ RICHARD LEEDS
Richard Leeds, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven M. Goldschein, Chief Financial Officer of Systemax Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Systemax Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ STEVEN M. GOLDSCHEIN

Steven M. Goldschein, Chief Financial Officer

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer of Systemax, Inc., hereby certify that to the best of his knowledge, Systemax Inc.‘s Form 10-Q for the Quarter Ended September 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d) and that the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of Systemax Inc.

Dated: November 13, 2002

/s/ RICHARD LEEDS

Richard Leeds, Chief Executive Officer

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Financial Officer of Systemax, Inc., hereby certify that to the best of his knowledge, Systemax Inc.‘s Form 10-Q for the Quarter Ended September 30, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d) and that the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of Systemax Inc.

Dated: November 13, 2002

/s/ STEVEN M. GOLDSCHEIN

Steven M. Goldchein, Chief Executive Officer