Form 10-K
period 2002-12-31
SYSTEMAX INC
filed 2003-03-31
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:
1-13792

Systemax Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3262067 (I.R.S. Employer Identification No.)

11 Harbor Park Drive Port Washington, New York (Address of principal executive offices)	11050 (Zip Code)

Registrant's telephone number, including area code: (516) 608-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $ .01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]
          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $22,385,000. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.
          The number of shares outstanding of the registrant's common stock as of March 14, 2003 was 34,104,290 shares.
           Documents incorporated by reference: Portions of the definitive Proxy Statement of Systemax Inc. relating to the 2003 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

TABLE OF CONTENTS

Part I

Part II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........10
 Item 6.  Selected Financial Data.......................................................11
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results

 Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure.................................................................23

Part III
 Item 10. Directors and Executive Officers of the Registrant............................23
 Item 11. Executive Compensation........................................................24
 Item 12. Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters................................................24
 Item 13. Certain Relationships and Related Transactions................................24
 Item 14. Controls and Procedures.......................................................24

Part IV

PART I

           Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as "Systemax" or the "Company") include its subsidiaries.

Item 1. Business.

General

           Systemax is a direct marketer of brand name and private label products, including personal desktop computers ("PCs"), notebook computers, computer related products and industrial products in North America and Europe. The Company assembles its own PCs and sells them under the trademarks Systemax™, Tiger® and Ultra™. In addition, the Company markets and sells computers manufactured by Hewlett-Packard Company, International Business Machines Corp. and other leading companies. The Company features a broad selection of products, prompt order fulfillment and extensive customer service. Computers and computer related products accounted for 90% of the Company's net sales in 2002.

           Systemax markets its products through an integrated system of distinctively branded, full-color direct mail catalogs, proprietary "e-commerce" internet sites and personalized "relationship marketing" to businesses, educational organizations and government agencies. The Company targets individuals at major accounts (customers with more than 1,000 employees), mid-sized accounts (customers with 20 to 1,000 employees), small office/home office ("SOHO") customers, resellers and consumers. The Company's portfolio of catalogs includes such established brand names as Global Computer Supplies™, Misco, HCS Misco™, GlobalDirect™, ArrowStar™, Dartek.com™, TigerDirect.com™, 06™ and Infotel™. The Company mailed approximately 106 million catalogs comprising 37 different titles in 2002. The Company currently has sixteen e-commerce web sites and in 2002 generated over $258 million in internet-related sales (16.7% of net sales).

           The Company operates in nine locations in North America. North American operations accounted for 62% of net sales in 2002. European operations, which represented 38% of net sales for 2002, are generated from nine sales and/or distribution centers located across Europe: two in England and one each in Scotland, France, Germany, Italy, Spain, the Netherlands and Sweden.

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

Recent Developments

Goodwill Write-Off

           Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting requirements for goodwill and other intangible assets. SFAS 142 requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. During the first half of 2002, the Company completed the transitional review for goodwill impairment required by SFAS 142. The review indicated that the entire carrying value of the goodwill recorded on the Company's balance sheet was impaired. Accordingly, the Company recorded a transitional impairment loss of $68 million ($51 million net of tax or a net loss per share of $1.50) as a cumulative effect of change in accounting principle in its statements of operations as of January 1, 2002.

Other Charge

           In the second quarter of 2002 the Company discontinued the development of internal-use order management software that was being written. In connection with this decision, the Company recorded a pre-tax charge of approximately $13.2 million. The Company determined that the software was unusable and filed a complaint in federal court seeking restitution of all payments made to the software developers. (See Part I, Item 3. Legal Proceedings).

Mortgage Financing

           During 2002 the Company entered into financing agreements secured by its distribution facility in Suwanee, Georgia and its newly constructed European headquarters and sales facility in Wellingborough, England. The Georgia loan is for $8.4 million and bears interest at 7.04%. It requires monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The Wellingborough facility was financed by an 11½ year term loan agreement for £6.6 million (US $10.6 million at the December 31, 2002 exchange rate), repayable in 40 quarterly installments of £165,000 ($266,000), which began in November 2002. The outstanding borrowing bears interest at LIBOR plus 160 basis points.

Products

           Systemax offers more than 40,000 brand name and private label products. The Company endeavors to expand and keep current the breadth of its product offerings in order to fulfill the increasingly wide range of product needs of its customers.

           Computer sales include Systemax PCs complemented by offerings of other brand name PCs and notebook computers. The Company's computer related products include supplies such as laser printer toner cartridges and ink jet printer cartridges; media such as recordable disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; ergonomic accessories such as adjustable monitor support arms and anti-glare screens; and packaged software.

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

     Product Type - Year Ended December 31 (Percentage of net sales)
     ---------------------------------------------------------------
                                                                2002        2001       2000
                                                                ----        ----       ----
     Computer and Computer Related Products.................     90%         89%        88%
     Industrial Products....................................     10          11         12
                                                                 --          --         --
     Total..................................................    100%        100%       100%
                                                                ====        ====       ====

Sales and Marketing

           Systemax has established an integrated three-pronged system of direct marketing designed to maximize sales. The Company's "relationship marketing" team services large and mid-sized business customers and educational organizations and government agencies. Their efforts are supported by frequent catalog mailings and e-mail campaigns in order to generate inbound telephone sales and the availability of interactive Company web sites, which allow customers to purchase products directly over the internet. The Company believes that the integration of these three marketing methods enables it to more thoroughly penetrate its customer base. Increased internet exposure can lead to more internet sales and can also generate more inbound telephone sales; just as catalog mailings which feature the Company's web sites can result in greater internet-related sales.

           Relationship Marketing

           The Company's relationship marketing program focuses on expanding penetration of large and mid-sized businesses, educational organizations and government agencies by establishing a personal relationship between such customers and a Systemax account manager. In the United States, Systemax also has the ability to provide such customers with electronic data interchange ("EDI") ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by customers. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. The Company has taken a number of initiatives to improve the productivity of its sales forces and to more aggressively pursue business from both past customers and new prospects, including strengthening its training programs and utilizing new computer software sales tools.

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

           During 2002, the Company distributed approximately 106 million catalogs, of which approximately 71 million catalogs were mailed in North America and approximately 35 million catalogs were distributed in Europe.

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

           The Company's catalogs generate calls to inbound sales groups. Sales representatives use the Company's information systems to fulfill orders and explore additional customer product needs. Each sales representative has immediate access to customer files, including usage and billing information, and real-time inventory levels by distribution center. Using this data, inbound sales personnel are also prompted by their computer screen to cross-sell selected products and obtain specific information relating to customer-specific purchasing habits and product needs.

           Internet Marketing and Sales

           In the past several years, the Company has greatly upgraded its internet presence. The Company currently has sixteen e-commerce sites, including www.systemaxpc.com, www.globalcomputer.com, www.dartek.com, www.tigerdirect.com, www.misco.co.uk, www.simply.co.uk and www.globalindustrial.com, offering a wide variety of computer, office and industrial products. Many of these sites also permit customers to purchase "build to order" PCs configured to their own specifications. In 2002 the Company had over $258 million in internet-related sales, or 16.7% of total revenues.

           Customer and Prospect Database

           Systemax has invested consistently and aggressively in developing a proprietary customer and prospect database. This database includes more than 50 million names. The Company considers its customers to be the various individuals who work within an organization rather than the business location itself. The customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and purchasing history. Management believes that this variety and depth of information about its customers can provide Systemax with a competitive advantage.

           Customer Service and Support

           Order entry and/or fulfillment occurs at each of the Company's locations. Systemax generally provides toll-free telephone number access to its customers. Certain of the Company's domestic call centers are linked to provide telephone backup in the event of a disruption in phone service. In addition to telephone orders, Systemax also receives orders by mail, fax, EDI and on the internet.

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

           The Company provides extensive technical support to its Systemax brand PC customers. A database of commonly asked questions is maintained and is available to technical support representatives, enabling them to respond quickly to similar questions. The Company conducts regular on-site training seminars for its sales representatives to help ensure that they are well trained and informed regarding the Company's latest product offerings.

Distribution Centers

           North America

           The Company operates out of multiple sales and distribution facilities in North America. Certain of these facilities are linked by a wide area network management information system. In the event of adverse delivery conditions, such as bad weather at a location, the Company can shift inbound calls and/or order fulfillment and shipping to an alternative location. Management believes this provides Systemax with important operating flexibility and protection from possible sales interruptions for its North American businesses.

           Europe

           The Company has sales and/or distribution facilities in eight European countries and a central office near London, England to direct their activities. The central office is responsible for marketing support, financial reporting, logistics and computer programming support.

Suppliers

           The Company purchases the majority of its products and components directly from manufacturers and wholesale distributors. Substantially all of the products offered in the Company's European catalog is sourced in Europe. For the year ended December 31, 2002, Tech Data Corporation accounted for 14.7% of the Company's purchases. For the year ended December 31, 2001, Tech Data Corporation accounted for 15.1% and Hewlett Packard Company accounted for 10.5% of the Company's purchases. No single supplier accounted for more than 10% of Systemax's total purchases in 2000. The loss of any of these vendors, or any other key vendors, could have an adverse effect on the Company.

           Certain private label products are manufactured either by the Company or by third parties to the Company's specifications. Many of these private label products have been designed or developed by the Company's in-house research and development teams. See "Research and Development".

Management Information Systems

           The Company operates management information systems, which the Company has customized for its use. These systems support telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution, and facilitate the preparation of daily operating control reports which provide concise and timely information regarding key aspects of its business. The Company maintains databases containing over 50 million customer and prospect names and keeps records of historical purchasing patterns in order to prompt sales personnel with product suggestions to expand customer order values. In addition, the Company employs a customer prospecting function based upon geographic, economic and demographic data which enables Systemax to utilize its information systems to maintain and expand its customer data files. The Company also operates telecommunications systems to support its sales, customer service and technical support operations. Elements of the Company's telecommunications systems are integrated with the Company's computer systems to provide timely customer information to sales and service representatives. The Company believes that its information systems enable it to promptly ship customer orders, respond quickly to order changes and provide a high level of customer service and support.

           The Company's success is dependent in large part on the accuracy and proper use of its information systems, including its telecommunications systems. The Company expects to continually upgrade its systems to more effectively manage and improve its operations and customer databases.

Research and Development

           The Company's research and development teams design and develop products for Systemax' private label offerings. The individuals responsible for research and development have backgrounds in engineering and industrial design.

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

           Timely introduction of new products or product features are critical elements to remaining competitive. Other competitive factors include product performance, quality and reliability, technical support and customer service, marketing and distribution and price. There can be no assurance that the Company will be able to maintain or improve its current competitive position with respect to any of these or other competitive factors. Some of the Company's competitors have stronger brand-recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than the Company. Additionally, the Company's results could also be adversely affected should it be unable to maintain its technological and marketing arrangements with other companies, such as Microsoft®, Intel® and Advanced Micro Devices®.

           Continued weakness in the global economy has led to a slowdown in PC sales. This slowdown has resulted in lower selling prices among our competitors creating an extremely competitive environment that has affected and may continue to affect profitability over the short-term. The Company's long-term view of the PC market, however, remains optimistic, although there can be no assurance that current economic conditions will soon improve.

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

Employees

           As of December 31, 2002, the Company employed a total of 3,376 employees, including 3,235 full-time and 141 part-time employees, of whom 2,012 were in North America and 1,364 were in Europe. Approximately 15 of the Company's employees in the United States and 40 employees in the Company's Swedish subsidiary are represented by unions.

           The Company considers its relationships with employees to be good and has not experienced a work stoppage in 28 years.

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

Financial Information About Foreign and Domestic Operations

The Company conducts its business in North America (the United States and Canada) and Europe. The following sets forth the Company's operations in its two geographic markets (in thousands):

     2002                                      Europe              North America           TOTAL
     ----                               --------------------  ----------------------  --------------
     Net sales..........................      $587,712               $963,805          $1,551,517
     Income (loss) from operations......        $7,823               $(15,604)            $(7,781)
     Identifiable assets................      $130,651               $307,253            $437,904

     2001                                      Europe              North America           TOTAL
     ----                               --------------------  ----------------------  --------------
     Net sales..........................      $564,360               $982,615          $1,546,975
     Income (loss) from operations......       $18,229               $(15,699)             $2,530
     Identifiable assets................      $121,717               $332,730            $454,447

     2000                                      Europe              North America           TOTAL
     ----                               --------------------  ----------------------  --------------
     Net sales..........................      $548,097             $1,138,006          $1,686,103
     Income (loss) from operations......       $17,294               $(78,302)           ($61,008)
     Identifiable assets................      $107,800               $430,218            $538,018

Available Information

The Company maintains an internet web-site, www.systemax.com, through which is available access to the Company's annual reports on Form 10K, quarterly reports on Form 10Q and current reports on Form 8K, including all amendments to those reports. The reports are free of charge and are available as soon as is reasonably practicable after they are filed with the Securities and Exchange Commission.

Item 2. Properties.

           The Company's primary facilities, which are leased except where otherwise indicated, are as follows:

                                                                            Approx.       Expiration
               Facility                             Location                Sq. Ft.        of Lease
               --------                             --------                -------        --------

Headquarters, Sales and
  Distribution Center (1)...................Port Washington, NY              86,000          2007
Sales and Distribution Center (2)...........Suwanee, GA                     360,675          owned
Sales and Distribution Center...............Compton, CA                     140,000          2007
Sales and Distribution Center...............Naperville, IL                  241,000          2010
Sales Center................................Holmdel, NJ                      13,000          2004
Sales and Distribution Center...............Markham, Ontario                 45,000          2005
Sales and Distribution Center...............Verrieres le Buisson, France     45,000          2008
Sales and Distribution Center...............Frankfurt, Germany               92,000          2010
Sales and Distribution Center...............Madrid, Spain                    35,000           (3)
Sales and Distribution Center...............Milan, Italy                     90,000          2003
Sales and Distribution Center...............Greenock, Scotland               78,000          owned
European Headquarters and
  Sales Center..............................Wellingborough, England          75,000          owned
Sales and Distribution Center................. London, England               64,000          2006
Sales Center................................Miami, FL                        71,000          2010
Sales Center................................Amstelveen, Netherlands          21,000          2007
PC Assembly, Sales
  and Distribution Center...................Fletcher, Ohio                  297,000          owned
Sales and Distribution Center...............Lidkoping, Sweden                20,000          2005
Sales Center................................Stockholm, Sweden                 3,000          2003

(1)  For information about this facility, leased from related parties, see "Certain Relationships and Related Transactions--Agreements--Leases"
(2)  Approximately 120,000 sq. ft. is leased to a third party through March 2004.
(3)  Terminable upon two months prior written notice.

In connection with the completion of the Company's new European headquarters facility in England, the Company is actively trying to sublease three vacated facilities totaling approximately 44,000 square feet. For further information regarding the Company's lease obligations, see Note 10 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

           Systemax Inc. v. Trigyn Technologies Inc. In June 2002 the Company filed a complaint in the U. S. District Court for the Eastern District of New York against the software developers of a new customer order management software system that was being written for the Company's internal use, seeking restitution of all payments and other damages totaling approximately $19 million. The software developers have filed an answer and counterclaims, denying the Company's allegations and seeking approximately $9.4 million in damages. The Company believes that the claims of the software developers are without merit.

           The Company is also a party to various pending legal proceedings and disputes arising in the normal course of its business, including those involving certain commercial, employment and intellectual property related claims, none of which, in management's opinion, is anticipated to have a material adverse effect on the Company's consolidated financial position or results of operations.

           Item 4. Submission of Matters to a Vote of Security Holders.

           During the quarter ended December 31, 2002, there were no matters submitted to a vote of the Company's security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

           The Company's common stock is traded on the New York Stock Exchange under the symbol "SYX". The following table sets forth the high and low closing sales price of the Company's common stock as reported on the New York Stock Exchange for the periods indicated.

     2002                                                    High         Low
     ----                                                    ----         ---

     First quarter.......................................   $2.85        $2.25
     Second quarter......................................    3.70         2.40
     Third quarter.......................................    2.41         1.59
     Fourth quarter......................................    1.70         1.23

     2001                                                    High         Low
     ----                                                    ----         ---

     First quarter.......................................   $2.75        $1.00
     Second quarter......................................    3.60         1.50
     Third quarter.......................................    2.80         1.40
     Fourth quarter......................................    2.70         1.30

           On March 14, 2003, the last reported sale price of the Company's common stock on the New York Stock Exchange was $1.88 per share. As of March 14, 2003, the Company had 259 stockholders of record.

           The Company has not paid any dividends since its initial public offering and anticipates that all of its cash provided by operations in the foreseeable future will be retained for the development and expansion of its business, and therefore does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6. Selected Financial Data.

           The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected income statement data for the years ended December 31, 2002, 2001 and 2000 and the selected balance sheet data as of December 31, 2002 and 2001 is derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 31, 2000, 1999 and 1998 and the selected income statement data for the years ended December 31, 1999 and 1998 is derived from the audited financial statements of the Company which are not included in this report.

                                                                       Year Ended December 31
                                                                       ----------------------

                                           (In  millions,  except per common share data and number of catalog titles)

                                                        ----------------------------------------------------
                                                          2002       2001       2000       1999       1998
                                                        ----------------------------------------------------
Income Statement Data:
---------------------

Net sales                                               $1,551.5   $1,547.0   $1,686.1   $1,754.5   $1,435.7
Gross profit                                              $265.6     $276.9     $209.9     $314.5     $288.6
Selling, general & administrative expenses                $256.1     $271.6     $270.9     $254.7     $224.2
Restructuring and other charges                            $17.3       $2.8
Income (loss) from operations                              $(7.8)      $2.5     $(61.0)     $59.8      $64.3
Provision (benefit) for income taxes                       $(1.0)       $.4     $(24.5)     $24.5      $25.8
Income (loss) before cumulative effect of change
  in accounting principle, net of tax                      $(8.0)       $.7     $(40.8)     $36.0      $41.3
Cumulative effect of change in accounting principle,
   net of tax                                             $(51.0)
Net income (loss)                                         $(58.9)       $.7     $(40.8)     $36.0      $41.3

Net income (loss) per common share, basic and diluted:
Income (loss) before cumulative effect of change in
   accounting principle, net of tax                        $(.23)      $.02     $(1.19)     $1.01      $1.11
Cumulative effect of change in accounting
   principle, net of tax                                  $(1.50)
Net income (loss) per common share, basic and diluted     $(1.73)      $.02     $(1.19)     $1.01      $1.11
Weighted average common shares outstanding:
  Basic and diluted                                         34.1       34.1       34.3       35.8       37.3

Selected Operating Data:
-----------------------

Orders entered                                               4.0        4.0        3.9        4.4        3.8
Number of catalogs distributed                               106        126        157        171        179
Number of catalog titles                                      37         38         37         37         44

Balance Sheet Data:
------------------

Working capital                                           $133.3     $103.3     $106.7     $186.9     $194.6
Total assets                                              $437.9     $454.4     $538.0     $551.8     $454.4
Short-term debt                                            $21.2       $2.8      $48.6       $9.0
Long-term debt, excluding current portion                  $17.5                             $1.7       $2.5
Shareholders' equity                                      $201.9     $254.9     $255.7     $310.2     $286.6

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

           Some of the factors that may affect future results are discussed below.

•	The Company and the Company's customers are subject to global political, economic and market conditions, including military action and the threat of terrorism. The United States has been experiencing a prolonged economic downturn, which has now extended to Europe. The Company has yet to see significant improvement in economic conditions and cannot predict when improvements might occur. The Company's results have been and could continue to be adversely affected depending on the length and severity of the current economic downturn. The Company may experience a decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to economic conditions, the Company from time to time adjusts its cost structure to reduce spending where appropriate. A failure by the Company to reduce costs in a timely manner could adversely affect the Company's future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the Company's customers, causing them to limit their spending, would likely adversely affect the Company as well.

•	The Company's consolidated results of operations depends upon, among other things, its ability to maintain and increase sales volumes with existing customers, its ability to attract new customers and the financial condition of its customers. The Company cannot predict with any certainty whether it will be able to maintain or improve upon historical sales volumes with existing customers, or whether it will be able to attract new customers.

•	The Company may not be able to compete effectively with current or future competitors. The market for the Company's products and services is intensely competitive and subject to constant technological change. The Company expects this competition to further intensify in the future. Some competitors are large companies with greater financial, marketing and product development resources than the Company's. In addition, new competitors may enter the Company's key markets. This may place the Company at a disadvantage in responding to competitors' pricing strategies, technological advances and other initiatives, resulting in the Company's inability to maintain its gross margins in the future.

•	In many cases the Company's products compete directly with those offered by other manufacturers and distributors. If any of the Company's competitors were to develop products or services that are more cost-effective or technically superior, demand for the Company's product offerings could decrease.

•	The Company purchases certain materials and components for its products from various suppliers, some of which are located outside of the U.S. Any loss of, or interruption of supply from key suppliers may require the Company to find new suppliers. This could result in production or development delays while new suppliers are located, which could substantially impair operating results.

•	The Company's PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers. Although the Company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components was to increase significantly, operating costs and expenses could be adversely affected.

•	A significant portion of the Company's revenues are derived from the sale of products manufactured using licensed patents, software and/or technology. Failure to renew these licenses on favorable terms or at all could force the Company to stop manufacturing and distributing these products and the Company's financial condition could be adversely affected.

•	The Company's inventory is subject to risk due to technological change and changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the Company's results of operations.

•	The Company currently has operations located in nine countries outside the United States, and non-U.S. sales accounted for 39% of the Company's revenue during 2002. The Company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

•	It is the policy of the Company to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers' compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although the Company believes that its insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation and large losses could materially affect the Company's insurance obligations and future expense.

•	The Company maintains credit facilities in the United States and in the United Kingdom. If the Company is unable to renew or replace these facilities at maturity, its liquidity and capital resources may be adversely affected. However, the Company has no reason to believe that it will not be able to renew its facilities.

           Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (ii) the operation of the Company's management information systems, (iii) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (iv) the potential for expanded imposition of state sales taxes, use taxes, or other taxes on direct marketing and e-commerce companies, (v) timely availability of existing and new products, (vi) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company, (vii) risks associated with delivery of merchandise to customers by utilizing common delivery services such as the United States Postal Service and United Parcel Service, including possible strikes and contamination, (viii) borrowing costs or availability, (ix) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (x) pending or threatened litigation and investigations and (xi) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

           Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Results of Operations

           The Company had a net loss for the year ended December 31, 2002 of $58.9 million, after recording a cumulative effect of change in accounting principle of $51 million, net of tax, to reflect the impairment of the entire carrying amount of the Company's goodwill. The Company had net income for the year ended December 31, 2001 of $653,000 and a net loss for the year ended December 31, 2000 of $40.8 million.

           The following table represents the Company's consolidated statement of operations data expressed as a percentage of net sales for the three most recent fiscal years:

                                                        2002       2001       2000
                                                        ----       ----       ----
Net sales                                              100.0%     100.0%     100.0%
Gross profit                                            17.1%      17.9%      12.4%
Selling, general and administrative expenses            16.5%      17.6%      16.1%
Restructuring and other charges                          1.1%       0.2%
Income (loss) from operations                           (0.5%)      0.2%      (3.6%)
Interest expense                                         0.1%       0.1%       0.3%
Income taxes                                            (0.1%)                (1.5%)
Income (loss) before cumulative effect of change        (0.5%)      0.1%      (2.4%)
  in accounting principle, net of tax
Cumulative effect of change in accounting principle,    (3.3%)
  net of tax
Net income (loss)                                       (3.8%)      0.1%      (2.4%)

NET SALES

           Net sales of $1.552 billion in 2002 were $4.5 million or 0.3% higher than the $1.547 billion reported in 2001. The continued weak worldwide economic environment has resulted in significantly reduced demand, particularly in the technology sector. While sales to individual consumers showed growth, sales to business customers remained weak, as the anticipated replacement cycle for PCs continued to be deferred due to declining capital expenditures. PC sales were $350 million in 2002, representing 22.6% of the Company's net sales, which was largely unchanged from 2001. Sales in North America decreased 1.9% to $964 million in 2002 from $983 million in 2001 primarily as a result of the continuing economic slowdown in the United States. European sales increased 4.1% to $588 million in 2002 from $564 million in 2001. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $24.8 million in 2002 compared to 2001. Excluding the movements in foreign exchange rates, European sales would have been unchanged from the prior year.

           Net sales of $1.547 billion in 2001 were $139 million or 8.3% lower than the $1.686 billion reported in 2000. A slowdown in the worldwide market for PCs resulted in a $75 million, or 18%, decrease in sales of PCs in 2001. PC sales represented approximately 23% of the Company's net sales in 2001 and included sales of other manufacturers' PCs, which the Company resold at sharply reduced prices, but at acceptable gross profit margins, and Systemax PCs. Sales in North America decreased 13.7% to $983 million in 2001 from $1.14 billion in 2000 primarily as a result of the economic slowdown in the United States. Decreased sales to business customers were partially offset by increased sales to consumers through television retailers. European sales increased 3.0% to $564.4 million in 2001 from $548.1 million in 2000. Movements in foreign exchange rates, however, negatively impacted the European sales comparison by approximately $25 million in 2001 compared to 2000. Excluding the movements in foreign exchange rates, European sales would have increased 7.5% over the prior year.

           The Company's European businesses generally reported sales increases in local currency for both 2002 and 2001, but at slowing rates of growth. The table below reflects European sales for the three reported years at constant exchange rates (in millions):

                                                    2002       2001       2000
                                                   ------     ------     ------
     European sales as reported                    $587.7     $564.4     $548.1
     European sales at 2000 exchange rates         $588.1     $587.6     $548.1

GROSS PROFIT

           The market for computer products is subject to intense price competition, which the Company anticipates will continue to have a negative impact on gross margins. Gross profit margins on industrial product sales have remained constant in recent years, but continuing lower sales contributions of these higher-margin products negatively impact the Company's overall gross profit margin.

           Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $265.6 million in 2002, down 4.1%, or $11.3 million, from $276.9 million in 2001. As a percentage of sales, gross profit fell to 17.1% in 2002, from 17.9% in 2001. This decline resulted from a decline in the gross profit ratio in the Company's European operations, which was affected by intense pricing pressure in certain of its markets. The gross profit ratio in the Company's North American business decreased only slightly from 2001 as pricing pressures were partially offset by cost reductions resulting from initiatives undertaken in recent years and production efficiencies achieved in the Company's PC assembly business.

           Gross profit recovered to $276.9 million in 2001, up 32.0%, or $67.1 million, from $209.9 million in 2000. The improvement was attributable to cost reductions implemented in the Company's PC assembly business and the absence of inventory liquidation costs in the PC assembly business which adversely affected 2000. The Company closed one of its computer products distribution warehouses in the fourth quarter of 2001, with the full effect of the cost reduction to be realized in future years. Gross profit in 2001 was also favorably affected by the elimination of a liability of $3 million recorded in a prior year which the Company determined was no longer required. The gross profit margin was 17.9% (17.7% excluding the effect of the $3 million adjustment) in 2001 compared to 12.4% in 2000. The gross profit margin in Europe remained constant compared to the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses totaled $256.1 million, or 16.5% of net sales, in 2002, a decrease of $15.6 million, or 5.7%, compared to $271.6 million, or 17.6% of net sales, in 2001. Reductions in catalog costs comprised the largest portion of the reduction. The Company also reduced its employee count in the United States, lowering its salary expense and related benefit costs in 2002. Selling, general and administrative expenses also declined as a result of actions taken to reduce costs and tighten discretionary spending. These reductions were partially offset by increased salary and other operating expenses in the Company's European operations.

           For the year ended December 31, 2001, selling, general and administrative expenses totaled $271.6 million, or 17.6% of net sales, compared to $270.9 million, or 16.1% of net sales, in 2000. In 2001, the Company incurred direct television advertising expenses related to sales of its PCs. The Company also incurred consulting costs in 2001 associated with implementation of a new e-commerce internet platform and development of an internal-use software system. These expenses were partially offset by a decrease in catalog advertising costs, staff reductions and lower bad debt expense.

RESTRUCTURING AND OTHER CHARGES

           In connection with the completion of construction of a new facility in the United Kingdom, in 2002 the Company implemented a plan to consolidate the activities of its three United Kingdom locations into the new facility. The Company incurred $4.1 million of costs associated with the plan, including $1.9 million for recruitment, staff relocation and severance and benefits for approximately 150 terminated employees, $1.7 million of charges for other exit costs, primarily facilities closing and lease terminations, and $0.5 million of non-cash costs for impairment of the carrying value of fixed assets. During the second quarter of 2002 the Company recorded a non-recurring write-off of $13.2 million resulting from the Company's decision to discontinue development of internal-use computer software. In 2001 approximately $2 million of previously capitalized costs associated with software projects which were abandoned were written off. The Company also incurred approximately $750,000 of costs in 2001 related to the consolidation of one of its domestic warehouse locations.

INCOME (LOSS) FROM OPERATIONS

           The Company had a loss from operations of $7.8 million in 2002, income from operations of $2.5 million in 2001 and a loss from operations for the year ended December 31, 2000 of $61.0 million. The loss from operations in 2002 includes $17.3 million of restructuring and other charges. Income from operations in 2001 includes the elimination of a liability of $3 million recorded in a prior year which the Company determined was no longer required and expense of $2.8 million for restructuring and other charges. The loss from operations in 2000 resulted from a decline in gross profit and increased selling, general and administrative expenses. During the second quarter of 2000, the Company sold its internet auction subsidiary, EZBid Inc., and closed a small software sales subsidiary, which together eliminated approximately $5 million in operating losses on an annualized basis. Operating income in Europe decreased to $7.8 million in 2002, from $18.2 million in 2001 and $17.3 million in 2000 as a result of decreased gross profit and increased selling, general and administrative expenses.

INTEREST AND OTHER INCOME and INTEREST EXPENSE

           Interest expense was $1.7 million in 2002, $1.8 million in 2001 and $4.4 million in 2000. The Company had decreased borrowings under its United States and United Kingdom short-term credit facilities in 2002, the effect of which was which was partially offset by interest expense on new long-term borrowings entered into during the year. The decrease in 2001 resulted from decreased short-term borrowings in the United States. The weighted average interest rate on short-term borrowings was 6.3% in 2002, 6.6% in 2001 and 7.9% in 2000. Interest and other income was $0.4 million in 2002, $0.3 million in 2001 and $0.1 million in 2000.

INCOME TAXES

           The Company recorded an income tax benefit of $1.0 million in 2002, an income tax provision of $389,000 in 2001 and an income tax benefit of $24.5 million in 2000. The effective rates were 11.5% in 2002, 37.3% in 2001 and 37.5% in 2000. The mix in taxable income and losses between the Company's U. S. and foreign operations and the expected utilization of the Company's deferred tax assets significantly impacted the recording of the 2002 tax benefit. In 2002, the Company also incurred additional tax expense in connection with audit assessments in two of its foreign subsidiaries. In 2002, the Company did not recognize certain foreign tax credits and certain state tax benefits on losses in the United States due to the inability to carry such credits and losses back to prior years. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those tax credits and net operating loss carryforwards.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

           During the first half of 2002, the Company completed the transitional review for goodwill impairment required by Statement of Financial Accounting Standards ("SFAS") 142. The review indicated that the entire carrying value of the goodwill recorded on the Company's balance sheet was impaired as of January 1, 2002. Accordingly, the Company recorded a transitional impairment loss of $68 million ($51 million net of tax or a net loss per share of $1.50) as a cumulative effect of change in accounting principle in its statements of operations for the year ended December 31, 2002.

NET INCOME (LOSS)

           As a result of the above, the net loss for 2002 was $58.9 million, or $1.73 per basic and diluted share, net income for 2001 was $653,000, or $.02 per basic and diluted share, and the net loss for 2000 was $40.8 million, or $1.19 per basic and diluted share.

Seasonality

           Net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during the summer months. The following table sets forth the net sales, gross profit and income (loss) from operations for each of the quarters since January 1, 2001 (amounts in millions).

     2002                                                 March 31      June 30      September 30    December 31
     ----                                                 --------      -------      ------------    -----------
     Net sales........................................       $412         $364           $372            $403
     Percentage of year's net sales ...................      26.6%        23.4%          24.0%           26.0%
     Gross profit.....................................        $74          $62            $63             $67
     Income (loss) from operations....................         $1         $(14)            $2              $4

     2001                                                 March 31      June 30      September 30    December 31
     ----                                                 --------      -------      ------------    -----------
     Net sales........................................       $406         $364           $371            $407
     Percentage of year's net sales ...................      26.2%        23.5%          24.0%           26.3%
     Gross profit.....................................        $66          $61            $69             $80
     Income (loss) from operations....................         $1          $(3)            $1              $4

Financial Condition, Liquidity and Capital Resources

           Liquidity is the ability to generate sufficient cash flows to meet obligations and commitments from operating activities and the ability to obtain appropriate financing and to convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Currently, the Company's liquidity needs arise primarily from working capital requirements and capital expenditures.

           The Company's working capital was $133 million at December 31, 2002, up $30 million from $103 million at the end of 2001. This was due principally to a $27 million increase in cash, a $12 million increase in accounts receivable, a $6 million increase in inventories and a $4 million increase in prepaid expenses and other current assets offset by an $18 million increase in amounts payable to banks.

           The Company maintains its cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2002, all of the Company's investments mature in less than three months. Accordingly, the Company does not believe that its investments have significant exposure to interest rate risk.

           The Company's cash balance increased $26.5 million to $63.0 million during the year ended December 31, 2002. Net cash provided by operating activities was $4.9 million in 2002, compared with $95.6 million in 2001 and $8.5 million in 2000. The decrease in cash provided by operations in 2002 was a result of changes in working capital that used cash. Cash was provided by operations in 2001 by inventory reductions, decreases in accounts receivable and receipt of a tax refund resulting from the loss recorded in 2000, offset by a decrease in accounts payable. Cash was provided by operations in 2000 primarily as a result of reductions in inventories.

           Cash of $14.7 million was used in investing activities in 2002. This included $15.4 million of additions to property, plant and equipment, primarily for the completion of a new facility for the Company's United Kingdom operations. In 2001 the Company used cash in investing activities of $23.8 million, primarily for property, plant and equipment additions. These included $9.5 million for software and systems development and $5.5 million toward the construction of the Company's United Kingdom facility. In 2000 the Company used net cash in investing activities of $40.7 million for property, plant and equipment additions. Capital additions in 2000 included $13.6 million for the purchase and outfitting of a new distribution facility in Georgia, $2 million for upgrading the Company's information systems infrastructure and $7.9 million in connection with software development programs.

           The Company anticipates no major capital expenditures in 2003 and will fund any expenditures out of cash from operations and borrowings.

           Cash of $33.8 million was provided by financing activities in 2002 from bank borrowings and the mortgaging of the Company's Georgia distribution facility and new United Kingdom facility. In 2001, $45.8 million of cash was used in financing activities, all of which went to pay down short-term borrowings. In 2000, $27.5 million of cash was provided by financing activities. In 2000 the Company purchased 1.1 million shares of its common stock for $9.8 million and used $2.2 million to repay a long-term loan in Europe. The Company borrowed $39.6 million to finance these expenditures as well as the fixed asset additions.

           As a result of the net losses incurred in the United States in the years ended December 31, 2001 and 2000, the Company applied for and received refunds of approximately $11 million and $25 million, respectively, from the Internal Revenue Service.

           Under the Company's $70 million revolving credit agreement, which expires in June 2004, availability as of December 31, 2002 was $44.3 million, of which the Company may not draw $20 million through June 30, 2003. There were outstanding letters of credit of $6.1 million and there were no outstanding advances. As a result of the previously discussed goodwill impairment charge and write-off of the software development project, the revolving credit agreement was amended effective June 30, 2002 to waive an event of default of a financial covenant and modify the agreement to eliminate the effect of these items on future periods.

           The Company also maintains a £15 million ($24.2 million at the December 31, 2002 exchange rate) multi-currency credit facility with a financial institution in the United Kingdom, which is available to its United Kingdom subsidiaries. The facility does not have a termination date, but may be canceled with six months notice beginning in December 2003. Borrowings under the facility are secured by certain assets of the Company's United Kingdom subsidiaries. At December 31, 2002 there were £12.4 million ($20.0 million) of borrowings outstanding under this line with interest payable at a rate of 6.08%.

           In 2002 the Company entered into a £6.6 million ($10.6 million), 11½ year term loan agreement with a United Kingdom bank, to finance the construction of its new United Kingdom facility. The borrowings are secured by the land and building and are repayable in 40 quarterly installments of £165,000 ($266,000) beginning in November 2002. The outstanding borrowings bear interest at LIBOR plus 160 basis points (5.69% at December 31, 2002). In connection with this term loan, the Company also entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. At December 31, 2002, the notional amount of the interest rate collar was £6,435,000 ($10,360,000) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005. As of December 31, 2002, the collar was in a loss position of approximately $117,000 and, accordingly, the aggregate fair value of the collar was recorded as a liability. The change in the fair value of this derivative for the year ended December 31, 2002 has been recognized in the Consolidated Statement of Operations as this hedge was determined to be ineffective. The term loan agreement contains certain financial and other covenants related to the Company's United Kingdom subsidiaries.

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

           The Company is obligated under operating leases for the rental of certain facilities and equipment which expire at various dates through 2013. The Company currently leases its New York facility from an entity owned by Richard Leeds, Robert Leeds and Bruce Leeds, the Company's three principal shareholders and senior executive officers. The annual rental totals $612,000 and the lease expires in 2007.

           Following is a summary of the Company's contractual obligations for future principal payments on its debt, minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments at December 31, 2002 (in thousands):

                                                                                              After
                                             2003      2004      2005      2006      2007      2007
                                             ----      ----      ----      ----      ----      ----
     Contractual Obligations:
     Maturities of long-term debt           $1,250    $1,263    $1,250    $1,248    $1,261   $12,497
     Payments on non-cancelable              5,948     5,583     5,569     5,278     4,569     8,454
       operating leases
     Purchase commitments                      478       175         -         -         -         -
                                            ------    ------    ------    ------    ------   -------
     Total contractual obligations          $7,676    $7,021    $6,819    $6,526    $5,830   $20,951
                                            ======    ======    ======    ======    ======   =======

     Other Commitments:
     Standby letters of credit              $6,075       N/A       N/A       N/A       N/A       N/A
                                            ======

           The Company's operating results have generated cash flow which, together with borrowings under its debt agreements, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. The Company's primary ongoing cash requirements will be to finance working capital, fund the payment of interest on indebtedness and fund capital expenditures. The Company believes future cash flows from operations and availability of borrowings under its lines of credit will be sufficient to fund the Company's ongoing cash requirements.

           The Company is party to certain litigation, as disclosed in "Commitments and Contingencies" in the Notes to Consolidated Financial Statements, the outcome of which the Company believes, based on discussions with legal counsel, will not have a material adverse effect on its consolidated financial statements.

Off-Balance Sheet Arrangements

           The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company's business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company's liquidity or the availability of capital resources.

Critical Accounting Policies and Estimates

           The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The policies below have been identified as critical to the Company's business operations and understanding the results of operations. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Management believes that full consideration has been given to all relevant circumstances that the Company may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented.

Revenue Recognition and Accounts Receivable. The Company recognizes sales based on the terms of the customer purchase order, which indicates title to the product and risk of ownership passes to the customer upon shipment. Sales are shown net of returns and allowances. Reserves for estimated returns and allowances are provided when sales are recorded based on historical experience and current trends. The Company evaluates the collectibility of accounts receivable based on a combination of factors, including (1) an analysis of the age of customer accounts and (2) the Company's historical experience with accounts receivable write-offs. The analysis also includes the financial condition of a specific customer or industry, and general economic conditions. In circumstances where the Company is aware of customer charge-backs or a specific customer's inability to meet its financial obligations, a specific reserve for bad debts applicable to amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected is recorded. In those situations with ongoing discussions, the amount of bad debt recognized is based on the status of the discussions. While bad debt allowances have been within expectations and the provisions established, there can be no guarantee that the Company will continue to experience the same allowance rate it has in the past.

Inventories. The Company values its inventories at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for excess and obsolete or unmarketable merchandise are provided based on historical experience, assumptions about future product demand and market conditions. The adequacy of these reserves are evaluated quarterly. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While markdowns and obsolescence have been within expectations and the provisions established, there can be no guarantee that the Company will continue to experience the same level of markdowns it has in the past.

Long-lived Assets. Management exercises judgment in evaluating the Company's long-lived assets for impairment. The Company believes it will generate sufficient undiscounted cash flow to more than recover the investments made in property, plant and equipment. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations

Accounting for Income Taxes. The determination of the Company's tax provision is complex and requires significant management judgement in the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.

Since the Company conducts operations internationally, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax income or losses among locations with varying tax rates. As the geographic mix of the Company's pre-tax results among its various tax jurisdictions changes, the effective tax rate may vary from period to period. The Company is also subject to periodic examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company has established, and periodically reevaluates, an estimated income tax reserve on its consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While management believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The realization of net deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, the Company has provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, an adjustment to the valuation allowance may be required, which could materially affect the Company's financial position and results of operations. In preparing estimates of future taxable income, the Company has used the same assumptions and projections utilized in its internal forecasts and estimates.

Stock-based Compensation. The Company applies the provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation; therefore, no compensation expense has been recognized for stock options as options are granted at fair market value. SFAS 123, "Accounting for Stock-Based Compensation" provides an alternative method of accounting for stock options based on an option-pricing model, such as Black-Scholes. The Company has adopted the disclosure requirements of SFAS 123. Information and assumptions regarding compensation expense under the alternative method is provided in Note 1 to the Consolidated Financial Statements.

Recent Accounting Developments

           In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost associated with the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

           In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Currently these types of costs are recognized at the time management commits the Company to the exit/disposal plan in accordance with Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. The Company expects that adoption of this statement will not have a significant impact on the Company's consolidated financial statements.

           In November 2002, the FASB issued Interpretation 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the required disclosures in the consolidated financial statements as of December 31, 2002 and does not expect the recognition and measurement provisions of FIN 45 to have a material effect on its consolidated financial statements.

           In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement 123". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method of APB Opinion 25. The Company has adopted the disclosures provision of SFAS 148 (see Note 1 to the Consolidated Financial Statements) as of December 31, 2002 and will be required to disclose these effects in its interim financial statements as well.

           In January 2003, the FASB issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities, as defined. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The only variable interest entity of the Company is its 50%-owned joint venture disclosed in Note 1 of the Consolidated Financial Statements. The Company is evaluating the impact of this Interpretation on its consolidated financial results.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

           The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other.

           The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect Systemax's sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. The Company may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2002 the Company had no outstanding forward exchange contracts.

           The Company's exposure to market risk for changes in interest rates relates primarily to the Company's variable rate debt. In connection with the term loan agreement entered into in the United Kingdom, effective April 30, 2002 the Company entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. At December 31, 2002 the notional amount of the interest rate collar was £6.4 million ($10.4 million) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005.

Item 8. Financial Statements and Supplementary Data.

           The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see Item 15 of Part IV.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

           The information required by Item 10 of Part III is hereby incorporated by reference from the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement").

Item 11. Executive Compensation.

           The information required by Item 11 of Part III is hereby incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

           The information required by Item 12 of Part III is hereby incorporated by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

           The information required by Item 13 of Part III is hereby incorporated by reference from the Proxy Statement.

Item 14. Controls and Procedures.

           The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's principal executive and financial officers have evaluated the disclosure controls and procedures within 90 days prior to the filing of the Company's Annual Report on Form 10-K for the period ended December 31, 2002 and have determined that such disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the completion of the evaluation.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)	1.	The Consolidated Financial Statements of Systemax Inc.	Reference

Independent Auditors' Report	30
Consolidated Balance Sheets	31
Consolidated Statements of Operations	32
Consolidated Statements of Shareholders' Equity	33
Consolidated Statements of Cash Flows	34
Notes to Consolidated Financial Statements	35 - 44

2.	Financial Statement Schedules:

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Registrant, as amended[11]
3.2	By-laws of Registrant[1]
4.1	Stockholders Agreement[2]
10.1	Form of 1995 Long-Term Stock Incentive Plan3*
10.2	Form of 1999 Long-Term Stock Incentive Plan8*
10.3	Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility)[1]
10.4	Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility)[7]
10.5	Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility)[4]
10.6	Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago and Walsh, Higgins & Company (Naperville facility)[1]
10.7	Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility)[5]
10.8	Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto[1]
10.9	Form of 1995 Stock Plan for Non-Employee Directors3*
10.10	Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg3*
10.11	Asset Purchase Agreement dated September 12, 1997 among Infotel, Inc., Mark L. Runkle, Midwest Micro Corp. and the Company[6]
10.12	Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein4*
10.13	Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers)[9]
10.14	Amendment No. 1, dated as of September 1, 2001, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers)[10]
10.15	Amendment No. 2, dated as of December 13, 2001, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers)[11]
10.16	Amendment No. 3, dated as of December 20, 2001, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers)[11]
10.17	Promissory Note of Systemax Suwanee LLC, dated as of April 18, 2002 payable to the order of New York Life Insurance Company in the original principal sum of $8,400,000 [12]
10.18	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of April 18, 2002 from Systemax Suwanee LLC to New York Life Insurance Company [12]
10.19	Amendment No. 4, dated as of April 18, 2002, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers) [12]
10.20	Amendment No. 5, dated as of June 30, 2002, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers) [13]
19.1	Specimen stock certificate of Registrant [11]
21	Subsidiaries of the Registrant
23	Consent of experts and counsel: Consent of Independent Public Accountants
99.1	Revised Charter of the Audit Committee of the Company's Board of Directors
99.2	Charter of the Compensation Committee of the Company's Board of Directors
99.3	Charter of the Nominating/Corporate Governance Committee of the Company's Board of Directors
99.4	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.5	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K. No reports on Form 8K were filed during the quarter ended December 31, 2002.

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
8   Incorporated herein by reference to the Company's report on Form 10-Q for the quarterly period ended September 30, 1999
9   Incorporated herein by reference to the Company's report on Form 8-K dated June 13, 2001
10 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.
11 Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001.
12 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.
13 Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Port Washington, New York on the 27th day of March, 2003.

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

     Signature                           Title                              Date
     ---------                           -----                              ----

/s/ RICHARD LEEDS         Chairman and Chief Executive Officer         March 27, 2003
-----------------         (Principal Executive Officer)
Richard Leeds

/s/ BRUCE LEEDS           Vice Chairman and President of               March 27, 2003
---------------           International Operations
Bruce Leeds

/s/ ROBERT LEEDS          Vice Chairman and President of               March 27, 2003
----------------          Domestic Operations
Robert Leeds

/s/ ROBERT DOOLEY         Director and Senior Vice President--         March 27, 2003
-----------------         Worldwide Computer Sales and Marketing
Robert Dooley

/s/ STEVEN GOLDSCHEIN     Senior Vice President and Chief              March 27, 2003
---------------------     Financial Officer
Steven Goldschein         (Principal Financial Officer)

/s/ MICHAEL J. SPEILLER   Vice President and Controller                March 27, 2003
-----------------------   (Principal Accounting Officer)
Michael J. Speiller

/s/ ROBERT D. ROSENTHAL   Director                                     March 27, 2003
-----------------------
Robert D. Rosenthal

/s/ STACY DICK            Director                                     March 27, 2003
--------------
Stacy Dick

/s/ ANN R. LEVEN          Director                                     March 27, 2003
----------------
Ann R. Leven

CERTIFICATION UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard Leeds, Chief Executive Officer of Systemax Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Systemax Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ RICHARD LEEDS
Richard Leeds, Chief Executive Officer

CERTIFICATION UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven M. Goldschein, Chief Financial Officer of Systemax Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Systemax Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ STEVEN M. GOLDSCHEIN
Steven M. Goldschein, Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors of
SYSTEMAX INC.:

We have audited the accompanying consolidated balance sheets of Systemax Inc. and its subsidiaries, (the "Company"), as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for goodwill and other intangible assets in 2002 to conform to Financial Accounting Standards Board Statement No. 142 ("Goodwill and Other Intangibles").

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
New York, New York
February 21, 2003

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(IN THOUSANDS, except for share data)

                                                                                    2002          2001
                                                                                    ----          ----
ASSETS
------
 CURRENT ASSETS:
   Cash and cash equivalents                                                      $62,995       $36,464
   Accounts receivable, net of allowances of $11,275 (2002) and $11,120 (2001)    148,554       136,358
   Inventories                                                                     98,401        92,170
   Prepaid expenses and other current assets                                       31,343        18,884
   Income taxes receivable                                                                        7,755
   Deferred income tax benefits                                                     9,073         9,650
                                                                                  -------      ---------
        Total current assets                                                      350,366       301,281

 PROPERTY, PLANT AND EQUIPMENT, net                                                71,133        82,623
 GOODWILL, net                                                                                   67,967
 DEFERRED INCOME TAX BENEFITS                                                      15,100
 OTHER ASSETS                                                                       1,305         2,576
                                                                                  -------      ---------

        TOTAL                                                                    $437,904      $454,447
                                                                                 ========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
 CURRENT LIABILITIES:
   Amounts due to banks                                                           $21,211        $2,829
   Accounts payable                                                               131,510       139,472
   Accrued expenses and other current liabilities                                  64,349        55,641
                                                                                 --------      ---------
        Total current liabilities                                                 217,070       197,942
                                                                                 --------      ---------

 LONG-TERM DEBT                                                                    17,519
 DEFERRED TAX LIABILITIES                                                                         1,557
 OTHER LIABILITIES                                                                  1,398

 COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
   Common stock, par value $.01 per share, authorized 150 million shares,
      issued 38,231,990 shares; outstanding 34,104,290 shares                         382           382
   Additional paid-in capital                                                     176,743       176,743
   Accumulated other comprehensive loss                                            (2,130)       (8,038)
   Retained earnings                                                               75,411       134,350
                                                                                 --------      ---------
                                                                                  250,406       303,437
                                                                                 --------      ---------
   Less: common stock in treasury at cost - 4,127,700 shares                       48,489        48,489
                                                                                 --------      ---------
          Total shareholders' equity                                              201,917       254,948
                                                                                 --------      ---------

        TOTAL                                                                    $437,904      $454,447
                                                                                 ========      ========

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                           2002           2001            2000
                                                                           ----           ----            ----
Net sales                                                             $1,551,517       $1,546,975        $1,686,103
Cost of sales                                                          1,285,929        1,270,051         1,476,248
                                                                     -----------     ------------     -------------
Gross profit                                                             265,588          276,924           209,855
Selling, general and administrative expenses                             256,075          271,636           270,863
Restructuring and other charges                                           17,294            2,758
                                                                     -----------     ------------     -------------
Income (loss) from operations                                             (7,781)           2,530           (61,008)
                                                                     -----------     ------------     -------------
Interest and other income, net                                              (427)            (276)             (106)
Interest expense                                                           1,653            1,764             4,352
                                                                     -----------     ------------     -------------
Income (loss) before income taxes                                         (9,007)           1,042           (65,254)
Provision (benefit) for income taxes                                      (1,039)             389           (24,483)
                                                                     -----------     ------------     -------------
Income (loss) before cumulative effect of change in accounting            (7,968)             653           (40,771)
    principle, net of tax
Cumulative effect of change in accounting principle, net of tax          (50,971)
                                                                     -----------     ------------     -------------
Net income (loss)                                                       $(58,939)            $653          $(40,771)
                                                                     ===========     ============     =============

Net income (loss) per common share, basic and diluted:
Income (loss) before cumulative effect of change in accounting
    principle, net of tax                                                  $(.23)            $.02            $(1.19)
Cumulative effect of change in accounting principle, net of tax            (1.50)
                                                                     -----------     ------------     -------------
Net income (loss)                                                         $(1.73)            $.02            $(1.19)
                                                                     ===========     ============     =============

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)

                                                                             Accumulated
                                       Common  Stock                          Other
                                  --------------------  Additional           Comprehensive  Treasury
                                  Number of             Paid-in   Retained   Income (Loss),   Stock    Comprehensive
                                   Shares    Amount     Capital   Earnings    Net of Tax     At Cost   Income (Loss)
                                  ------------------------------------------------------------------------------------

Balances, January 1, 2000         35,238      $382     $176,743    $174,468    $(2,748)      $(38,659)

Change in cumulative translation                                                (3,914)                     $(3,914)
  adjustment
Purchase of treasury shares       (1,134)                                                      (9,830)
Net loss                                                            (40,771)                                (40,771)
                                  -------    ------    --------     --------    -------      ----------     --------

Total comprehensive loss                                                                                   $(44,685)
                                                                                                           =========

Balances. December 31, 2000       34,104       382      176,743     133,697     (6,662)       (48,489)

Change in cumulative translation                                                (1,376)                     $(1,376)
  adjustment
Net income                                                              653                                     653
                                  -------    ------    --------     --------    -------      ----------     --------

Total comprehensive loss                                                                                     $ (723)
                                                                                                            =========

Balances, December 31, 2001       34,104       382      176,743     134,350     (8,038)       (48,489)

Change in cumulative translation                                                 5,908                       $5,908
  adjustment
Net loss                                                            (58,939)                                (58,939)
                                  -------    ------    --------     --------    -------      ----------     --------

Total comprehensive loss                                                                                   $(53,031)
                                                                                                           =========

Balances, December 31, 2002       34,104      $382     $176,743     $75,411    $(2,130)      $(48,489)
                                  ======      ====     ========     =======    ========      =========

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)

                                                                                2002         2001         2000
                                                                                ----         ----         ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                                          $(58,939)        $653       $(40,771)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
       Cumulative effect of accounting change, net                             50,971
       Loss on dispositions and abandonment                                    14,843        2,003
       Depreciation and amortization, net                                      13,652       15,143         13,608
       Provision for deferred income taxes                                     (3,475)       7,940            230
       Provision for returns and doubtful accounts                              4,581        3,696         12,721
  Changes in certain assets and liabilities:
       Accounts receivable                                                     (5,922)      40,124         (3,263)
       Inventories                                                             (2,644)      33,946         43,124
       Prepaid expenses and other current assets                               (8,422)       9,037         (1,245)
       Income taxes receivable                                                  7,755       19,445        (25,486)
       Accounts payable and accrued expenses                                   (7,532)     (36,381)         9,554
                                                                             ---------     --------       ---------
           Net cash provided by operating activities                            4,868       95,606          8,472
                                                                             ---------     --------       ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Investments in property, plant and equipment                                (15,367)     (24,682)       (40,738)
  Proceeds from disposals of property, plant and equipment                        635          856
  Deferred payments on acquisitions                                                                          (249)
                                                                             ---------     --------       ---------
           Net cash used in investing activities                              (14,732)     (23,826)       (40,987)
                                                                             ---------     --------       ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds of mortgage borrowings                                              18,879
  Proceeds (repayments) of borrowings from banks                               15,253      (45,762)        39,559
  Repayments of long-term debt                                                   (348)                     (2,245)
  Purchase of treasury shares                                                                              (9,830)
                                                                             ---------     --------       --------
           Net cash provided by (used in) financing activities                 33,784      (45,762)        27,484
                                                                             ---------     --------       --------

EFFECTS OF EXCHANGE RATES ON CASH                                               2,611       (4,050)         2,057
                                                                             ---------     --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           26,531       21,968         (2,974)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                  36,464       14,496         17,470
                                                                             ---------     --------       --------

CASH AND CASH EQUIVALENTS - END OF YEAR                                       $62,995      $36,464        $14,496
                                                                             =========     ========       ========

SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                           $1,375       $2,026         $4,176
                                                                             =========     ========       ========
       Income taxes paid                                                       $5,397       $3,819         $5,027
                                                                             =========     ========       ========

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

Cash and Cash Equivalents - The Company considers amounts held in money market accounts and other short-term investments with an original maturity date of three months or less to be cash equivalents. The Company's investments in cash equivalents are classified as debt securities available-for-sale and are stated at fair market value. Unrealized holding gains and losses are not significant for any of the years presented.

Revenue Recognition #150; The Company recognizes sales of products, including shipping revenue, at the time of shipment. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales. Revenue from extended warranty and support contracts on the Company's assembled PCs is deferred and recognized over the contract period.

Inventories - Inventories consist primarily of finished goods and are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. Depreciation of furniture, fixtures and equipment is on the straight-line or accelerated method over their estimated useful lives ranging from three to ten years. Depreciation of buildings is on the straight-line method over estimated useful lives of 30 to 50 years. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective leases.

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

Product Warranties – Provisions for estimated future expenses relating to product warranties for the Company's assembled PCs are recorded as cost of sales when revenue is recorded. Liability estimates are determined based on management judgment considering such factors as the number of units sold, historical and anticipated rates of warranty claims and the likely current cost of corrective action.

Foreign Currency Translation - The financial statements of the Company's foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for balance sheet items and average exchange rates for the statements of operations items. The translation differences are recorded as a separate component of shareholders' equity.

Derivative Financial Instruments - The Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective January 1, 2001. SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings (see Note 6).

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments may be used to manage exposures related to changes in foreign currency exchange rates and interest rate risk on variable rate indebtedness.

Advertising Costs - Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures are amortized over the period of catalog distribution during which the benefits are expected. Advertising expenditures relating to the Company's national advertising campaign and other television advertising costs are expensed in the period the advertising takes place.

Advertising costs, net of rebates from vendors, of $44.1 million in 2002, $53.0 million in 2001 and $54.1 million in 2000 are included in the accompanying Consolidated Statements of Operations. Prepaid expenses at December 31, 2002 and 2001 include deferred advertising costs of $3.6 million and $6.3 million, respectively, which are reflected as an expense during the period benefited.

Research and Development Costs - Costs incurred in connection with research and development are expensed as incurred. Such expenses for the years ended December 31, 2002, 2001 and 2000 aggregated approximately $1,036,000, $1,539,000 and $1,868,000, respectively.

Goodwill, net –The cost in excess of fair value of net assets of businesses acquired is recorded in the accompanying consolidated balance sheets as "Goodwill." Prior to the adoption of SFAS 142, "Goodwill and Other Intangible Assets," in fiscal 2002, goodwill was amortized on a straight-line basis over periods of 10 to 40 years. As of January 1, 2002, goodwill is no longer amortized. Annual amortization of goodwill was an expense of $1,605,000 in 2001 and $1,698,000 in 2000. The transitional impairment analysis performed under SFAS 142 during 2002 resulted in an implied fair value of the goodwill of zero. See Note 2 for the impact of the adoption of SFAS 142 on the consolidated financial statements

Income taxes - Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. Valuation allowances are provided for deferred tax assets to the extent it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Evaluation of Long-lived Assets – Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

Net Income (Loss) Per Common Share – The Company calculates net income (loss) per share in accordance with SFAS 128, "Earnings Per Share". Net income (loss) per common share-basic was calculated based upon the weighted average number of common shares outstanding during the respective periods. Net income (loss) per common share-diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods except in loss periods, where the effect is anti-dilutive.

The weighted average common shares outstanding for the computation of basic earnings per common share for 2002, 2001 and 2000 were 34.1 million, 34.1 million and 34.3 million, respectively. Additionally, in 2001, 19,000 of equivalent common shares were included for the diluted calculation.

Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders' Equity. Comprehensive loss was $53,031,000 in 2002, $723,000 in 2001 and $44,685,000 in 2000, net of tax effects on foreign currency translation adjustments of $3,483,000 in 2002, $1,338,000 in 2001 and $1,719,000 in 2000.

Stock-based Compensation – The Company has three stock-based employee compensation plans, which are more fully described in Note 8. The Company has elected to follow the accounting provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" for stock-based compensation and to provide the pro forma disclosures required under SFAS 148, "Accounting for Stock-based Compensation – Transition and Disclosure". No stock-based employee compensation cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data):

                                                                            2002        2001         2000
                                                                            ----        ----         ----
        Net income (loss) - as reported                                   $(58,939)      $653       $(40,771)
        Stock-based employee compensation expense determined under             713        780          1,788
                                                                          ---------      -----      --------
        fair value based method, net of related tax effects
        Pro forma net loss                                                $(59,652)     $(127)      $(42,559)
                                                                          =========     ======      ========

        Basic and diluted net income (loss) per common share:
        Net income (loss) - as reported                                     $(1.73)      $.02         $(1.19)
                                                                            =======      ====         =======
        Net loss - pro forma                                                $(1.75)        -          $(1.24)
                                                                            =======      ====         =======
The Company arrived at the fair value of stock grant at the date of the grant by using the Black-Scholes pricing option model with the following assumptions used for grants: risk-free interest rate of 5.6% (2002), 6.1% (2001) and 6.0% (2000); expected dividend rate of 0% for 2002, 2001 and 2000; expected life of 2.52 years (2002), 3.17 years (2001) and 3.72 years (2000); and expected volatility of 71% (2002), 72% (2001) and 62% (2000). The stock options outstanding at December 31, 2002, 2001 and 2000 have a weighted average contractual life of 7.8 years, 8.1 years and 6.7 years, respectively.

Use of Estimates In Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost associated with the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is present valued each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Currently these types of costs are recognized at the time management commits the company to the exit/disposal plan in accordance with Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. The Company expects that adoption of this statement will not have a significant impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the required disclosures as of December 31, 2002 and does not expect the recognition and measurement provisions of FIN 45 to have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method of APB Opinion 25. The Company has adopted the disclosures provision of SFAS 148 as of December 31, 2002 and will be required to disclose these effects in its interim financial statements as well.

In January 2003, the FASB issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities, as defined. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The only variable interest entity of the Company is its 50%-owned joint venture disclosed in Note 1. The Company is evaluating the impact of this interpretation on its consolidated financial results.

2.        GOODWILL

In July 2001, the FASB issued SFAS 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any previously reported amounts included in goodwill.

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. SFAS 142 requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. The Company's goodwill was tested for impairment during the second quarter of 2002 as required by the transitional provisions of SFAS 142, utilizing a combination of valuation techniques including the market capitalization of the Company, the expected present value of future cash flows and a market multiple approach. The result of this process was the determination that the carrying value of the Company was impaired in an amount greater than the carrying value of goodwill. As required by SFAS 142, the entire carrying value of goodwill was written off. This write-off, $68 million ($51 million or $1.50 per share, net of tax), was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Consolidated Statements of Operations for the year ended December 31, 2002. The adoption of SFAS 142 had no cash flow impact on the Company.

Actual results of operations for the year ended December 31, 2002 and pro forma results of operations for the years ended December 31, 2001 and 2000 had the Company applied the non-amortization provisions of SFAS 142 in those periods follows (in thousands, except per share amounts):

                                                                              2002       2001       2000
                                                                              ----       ----       ----
        Reported income (loss) before cumulative effect of change          $(7,968)      $653     $(40,771)
          in accounting principle, net of tax
        Add: Goodwill amortization, net of tax                                          1,126        1,220
                                                                           --------    --------   ---------
        Adjusted income (loss) before cumulative effect of change           (7,968)     1,779      (39,551)
          in accounting principle, net of tax
        Cumulative effect of change in accounting principle, net of tax    (50,971)
                                                                           --------    --------   ---------
        Adjusted net income (loss)                                        $(58,939)    $1,779     $(39,551)
                                                                          =========    ========   =========

        Basic and diluted net income (loss) per common share:
        Reported income (loss) before cumulative effect of change            $(.23)      $.02       $(1.19)
          in accounting principle, net of tax
        Add: Goodwill amortization, net of tax                                            .03          .04
                                                                           --------    --------   ---------
        Adjusted income (loss) before cumulative effect of change             (.23)       .05        (1.15)
          in accounting principle, net of tax
        Cumulative effect of change in accounting principle, net of tax      (1.50)
                                                                           --------    --------   ---------
        Adjusted net income (loss)                                          $(1.73)      $.05       $(1.15)
                                                                          =========    ========   =========

3.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in thousands):

                                                                            2002        2001
                                                                            ----        ----
        Land and buildings............................................   $  43,268    $  31,357
        Furniture and fixtures, office, computer and other equipment..      71,453       90,056
        Leasehold improvements .......................................      12,660       13,993
                                                                          --------    ---------
                                                                           127,381      135,406
        Less accumulated depreciation and amortization................      56,248       52,783
                                                                         ---------    ---------
        Property, plant and equipment, net............................   $  71,133    $  82,623
                                                                         =========    =========

4.        RELATED PARTY TRANSACTIONS

The Company leases one warehouse and office facility from affiliates and vacated a second facility during the year ended December 31, 2002 (see Note 10). Rent expense under those leases aggregated approximately $1,071,000, $1,224,000 and $1,314,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.        CREDIT FACILITIES

The Company maintains a $70,000,000 revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company's shares of stock in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. The borrowings under the agreement are subject to borrowing base limitations of up to 75% of eligible accounts receivable and up to 25% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company's option, at the agent bank's base rate (4.25% at December 31, 2002) plus 0.25% to 0.75% or the bank's daily LIBOR rate (3.13% at December 31, 2002) plus 2.25% to 3%. The facility also calls for a commitment fee payable quarterly in arrears of 0.5% of the average daily unused portion of the facility. As a result of recording a goodwill impairment charge (see Note 2) and a write-off of a computer software system, the revolving credit agreement was amended effective June 30, 2002 to waive an event of default of a financial covenant and modify the agreement to eliminate the effect of these items on future periods. As of December 31, 2002, availability under the agreement was $44.3 million, of which the Company may not draw $20 million through June 30, 2003. There were outstanding letters of credit of $6.1 million and there were no outstanding advances. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends.

The Company has a £15,000,000 ($24,150,000 at the December 31, 2002 exchange rate) multi-currency credit facility with Barclays Bank in the United Kingdom, which is available to its United Kingdom subsidiaries. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility does not have a termination date, but may be canceled with six months notice beginning in December 2003. Borrowings under the facility are secured by certain assets of the Company's United Kingdom subsidiaries. At December 31, 2002 there were £12.4 million ($20.0 million) of borrowings outstanding under this line with interest payable at a rate of 6.08%.

The weighted average interest rate on short-term borrowings was 6.3% in 2002, 6.6% in 2001 and 7.9% in 2000.

6.        LONG-TERM DEBT

           Long-term debt consists of (in thousands):

                                                            2002
                                                            ----
        Mortgage note payable (a)                         $ 8,319
        Term loan payable (b)                              10,360
        Capitalized equipment lease obligation                 90
                                                          --------
                                                           18,769
        Less: current portion                               1,250
                                                         ---------
                                                          $17,519
                                                         =========
(a) Mortgage note payable. The Company entered into a ten year, $8.4 million mortgage loan on its Georgia distribution facility. The mortgage has monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage bears interest at 7.04% and is collateralized by the underlying land and building.

(b) Term loan payable. The Company entered into an 11 1/2year(pound)6.6 million ($10.6 million) term loan agreement to finance the construction of its new United Kingdom facility. The borrowing is secured by the land and building and is repayable in 40 quarterly installments of(pound)165,000 ($266,000) plus interest beginning in November 2002. The outstanding borrowing bears interest at LIBOR plus 160 basis points (5.69% at December 31, 2002). The term loan agreement also contains certain financial and other covenants related to the Company's United Kingdom subsidiaries.

In connection with this term loan, the Company also entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. The collar agreement covers a period of three years, matures in the same amounts and over the same periods as the related debt and has a cap of 6.0% and a floor of 4.5%. This derivative has been designated as a cash flow hedge for accounting purposes. As of December 31, 2002, the notional amount of the interest rate collar was £6,435,000 ($10,360,000). As of December 31, 2002, the collar was in a loss position of approximately $117,000 and, accordingly, the aggregate fair value of the collar was recorded as a liability. The change in the fair value of this derivative for the year ended December 31, 2002 has been recognized in the Consolidated Statement of Operations as this hedge was determined to be ineffective. The Company considers the credit risk related to the interest rate collar to be low because such instrument was entered into with a financial institution having a high credit rating and is generally settled on a net basis.

The aggregate maturities of long-term debt outstanding at December 31, 2002 are as follows (in thousands):

                             2003         2004         2005         2006         2007      After 2007
                             ----         ----         ----         ----         ----      ----------
         Maturities         $1,250       $1,263       $1,250       $1,248       $1,261     $12,497

7.        RESTRUCTURING AND OTHER CHARGES

In connection with the completion of a new facility in the United Kingdom, during fiscal 2002 the Company implemented a plan to consolidate the activities of its three United Kingdom locations into the new facility. The restructuring plan resulted in a pre-tax charge, included in "Restructuring and other charges", of $4.1 million. Of the total charge, $0.5 million was non-cash for the impairment in carrying value of fixed assets, $1.9 million was for recruitment, staff relocation costs and severance and benefits for approximately 150 terminated employees and $1.7 million was for other exit costs, primarily facilities closing costs and lease termination costs. Through December 31, 2002, cash charges of approximately $2.5 million had been expended.

The following table summarizes the components of the restructurings and other charges, the cash payments, non-cash activities, and the remaining accrual as of December 31, 2002:

                                            Severance and          Asset        Other
                                          Personnel Costs    Write-downs   exit costs          Total
                                          ---------------   ------------   ----------          -----
        Charged to expense in 2002          $1,870             $525         $1,656            $4,051
        Amounts utilized                     1,693              525            851             3,069
                                            -------            ----           ----            ------           -----
        Accrued at December 31, 2002          $177               -            $805              $982
                                            =======            ====           ====            ======
During the second quarter of 2002 the Company recorded a non-recurring write-off of $13.2 million resulting from the Company's decision to discontinue the development of internal-use computer software.

8.        SHAREHOLDERS' EQUITY

As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amount at December 31, 2002 was not material.

In May 1998 the Board of Directors authorized a share repurchase program to acquire up to 1,350,000 (subsequently increased to 4,350,000) common shares on the open market. The Company purchased an aggregate of 1,133,500 shares during 2000 at an aggregate cost of $9.8 million.

Stock Option Plans - The Company has three fixed option plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan allows the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2.0 million shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award shall be granted under this plan after December 31, 2005. A total of 1,042,825 options were outstanding under this plan as of December 31, 2002.

The 1995 Stock Option Plan for Non-Employee Directors - This plan provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates.

All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the tenth annual shareholders meeting. A total of 53,000 options were outstanding under this plan as of December 31, 2002.

The 1999 Long-term Stock Incentive Plan - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan, restricting the awards to non-qualified stock options authorized by the Compensation Committee of the Board of Directors. A maximum of 2.0 million shares may be granted under this plan. No award shall be granted under this plan after December 31, 2009. A total of 995,490 options were outstanding under this plan as of December 31, 2002.

The following table reflects the plan activity for the years ended December 31, 2002, 2001 and 2000:

                                                          For Shares         Option Prices
                                                          ----------         -------------
                     Outstanding, January 1, 2000          2,426,384        $  7.31 to $39.06
                     Granted                                   4,000        $  7.19
                     Cancelled                              (303,752)       $  7.31 to $18.41
                                                            --------        -----------------
                     Outstanding, December 31, 2000        2,126,632        $  7.19 to $39.06
                     Granted                                 849,917        $  1.95 to $ 2.45
                     Cancelled                            (1,301,058)       $  1.95 to $26.88
                                                          -----------       -----------------
                     Outstanding, December 31, 2001        1,675,491        $  1.95 to $39.06
                     Granted                                 591,375        $  3.05 to $ 3.39
                     Cancelled                              (175,551)       $  1.95 to $18.41
                                                            ---------       -----------------
                     Outstanding, December 31, 2002        2,091,315        $  1.95 to $39.06
                                                           =========
The following table summarizes information for the three years ended December 31, 2002 concerning currently outstanding and exercisable options:

                                                 2002                         2001                    2000
                                       ------------------------   ---------------------------  ------------------------
                                               Weighted-Average             Weighted Average            Weighted Average
                                       Shares   Exercise Price      Shares   Exercise Price     Shares   Exercise Price
                                       ------------------------   ---------------------------  ------------------------
     Outstanding at beginning of year  1,675,491   $ 6.05        2,126,632      $14.70        2,426,384    $ 14.34
     Granted .........................   591,375   $ 3.05          849,917      $ 1.96            4,000    $  7.19
     Cancelled .......................  (175,551)  $ 8.36       (1,301,058)     $17.52         (303,752)   $ 11.72
                                      ----------                ----------                     --------
     Outstanding at end of year ...... 2,091,315   $ 5.01        1,675,491      $ 6.05        2,126,632    $ 14.70
                                       =========                 =========                    =========

     Options exercisable at year end.. 1,093,294                   478,413                    1,133,547
     Weighted average fair value per
        option granted during the year     $0.67                     $0.89                        $5.60

  As of December 31, 2002:
       Range of                           Weighted-Average   Weighted-Average              Weighted-Average
       Exercise              Number         Remaining          Exercise        Number        Exercise
        Price              Outstanding    Contractual Life      Price        Exercisable     Price
      ------------       ---------------  -----------------  --------------  -----------   ----------------

  $ 1.95  to $  5.00       1,332,365         8.70              $  2.44        483,924        $  2.63
  $ 5.01  to $ 15.00         621,450         6.79              $  7.46        478,401        $  7.45
  $ 15.01 to $ 20.00         115,500         3.55              $ 17.58        108,969        $ 17.59
  $ 20.01 to $ 30.00          18,000         3.67              $ 22.67         18,000        $ 22.67
  $ 30.01 to $ 39.06           4,000         3.33              $ 39.06          4,000        $ 39.06
                         ------------                                       ---------
  $  1.95 to $ 39.06       2,091,315         7.80              $  5.01      1,093,294        $  6.69
                         ============                                       =========

9.        INCOME TAXES

          The provision (benefit) for income taxes consists of the following (in thousands):

        Years Ended December 31                2002         2001          2000
        -----------------------               --------    --------   ----------
        Current:
           Federal                           $ (3,037)    $ (9,256)    $ (24,915)
           State                                  758         (730)       (1,146)
           Foreign                              4,715        2,446         1,348
                                             --------     ---------    ----------
           Total current                        2,436       (7,540)      (24,713)
                                             --------     ---------    ----------

        Deferred:
           Federal                             (3,800)       6,777        (1,110)
           State                                 (604)         585           (33)
           Foreign                                929          567         1,373
                                             ---------    ---------    ----------
           Total deferred                      (3,475)       7,929           230
                                             ---------    ---------    ----------

           Total                             $ (1,039)    $    389     $ (24,483)
                                             =========    =========    ==========
Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense (benefit) and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

        Years Ended December 31                                      2002        2001       2000
        -----------------------                                    --------     --------   --------
        Income tax at Federal statutory rate                       $(3,152)     $ 365      $ (22,839)
        State and local income taxes, net of federal tax benefit      (111)       145           (766)
        Tax credits                                                   (906)
        Foreign operating losses with no benefit provided              542        575
        Foreign income taxed at different rates                        949                      (481)
        Change in valuation allowances                                 288     (1,118)
        Prior year assessments                                       1,318
        Other items, net                                                33        422           (397)
                                                                   -------     --------    ----------
                                                                   $(1,039)     $ 389      $ (24,483)
                                                                   ========    ========    ==========
The deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                              2002       2001
                                                                            -------     --------
        Current:
           Deductible assets...............................................   $(855)   $ (1,940)
           Accrued expenses and other liabilities..........................  10,700       10,897
           Non-deductible assets...........................................     615         688
           Other...........................................................     183           5
           Valuation allowances............................................  (1,570)
                                                                             -------    --------
             Total current.................................................   9,073       9,650
                                                                             -------    --------

        Non-current:
           Net operating loss and credit carryforwards.....................   4,359       4,210
           Foreign currency translation adjustments........................   1,395       4,909
           Accelerated depreciation........................................    (853)     (6,213)
           Intangible and other assets.....................................  15,137      (2,658)
           Valuation allowances............................................  (4,938)     (1,805)
                                                                             --------  -----------
             Total non-current.............................................  15,100      (1,557)
                                                                             --------  -----------
                Total...................................................... $24,173    $  8,093
                                                                            =========  ===========
The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire from 2003 through 2010 except for carryforwards in the Netherlands, which have no expiration. In accordance with SFAS 109 "Accounting for Income Taxes", the Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state net operating loss carryforwards where it is not likely they will be realized.

10.        COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through September 2013. The Company currently leases one facility in New York from an entity owned by the Company's three principal shareholders and senior executive officers (see Note 4).

At December 31, 2002 future minimum annual lease payments for related and third-party leases were as follows (in thousands):

                                                Related Party     Third Party           Total
                                                -------------     -----------          --------
        2003................................    $    612            $  5,336            $ 5,948
        2004................................         612               4,971              5,583
        2005................................         612               4,957              5,569
        2006................................         612               4,666              5,278
        2007................................         612               3,957              4,569
        2008-2012...........................                           8,285              8,285
        2013................................                             169                169
                                                ---------            -------            -------

                                                 $ 3,060            $ 32,341            $35,401
                                                =========           ========            =======
Annual rent expense aggregated approximately $8,164,000, including $1,071,000 to related parties, for 2002, $7,869,000, including $1,224,000 to related parties, for 2001 and $8,580,000, including $1,314,000 to related parties, for 2000.

Guarantees - The Company has provided financial guarantees from time to time to a number of vendors on behalf of its 50%-owned join venture (see Note 1) for trade obligations in the normal course of its business. The amount of such guarantees is limited to $7 million pursuant to the terms of the Company's revolving credit agreement. As of December 31, 2002 the amount of such guarantees totaled $0.3 million.

Litigation – In June 2002 the Company filed a complaint in the U. S. District Court for the Eastern District of New York against the software developers of a new customer order management software system that was being written for the Company's internal use, seeking restitution of all payments and other damages totaling approximately $19 million. The software developers have filed an answer and counterclaims, denying the Company's allegations and seeking approximately $9.4 million in damages. The Company believes that the claims of the software developers are without merit. The Company has also been named as a defendant in other lawsuits incidental to its business. Management of the Company, based on discussions with legal counsel, believes the ultimate resolution of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

Contingency - The Company is required to collect sales tax on certain of its sales. In accordance with current laws, approximately 16% of the Company's 2002 domestic sales were subject to sales tax. Changes in law could require the Company to collect sales tax in additional states.

Employee Benefit Plans - The Company's U.S. subsidiaries participate in defined contribution 401(k) plans covering eligible employees as defined by the plan document. Contributions to the plans by the Company are determined as a percentage of the employees' contributions. Aggregate expense to the Company for contributions to such plans was approximately $442,000 in 2002, $482,000 in 2001 and $514,000 in 2000.

Liabilities accrued by certain foreign entities for employee termination indemnities, determined in accordance with labor laws and labor agreements in effect in the respective country, were not material.

Foreign Exchange Risk Management - The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The Company may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice would be to minimize the impact of foreign exchange rate movements on the Company's operating results. As of December 31, 2002, the Company had no outstanding forward exchange contracts.

Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2002 and 2001, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks and the term loan payable are considered to be representative of their respective fair values as their interest rates are based on market rates. The estimated fair value of the Company's mortgage loan payable was $8.8 million at December 31, 2002.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company's customer base.

11.        SEGMENT AND RELATED INFORMATION

Pursuant to SFAS 131 "Disclosure About Segments of an Enterprise and Related Information", the Company determined that it is engaged in a single reportable segment which markets and sells various business products. The Company's product offerings include personal computers (PCs), computer related products, industrial products and office products and are monitored for sales trends and profitability in these sub-categories. Products are marketed through an integrated system of direct mail catalogs, a network of major account sales representatives and proprietary e-commerce Internet web-sites.

Financial information relating to the Company's operations by geographic area was as follows (in thousands):

                                                     Net Sales
                                      -------------------------------------------
                                        2002              2001          2000
                                      ------------     -----------   ------------
        North America                  $  963,805      $  982,615     $1,138,006
        Europe                            587,712         564,360        548,097
                                       ----------       ----------    ----------
        Consolidated                   $1,551,517      $1,546,975     $1,686,103
                                       ==========      ==========     ==========
        Revenues are attributed to countries based on location of selling subsidiary.

                                                 Long-Lived Assets
                                           ------------------------------

                                              2002                2001
                                            ---------           ----------
        North America                        $ 41,832           $ 117,770
        Europe                                 29,301              32,820
                                             --------           ---------
        Consolidated                         $ 71,133           $ 150,590
                                             ========           =========

12.        QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data is as follows (in thousands, except for per share amounts):

                                             First         Second         Third         Fourth
        2002                                 Quarter       Quarter        Quarter       Quarter
        ----                                 -------       -------        -------       -------
        Net sales........................   $ 412,260     $ 363,771       $ 372,139    $ 403,347
        Gross profit.....................   $  73,848     $  61,939       $  62,726    $  67,075
        Net income (loss)................   $ (50,386)    $  (8,827)      $    (727)   $   1,001
        Net income (loss) per common share:
           Basic and diluted..............    $(1.48)        $(.26)         $ (.02)       $ .03

                                             First         Second         Third         Fourth
        2001                                 Quarter       Quarter        Quarter       Quarter
        ----                                 -------       -------        -------       -------
        Net sales.........................  $ 405,898     $ 363,506       $ 370,636    $ 406,935
        Gross profit......................  $  66,111     $  61,162       $  69,259    $  80,392
        Net income (loss) ................  $     363     $  (2,583)      $     257    $   2,616*
        Net income (loss) per common share:
           Basic and diluted..............      $ .01        $ (.08)           $.01        $ .08*

* Includes income of $2.0 million, net of tax, ($.06 per diluted share) resulting from the elimination of a liability recorded in a prior year no longer required.

* * * * * * *

EXHIBIT INDEX

Exhibit No.	Description

21 23 99.1 99.2	Subsidiaries of the Registrant
Consent of experts and counsel: Consent of Independent Public Accountants
Revised Charter of the Audit Committee of the Company's Board of Directors
Charter of the Compensation Committee of the Company's Board of Directors
99.3	Charter of the Nominating/Corporate Governance Committee of the Company's Board of Directors
99.4	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.5	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002