Form 10-Q
period 2003-03-31
SYSTEMAX INC
filed 2003-05-15
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

The number of shares outstanding of the registrant's Common Stock as of May 9, 2003 was 34,108,129.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                                   March 31,       December 31,
                                                                                     2003              2002
                                                                                 -------------- ----------------
                                                                                (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   42,572        $  62,995
  Accounts receivable, net                                                         154,592          148,554
  Inventories                                                                      113,978           98,401
  Prepaid expenses and other current assets                                         38,354           31,343
  Deferred income tax benefits                                                       7,059            9,073
                                                                                 ---------       ----------

         Total current assets                                                      356,555          350,366

PROPERTY, PLANT AND EQUIPMENT, net                                                  69,813           71,133

DEFERRED INCOME TAX BENEFITS                                                        14,131           15,100

OTHER ASSETS                                                                           980            1,305
                                                                                 ---------       ----------

TOTAL                                                                            $ 441,479       $  437,904
                                                                                 =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Amounts due to banks                                                           $   9,530       $   21,211
  Accounts payable                                                                 143,033          131,510
  Accrued expenses and other current liabilities                                    62,571           64,349
                                                                                 ---------       ----------
         Total current liabilities                                                 215,134          217,070
                                                                                 ---------       ----------

Long-term debt                                                                      17,042           17,519
Other liabilities                                                                    1,613            1,398

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
  Common stock, par value $.01 per share, authorized 150 million shares,
      issued 38,231,990 shares, outstanding 34,104,290 shares                          382              382
  Additional paid-in capital                                                       176,743          176,743
  Accumulated other comprehensive loss                                              (1,392)          (2,130)
  Retained earnings                                                                 80,446           75,411
                                                                                 ---------       ----------
                                                                                   256,179          250,406
                                                                                 ---------       ----------

  Less: Common stock in treasury at cost - 4,127,700 shares                         48,489           48,489
                                                                                 ---------       ----------

         Total shareholders' equity                                                207,690          201,917
                                                                                 ---------       ----------

TOTAL                                                                            $ 441,479       $  437,904
                                                                                 =========       ==========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                          ---------

                                                                                          2003             2002
                                                                                          ----             ----
Net sales                                                                             $426,461         $412,260
Cost of sales                                                                          356,464          338,412
                                                                                ---------------  ---------------
Gross profit                                                                            69,997           73,848
Selling, general and administrative expenses                                            61,320           72,730
Restructuring and other charges                                                            112              133
                                                                                ---------------  ---------------
Income from operations                                                                   8,565              985
Interest and other expense, net                                                            214               13
                                                                                ---------------  ---------------
Income before income taxes                                                               8,351              972
Provision for income taxes                                                               3,316              387
                                                                                ---------------  ---------------
Income before cumulative effect of change in accounting principle, net of tax            5,035              585
Cumulative effect of change in accounting principle, net of tax                                         (50,971)
                                                                                ---------------  ---------------
Net income (loss)                                                                       $5,035         $(50,386)
                                                                                ===============  ===============

Net income (loss) per common share, basic and diluted:
Income before cumulative effect of change in accounting principle, net of tax             $.15             $.02
Cumulative effect of change in accounting principle, net of tax                                           (1.50)
                                                                                ---------------  ---------------
Net income (loss)                                                                         $.15           $(1.48)
                                                                                ===============  ===============

Common and common equivalent shares outstanding:
Basic and diluted                                                                       34,109           34,109
                                                                                ===============  ===============

See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)

                                         Common Stock           Accumulated
                                   -------------------------       Other
                                                               Comprehensive
                                          Additional              Income         Treasury
                       Number of           Paid-in   Retained   (Loss), Net       Stock     Comprehensive
                        Shares    Amount   Capital   Earnings      of Tax        At Cost       Income
                      ----------  ------  ---------- --------  --------------   ---------- ---------------

Balances,
  January 1, 2003        34,104    $382    $176,743   $75,411     $(2,130)      $(48,489)

Change in cumulative
  translation
  adjustment                                                          738                       $738
Net income                                              5,035                                  5,035
                        --------  ------  ---------   -------     -------       ---------    -------

Total comprehensive
  income                                                                                      $5,773
                                                                                              ======
Balances,
  March 31, 2003         34,104    $382    $176,743   $80,446     $(1,392)      $(48,489)
                                 ======    ========  ========     =======       ========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                                                        Three Months
                                                                                      Ended March 31,
                                                                                ------------------------------
                                                                                        2003             2002
                                                                                        ----             ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                                  $5,035         $(50,386)
   Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
       Cumulative effect of accounting change, net                                                     50,971
       Provision for deferred income taxes                                             2,052            2,061
       Depreciation and amortization, net                                              3,463            3,520
       Provisions for returns and doubtful accounts                                    1,242            1,321
       Loss on dispositions                                                               18
   Changes in certain assets and liabilities:
       Accounts receivable                                                            (6,047)         (22,391)
       Inventories                                                                   (15,342)          (9,034)
       Prepaid expenses and other current assets                                      (7,364)            (195)
       Accounts payable, accrued expenses and other current liabilities                7,642            6,269
                                                                                -------------  ---------------

           Net cash used in operating activities                                      (9,301)         (17,864)
                                                                                -------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                       (2,552)          (3,508)
   Proceeds from disposals of property, plant and equipment                               61              124
                                                                                -------------  ---------------

           Net cash used in investing activities                                      (2,491)          (3,384)
                                                                                -------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds (repayments) of borrowings from banks                                    (11,439)           7,984
   Repayments of long-term debt                                                         (311)
                                                                                -------------  ---------------

           Net cash provided by (used in) financing activities                       (11,750)           7,984
                                                                                -------------  ---------------

EFFECTS OF EXCHANGE RATES ON CASH                                                      3,119             (965)
                                                                                -------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (20,423)         (14,229)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       62,995           36,464
                                                                                -------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $42,572          $22,235
                                                                                =============  ===============

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

Net income (loss) per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income (loss) per common share – diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. All options were anti-dilutive as of March 31, 2003 and 2002.

The Company adopted Statement of Financial Accounting Standards ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. SFAS 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. The adoption of this Statement did not have a significant impact on the Company's condensed consolidated financial statements.

The Company adopted SFAS 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principles Board ("APB") Opinion 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information (see Note 3). SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method of APB Opinion 25, "Accounting for Stock Issued to Employees".

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and 2002, cash flows for the three months ended March 31, 2003 and 2002 and changes in shareholders' equity for the three months ended March 31, 2003. The December 31, 2002 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2002 and for the year then ended. The results for the three months ended March 31, 2003 are not necessarily indicative of the results for an entire year.

3.	Stock-based Compensation

The Company has three stock-based employee compensation plans. The Company has elected to follow the accounting provisions of APB Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under SFAS 148. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, (in thousands, except per share data):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 2003              2002
                                                                                 ----              ----
     Net income (loss) - as reported                                           $5,035          $(50,386)
     Stock-based employee compensation expense determined under fair
         value based method, net of related tax effects                           135               178
                                                                               ------         ---------
     Pro forma net income (loss)                                               $4,900          $(50,564)
                                                                               ======         =========

     Basic and diluted net income (loss) per common share:
     Net income (loss) - as reported                                             $.15            $(1.48)
                                                                                 ====           =======
     Net income (loss) - pro forma                                               $.14            $(1.48)
                                                                                 ====           =======

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                2003              2002
                                                                                ----              ----
                             Expected dividend yield                              0%                0%
                             Risk-free interest rate                            5.0%              5.6%
                             Expected volatility                               68.0%             71.0%
                             Expected life in years                             2.41              2.52
4.	Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Shareholders' Equity. For the three month periods, comprehensive income (loss) was $5,773,000 in 2003 and $(51,206,000) in 2002 net of tax effects on foreign currency translation adjustments of $(799,000) in 2003 and $744,000 in 2002.

5.	Business Combinations and Goodwill

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. SFAS 142 requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. With the adoption of SFAS 142, management determined that the carrying value of the Company was impaired in an amount greater than the carrying value of goodwill. As required by SFAS 142, the entire carrying value of goodwill was written off. This write-off, $68 million ($51 million or $1.50 per share, net of tax), was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Consolidated Statement of Operations for the year ended December 31, 2002. The adoption of SFAS 142 had no cash flow impact on the Company.

6.	Credit Facilities

The Company maintains a $70 million revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company's shares of stock in its domestic subsidiaries. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. As of March 31, 2003, availability under the agreement was $58.3 million, of which the Company may not draw $20 million through June 30, 2003. There were outstanding letters of credit of $7.3 million and there were no outstanding advances.

The Company also has a £15 million ($23.7 million at the March 31, 2003 exchange rate) multi-currency credit facility with a United Kingdom financial institution, which is available to its United Kingdom subsidiaries. The facility does not have a termination date, but may be canceled with six months notice beginning in December 2003. Borrowings under the facility are secured by certain assets of the Company's United Kingdom subsidiaries. At March 31, 2003 there were £5.2 million ($8.3 million) of borrowings outstanding under this line with interest payable at a rate of 5.69%.

7.	Guarantees

The Company has provided financial guarantees from time to time to a number of vendors on behalf of its 50%-owned joint venture (see Note 2) for trade obligations in the normal course of its business. The amount of such guarantees is limited to $7 million pursuant to the terms of the Company's revolving credit agreement. As of March 31, 2003 the amount of such guarantees totaled $0.8 million. The Company has not been required to perform on any of these guarantees and as a result, estimates that the fair value of these guarantees is minimal. Accordingly, the Company has recorded no liabilities for these guarantees at March 31, 2003.

8.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company's operations by geographic area was as follows:

                                                         Three Months Ended
                                                             March 31,
                                                             ---------
                                                         2003            2002
                                                         ----            ----
           Net Sales (in thousands):
           North America                               $259,831        $257,952
           Europe                                       166,630         154,308
                                                        -------         -------

           Consolidated                                $426,461        $412,260
                                                       ========        ========

           Revenues are attributed to countries based on location of selling subsidiary.

9.	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the required disclosures as of March 31, 2003. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities, as defined. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The only variable interest entity of the Company is a 50%-owned joint venture disclosed in Note 2. The Company is evaluating the impact of this Interpretation on its consolidated financial results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net sales for the three months ended March 31, 2003 increased 3.4% to $426.5 million compared to $412.3 million in the year-ago quarter. North American sales were $259.8 million, an increase of less than one percent from $258.0 million in the prior year. European sales increased 8% to $166.6 million (representing 39% of worldwide sales) compared to $154.3 million (37% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $24.5 million in 2003. Excluding the movements in foreign exchange rates, European sales would have decreased 7.9% from the prior year.

Gross profit was $70.0 million, or 16.4% of net sales, compared to $73.8 million, or 17.9% of net sales, in the year-ago quarter, a decrease of $3.9 million. The decline in the gross profit percentage was due to continued pricing pressure and changes in the mix of products sold.

Selling, general and administrative expenses for the quarter decreased $11.4 million or 15.7% to $61.3 million compared to $72.7 million in the first quarter of 2002. This decrease resulted from reduced advertising expenses and the elimination of consulting fees associated with information technology projects undertaken in the prior year. As a percentage of net sales, selling, general and administrative expenses were 14.4% compared to 17.6% in the year-ago quarter.

The Company had income from operations for the current quarter of $8.6 million compared to $1.0 million in the year-ago quarter. The Company had income from operations of $5.8 million in its North American operations in the current quarter compared to a loss from operations of $1.7 million last year. Income from operations in Europe was $2.8 million, compared to $2.7 million in the year-ago quarter.

Interest and other expense - net consists principally of interest expense. Interest expense increased in 2003 as a result of interest on long-term borrowings, partially offset by interest income on invested funds in the United States.

The effective income tax rate for the first quarter of 2003 was 39.7%, compared to 39.8% in the year ago period.

During the first half of 2002, the Company completed the transitional review for goodwill impairment required by SFAS 142. The review indicated that the entire carrying value of the goodwill recorded on the Company's Consolidated Balance Sheet was impaired as of January 1, 2002. Accordingly, the Company recorded a transitional impairment loss of $68 million ($51 million net of tax or a net loss per share of $1.50) as a cumulative effect of change in accounting principle in its Consolidated Statement of Operations for the year ended December 31, 2002.

As a result of the above, net income for the first quarter was $5.0 million, or $.15 per basic and diluted share, compared to a net loss of $50.4 million, or $1.48 per basic and diluted share, in the first quarter of 2002.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $42.6 million at March 31, 2003, a decrease of $20.4 million during the three-month period. For the three months ended March 31, 2003, the Company used cash in operating activities of $9.3 million compared to $17.9 million used in the year ago period. Cash was used in investing activities in 2003 ($2.6 million) and 2002 ($3.5 million) for the purchase of property, plant and equipment. Cash of $11.8 million was used in financing activities in 2003 to repay short-term bank borrowings and long-term debt. In 2002, $8 million of cash was provided by financing activities from bank borrowings.

The Company's working capital at March 31, 2003 was $141 million, an increase of $8 million from $133 million at the end of 2002, due principally to a $6 million increase in accounts receivable, a $16 million increase in inventories, a $5 million increase in prepaid expenses and other current assets and an $12 million decrease in amounts due to banks, offset by a $20 million decrease in cash and a $10 million increase in accounts payable and accrued expenses.

Under the Company's $70 million revolving credit agreement, which expires in June 2004, availability as of March 31, 2003 was $58.3 million, of which the Company may not draw $20 million through June 30, 2003. There were outstanding letters of credit of $7.3 million and there were no outstanding advances. Under the Company's £15 million ($23.7 million at the March 31, 2003 exchange rate) multi-currency United Kingdom credit facility, there were £5.2 million ($8.3 million) of borrowings outstanding as of March 31, 2003.

The Company has certain obligations with various parties that include commitments to make future payments. The Company's principal commitments at March 31, 2003 consisted of repayments of borrowings under its credit agreements and mortgages and obligations under operating leases for certain of its real property and equipment.

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

Some of the factors that may affect future results are discussed below.

•	The Company and the Company's customers are subject to global political, economic and market conditions, including military action and the threat of terrorism. The United States has been experiencing a prolonged economic downturn, which has now extended to Europe. The Company has yet to see significant improvement in economic conditions and cannot predict when improvements might occur. The Company's results have been and could continue to be adversely affected depending on the length and severity of the current economic downturn. The Company may experience a decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to economic conditions, the Company from time to time adjusts its cost structure to reduce spending where appropriate. A failure by the Company to reduce costs in a timely manner could adversely affect the Company's future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the Company's customers, causing them to limit their spending, would likely adversely affect the Company as well.

•	The Company's consolidated results of operations depends upon, among other things, its ability to maintain and increase sales volumes with existing customers, its ability to attract new customers and the financial condition of its customers. The Company cannot predict with any certainty whether it will be able to maintain or improve upon historical sales volumes with existing customers, or whether it will be able to attract new customers.

•	The Company may not be able to compete effectively with current or future competitors. The market for the Company's products and services is intensely competitive and subject to constant technological change. The Company expects this competition to further intensify in the future. Some competitors are large companies with greater financial, marketing and product development resources than the Company's. In addition, new competitors may enter the Company's key markets. This may place the Company at a disadvantage in responding to competitors' pricing strategies, technological advances and other initiatives, resulting in the Company's inability to maintain its gross margins in the future.

•	In many cases the Company's products compete directly with those offered by other manufacturers and distributors. If any of the Company's competitors were to develop products or services that are more cost-effective or technically superior, demand for the Company's product offerings could decrease.

•	The Company purchases certain materials and components for its products from various suppliers, some of which are located outside of the U.S. Any loss of, or interruption of supply from key suppliers may require the Company to find new suppliers. This could result in production or development delays while new suppliers are located, which could substantially impair operating results.

•	The Company's PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers. Although the Company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components was to increase significantly, operating costs and expenses could be adversely affected.

•	A significant portion of the Company's revenues are derived from the sale of products manufactured using licensed patents, software and/or technology. Failure to renew these licenses on favorable terms or at all could force the Company to stop manufacturing and distributing these products and the Company's financial condition could be adversely affected.

•	The Company's inventory is subject to risk due to technological change and changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the Company's results of operations.

•	The Company currently has operations located in nine countries outside the United States, and non-U.S. sales accounted for 40% of the Company's revenue during the first quarter of 2003. The Company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

•	It is the policy of the Company to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers' compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although the Company believes that its insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation and large losses could materially affect the Company's insurance obligations and future expense.

•	The Company maintains credit facilities in the United States and in the United Kingdom. If the Company is unable to renew or replace these facilities at maturity, its liquidity and capital resources may be adversely affected. However, the Company has no reason to believe that it will not be able to renew its facilities.

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

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect Systemax's sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. The Company may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2003 the Company had no outstanding forward exchange contracts.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's variable rate debt. In connection with the term loan agreement entered into in the United Kingdom, effective April 30, 2002 the Company entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. At March 31, 2003 the notional amount of the interest rate collar was £6.4 million ($10.2 million) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005.

Item 4.  Controls andProcedures

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits.

3.1	Composite Certificate of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

3.2	By-laws of Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on February 28, 2003 regarding the Company's financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 14, 2003	By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer

CERTIFICATION UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard Leeds, Chief Executive Officer of Systemax Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Systemax Inc. (the "registrant");

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

/s/ RICHARD LEEDS
Richard Leeds, Chief Executive Officer

CERTIFICATION UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven M. Goldschein, Chief Financial Officer of Systemax Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Systemax Inc. (the "registrant");

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

/s/ STEVEN M. GOLDSCHEIN
Steven M. Goldschein, Chief Financial Officer