Form 10-Q
period 2003-06-30
SYSTEMAX INC
filed 2003-08-14
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

The number of shares outstanding of the registrant's Common Stock as of August 4, 2003 was 34,121,382.

PART I - FINANCIAL INFORMATION
Item 1.Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                                  June 30,     December 31,
                                                                                     2003          2002
                                                                                ----------     ------------
                                                                                (Unaudited)
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                                   $52,255          $62,995
      Accounts receivable, net                                                    142,698          148,554
      Inventories                                                                 105,689           98,401
      Prepaid expenses and other current assets                                    26,449           31,343
      Deferred income tax benefits                                                  7,525            9,073
                                                                                 ---------        ---------
           Total current assets                                                   334,616          350,366

   PROPERTY, PLANT AND EQUIPMENT, net                                              69,469           71,133
   DEFERRED INCOME TAX BENEFITS                                                    13,384           15,100
   OTHER ASSETS                                                                       444            1,305
                                                                                 ---------        ---------
              TOTAL                                                              $417,913         $437,904
                                                                                 =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
   CURRENT LIABILITIES:
      Amounts due to banks                                                        $14,175          $21,211
      Accounts payable                                                            130,558          131,510
      Accrued expenses and other current liabilities                               46,678           64,349
                                                                                 ---------        ---------
          Total current liabilities                                               191,411          217,070
                                                                                 ---------        ---------
   LONG-TERM DEBT                                                                  17,114           17,519
   OTHER LIABILITIES                                                                1,799            1,398

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
   Common stock, par value $.01 per share, authorized 150 million shares,
       issued 38,231,990 shares; outstanding 34,114,943 and 34,104,290 shares         382              382
   Additional paid-in capital                                                     176,653          176,743
   Accumulated other comprehensive income (loss)                                      336           (2,130)
   Retained earnings                                                               78,582           75,411
                                                                                 ---------        ---------
                                                                                  255,953          250,406
                                                                                 ---------        ---------
   Less: common stock in treasury at cost - 4,117,047 and 4,127,700 shares         48,364           48,489
                                                                                 ---------        ---------
                        Total shareholders' equity                                207,589          201,917
                                                                                 ---------        ---------
                TOTAL                                                            $417,913         $437,904
                                                                                 =========        =========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                                            Six Months Ended            Three Months Ended
                                                               June 30,                    June 30,
                                                         -----------------------  ---------------------------
                                                             2003       2002           2003         2002
                                                         ---------  ------------  -------------  ------------
Net sales                                                $815,259      $776,031       $388,798      $363,771
Cost of sales                                             679,256       640,244        325,273       301,832
                                                         ---------  ------------  -------------  ------------
Gross profit                                              136,003       135,787         63,525        61,939
Selling, general & administrative expenses                125,483       134,408         61,682        61,678
Restructuring and other expenses                              112        14,736                       14,603
Goodwill impairment                                         2,560                        2,560
                                                         ---------  ------------  -------------  ------------
Income (loss) from operations                               7,848       (13,357)          (717)      (14,342)
Interest and other expense, net                               533           240            319           227
                                                         ---------  ------------  -------------  ------------
Income (loss) before income taxes                           7,315       (13,597)        (1,036)      (14,569)
Provision (benefit) for income taxes                        4,144        (5,355)           828        (5,742)
                                                         ---------  ------------  -------------  ------------
Income (loss) before cumulative effect of change in         3,171        (8,242)        (1,864)       (8,827)
accounting principle, net of tax
Cumulative effect of change in accounting principle,
net of tax                                                              (50,971)
                                                         ---------  ------------- -------------- -------------
Net income (loss)                                          $3,171      $(59,213)       $(1,864)      $(8,827)
                                                         =========  ============  =============  ============

Net income (loss) per common share, basic and diluted:
Before cumulative effect of change in accounting
principle, net of tax                                        $.09         $(.24)         $(.05)        $(.26)
Cumulative effect of change in accounting principle,
net of tax                                                                (1.50)
                                                         ---------  ------------  -------------  ------------
Net income (loss)                                            $.09        $(1.74)         $(.05)        $(.26)
                                                         =========  ============  =============  ============

Weighted average common and common equivalent shares:
Basic                                                      34,106        34,104         34,108        34,104
                                                         =========  ============  =============  ============
Diluted                                                    34,312        34,104         34,108        34,104
                                                         =========  ============  =============  ============

See notes to condensed consolidated financial statements

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)

                                       Common  Stock                             Accumulated
                                  -----------------------                         Other
                                                         Additional               Comprehensive   Treasury  Comprehensive
                                  Number of               Paid-in     Retained  Income (Loss),    Stock       Income,
                                    Shares     Amount     Capital     Earnings    Net of Tax     At Cost     Net of Tax
                                  ----------- --------- -----------   ----------  -------------  ---------  ------------

Balances January 1, 2003           34,104       $382    $176,743       $75,411   $(2,130)       $(48,489)

Exercise of stock options              11                    (90)                                    125
Change in cumulative translation                                                   2,466                      $2,466
  adjustment
Net income                                                               3,171                                 3,171
                                   -------      -----  ----------      --------   --------      -----------

Total comprehensive income                                                                                    $5,637

Balances June 30, 2003             34,115       $382    $176,653       $78,582     $ 336        $(48,364)
                                   ========     =====  ==========      ========   ========      ===========

See notes to condensed consolidated financial statements.

Systemax Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                                                    Six Months Ended June 30,
                                                                                 --------------------------------
                                                                                        2003           2002
                                                                                 ---------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                                  $3,171        $(59,213)
   Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
       Cumulative effect of change in accounting principle, net of tax                                50,971
       Goodwill impairment                                                             2,560
       Provision for deferred income taxes                                             1,304
       Depreciation and amortization, net                                              6,768           6,859
       Provisions for returns and doubtful accounts                                    1,399           2,435
       Loss on dispositions                                                               24          14,226
   Changes in certain assets and liabilities:
       Accounts receivable                                                             9,849         (13,565)
       Inventories                                                                    (5,596)          8,924
       Prepaid expenses and other current assets                                       9,005          (7,775)
       Accounts payable, accrued expenses and other current liabilities              (24,094)        (11,020)
                                                                                 ---------------  ---------------
           Net cash provided by (used in) operating activities                         4,390          (8,158)
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                       (4,230)         (9,340)
   Proceeds from disposals of property, plant and equipment                               61             286
   Purchase of minority interest                                                      (2,560)
                                                                                 ---------------  ---------------
           Net cash used in investing activities                                      (6,729)         (9,054)
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds (repayments) of borrowings from banks                                     (7,409)         11,814
   Proceeds of mortgage borrowing                                                                      8,500
   Repayments of long-term debt                                                         (625)
   Exercise of stock options                                                              35
                                                                                 ---------------  ---------------
           Net cash provided by (used in) financing activities                        (7,999)         20,314
                                                                                 ---------------  ---------------

EFFECTS OF EXCHANGE RATES ON CASH                                                       (402)          2,496
                                                                                 ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (10,740)          5,598

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       62,995          36,464
                                                                                 ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $52,255         $42,062
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

The accompanying condensed consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Systemax”). All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for the Company’s investment in a 50%-owned joint venture, over which the Company exercises significant influence. The results of operations of this investee are not material to the results of operations of the Company. The joint venture brokers paper, a significant portion of which is used by the Company in printing its catalogs.

Net income (loss) per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income (loss) per common share – diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company are reflected in net income (loss) per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The following stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect:

                               Six Months Ended June 30,     Three Months Ended June 30,
                               -------------------------     ---------------------------
                                2003          2002            2002              2003
                                ----          ----            ----              ----
                             1,277,000       922,000        693,000         1,007,000
For periods that result in a net loss, potential dilutive securities are excluded from the computation of net loss per common share - diluted.

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

The Company adopted SFAS 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principles Board ("APB") Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information (see Note 3). SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method of APB Opinion 25, "Accounting for Stock Issued to Employees."

The Company adopted Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction of cost of sales unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. The Company provides advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. As a result of prospectively adopting EITF 02-16, the Company has recorded $2.5 million for the three months ended June 30, 2003 and $5.7 million for the six months ended June 30, 2003 of vendor consideration as a reduction of cost of sales. Adopting EITF 02-16 had no impact on income (loss) from operations, as the vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002, cash flows for the six months ended June 30, 2003 and 2002 and changes in shareholders' equity for the six months ended June 30, 2003. The December 31, 2002 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2002 and for the year then ended. The results for the six months ended June 30, 2003 are not necessarily indicative of the results for an entire year.

3.	Stock-based Compensation

The Company has three stock-based employee compensation plans. The Company has elected to follow the accounting provisions of APB Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under SFAS 148. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, (in thousands, except per share data):

                                                                       Six Months Ended            Three Months Ended
                                                                            June 30,                   June 30,
                                                                            -------                     --------
                                                                       2003           2002         2003          2002
                                                                       ----           ----         ----          ----
          Net income (loss) - as reported                            $3,171      $(59,213)     $(1,864)      $(8,827)
          Stock-based employee compensation expense determined
              under fair value based method, net of related             259            356          124           178
              tax effects                                            ------      ---------     --------      --------
          Pro forma net income (loss)                                $2,912       $(59,569)     $(1,988)      $(9,005)
                                                                     ======      ==========    =========     ========

          Net income (loss) per common share:
          Basic:
          Net income (loss) - as reported                              $.09        $(1.74)       $(.05)        $(.26)
                                                                       ----        -------       ------       -------
          Net income (loss) - pro forma                                $.09        $(1.74)       $(.05)        $(.26)
                                                                       ----        -------       ------       -------
          Diluted:
          Net income (loss) - as reported                              $.09        $(1.75)       $(.06)        $(.26)
                                                                       ----        -------       ------       -------
          Net income (loss) - pro forma                                $.08        $(1.75)       $(.06)        $(.26)
                                                                       ----        -------       ------       -------
The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                              2003             2002
                                                                              ----             ----
                                          Expected dividend yield               0%               0%
                                          Risk-free interest rate             5.0%             5.6%
                                          Expected volatility                68.0%            71.0%
                                          Expected life in years             2.35             2.52
4.	Comprehensive Income

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Stockholders’ Equity. For the six month periods ended June 30, comprehensive income (loss) was $5,637,000 in 2003 and $(55,513,000) in 2002 net of tax effects on foreign currency translation adjustments of $(1,961,000) in 2003 and $(2,047,000) in 2002. For the three month periods ended June 30, comprehensive loss was $136,000 in 2003 and $4,307,000 in 2002, net of tax effects on foreign currency translation adjustments of $(1,162,000) in 2003 and $(2,791,000) in 2002.

5.	Business Combinations and Goodwill

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. SFAS 142 requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. With the adoption of SFAS 142, management determined that the carrying value of the Company was impaired in an amount greater than the carrying value of goodwill at the date of adoption. As required by SFAS 142, the entire carrying value of goodwill was written off. This write-off, $68 million ($51 million or $1.50 per share, net of tax), was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Consolidated Statement of Operations for the year ended December 31, 2002. The adoption of SFAS 142 had no cash flow impact on the Company.

During the second quarter of 2003, the Company purchased the minority ownership of its Netherlands subsidiary pursuant to the terms of the original purchase agreement for $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with SFAS 142.

6.	Credit Facilities

The Company maintains a $70 million revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company’s shares of stock in its domestic subsidiaries. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of June 30, 2003. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. As of June 30, 2003, availability under the agreement was $52.1 million. There were outstanding letters of credit of $7.2 million and there were no outstanding advances.

The Company also has a £15 million ($24.75 million at the June 30, 2003 exchange rate) multi-currency credit facility with a United Kingdom financial institution, which is available to its United Kingdom subsidiaries. The facility does not have a termination date, but may be canceled with six months notice beginning in December 2003. Borrowings under the facility are secured by certain assets of the Company’s United Kingdom subsidiaries. At June 30, 2003 there were £7.8 million ($12.9 million) of borrowings outstanding under this line with interest payable at a rate of 5.25%.

7.	Guarantees

The Company has provided financial guarantees from time to time to a number of vendors on behalf of its 50%-owned joint venture (see Note 2) for trade obligations in the normal course of its business. The amount of such guarantees is limited to $7 million pursuant to the terms of the Company’s revolving credit agreement. As of June 30, 2003 the amount of such guarantees totaled $0.8 million. The Company has not been required to perform on any of these guarantees and, as a result, estimates that the fair value of these guarantees is minimal. Accordingly, the Company has recorded no liabilities for these guarantees at June 30, 2003.

8.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company’s operations by geographic area was as follows:

                                                 Six Months Ended            Three Months Ended
                                                    June 30,                      June 30,
                                               2003          2002           2003          2002
                                               ----          ----           ----          ----
              Net Sales (in thousands):
              North America                   $500,332      $484,604       $240,501      $226,652
              Europe                           314,927       291,427        148,297       137,119
                                              --------      --------       --------      --------
              Consolidated                    $815,259      $776,031       $388,798      $363,771
                                              ========      ========       ========      ========

              Revenues are attributed to countries based on location of selling subsidiary.
9.	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the required disclosures as of June 30, 2003. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), "Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities, as defined. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The only variable interest entity of the Company is a 50%-owned joint venture disclosed in Note 2, which the Company has determined would not change the current reporting entity or require the additional disclosure outlined in FIN 46.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies SFAS 133 for the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact on its consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net sales for the three months ended June 30, 2003 were $388.8 million, an increase of 6.9% compared to $363.8 million in the year-ago quarter. North American sales increased 6.1%, to $240.5 million, from $226.7 million in the prior year. European sales increased 8.2% to $148.3 million (representing 38.1% of worldwide sales) compared to $137.1 million (37.7% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $22.9 million in 2003. Excluding the movements in foreign exchange rates, European sales would have decreased 8.5% from the prior year. Sales in Europe were adversely affected by weak economies. North American sales benefited from increased sales to consumers, which were partially offset by decreased sales to corporate customers as a result of continued sluggish economic conditions.

Gross profit was $63.5 million, or 16.3% of net sales, compared to $61.9 million, or 17.0% of net sales, in the year-ago quarter, an increase of $1.6 million. As a result of adopting Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, $3.2 million of vendor consideration was recorded as a reduction of cost of sales in the second quarter of 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 15.5% in the second quarter of 2003 compared to 17.0% in the prior year. This decline in gross profit was due to continued pricing pressure resulting from the weak market demand and a change in the mix of products sold. The non-GAAP gross profit margin has been included here to provide comparability to the prior year.

Selling, general and administrative expenses for the quarter were $61.7 million, unchanged from the second quarter of 2002. Reduced advertising expenses and the reduction of consulting fees associated with information technology projects undertaken in the prior year were offset by the effect of adopting EITF 02-16. As a percentage of net sales, selling, general and administrative expenses were 15.9% compared to 17.0% in the year-ago quarter.

During the second quarter of 2003, the Company purchased the minority ownership of its Netherlands subsidiary pursuant to the terms of the original purchase agreement for $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with Statement of Financial Accounting Standard (“SFAS”) 142. During the second quarter of 2002 the Company recorded a non-recurring write-off of $13.2 million resulting from the Company’s decision to discontinue development of internal-use computer software. Also during 2002, in connection with the completion of construction of a new facility in the United Kingdom, the Company implemented a plan to consolidate the activities of its three United Kingdom locations into the new facility. The Company incurred $1.4 million of costs associated with the plan during the second quarter of 2002.

The Company had a loss from operations for the current quarter of $0.7 million compared to a loss from operations of $14.3 million in the second quarter of 2002. The Company had income from operations of $1.3 million in its North American operations in the current quarter compared to a loss from operations of $14.9 million last year. In Europe, the Company had a loss from operations of $2.0 million in the current quarter, including the goodwill impairment write-off of $2.6 million, compared to income from operations of $0.6 million in the second quarter of 2000.

Interest and other expense - net consists principally of interest expense. Interest expense of $0.5 million fro the current quarter increased from $0.3 million in the second quarter of 2002 as a result of increased interest on short-term borrowings, partially offset by interest income on invested funds.

As a result of the goodwill impairment write-off, which is not deductible for tax purposes, the Company had a loss before income taxes with an income tax expense of $828,000 in the second quarter of 2003. In the second quarter of 2002, the Company had an income tax benefit with an effective tax rate of 39.4%.

As a result of the above, the net loss for the second quarter was $1.9 million, or $.05 per basic and diluted share, compared to a net loss of $8.8 million, or $.26 per basic and diluted share, in the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net sales for the six months ended June 30, 2003 increased 5.1% to $815.3 million compared to $776.0 million in the year-ago period. North American sales were $500.3 million, a 3.2% increase from last year’s $484.6 million. European sales increased 8.1% to $314.9 million for the first six months of 2003 (representing 38.6% of worldwide sales) compared to $291.4 million (representing 37.6% of worldwide sales) in the year-ago six-month period. Movements in foreign exchange rates positively impacted European sales for the first six months of 2003 by approximately $47.3 million. Excluding the movements in foreign exchange rates, European sales would have decreased 8.2% from the prior year. The increase in North American sales resulted from increased sales to consumer customers, and was partially offset by continued weakness in demand for information technology products by corporate customers. European sales were lower in local currencies as a result of market conditions similar to those in North America.

Gross profit was $136.0 million, or 16.7% of net sales, compared to $135.8 million, or 17.5% of net sales, in the year-ago period, an increase of $0.2 million.  As a result of adopting EITF 02-16, $5.7 million of vendor consideration was recorded as a reduction of cost of sales in the first half of 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 16.0% in the first half of 2003 compared to 17.5% in the first half of 2002. The decline in gross profit was due to continued pricing pressure resulting from the weak market demand and a change in the mix of products sold. The non-GAAP gross profit margin has been included here to provide comparability to the prior year.

Selling, general and administrative expenses for the six months decreased by $8.9 million or 6.6% to $125.5 million compared to $134.4 million in the first half of 2002. This decrease resulted from decreased television advertising expenses related to sales of the Company’s PCs, reductions in catalog spending and lower costs associated with e-commerce and information system applications, offset by the effects of the adoption of EITF 02-16, which resulted in the reclassification of $5.7 million of vendor consideration as a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. As a percentage of sales, these expenses were 15.4% (14.7% on a non-GAAP basis before the adoption of EITF 02-16) compared to 17.3% in the year-ago period.

During the second quarter of 2003, the Company purchased the minority ownership of its Netherlands subsidiary pursuant to the terms of the original purchase agreement for $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with SFAS 142. During the second quarter of 2002 the Company recorded a non-recurring write-off of $13.2 million resulting from the Company’s decision to discontinue development of internal-use computer software. Also during 2002, in connection with the completion of construction of a new facility in the United Kingdom, the Company implemented a plan to consolidate the activities of its three United Kingdom locations into the new facility. The Company incurred $1.5 million of costs associated with the plan during the first half of 2002.

The Company had income from operations for the current six month period of $7.8 million compared to a loss from operations of $13.4 million in the year-ago period. The Company had income from operations of $7.1 million in its North American operations in the current six month period compared to a loss from operations of $16.7 million last year. European income from operations was $0.7 million, a decrease of $2.6 million from $3.3 million in the year-ago period.

Interest and other expense - net consists principally of interest expense. Interest expense increased in 2003 as a result of increased borrowings and lower interest rates on invested cash.

Income taxes consist of a $4.1 million tax provision in the first six months of 2003 compared to a $5.4 million tax benefit for the comparable period in 2002. The effective tax rates were 56.7% in 2003 and 39.4% in 2002. The increase in the effective tax rate in 2003 is due to the non-deductible goodwill impairment write-off and a change in the geographic distribution of pre-tax income.

During the first half of 2002, the Company completed the transitional review for goodwill impairment required by SFAS 142. The review indicated that the entire carrying value of the goodwill recorded on the Company’s Consolidated Balance Sheet was impaired as of January 1, 2002. Accordingly, the Company recorded a transitional impairment loss of $68 million ($51 million net of tax or a net loss per share of $1.50) as a cumulative effect of change in accounting principle in its Consolidated Statement of Operations for the year ended December 31, 2002.

As a result of the above, net income for the first six months of 2003 was $3.2 million, or $.09 per basic and diluted share, compared to a net loss of $59.2 million, or $1.74 per basic and diluted share, in the year ago period.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $52.3 million at June 30, 2003, a decrease of $10.7 million since December 31, 2002. For the six months ended June 30, 2003, $4.4 million of cash was provided by operating activities compared to $8.2 million used in the year-ago period. In the first half of 2003, $6.7 million of cash was used in investing activities, principally for the purchase of property, plant and equipment ($4.2 million) and the acquisition of the minority interest in the Company’s Netherlands subsidiary ($2.6 million). In the first half of 2002, $9.1 million of cash was used in investing activities for the purchase of property, plant and equipment. Cash of $8.0 million was used in financing activities in 2003 to repay short-term bank borrowings and long-term debt. In the first half of 2002, $20.3 million of cash was provided by financing activities from bank borrowings.

The Company’s working capital at June 30, 2003 was $143 million, an increase of $10 million from $133 million at the end of 2002, due principally to a $7 million increase in inventories, a $7 million decrease in amounts due to banks and a $19 million decrease in accounts payable and accrued expenses, offset by an $11 million decrease in cash, a $6 million decrease in accounts receivable and a $6 million decrease in prepaid expenses and other current assets.

Under the Company’s $70 million revolving credit agreement, which expires in June 2004, availability as of June 30, 2003 was $52.1 million. There were outstanding letters of credit of $7.2 million and there were no outstanding advances. The Company has initiated discussions with its lenders and expects to extend the agreement for an additional year. Under the Company’s £15 million ($24.75 million at the June 30, 2003 exchange rate) multi-currency United Kingdom credit facility, there were £7.8 million ($12.9 million) of borrowings outstanding as of June 30, 2003.

The Company has certain obligations with various parties that include commitments to make future payments. The Company’s principal commitments at June 30, 2003 consisted of repayments of borrowings under its credit agreements and mortgages and obligations under operating leases for certain of its real property and equipment.

Off-balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

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

Some of the factors that may affect future results are discussed below.

•	The Company and the Company’s customers are subject to global political, economic and market conditions, including military action and the threat of terrorism. The United States has been experiencing a prolonged economic downturn, which has now extended to Europe. The Company has yet to see significant improvement in economic conditions and cannot predict when improvements might occur. The Company’s results have been and could continue to be adversely affected depending on the length and severity of the current economic downturn. The Company may experience a decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to economic conditions, the Company from time to time adjusts its cost structure to reduce spending where appropriate. A failure by the Company to reduce costs in a timely manner could adversely affect the Company’s future operating results. In addition, notwithstanding such cost control measures, a decline in the economy that adversely affects the Company’s customers, causing them to limit their spending, would likely adversely affect the Company as well.

•	The Company’s consolidated results of operations depends upon, among other things, its ability to maintain and increase sales volumes with existing customers, its ability to attract new customers and the financial condition of its customers. The Company cannot predict with any certainty whether it will be able to maintain or improve upon historical sales volumes with existing customers, or whether it will be able to attract new customers.

•	The Company may not be able to compete effectively with current or future competitors. The market for the Company’s products and services is intensely competitive and subject to constant technological change. The Company expects this competition to further intensify in the future. Some competitors are large companies with greater financial, marketing and product development resources than the Company’s. In addition, new competitors may enter the Company’s key markets. This may place the Company at a disadvantage in responding to competitors' pricing strategies, technological advances and other initiatives, resulting in the Company’s inability to maintain its gross margins in the future.

•	In many cases the Company’s products compete directly with those offered by other manufacturers and distributors. If any of the Company’s competitors were to develop products or services that are more cost-effective or technically superior, demand for the Company’s product offerings could decrease.

•	The Company purchases certain materials and components for its products from various suppliers, some of which are located outside of the U.S. Any loss of, or interruption of supply from key suppliers may require the Company to find new suppliers. This could result in production or development delays while new suppliers are located, which could substantially impair operating results.

•	The Company’s PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers. Although the Company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components was to increase significantly, operating costs and expenses could be adversely affected.

•	A significant portion of the Company’s revenues are derived from the sale of products manufactured using licensed patents, software and/or technology. Failure to renew these licenses on favorable terms or at all could force the Company to stop manufacturing and distributing these products and the Company’s financial condition could be adversely affected.

•	The Company’s inventory is subject to risk due to technological change and changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the Company’s results of operations.

•	The Company currently has operations located in nine countries outside the United States, and non-U.S. sales accounted for 40% of the Company’s revenue during the six months ended June 30, 2003. The Company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

•	It is the policy of the Company to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers' compensation, comprehensive general liability and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although the Company believes that its insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation and large losses could materially affect the Company's insurance obligations and future expense.

•	The Company maintains credit facilities in the United States and in the United Kingdom. If the Company is unable to renew or replace these facilities at maturity, its liquidity and capital resources may be adversely affected. However, the Company has no reason to believe that it will not be able to renew its facilities.

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

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect Systemax’s sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. The Company may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2003 the Company had no outstanding forward exchange contracts.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s variable rate debt. In connection with the term loan agreement entered into in the United Kingdom, effective April 30, 2002 the Company entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. At June 30, 2003 the notional amount of the interest rate collar was £6.1 million ($10.1 million) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005.

Item 4.	Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer for the period ended June 30, 2003. The Chief Executive Officer and Chief Financial Officer have concluded, based on their review, that the company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the company’s internal controls over financial reporting or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Systemax Inc. v. Trigyn Technologies Inc. In June 2002 the Company filed a complaint in the U. S. District Court for the Eastern District of New York against the software developers of a new customer order management software system that was being written for the Company’s internal use, seeking restitution of all payments and other damages. The software developers filed an answer denying the Company’s allegations and alleging certain counterclaims. On August 14, 2003, the parties entered into a settlement agreement with respect to their claims. The specific terms of the settlement agreement are confidential; however, none of the terms is expected by management to have a material effect on the business or the consolidated financial statements of the Company.

Item 4.	Submission of Matters to a Vote of Security-Holders.

The annual meeting of the stockholders of the Company was held on May 20, 2003. Each of the seven candidates for the position of director (Richard Leeds, Bruce Leeds, Robert Leeds, Robert Dooley, Robert D. Rosenthal, Stacy S. Dick and Ann R. Leven) was re-elected.

The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

1. Director election:

           Richard Leeds

                For: 33,459,413
                Withhold Authority: 213,257

           Bruce Leeds

                For: 33,459,628
                Withhold Authority: 237,042

           Robert Leeds

                For: 33,633,828
                Withhold Authority: 62,842

           Robert Dooley
                For: 33,633,828
                Withhold Authority: 62,842

           Robert D.Rosenthal

                For: 33,633,613
                Withhold Authority: 63,057

           Stacy S. Dick

                For: 33,633,728
                Withhold Authority: 62,942

           Ann R. Leven
                For: 33,633,828
Withhold Authority: 62,842

2.	Ratification of the appointment of Deloitte & Touche LLP as Independent Auditors for the Fiscal Year ending December 31, 2003: For: 33,674,131 Against: 12,979 Abstain: 9,560

Item 6.	Exhibits

(a)	Exhibits

3.1	Composite Certificate of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

3.2	By-laws of Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052).

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on May 2, 2003 regarding the Company's financial results for the first quarter ended March 31, 2003.

(ii) A report on Form 8-K was filed by the Company on June 4, 2003 regarding an amendment to the Company's 1999 Long-term Stock Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31	Certifications of the Chief Exeuctive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Exeuctive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002