Form 10-Q
period 2003-09-30
SYSTEMAX INC
filed 2003-11-13
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares outstanding of the registrant's Stock as of November 7, 2003 was 34,282,268.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Systemax Inc. Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                                      September 30,     December 31,
                                                                                           2003             2002
                                                                                      -------------     ------------
                                                                                      (Unaudited)
ASSETS:
   CURRENT ASSETS:
      Cash and cash equivalents                                                         $45,481          $62,995
      Accounts receivable, net                                                          150,515          148,554
      Inventories                                                                       111,154           98,401
      Prepaid expenses and other current assets                                          30,421           31,343
      Deferred income tax benefits                                                        9,718            9,073
                                                                                       ---------        ---------
           Total current assets                                                         347,289          350,366

   PROPERTY, PLANT AND EQUIPMENT, net                                                    68,729           71,133
   DEFERRED INCOME TAX BENEFITS                                                          13,897           15,100
   OTHER ASSETS                                                                           1,815            1,305
                                                                                       ---------        ---------
           TOTAL                                                                       $431,730         $437,904
                                                                                       =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
   CURRENT LIABILITIES:
      Short-term borrowings, including current portions of long-term debt               $15,730          $21,211
      Accounts payable                                                                  131,095          131,510
      Accrued expenses and other current liabilities                                     53,330           64,349
                                                                                       ---------        ---------
           Total current liabilities                                                    200,155          217,070
                                                                                       ---------        ---------
   LONG-TERM DEBT                                                                        17,899           17,519
   OTHER LIABILITIES                                                                      2,125            1,398

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
     Common stock, par value $.01 per share, authorized 150 million shares,
       issued 38,231,990 shares; outstanding 34,278,953 and 34,104,290 shares               382              382
     Additional paid-in capital                                                         176,009          176,743
     Accumulated other comprehensive income (loss)                                        1,108           (2,130)
     Retained earnings                                                                   80,489           75,411
                                                                                       ---------        ---------
                                                                                        257,988          250,406
                                                                                       ---------        ---------
     Less: common stock in treasury at cost - 3,953,037 and 4,127,700 shares             46,437           48,489
                                                                                       ---------        ---------
           Total shareholders' equity                                                   211,551          201,917
                                                                                       ---------        ---------
           TOTAL                                                                       $431,730         $437,904
                                                                                       =========        =========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                                            Nine Months Ended            Three Months Ended
                                                              September 30,                 September 30,
                                                        ---------------------------  ---------------------------
                                                            2003           2002           2003          2002
                                                        ------------  -------------  -------------  ------------
Net sales                                                $1,220,270     $1,148,170       $405,011     $372,139
Cost of sales                                             1,017,156        949,657        337,900      309,413
                                                        ------------  -------------  -------------  ------------
Gross profit                                                203,114        198,513         67,111       62,726
Selling, general & administrative expenses                  190,305        194,440         64,822       60,032
Restructuring and other expenses                             (1,160)        15,846         (1,272)       1,110
Goodwill impairment                                           2,560
                                                        ------------  -------------  -------------  ------------
Income (loss) from operations                                11,409        (11,773)         3,561        1,584
Interest and other expense, net                               1,075             921           542          681
                                                        ------------  -------------  -------------  ------------
Income (loss) before income taxes                            10,334        (12,694)         3,019          903
Provision (benefit) for income taxes                          5,256         (3,725)         1,112        1,630
                                                        ------------  -------------  -------------  ------------
Income (loss) before cumulative effect of change              5,078         (8,969)         1,907         (727)
   in accounting principle, net of tax
Cumulative effect of change in accounting principle,
   net of tax                                                              (50,971)
                                                        ------------  -------------  -------------  ------------
Net income (loss)                                            $5,078       $(59,940)        $1,907        $(727)
                                                        ============  =============  =============  ============

Net income (loss) per common share, basic:
Before cumulative effect of change in accounting
   principle, net of tax                                       $.15          $(.26)          $.06        $(.02)
Cumulative effect of change in accounting principle,
   net of tax                                                                (1.50)
                                                        ------------  -------------  -------------  ------------
Net income (loss)                                              $.15         $(1.76)          $.06        $(.02)
                                                        ============  =============  =============  ============
Net income (loss) per common share, diluted:

Before cumulative effect of change in accounting
   principle, net of tax                                       $.15          $(.26)          $.05        $(.02)
Cumulative effect of change in accounting principle,
   net of tax                                                                (1.50)
                                                        ------------  -------------  -------------  ------------
Net income (loss)                                              $.15         $(1.76)          $.05        $(.02)
                                                        ============  =============  =============  ============

Weighted average common and common equivalent shares:
   Basic                                                     34,124         34,104         34,159       34,104
                                                        ============  =============  =============  ============
   Diluted                                                   34,672         34,104         35,128       34,104
                                                        ============  =============  =============  ============

See notes to condensed consolidated financial statements

Systemax Inc. Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)

                                     Common Stock                               Accumulated
                                  -------------------                              Other
                                                       Additional               Comprehensive  Treasury   Comprehensive
                                  Number of             Paid-in      Retained  Income (Loss),   Stock,      Income,
                                    Shares    Amount    Capital      Earnings    Net of Tax     At Cost    Net of Tax
                                  ------------------- -----------   ---------  -------------- ---------- ----------------

Balances January 1, 2003           34,104     $382    $176,743       $75,411      $(2,130)     $(48,489)

Exercise of stock options             175                 (734)                                   2,052
Change in cumulative translation                                                    3,238                   $3,238
  adjustment
Net income                                                             5,078                                 5,078
                                   ------   -----      -------        -------     --------       --------   --------
Total comprehensive income                                                                                  $8,316
                                                                                                            ========
Balances September 30, 2003        34,279     $382    $176,009       $80,489      $ 1,108      $(46,437)
                                   ======     ====    ========       =======      =======      =========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                                                   Nine Months Ended September
                                                                                               30,
                                                                                 --------------------------------
                                                                                         2003             2002
                                                                                 ---------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                                   $5,078        $(59,940)
   Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
       Cumulative effect of change in accounting principle, net of tax                                 50,971
       Goodwill impairment                                                              2,560
       Provision for deferred income taxes                                             (1,941)         (2,931)
       Depreciation and amortization                                                    9,995          10,194
       Provisions for returns and doubtful accounts                                     3,627           3,718
       Loss on dispositions                                                               132          14,280
   Changes in certain assets and liabilities:
       Accounts receivable                                                                764         (12,210)
       Inventories                                                                    (10,509)          1,246
       Prepaid expenses and other current assets                                        6,378         (12,031)
       Accounts payable, accrued expenses and other current liabilities               (15,695)         (6,146)
                                                                                 ---------------  ---------------
           Net cash provided by (used in) operating activities                            389         (12,849)
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                        (6,597)        (14,084)
   Proceeds from disposals of property, plant and equipment                                90             434
   Purchase of minority interest                                                       (2,560)
                                                                                 ---------------  ---------------
           Net cash used in investing activities                                       (9,067)        (13,650)
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds (repayments) of borrowings from banks                                      (6,263)         19,044
   Issuance of long-term borrowings and capital lease obligations                       1,330           8,500
   Repayments of long-term debt and capital lease obligations                            (938)
   Exercise of stock options                                                            1,318
                                                                                 ---------------  ---------------
           Net cash provided by (used in) financing activities                         (4,553)         27,544
                                                                                 ---------------  ---------------

EFFECTS OF EXCHANGE RATES ON CASH                                                      (4,283)          4,031
                                                                                 ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (17,514)          5,076

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        62,995          36,464
                                                                                 ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $45,481         $41,540
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

              Nine Months Ended Sept. 30,       Three Months Ended Sept. 30,
              ---------------------------       ----------------------------
                 2003       2002                    2003         2002
                 ----       ----                    ----         ----
               702,000   1,075,000                683,000     1,416,000
For periods that result in a net loss, potential dilutive securities are excluded from the computation of net loss per common share - diluted.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. SFAS 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. The adoption of this Statement did not have a significant impact on the Company’s condensed consolidated financial statements.

The Company adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information (see Note 3). SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method of APB Opinion 25, “Accounting for Stock Issued to Employees.”

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction of cost of sales unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. As a result of prospectively adopting EITF 02-16, the Company has recorded $5.2 million for the three months ended September 30, 2003 and $10.9 million for the nine months ended September 30, 2003 of vendor consideration as a reduction of cost of sales. Adopting EITF 02-16 had no impact on income (loss) from operations, as the vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002, cash flows for the nine months ended September 30, 2003 and 2002 and changes in shareholders’ equity for the nine months ended September 30, 2003. The December 31, 2002 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2002 and for the year then ended. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results for an entire year.

3.	Stock-based Compensation

The Company has three stock-based compensation plans, two of which are for employees, consultants and advisors and the third of which is for non-employee directors. The Company has elected to follow the accounting provisions of APB Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under SFAS 148. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, (in thousands, except per share data):

                                                               Nine Months Ended      Three Months Ended
                                                                  September 30,         September 30,
                                                               -------------------    ------------------
                                                                 2003        2002       2003        2002
                                                                 ----        ----       ----        ----
     Net income (loss) - as reported                           $5,078     $(59,940)   $1,907      $(727)
     Stock-based employee compensation expense determined
         under fair value based method, net of related
         tax effects                                              387          535       129        179
                                                               ------      --------    ------      ------
     Pro forma net income (loss)                               $4,691     $(60,475)   $1,778      $(906)
                                                               ======      ========    ======      ======
     Net income (loss) per common share:
     Basic:
        Net income (loss) - as reported                          $.15       $(1.76)     $.06      $(.02)
                                                               ======      ========    ======      ======
        Net income (loss) - pro forma                            $.14       $(1.77)     $.05      $(.03)
                                                               ======      ========    ======      ======
     Diluted:
        Net income (loss) - as reported                          $.15       $(1.76)     $.05      $(.02)
                                                               ======      ========    ======      ======
        Net income (loss) - pro forma                            $.14       $(1.77)     $.05      $(.03)
                                                               ======      ========    ======      ======
The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2003              2002
                                                     ------             -----
             Expected dividend yield                     0%                0%
             Risk-free interest rate                   5.0%              5.6%
             Expected volatility                      68.0%             71.0%
             Expected life in years                    2.42              2.52
4.	Comprehensive Income

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the nine month periods ended September 30, comprehensive income (loss) was $8,316,000 in 2003 and $(56,013,000) in 2002 net of tax effects on foreign currency translation adjustments of $(2,445,000) in 2003 and $(2,570,000) in 2002. For the three month periods ended September 30, comprehensive income (loss) was $2,660,000 in 2003 and $(500,000) in 2002, net of tax effects on foreign currency translation adjustments of $(484,000) in 2003 and $(523,000) in 2002.

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

The Company maintains a $70 million revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company’s shares of stock in its domestic subsidiaries. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of September 30, 2003. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. As of September 30, 2003, availability under the agreement was $50.3 million. There were outstanding letters of credit of $7.6 million and there were no outstanding advances.

The Company also has a £15 million ($24.9 million at the September 30, 2003 exchange rate) credit facility with a United Kingdom financial institution, which is available to its United Kingdom subsidiaries. The facility does not have a termination date, but may be canceled with six months notice beginning in December 2003. Borrowings under the facility are secured by certain assets of the Company’s United Kingdom subsidiaries. At September 30, 2003 there were £8.5 million ($14.2 million) of borrowings outstanding under this line with interest payable at a rate of 5.25%.

7.	Guarantees

The Company has provided financial guarantees from time to time to a number of vendors on behalf of its 50%-owned joint venture (see Note 2) for trade obligations in the normal course of its business. The amount of such guarantees is limited to $7 million pursuant to the terms of the Company’s revolving credit agreement. As of September 30, 2003 the amount of such guarantees totaled $1.0 million. The Company has not been required to perform on any of these guarantees and, as a result, estimates that the fair value of these guarantees is minimal. Accordingly, the Company has recorded no liabilities for these guarantees at September 30, 2003.

8.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company’s operations by geographic area was as follows:

                                         Nine Months Ended      Three Months Ended
                                           September 30,         September 30,
                                     ------------------------  ---------------------
                                        2003          2002      2003          2002
                                        ----          ----      ----          ----
         Net Sales (in thousands):
            North America              $761,092      $712,728   $260,092    $228,124
            Europe                      459,178       435,442    144,919     144,015
                                     ----------    ----------   --------    ---------
         Consolidated                $1,220,270    $1,148,170   $405,011    $372,139
                                     ==========    ==========   ========    =========
Revenues are attributed to countries based on location of selling subsidiary.

9.	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the required disclosures as of September 30, 2003. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), "Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities, as defined. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The only variable interest entity of the Company is a 50%-owned joint venture disclosed in Note 2, which the Company has determined would not change the current reporting entity or require the additional disclosure outlined in FIN 46.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net sales for the three months ended September 30, 2003 were $405.0 million, an increase of 8.8% compared to $372.1 million in the year-ago quarter. North American sales increased 14.0%, to $260.1 million, from $228.1 million in the prior year. European sales increased 0.6% to $144.9 million (representing 35.8% of worldwide sales) compared to $144.0 million (38.7% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $12.1 million in 2003. Excluding the movements in foreign exchange rates, European sales would have decreased 7.8% from the prior year. Sales in Europe continue to be adversely affected by weak local economies. North American sales benefited from increased sales to consumers, which were partially offset by decreased sales to corporate customers as a result of continued sluggish economic conditions.

Gross profit was $67.1 million, or 16.6% of net sales, compared to $62.7 million, or 16.9% of net sales, in the year-ago quarter, an increase of $4.4 million. As a result of adopting Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, $5.2 million of vendor consideration (in the form of rebates, co-op advertising support and similar arrangements) was recorded as a reduction of cost of sales in the third quarter of 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 15.3% in the third quarter of 2003 compared to 16.9% in the prior year. This decline in gross profit was due to continued pricing pressure resulting from weak market demand and a change in the mix of products sold. The non-GAAP gross profit margin has been included here to provide comparability to the prior year.

Selling, general and administrative expenses for the quarter were $64.8 million, a $4.8 million increase from the third quarter of 2002. Reduced advertising expenses were offset by increased bad debt expense, increased European-based costs resulting from the effects of changes in foreign exchange rates and the $5.2 million effect of adopting EITF 02-16. As a percentage of net sales, selling, general and administrative expenses were 16.0% of sales (14.7% on a non-GAAP basis before the adoption of EITF 02-16) compared to 16.1% in the year-ago quarter.

In August 2003 the Company settled its litigation with a software developer and reversed a previously recorded liability of $1.3 million which was no longer required.

During 2002, in connection with the completion of construction of a new facility in the United Kingdom, the Company implemented a plan to consolidate the activities of its three United Kingdom locations into the new facility. The Company incurred $1.1 million of costs associated with the plan during the third quarter of 2002.

The Company had income from operations for the third quarter of 2003 of $3.6 million compared to $1.6 million in the third quarter of 2002. In North America, the Company had income from operations of $4.8 million in the current quarter compared $3.1 million last year. In Europe, the Company had a loss from operations of $1.2 million in the current quarter compared to a loss from operations of $1.5 million in the third quarter of 2002.

Interest and other expense - net consists principally of interest expense. Interest expense of $0.6 million for the current quarter was slightly lower than the $0.7 million in the third quarter of 2002.

For the third quarter of 2003, the income tax provision was $1.1 million, an effective rate of 36.8%. The income tax provision for the three months ended September 30, 2002 consisted of U.S. income taxes payable reduced by an income tax benefit for losses in certain foreign tax jurisdictions. The income tax provision in 2002 was greater than the income before tax as a result of estimated annual losses in certain tax jurisdictions for which the Company did not recognize a benefit for the tax loss carryforwards.

As a result of the above, net income for the third quarter was $1.9 million, or $.06 per basic and $.05 per diluted share, compared to a net loss of $727,000, or $.02 per basic and diluted share, in the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net sales for the nine months ended September 30, 2003 were $1.22 billion, an increase of 6.3% from $1.15 billion for the first nine months of 2002. North American sales were $761.1 million, a 6.8% increase from last year’s $712.7 million. European sales increased 5.5% to $459.2 million for the first nine months of 2003 (representing 37.6% of worldwide sales) compared to $435.4 million (representing 37.9% of worldwide sales) in the year-ago nine-month period. Movements in foreign exchange rates positively impacted European sales for the first nine months of 2003 by approximately $59.4 million. Excluding the movements in foreign exchange rates, European sales would have decreased 8.2% from the prior year. North American sales increased as a result of increased sales to consumer customers, which was partially offset by continued weakness in demand for information technology products from corporate customers. Lower demand in the Company’s European markets resulted in the decreased sales.

Gross profit was $203.1 million, or 16.6% of net sales, compared to $198.5 million, or 17.3% of net sales, in the year-ago period, an increase of $4.6 million.  As a result of adopting EITF 02-16, $10.9 million of vendor consideration was recorded as a reduction of cost of sales in the first nine months of 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 15.8% in the first nine months of 2003 compared to 17.3% in the first nine months of 2002. The decline in gross profit was due to continued pricing pressure resulting from weak market demand and changes in the mix of products sold. The non-GAAP gross profit margin has been included here to provide comparability to the prior year.

Selling, general and administrative expenses for the first nine months of 2003 were $190.3 million compared to $194.4 million in the first nine months of 2002, a decrease of $4.1 million or 2.1%. This decrease resulted from decreased television advertising expenses related to sales of the Company’s PCs, reductions in catalog spending and lower costs associated with e-commerce and information system applications. These decreases were partially offset by increased Europe-based costs resulting from the effects of changes in foreign exchange rates and the effects of the adoption of EITF 02-16, which resulted in the reclassification of $10.9 million of vendor consideration as a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. As a percentage of sales, these expenses were 15.6% (14.7% on a non-GAAP basis before the adoption of EITF 02-16) compared to 16.9% in the year-ago period.

In August 2003 the Company settled its litigation with a software developer and reversed a previously recorded liability of $1.3 million which was no longer required.

During the second quarter of 2003, the Company purchased the minority ownership of its Netherlands subsidiary for $2.6 million, pursuant to the terms of the original purchase agreement. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets." During the second quarter of 2002 the Company recorded a non-recurring write-off of $13.2 million resulting from the Company’s decision to discontinue development of internal-use computer software. Also during 2002, in connection with the completion of construction of a new facility in the United Kingdom, the Company implemented a plan to consolidate the activities of its three United Kingdom locations into the new facility. The Company incurred $2.6 million of costs associated with the plan during the first nine months of 2002.

The Company had income from operations for the current nine month period of $11.4 million compared to a loss from operations of $11.8 million in the year-ago period. The Company had income from operations of $11.9 million in its North American operations in the current nine month period compared to a loss from operations of $13.6 million last year. In Europe, the Company had a loss from operations of $0.5 million, a decrease of $2.3 million from income from operations of $1.8 million recorded for the first nine months of 2002.

Interest and other expense - net consists principally of interest expense. Interest expense increased to $1.7 million in 2003 from $1.1 million in 2002 as a result of increased borrowings.

The provision for income taxes was $5.3 million for the first nine months of 2003 compared to a $3.7 million tax benefit for the first nine months of 2002. The effective tax rate was 50.9% for the first nine months of 2003 compared to an effective benefit rate of 29.3% for the first nine months of 2002. The effective income tax rate is based upon expected income or loss for the year and the expected composition of that income or loss in the countries in which the Company has operations. The effective tax rate for the first nine months of 2003 was adversely affected by the goodwill impairment write-off, which is not deductible for tax purposes.

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

As a result of the above, net income for the first nine months of 2003 was $5.1 million, or $.15 per basic and diluted share, compared to a net loss of $59.9 million, or $1.76 per basic and diluted share, in the year ago period.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $45.5 million at September 30, 2003, a decrease of $17.5 million since December 31, 2002. For the nine months ended September 30, 2003, $0.4 million of cash was provided by operating activities compared to $12.8 million used in the year-ago period. In the first nine months of 2003, $9.1 million of cash was used in investing activities, principally for the purchase of property, plant and equipment ($6.6 million) and the acquisition of the minority interest in the Company’s Netherlands subsidiary ($2.6 million). In the first nine months of 2002, $13.7 million of cash was used in investing activities, primarily for the purchase of property, plant and equipment. Net cash of $4.6 million was used in financing activities in 2003, including $7.2 million used to repay short and long-term obligations, $1.3 million provided by the issuance of a capital lease and $1.3 million provided by the exercise of stock options. In the first nine months of 2002, $27.5 million of cash was provided by financing activities from short-term bank and mortgage borrowings.

The Company’s working capital at September 30, 2003 was $147 million, an increase of $14 million from $133 million at the end of 2002, due principally to a $13 million increase in inventories, a $2 million increase in accounts receivable, a $5 million decrease in amounts due to banks and an $11 million decrease in accounts payable and accrued expenses, offset by an $18 million decrease in cash.

Under the Company’s $70 million revolving credit agreement, which expires in June 2004, availability as of September 30, 2003 was $50.3 million. There were outstanding letters of credit of $7.6 million and there were no outstanding advances. The Company is currently in discussions with its lenders and expects to either extend the agreement for an additional year or enter into a new agreement. Under the Company’s £15 million ($24.9 million at the September 30, 2003 exchange rate) United Kingdom credit facility, there were £8.5 million ($14.2 million) of borrowings outstanding as of September 30, 2003.

In October 2003, the Company’s Netherlands subsidiary entered into a 5 million Euro credit facility. Borrowings under the facility will be secured by the subsidiary’s accounts receivable and will bear interest at the bank’s base rate plus 1.75%. The facility will expire two years from the date of the first advance.

The Company has certain obligations with various parties that include commitments to make future payments. The Company’s principal commitments at September 30, 2003 consisted of repayments of borrowings under its credit agreements and mortgages and obligations under operating leases for certain of its real property and equipment.

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

Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the Notes to Condensed Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences.

Some of the factors that may affect future results are discussed below.

•	The Company and the Company’s customers are subject to global political, economic and market conditions, including military action and the threat of terrorism. Economic conditions in the United States and Europe continue to be unsettled. The Company has yet to see significant improvement in economic conditions and cannot predict when improvements might occur. The Company’s results have been and could continue to be adversely affected depending on the length and severity of the current economic downturn. The Company may experience a decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to economic conditions, the Company from time to time adjusts its cost structure to reduce spending where appropriate. A failure by the Company to reduce costs in a timely manner could adversely affect the Company’s future operating results. In addition, notwithstanding such cost control measures, a decline in the economy that adversely affects the Company’s customers, causing them to limit their spending, would likely adversely affect the Company as well.

•	The Company’s consolidated results of operations depends upon, among other things, its ability to maintain and increase sales volumes with existing customers, its ability to attract new customers and the financial condition of its customers. The Company cannot predict with any certainty whether it will be able to maintain or improve upon historical sales volumes with existing customers, or whether it will be able to attract new customers.

•	The Company may not be able to compete effectively with current or future competitors. The market for the Company’s products and services is intensely competitive and subject to constant technological change. The Company expects this competition to further intensify in the future. Some competitors are large companies with greater financial, marketing and product development resources than the Company’s. In addition, new competitors may enter the Company’s key markets. This may place the Company at a disadvantage in responding to competitors' pricing strategies, technological advances and other initiatives, resulting in the Company’s inability to maintain its gross margins in the future.

•	In many cases the Company’s products compete directly with those offered by other manufacturers and distributors. If any of the Company’s competitors were to develop products or services that are more cost-effective or technically superior, demand for the Company’s product offerings could decrease.

•	The Company purchases certain materials and components for its products from various suppliers, some of which are located outside of the U.S. Any loss of, or interruption of supply from key suppliers may require the Company to find new suppliers. This could result in production or development delays while new suppliers are located, which could substantially impair operating results.

•	The Company’s PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers. Although the Company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components was to increase significantly, operating costs and expenses could be adversely affected.

•	Many product suppliers provide the Company with co-op advertising support in exchange for featuring their products in the Company’s catalogs and on the Company’s internet sites. Certain suppliers provide the Company with other incentives such as rebates, reimbursements, payment discounts, price protection and other similar arrangements. These incentives are offset against cost of goods sold or selling, general and administrative expenses, as applicable. The level of co-op advertising support and other incentives received from suppliers may decline in the future, which could increase the Company’s cost of goods sold or selling, general and administrative expenses and have an adverse effect on results of operations and cash flows.

•	A significant portion of the Company’s revenues are derived from the sale of products manufactured using licensed patents, software and/or technology. Failure to renew these licenses on favorable terms or at all could force the Company to stop manufacturing and distributing these products and the Company’s financial condition could be adversely affected.

•	The Company’s inventory is subject to risk due to technological change and changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the Company’s results of operations.

•	The Company’s subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence. Many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state. The Company relies, as do other direct mail marketers, on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. The Company cannot predict whether the level of contacts it has with a particular state will be deemed enough to require the Company to collect sales tax in that state nor can the Company be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all direct mail and/or e-commerce transactions. If the Company is required to collect sales taxes in those states in which it currently does not it would result in considerable administrative burdens and costs for the Company and may reduce demand for the Company’s products.

•	The Company currently has operations located in nine countries outside the United States, and non-U.S. sales accounted for 39% of the Company’s revenue during the nine months ended September 30, 2003. The Company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

•	It is the policy of the Company to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers' compensation, comprehensive general liability and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although the Company believes that its insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation and large losses could materially affect the Company's insurance obligations and future expense.

•	The Company maintains credit facilities in the United States and in the United Kingdom. If the Company is unable to renew or replace these facilities at maturity, its liquidity and capital resources may be adversely affected. However, the Company has no reason to believe that it will not be able to renew its facilities.

Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the effect on the Company of volatility in the price of paper and periodic increases in postage rates, (ii) the operation of the Company's management information systems, (iii) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (iv) timely availability of existing and new products, (v) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to the Company, (vi) risks associated with delivery of merchandise to customers by utilizing common delivery services such as the United States Postal Service and United Parcel Service, including possible strikes and contamination, (vii) borrowing costs or availability, (viii) changes in taxes due to changes in the mix of U.S. and non-U.S. revenue, (ix) pending or threatened litigation and investigations and (x) the availability of key personnel, as well as other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

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

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect Systemax’s sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. The Company may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2003 the Company had no outstanding forward exchange contracts.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s variable rate debt. In connection with the Company’s United Kingdom term loan agreement, effective April 30, 2002 the Company entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. At September 30, 2003 the notional amount of the interest rate collar was £5.9 million ($9.9 million) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and senior management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

The Company has not identified any changes in its internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

           (b)      Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on August 13, 2003 regarding the Company's financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer