Form 10-K
period 2003-12-31
SYSTEMAX INC
filed 2004-03-30
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,385,000. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

          The number of shares outstanding of the registrant's common stock as of March 15, 2004 was 34,343,786 shares. Documents incorporated by reference: Portions of the definitive Proxy Statement of Systemax Inc. relating to the 2004 annual meeting of stockholders are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

Part I

Part II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........10
  Item 6.  Selected Financial Data........................................................11
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of

  Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
           Disclosure.....................................................................26
  Item 9A. Controls and Procedures........................................................26

Part III
  Item 10. Directors and Executive Officers of the Registrant.............................26
  Item 11. Executive Compensation.........................................................26
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters............................................................26
  Item 13. Certain Relationships and Related Transactions.................................26
  Item 14. Principal Accounting Fees and Services.........................................26

Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K................27

           Signatures.....................................................................30

PART I

           Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as "Systemax", the "Company" or “we”) include its subsidiaries.

Forward Looking Statements

           This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

           Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in “Item 1. Business,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences.

Item 1. Business.

General

           Systemax is a direct marketer of brand name and private label products, including personal desktop computers (“PCs”), notebook computers, computer related products and industrial products, in North America and Europe. We assemble our own PCs and sell them under the trademarks Systemax™, Tiger® and Ultra™. In addition, we market and sell computers manufactured by other leading companies. We offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. Computers and computer related products accounted for 91% of our net sales in 2003.

          The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute part of the Company have been in business since 1955. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Available Information

          We maintain an internet web site at www.systemax.com. We file reports with the Securities and Exchange Commission (“SEC”) and make available free of charge on or through this web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports. These are available as soon as is reasonably practicable after they are filed with the SEC. All reports mentioned above are also available from the SEC’s web site (www.sec.gov). The information on our web site is not part of this or any other report we file with, or furnish to, the SEC.

          Our Board of Directors has adopted the following corporate governance documents with respect to the Company (the “Corporate Governance Documents”):

•	Corporate Ethics Policy for officers, directors and employees
•	Charter for the Audit Committee of the Board of Directors
•	Charter for the Compensation Committee of the Board of Directors
•	Charter for the Nominating/Corporate Governance Committee of the Board of Directors

          In accordance with the corporate governance rules of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company web site (www.systemax.com) or can be obtained by writing to Systemax Inc., Attention: Board of Directors (Corporate Governance), 11 Harbor Park Drive, Port Washington, NY 11050.

Recent Developments

Profit Center Software Inc.

          In September 2003 we formed a new subsidiary company, Profit Center Software Inc., to market for general commercial use a number of integrated computer software products we had created initially as a customized software solution for our own business. Offered as Profit Center Software ™, it is a suite of web-based business software applications, including sales force automation, order processing and product management applications, which assist companies in automating their business in order to improve efficiencies and maximize profitability. PCS Inc. is actively seeking customers, but is a new venture with all the attendant business risks normally associated with any new business, including uncertainty of future growth and profitability.

Amendments To Company's 1999 Long Term Stock Incentive Plan

          On May 20, 2003 our Board of Directors approved, subject to stockholder approval, amendments to the Company’s 1999 Long Term Stock Incentive Plan which, among other things, (a) increased the number of Company shares with respect to which awards may be granted under the plan to a total of 5 million shares, (b) increased the limit on yearly award grants to individuals to 1,500,000 shares per type of award and 3,000,000 shares in total, and (c) extended the expiration date of the plan to December 31, 2009. We intend to seek stockholder approval of the plan amendments at our annual stockholders meeting, currently scheduled to be held on May 25, 2004. A copy of the amended plan is an Exhibit to this Annual Report. It will also be annexed to the Company’s proxy statement for the 2004 annual stockholders meeting.

2004 Streamlining Plan

          In February 2004 we announced a plan to streamline the back office and warehouse operations of our computer businesses in the United States. We anticipate that the streamlining will result in the elimination of approximately 200 jobs and, in conjunction with a January 2004 consolidation of United Kingdom sales offices which resulted in the elimination of 50 jobs, will result in approximately $3 million (pre-tax) of severance and other restructuring costs, which will be reflected in our first quarter 2004 results. We expect that this plan will result in annual savings of approximately $8 million, excluding the severance and other restructuring costs to be recognized in fiscal 2004.

Products

          We offer more than 100,000 brand name and private label products. We endeavor to expand and keep current the breadth of our product offerings in order to fulfill the increasingly wide range of product needs of our customers.

           Computer sales include Systemax PCs complemented by offerings of other brand name PCs and notebook computers. Our computer related products include supplies such as laser printer toner cartridges and ink jet printer cartridges; media such as recordable disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; ergonomic accessories such as adjustable monitor support arms and anti-glare screens; and packaged software.

          We assemble our Systemax-brand PCs in our 297,000 square foot, ISO-9000-certified facility in Fletcher, Ohio. We purchase components and subassemblies from suppliers in the United States as well as overseas. Certain parts and components for our PCs are obtained from a limited group of suppliers. Systemax PCs sold in Europe are assembled by third parties. We also utilize licensed technology and computer software in the assembly of our PCs. For a discussion of risks associated with these licenses and suppliers, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition.”

          Our industrial products include storage equipment such as metal shelving, bins and lockers; light material handling equipment such as hand carts and hand trucks; furniture, small office machines and related supplies; and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items.

          The table below summarizes our mix of sales by product category:

     Product Type - Years Ended December 31 (Percentage of net sales)

                                                                      2003    2002     2001
                                                                      ----    ----     ----
     Computer and Computer Related Products  ....................      91%     90%      89%
     Industrial Products ........................................       9      10       11
                                                                        -      --       --
     Total  .....................................................     100%    100%     100%
                                                                      ===     ===      ===

Sales and Marketing

          We market our products to both business customers and individual consumers. Our business customers include large businesses (customers with more than 1,000 employees), small and mid-sized businesses (customers with 20 to 1,000 employees), educational organizations and government entities. We have invested consistently and aggressively in developing a proprietary customer and prospect database. This database includes more than 50 million names. We consider our business customers to be the various individuals who work within an organization rather than the business location itself. The business customer and prospect database includes detailed information, including company size, number of employees, industry, various demographic and geographic characteristics and purchasing history.

          We have established an integrated three-pronged system of direct marketing to business customers, consisting of relationship marketers, catalog mailings and propriety internet web sites, designed to maximize sales. Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain of historical purchasing patterns, our relationship marketers are prompted with product suggestions to expand customer order values. In the United States, we also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by frequent catalog mailings and e-mail campaigns designed to generate inbound telephone sales, and our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of these three marketing methods enables us to more thoroughly penetrate our business and government customer base. Increased internet exposure can lead to more internet–related sales and can also generate more inbound telephone sales; just as catalog mailings which feature our websites can result in greater internet-related sales.

          We successfully increased our sales to individual consumers through our Tiger Direct subsidiary, using a combination of e-commerce initiatives and catalog mailings. To reach our consumer audience, we use methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in a cost-effective manner. Our catalogs generate calls to inbound sales representatives. These sales representatives use our information systems to fulfill orders and explore additional customer product needs. Sales to consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales.

          We have also successfully increased our sales to individual consumers with the addition of a number of retail outlet stores. These stores are located in or near one of our existing sales and distribution centers, thereby minimizing our operating costs. We presently have four such retail locations in North America and plan to add several more in 2004.

Catalogs

          We currently produce a total of 30 full-line and targeted specialty catalogs under distinct titles. Our portfolio of catalogs includes such established brand names as Global Computer Supplies™, TigerDirect.com™, Misco®, HCS Misco™, Global Industrial, ArrowStar™, Dartek.com™ and 06™. Full-line computer product catalogs offer products such as PCs, notebooks, peripherals, computer components, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. We mail catalogs to both businesses and consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-entry. Our in-house staff designs all of our catalogs. In-house catalog production helps reduce overall catalog expense and shortens catalog production time. This allows us the flexibility to alter our product offerings and pricing and to refine our catalog formats more quickly. Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies in catalog production.

           During 2003, we distributed approximately 97 million catalogs, of which approximately 62 million catalogs were mailed in North America and approximately 35 million catalogs were distributed in Europe. This total was approximately 9% fewer than in the prior year as we were able to leverage our advertising spending as a result of increased internet sales.

E-commerce

          We continually upgrade the capabilities and performance of our internet web sites. We currently have twenty-two e-commerce sites, including www.systemaxpc.com, www.globalcomputer.com, www.tigerdirect.com, www.dartek.com, www.misco.co.uk, www.simply.co.uk, www.hcsmisco.fr, www.misco.de and www.globalindustrial.com, offering a wide variety of computer and industrial products and allowing customers around-the-clock, on-line access to purchase products. Our internet sites feature on-line catalogs of thousands of products. Many of these sites also permit customers to purchase “build to order” PCs configured to their own specifications. In 2003 we had over $384 million in internet-related sales, representing 23.2% of total revenues, an increase of $126 million from 2002.

Customer Service and Support

          We generally provide toll-free telephone number access to our customers. Certain of our domestic call centers are linked to provide telephone backup in the event of a disruption in phone service. In addition to telephone orders, we also receive orders by mail, fax, electronic data interchange and on the internet.

           Orders are fulfilled on a timely basis and are generally shipped by United Parcel Service in the United States and by similar national small package delivery services in Europe, as well as by various freight lines and local carriers. Most customers receive their orders (other than custom items, large furniture and large industrial items shipped directly by the vendor) within one or two business days of the order date as a result of the regional locations of our distribution centers.

          We provide extensive technical telephone support to our Systemax brand PC customers. We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Sales and Distribution Centers

          A large number of our products are carried in stock, and orders for such products are fulfilled directly from our distribution centers, typically on the day the order is received. The strategic locations of our distribution centers allow next day or second day delivery via low cost ground carriers throughout most of the United States, Canada and Western Europe. We maintain relationships with a number of large distributors in the United States and Europe that deliver products directly to our customers.

           North America

          We operate out of multiple sales and distribution facilities in North America. Certain of these facilities are linked by a wide area network management information system. In the event of adverse delivery conditions, such as bad weather at a location, we can shift inbound calls and/or order fulfillment and shipping to an alternate location. We believe this provides us with important operating flexibility and protection from possible sales interruptions for our North American businesses.

           Europe

          We have sales and/or distribution facilities in eight European countries and a central office in the United Kingdom to direct their activities. The central office is responsible for marketing support, financial reporting, logistics and computer website and programming support. The locations of our distribution centers in Europe have enabled us to market into four additional countries with limited incremental investment.

Suppliers

           We purchase the majority of our products and components directly from manufacturers and large wholesale distributors. For the year ended December 31, 2003, Tech Data Corporation accounted for 14.7% and Ingram Micro Inc. accounted for 10.4% of our purchases. For the year ended December 31, 2002, Tech Data Corporation accounted for 14.7% of our purchases. For the year ended December 31, 2001, Tech Data Corporation accounted for 15.1% and Hewlett Packard Company accounted for 10.5% of our purchases. The loss of any of these vendors, or any other key vendors, could have an adverse effect on us.

           Certain private label products are manufactured by third parties to our specifications. Many of these private label products have been designed or developed by our in-house research and development teams. See "Research and Development.”

Research and Development

          Our research and development teams design and develop products for our private label offerings. The individuals responsible for research and development have backgrounds in engineering and industrial design.

          This in-house capability provides important support to the private label offerings. Products designed include PCs, servers, furniture, ergonomic monitor support arms, printer and monitor stands, wrist rests and other durable computer related products, storage racks and shelving systems, various stock and storage carts, work benches, plastic bins and shop furniture. We own the tooling for many of these products, including plastic bins, computer accessories, furniture and metal alloy monitor arms. See “Research and Development Costs” in Footnote 1 to the Consolidated Financial Statements for further information.

Competition and Other Market Factors

           Personal Computers

          The North American and European computer markets are highly competitive, with many U.S., Asian and European companies vying for market share. There are few barriers of entry to the PC market, with PCs being sold through the direct market channel, mass merchants, over the internet and by computer and office supply superstores.

           Timely introduction of new products or product features are critical elements to remaining competitive. Other competitive factors include product performance, quality and reliability, technical support and customer service, marketing and distribution and price. Some of our competitors have stronger brand-recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than us. Additionally, our results could also be adversely affected should we be unable to maintain our technological and marketing arrangements with other companies, such as Microsoft®, Intel® and Advanced Micro Devices®.

           While economic conditions in the United States have recently begun to improve after several years of adverse conditions, economic conditions in Europe continue to be unsettled, and, on balance, PC sales continue to be slow. This continued slowness has resulted in lower selling prices among our competitors, creating an extremely competitive environment that has affected, and may continue to affect, profitability over the short-term. Our long-term view of the PC market, however, remains optimistic, assuming that the strengthening of U.S. economic conditions continues and conditions in Europe improve.

           Computer Related Products

          The North American computer related products market is highly fragmented and characterized by multiple channels of distribution including direct marketers, local and national retail computer stores that carry computer supplies, computer resellers, mass merchants, computer and office supply "superstores" and internet-based resellers. In Europe, our major competitors are regional or country-specific retail and direct-mail distribution companies and internet-based resellers.

          As with PCs, the continued slowness of the global economy means the environment remains highly competitive, resulting in the continued reduction in retail prices for computer related products, which may continue to adversely affect our revenues and profits. Additionally, we rely in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability. There is no assurance that the rapid rate of such technological advances and product development will continue.

           Industrial Products

          The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as retail outlets, small dealerships, direct mail distribution, internet-based resellers and large warehouse stores. We also face competition from manufacturers' own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. Many high volume purchasers, however, utilize catalog distributors as their first source of product. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service and convenience. We believe that direct marketing via catalog, the internet and sales representatives is an effective and convenient distribution method to reach mid-sized facilities that place many small orders and require a wide selection of products. In addition, because the industrial products market is highly fragmented and generally less brand oriented, it is well suited to private label products. We sell a minor amount of industrial products in Europe.

Employees

          As of December 31, 2003, we employed a total of 3,130 employees, including 3,040 full-time and 90 part-time employees, of whom 1,826 were in North America and 1,304 were in Europe.

Environmental Matters

           Under various national, state and local environmental laws and regulations in North America and Europe, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. We lease most of our facilities. In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although we have not been notified of, and are not otherwise aware of, any material environmental liability, claim or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with environmental matters in the future.

Financial Information About Foreign and Domestic Operations

We conduct our business in North America (the United States and Canada) and Europe. The following sets forth our operations in those two geographic markets (in thousands):

2003                                               Europe       North America         TOTAL
----                                               ------       -------------         -----
Net sales..................................       $631,545        $1,026,233      $1,657,778
Income (loss) from operations..............        $(2,007)          $14,530         $12,523
Identifiable assets........................       $139,059          $306,593        $445,652

2002                                               Europe       North America         TOTAL
----                                               ------       -------------         -----
Net sales..................................       $587,712          $963,805      $1,551,517
Income (loss) from operations..............         $7,823          $(15,604)        $(7,781)
Identifiable assets........................       $130,651          $307,253        $437,904

2001                                               Europe       North America         TOTAL
----                                               ------       -------------         -----
Net sales..................................       $564,360          $982,615      $1,546,975
Income (loss) from operations..............        $18,229          $(15,699)         $2,530
Identifiable assets........................       $121,717          $332,730        $454,447

Item 2. Properties.

           Our primary facilities, which are leased except where otherwise indicated, are as follows:

                                                                                Approximate    Expiration
Facility                                          Location                      Square Feet     of Lease
--------                                          --------                      -----------     --------

Headquarters, Sales and Distribution Center (1)   Port Washington, NY                86,000        2007
Sales and Distribution Center (2)                 Suwanee, GA                       361,000       Owned
Sales and Distribution Center                     Compton, CA                       140,000        2007
Sales and Distribution Center                     Naperville, IL                    241,000        2010
PC Assembly, Sales and Distribution Center        Fletcher, OH                      297,000       Owned
Sales Center                                      Miami, FL                          71,000        2010
Sales and Distribution Center                     Markham, Ontario                   45,000        2005
Sales and Distribution Center                     Verrieres le Buisson, France       48,000        2007
Sales and Distribution Center                     Frankfurt, Germany                 92,000        2013
Sales and Distribution Center                     Madrid, Spain                      38,000        (3)
Sales and Distribution Center                     Milan, Italy                      102,000        2009
Sales and Distribution Center                     Greenock, Scotland                 78,000       Owned
European Headquarters and Sales Center            Wellingborough, England            75,000       Owned
Sales Center                                      Amstelveen, Netherlands            21,000        2007
Sales and Distribution Center                     Lidkoping, Sweden                  20,000        2005
(1)	For information about this facility, leased from related parties, see "Item 13--Certain Relationships and Related Transactions"
(2)	Approximately 120,000 square feet is leased to a third party through March 2004.
(3)	Terminable upon two months prior written notice.

We also lease space for other, smaller offices and retail stores in the United States, Canada and Europe. We have three vacated facilities totaling approximately 100,000 square feet in England, which we are actively trying to sublease. For further information regarding our lease obligations, see Note 10 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

           Systemax is a party to various pending legal proceedings and disputes arising in the normal course of business, including those involving commercial, employment, tax and intellectual property related claims, none of which, in management’s opinion, is anticipated to have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

           During the quarter ended December 31, 2003, there were no matters submitted to a vote of the Company's security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

           Systemax common stock is traded on the New York Stock Exchange under the symbol "SYX". The following table sets forth the high and low closing sales price of our common stock as reported on the New York Stock Exchange for the periods indicated.

     2003                                                         High       Low
     ----                                                         ----       ---

     First quarter.............................................  $1.99     $1.29
     Second quarter............................................   4.28      1.95
     Third quarter.............................................   8.45      3.47
     Fourth quarter............................................   7.78      6.49

     2002                                                         High       Low
     ----                                                         ----       ---

     First quarter.............................................  $2.85     $2.25
     Second quarter............................................   3.70      2.40
     Third quarter.............................................   2.41      1.59
     Fourth quarter............................................   1.70      1.23

           On March 15, 2004, the last reported sale price of our common stock on the New York Stock Exchange was $5.38 per share. As of March 15, 2004, we had 255 stockholders of record.

           We have not paid any dividends since our initial public offering and anticipate that all of our cash provided by operations in the foreseeable future will be retained for the development and expansion of our business, and therefore do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data.

           The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected income statement data for the years ended December 31, 2003, 2002 and 2001 and the selected balance sheet data as of December 31, 2003 and 2002 is derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 31, 2001, 2000 and 1999 and the selected statement of operations data for the years ended December 31, 2000 and 1999 is derived from the audited financial statements of the Company which are not included in this report.

                                                Years Ended December 31
                                                -----------------------
                             (In  millions, except per common share data and number of catalog titles)

                                                             --------------------------------------------------------------
                                                                2003         2002         2001         2000        1999
                                                             --------------------------------------------------------------
Statement of Operations Data:
----------------------------
Net sales                                                     $1,657.8     $1,551.5     $1,547.0     $1,686.1    $1,754.5
Gross profit                                                    $268.3       $265.6       $276.9       $209.9      $314.5
Selling, general & administrative expenses                      $251.5       $256.1       $271.6       $270.9      $254.7
Restructuring and other charges                                   $1.7        $17.3         $2.8
Income (loss) from operations                                    $12.5        $(7.8)        $2.5       $(61.0)      $59.8
Provision (benefit) for income taxes                              $5.3        $(1.0)         $.4       $(24.5)      $24.5
Income (loss) before cumulative effect of change in
   accounting principle, net of tax                               $5.6        $(8.0)         $.7       $(40.8)      $36.0
Cumulative effect of change in accounting principle, net
   of tax                                                                    $(51.0)
Net income (loss)                                                 $5.6       $(58.9)         $.7       $(40.8)      $36.0
Net income (loss) per common share, basic and diluted:
Income (loss) before cumulative effect of change in
   accounting principle, net of tax                               $.16        $(.23)        $.02       $(1.19)      $1.01
Cumulative effect of change in accounting principle, net
   of tax                                                                    $(1.50)
Net income (loss) per common share, basic and diluted             $.16       $(1.73)        $.02       $(1.19)      $1.01
Weighted average common shares outstanding:
Basic                                                             34.2         34.1         34.1         34.3        35.8
Diluted                                                           34.9         34.1         34.1         34.3        35.8

Selected Operating Data:
-----------------------
Orders entered                                                     4.4          4.0          4.0          3.9         4.4
Number of catalogs distributed                                      97          106          126          157         171
Number of catalog titles                                            30           37           38           37          37

Balance Sheet Data:
------------------
Working capital                                                 $149.1       $133.3       $103.3       $106.7      $186.9
Total assets                                                    $445.7       $437.9       $454.4       $538.0      $551.8
Short-term debt                                                  $20.8        $21.2         $2.8        $48.6        $9.0
Long-term debt, excluding current portion                        $18.4        $17.5                                  $1.7
Shareholders' equity                                            $212.6       $201.9       $254.9       $255.7      $310.2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

           We are a direct marketer of brand name and private label products, including personal desktop computers, notebook computers, computer related products and industrial products in North America and Europe. We assemble our own PCs and sell them under our own trademarks, which we believe gives us a competitive advantage. We also sell computers manufactured by other leading companies, such as IBM and Hewlett Packard. We offer more than 100,000 products and continuously update our product offerings to address the needs of our customers, which include large, mid-sized and small businesses, educational and government entities as well as individual consumers. Computers and computer related products account for more than 90% of our net sales, and, as a result, we are dependent on the general demand for information technology products.

           The market for computer products is subject to intense price competition and is characterized by narrow gross profit margins. Distribution of information technology products is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of leasing warehouse space, maintaining inventory and tracking systems, and employing personnel to perform the associated tasks. We supplement our product availability by maintaining relationships with major distributors, utilizing a combination of stocking and drop-ship fulfillment.

           During fiscal 2002 and 2003, our performance and that of the industry as a whole was impacted negatively by the global economic downturn and cautious information technology spending. As it became evident that the industry was experiencing a prolonged economic downturn, we took measures to align our cost structure with lower revenues and decreasing gross margins. The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, and benefits. We have recently made substantial reductions in our workforce and closed or consolidated several facilities. We have reduced selling, general and administrative expenses from 17.6% of net sales in 2001 to 14.3% (on a comparable basis) of net sales in 2003. In the first quarter of 2004 we announced and began the implementation of a plan to streamline our United States computer business. This plan will consolidate duplicative back office and warehouse operations, which we expect to result in annual savings of approximately $8 million excluding severance and other restructuring costs of approximately $3 million to be recognized in fiscal 2004.

           The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the financial statements.

Results of Operations

           We had net income for the year ended December 31, 2003 of $5.6 million. For the year ended December 31, 2002, we had a net loss of $58.9 million, after recording a cumulative effect of a change in accounting principle of $51 million, net of tax, to reflect the impairment of the entire carrying amount of goodwill. We had net income for the year ended December 31, 2001 of $653,000.

           The following table represents our consolidated statement of operations data expressed as a percentage of net sales for the three most recent fiscal years:

                                                             2003       2002       2001
                                                             ----       ----       ----
     Net sales                                              100.0%     100.0%     100.0%
     Gross profit                                            16.2%      17.1%      17.9%
     Selling, general and administrative expenses            15.2%      16.5%      17.6%
     Restructuring and other charges                          0.1%       1.1%       0.2%
     Goodwill impairment                                      0.2%
     Income (loss) from operations                            0.8%      (0.5)%      0.2%
     Interest expense                                         0.1%       0.1%       0.1%
     Income taxes                                             0.3%      (0.1)%
     Income (loss) before cumulative effect of change         0.3%      (0.5)%      0.1%
       in accounting principle, net of tax
     Cumulative effect of change in accounting principle,               (3.3)%
       net of tax
     Net income (loss)                                        0.3%      (3.8)%      0.1%

NET SALES

           Net sales for the year ended December 31, 2003 were $1.658 billion, an increase of 6.8% from $1.552 billion for the year ended December 31, 2002. North American sales were $1.026 billion, a 6.5% increase from last year’s $963.8 million. The increase in North American sales was a result of growth in our consumer business. Continued weakness in demand for information technology products from corporate customers resulted in lower sales to those customers. European sales, in US dollars, increased 7.5% to $631.5 million for 2003 (representing 38.1% of worldwide sales) compared to $587.7 million (representing 37.9% of worldwide sales) in the year-ago period. Movements in foreign exchange rates positively impacted European sales for 2003 by approximately $81.0 million. If currency exchange rates for 2002 had prevailed in 2003, European sales would have decreased 6.4% from the prior year. Lower demand and the effect of exchange rate movements on product pricing in certain European markets resulted in decreased local currency denominated sales.

           Net sales of $1.552 billion in 2002 were $4.5 million or 0.3% higher than the $1.547 billion reported in 2001. The weak worldwide economic environment resulted in reduced demand, particularly in the technology sector. While sales to individual consumers showed growth, sales to business customers remained weak, as the anticipated replacement cycle for PCs continued to be deferred due to our business customers’ desire to reduce capital expenditures. PC sales were $350 million in 2002, representing 22.6% of the Company’s net sales, which was largely unchanged from 2001. Sales in North America decreased 1.9% to $964 million in 2002 from $983 million in 2001 primarily as a result of the continuing economic slowdown in the United States. European sales increased 4.1% to $588 million in 2002 from $564 million in 2001. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $24.8 million in 2002 compared to 2001. Excluding the movements in foreign exchange rates, European sales would have been substantially unchanged from the prior year.

           European economies continued to weaken during 2003, which is reflected in our results. We suffered declines in local currencies in 2003 after a relatively flat year in 2002 and slowing growth in 2001. The table below reflects European sales for the three reported years at constant (2001) exchange rates (in millions):

                                                  2003         2002          2001
                                                  ----         ----          ----
     European sales as reported                  $631.5       $587.7       $564.4
     European sales at 2001 exchange rates       $528.3       $563.2       $564.4

GROSS PROFIT

           Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $268.3 million, or 16.2% of net sales, compared to $265.6 million, or 17.1% of net sales, in the year-ago period, an increase of $2.7 million.  As a result of adopting Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, $14.5 million of vendor consideration was recorded as a reduction of cost of sales in 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 15.3% in 2003 compared to 17.1% in 2002. (The non-GAAP gross profit margin has been included here to provide comparability to the prior year.) The decline in the gross profit margin was due to continued pricing pressure resulting from weak market demand and response to competition and changes in the mix of products sold, as customers continue to shift to lower-priced solutions.

           Gross profit was $265.6 million in 2002, down 4.1%, or $11.3 million, from $276.9 million in 2001. As a percentage of sales, gross profit fell to 17.1% in 2002, from 17.9% in 2001. This decline resulted from a decline in the gross profit ratio in the Company’s European operations, which was affected by intense pricing pressure in certain of its markets. The gross profit ratio in the Company’s North American business decreased only slightly from 2001 as pricing pressures were partially offset by cost reductions resulting from initiatives undertaken in recent years and production efficiencies achieved in the Company’s PC assembly business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses for 2003 were $251.5 million compared to $256.1 million in 2002, a net decrease of $4.6 million or 1.8%. The decrease was realized in our North American operations and included decreased television advertising spending related to sales of the Company’s PCs. In addition, as a result of increased internet sales, we were able to leverage our total advertising spending and reduce our other advertising expenses by reducing the number of catalogs we mailed. These decreases were partially offset by approximately $13 million of increased costs in Europe resulting from the effects of changes in foreign exchange rates and the effects of the adoption of EITF 02-16. The adoption of EITF 02-16 resulted in the reclassification of $14.5 million of vendor consideration as a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. As a percentage of sales, selling, general and administrative expenses were 15.2% (14.3% on a non-GAAP basis before the adoption of EITF 02-16) compared to 16.5% in the year-ago period.

           Selling, general and administrative expenses totaled $256.1 million, or 16.5% of net sales, in 2002, a decrease of $15.6 million, or 5.7%, compared to $271.6 million, or 17.6% of net sales, in 2001. Reductions in catalog costs comprised the largest portion of the decrease. The Company also reduced its employee count in the United States, lowering its salary expense and related benefit costs in 2002. Selling, general and administrative expenses also declined as a result of actions taken to reduce costs and tighten discretionary spending. These reductions were partially offset by increased salary and other operating expenses in the Company’s European operations.

RESTRUCTURING AND OTHER CHARGES

           In the fourth quarter of 2003 we implemented a plan to consolidate the warehousing facilities in our United States computer supplies business. We recorded $713,000 of costs related to this plan in the fourth quarter, including $233,000 of non-cash costs for impairment of the carrying value of fixed assets and $480,000 of charges for other exit costs.

           During 2002 we implemented a plan to consolidate the activities of our three United Kingdom locations into a new facility we had constructed. We incurred $4.1 million of costs associated with the plan, including $1.9 million for recruitment, staff relocation and severance and benefits for approximately 150 terminated employees, $1.7 million of charges for other exit costs, primarily facilities closing and lease terminations, and $0.5 million of non-cash costs for impairment of the carrying value of fixed assets. During the fourth quarter of fiscal 2003 we recorded $2.2 million of additional costs, net of reductions, related to this plan as a charge to operations. These charges consisted of $1.6 million of other restructuring activities as we adjusted the original estimates of lease and contract termination costs and $600,000 of additional non-cash asset impairments, related to buildings vacated.

           In 2001 approximately $2 million of previously capitalized costs associated with software projects abandoned were written off. We also incurred approximately $750,000 of costs in 2001 related to the consolidation of one of our domestic warehouse locations.

           In August 2003 we settled our litigation with a software developer and reversed a previously recorded liability of $1.3 million, which was no longer required.

           During the second quarter of 2003, we purchased the minority ownership of our Netherlands subsidiary for approximately $2.6 million, pursuant to the terms of the original purchase agreement. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets."

           During the second quarter of 2002 we recorded a non-recurring write-off of $13.2 million resulting from our decision to discontinue development of internal-use computer software.

INCOME (LOSS) FROM OPERATIONS

           We had income from operations of $12.5 million in 2003, a loss from operations of $7.8 million in 2002 and income from operations for the year ended December 31, 2001 of $2.5 million. Results in 2003 include restructuring and other charges of $1.7 million and a goodwill impairment charge of $2.6 million. The loss from operations in 2002 includes $17.3 million of restructuring and other charges. Income from operations in 2001 includes the elimination of a liability of $3 million recorded in a prior year which we determined was no longer required and expense of $2.8 million for restructuring and other charges. We had a loss from operations in Europe in 2003 of $2.0 million, compared to income from operations of $7.8 million in 2002 and $18.2 million in 2001. European results declined as a result of decreased gross profit, increased selling, general and administrative expenses and $4.8 million of restructuring and other charges.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

           Interest expense was $2.3 million in 2003, $1.7 million in 2002 and $1.8 million in 2001. The increased expense in 2003 resulted from increased short-term borrowings under our United Kingdom facility and a full year of interest expense on long-term obligations incurred in 2002. We had decreased borrowings under our United States and United Kingdom short-term credit facilities in 2002, the effect of which was partially offset by interest expense on new long-term borrowings entered into during the year. Interest and other income was $0.8 million in 2003, $0.4 million in 2002 and $0.3 million in 2001.

INCOME TAXES

           We recorded an income tax provision of $5.3 million in 2003, an income tax benefit of $1.0 million in 2002 and an income tax provision of $389,000 in 2001. The effective rates were 48.7% in 2003, 11.5% in 2002 and 37.3% in 2001. The effective tax rate in 2003 was adversely affected by the goodwill impairment write-off, which is not tax deducible. The mix in taxable income and losses between our U. S. and foreign operations and the expected utilization of our deferred tax assets significantly impacted the recording of the 2002 tax benefit. In 2002, we also incurred additional tax expense in connection with audit assessments in two of our foreign subsidiaries. For the years ended December 31, 2003 and 2002, we have not recognized certain foreign tax credits, certain state tax benefits on losses in the United States and certain benefits on losses in foreign tax jurisdictions due to our inability to carry such credits and losses back to prior years. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those tax credits and net operating loss carryforwards.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

           During the first half of 2002, we completed the transitional review for goodwill impairment required by SFAS 142. The review indicated that the entire carrying value of the goodwill recorded on our balance sheet was impaired as of January 1, 2002. Accordingly, we recorded a transitional impairment loss of $68 million ($51 million net of tax or a net loss per share of $1.50) as a cumulative effect of change in accounting principle in our statements of operations for the year ended December 31, 2002.

NET INCOME (LOSS)

           As a result of the above, net income for 2003 was $5.6 million, or $.16 per basic and diluted share, the net loss for 2002 was $58.9 million, or $1.73 per basic and diluted share, and net income for 2001 was $653,000, or $.02 per basic and diluted share.

Seasonality

           Net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during those months. The following table sets forth the net sales, gross profit and income (loss) from operations for each of the quarters since January 1, 2002 (amounts in millions).

     2003                                                 March 31      June 30      September 30      December 31
     ----                                                 --------      -------      ------------      -----------
     Net sales........................................      $426         $389           $405              $438
     Percentage of year's net sales ..................      25.7%        23.5%          24.4%             26.4%
     Gross profit.....................................       $72          $64            $67               $65
     Income (loss) from operations....................        $9          $(1)            $4                $1

     2002                                                 March 31      June 30      September 30      December 31
     ----                                                 --------      -------      ------------      -----------
     Net sales........................................      $412         $364           $372              $403
     Percentage of year's net sales ..................      26.6%        23.4%          24.0%             26.0%
     Gross profit.....................................       $74          $62            $63               $67
     Income (loss) from operations....................        $1         $(14)            $2                $4

Financial Condition, Liquidity and Capital Resources

           Liquidity is the ability to generate sufficient cash flows to meet obligations and commitments from operating activities and the ability to obtain appropriate financing and to convert into cash those assets that are no longer required to meet existing strategic and financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Currently, our liquidity needs arise primarily from working capital requirements and capital expenditures.

           Our working capital was $149 million at December 31, 2003, an increase of $16 million from $133 million at the end of 2002. This was due principally to a $36 million increase in inventories, a $4 million increase in accounts receivable and a $13 million decrease in accrued expense and other current liabilities offset by a $24 million decrease in cash, a $3 million decrease in prepaid expenses and other current assets and a $10 million increase in accounts payable. Our inventories increased to meet the needs of our growing consumer base, as increased stock levels facilitate such sales, while sales to business customers include a large portion of merchandise shipped directly by our vendors. The increase in accounts receivable was less pronounced, as sales to consumers are generally paid by credit card, which have a 2-3 day shipment-to-cash cycle compared to the normal 30-day payment terms offered to our business customers. We expect that future accounts receivable and inventory balances will fluctuate with the mix of our net sales between consumer and business customers.

           We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2003, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

           Our cash balance decreased $24.3 million to $38.7 million during the year ended December 31, 2003. Net cash used in operating activities was $6.9 million in 2003, compared with net cash provided by operating activities of $4.9 million in 2002 and $95.6 million in 2001. The decrease in cash provided by operations in 2003 resulted from changes in our working capital accounts, which used $31.7 million in cash compared to $16.8 million in 2002, and resulted primarily from the increase in our inventories and a decrease in accounts payable and accrued expenses. This was partially offset by an increase in cash generated from net income adjusted by other non-cash items, which provided $24.8 million in 2003, compared to $21.6 million provided by these items in 2002. The decrease of $90.7 million in cash provided by operations in 2002 was primarily a result of changes in working capital, which used $16.8 million in cash compared to $66.2 million provided in 2001, and resulted primarily from increases in our inventories, accounts receivable and prepaid expenses. Cash was provided by operations in 2001 by inventory reductions, decreases in accounts receivable and receipt of a tax refund resulting from the loss recorded in the United States in 2000, offset by a decrease in accounts payable.

           In 2003, $11.2 million of cash was used in investing activities, principally $8.7 million for the purchase of property, plant and equipment, and $2.6 million for the acquisition of the minority interest in our Netherlands subsidiary. The capital expenditures in 2003 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of several retail stores. Cash of $14.7 million was used in investing activities in 2002. This included $15.4 million of additions to property, plant and equipment, primarily for the completion of a new facility for our United Kingdom operations. In 2001 we used cash in investing activities of $23.8 million, primarily for property, plant and equipment additions. These expenditures included $9.5 million for software and systems development and $5.5 million toward the construction of our United Kingdom facility. We anticipate no major capital expenditures in 2004 and will fund any capital expenditures out of cash from operations and borrowings under our credit lines.

           Net cash of $1.9 million was used in financing activities in 2003. Cash of $4.2 million was used to repay short and long-term obligations, which was partially offset by $1.5 million of cash provided by the issuance of capital leases and $759,000 provided by the exercise of stock options. Cash of $33.8 million was provided by financing activities in 2002 from bank borrowings and the mortgaging of our Georgia distribution facility and new United Kingdom facility. In 2001, $45.8 million of cash was used in financing activities, all of which paid down short-term borrowings.

           Under our $70 million United States secured revolving credit agreement, which expires in June 2004, availability as of December 31, 2003 was $49.0 million. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of December 31, 2003. There were outstanding letters of credit of $8.0 million and there were no outstanding advances as of December 31, 2003. We are in the process of extending this facility through the end of the first quarter of 2005 while we negotiate a new agreement.

           We also maintain a £15 million ($26.9 million at the December 31, 2003 exchange rate) multi-currency credit facility with a financial institution in the United Kingdom, which is available to our United Kingdom subsidiaries. The facility does not have a termination date, but may be canceled by either party on six months notice. Borrowings under the facility are secured by certain assets of our United Kingdom subsidiaries. At December 31, 2003 there were £7.5 million ($13.3 million) of borrowings outstanding under this line with interest payable at a rate of 5.85%.

           In October 2003 our Netherlands subsidiary entered into a €5 million ($6.3 million at the December 31, 2003 exchange rate) credit facility. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2003 there were €4.5 million ($5.7 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in November 2005.

           In 2002 we entered into a £6.6 million ($10.6 million at the December 31, 2003 exchange rate), 11½ year term loan agreement with a United Kingdom bank, to finance the construction of a new United Kingdom facility. The borrowings are secured by the land and building and are repayable in 40 quarterly installments of £165,000 ($295,000) through August 2012. The outstanding borrowings bear interest at LIBOR plus 160 basis points (5.25% at December 31, 2003). In connection with this term loan, we also entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At December 31, 2003, the notional amount of the interest rate collar was £5,775,000 ($10,338,000) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005. As of December 31, 2003, the collar was in a loss position of approximately $39,000 and, accordingly, the aggregate fair value of the collar was recorded as a liability. The change in the fair value of this derivative for the year ended December 31, 2003 has been recognized in the Consolidated Statement of Operations as this hedge was determined to be ineffective. The term loan agreement contains certain financial and other covenants related to our United Kingdom subsidiaries.

           In April 2002 we entered into a ten year, $8.4 million mortgage loan on our Suwanee, Georgia distribution facility. The mortgage has monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage loan bears interest at 7.04% and is collateralized by the underlying land and building.

           We are obligated under operating leases for the rental of certain facilities and equipment which expire at various dates through 2013. We currently lease our New York facility from an entity owned by Richard Leeds, Robert Leeds and Bruce Leeds, the Company’s three principal shareholders and senior executive officers. The annual rental totals $612,000 and the lease expires in 2007.

           Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other commitments at December 31, 2003 (in thousands):

                                                                                     After
                                         2004     2005     2006     2007     2008     2008
                                         ----     ----     ----     ----     ----     ----
Contractual Obligations:
Maturities of long-term debt           $1,746   $1,740   $1,745   $1,675   $1,516  $11,677
Payments on non-cancelable              7,277    7,128    6,511    5,614    3,984   11,063
  operating leases
Purchase commitments                    1,883        -        -        -        -        -
                                        -----    -----    -----    -----    -----    -----
Total contractual obligations         $10,906   $8,868   $8,256   $7,289   $5,500  $22,740
                                      =======   ======   ======   ======   ======  =======

Other Commitments:
Letters of credit                      $8,000      N/A      N/A      N/A      N/A      N/A
                                       ======

           Our operating results have generated cash flow which, together with borrowings under our debt agreements, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. Our primary ongoing cash requirements will be to finance working capital, fund the payment of principal and interest on indebtedness and fund capital expenditures. We believe future cash flows from operations and availability of borrowings under our lines of credit (as they are expected to be extended) will be sufficient to fund ongoing cash requirements.

           We are party to certain litigation, as disclosed in “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Off-balance Sheet Arrangements

           We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Factors That May Affect Future Results and Financial Condition

           There are a number of factors and variables that affect our results of operations and financial condition. Following is a description of some of the important factors that may affect future results.

•	Economic conditions have affected and could continue to adversely affect our revenues and profits.

Both we and our business customers are subject to global political, economic and market conditions, including military action and the threat of terrorism. Economic conditions in the United States have recently begun to improve after several years of adverse conditions. Economic conditions in Europe continue to be unsettled. If the strengthening of general economic conditions does not continue and if conditions in Europe remain weak, our results could continue to be adversely affected. We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders. Our consolidated results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect us as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

In response to economic and market conditions, from time to time we have undertaken initiatives to reduce our cost structure where appropriate. The initiatives already implemented as well as any future workforce and facilities reductions undertaken may not be sufficient to meet the changes in economic and market conditions and to achieve future profitability. In addition, costs actually incurred in connection with our restructuring actions may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings.

•	Competitive pressures could harm our revenue and gross margin.

We may not be able to compete effectively with current or future competitors. The market for our products and services is intensely competitive and subject to constant technological change. We expect this competition to further intensify in the future. Competitive factors include price, availability, service and support. We compete with a wide variety of other resellers and retailers, as well as manufacturers. Some of our competitors are larger companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our markets. This may place us at a disadvantage in responding to competitors' pricing strategies, technological advances and other initiatives, resulting in our inability to increase our revenues or maintain our gross margins in the future.

In many cases our products compete directly with those offered by other manufacturers and distributors. If any of our competitors were to develop products or services that are more cost-effective or technically superior, demand for our product offerings could decrease.

Our margins are also dependent on the mix of products we sell and could be adversely affected by a continuation of our customers’ shift to lower-priced products.

•	We are dependent on third-party suppliers.

We purchase a significant portion of our computer related products from major distributors such as Tech Data Corporation and Ingram Micro Inc. and directly from large manufacturers such as IBM and Hewlett Packard, who deliver those products directly to our customers. These relationships enable us to make available to our customers a wide selection of products without having to maintaining large amounts of inventory. The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

Our PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers, some of which are located outside of the U.S. Although we do not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. Any loss of, or interruption of supply from key suppliers may require us to find new suppliers. This could result in production or development delays while new suppliers are located, which could substantially impair operating results. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components were to increase significantly, operating costs and expenses could be adversely affected.

A portion of our revenues is derived from the sale of products manufactured using licensed patents, software and/or technology. Failure to renew these licenses on favorable terms or at all could force us to stop manufacturing and distributing these products and our financial condition could be adversely affected.

Many product suppliers provide us with co-op advertising support in exchange for featuring their products in our catalogs and on our internet sites. Certain suppliers provide us with other incentives such as rebates, reimbursements, payment discounts, price protection and other similar arrangements. These incentives are offset against cost of goods sold or selling, general and administrative expenses, as applicable. The level of co-op advertising support and other incentives received from suppliers may decline in the future, which could increase our cost of goods sold or selling, general and administrative expenses and have an adverse effect on results of operations and cash flows.

•	We are exposed to inventory risks.

Our inventory is subject to risk due to technological change and changes in market demand for particular products. Certain of our suppliers offer limited price protection from the loss in value of inventory and we have limited right to return purchases to suppliers. The decrease or elimination of price protections or purchase returns could lower our gross margin or result in inventory write-downs. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases; any resulting excess and/or obsolete inventory that we are not able to re-sell could have an adverse impact on our results of operations. Any inability to enter into such arrangements may significantly impact our sales and profitability.

•	State and local sales tax collection may affect demand for our products.

Our United States subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence or in which we believe other appropriate nexus to obligate such collection exists. Other states may, from time to time, claim that we have state-related activities constituting a sufficient nexus to trigger such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state even without a physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents. We rely, as do other direct mail retailers, on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all direct mail and/or e-commerce transactions. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities for past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.

•	We have substantial international operations and we are exposed to fluctuations in currency exchange rates and political uncertainties.

We currently have operations located in nine countries outside the United States, and non-U.S. sales accounted for 39.7% of our revenue during 2003. Our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a country’s economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

•	Our income tax rate and the value of our deferred tax assets are subject to change.

Changes in taxes due to changes in the mix of U.S. and non-U.S. revenues and profitability, changes in tax rates or exposure to additional income tax liabilities could affect our profitability. We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments. The carrying value of our deferred tax assets, which are primarily in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a tax authority could affect our profitability.

•	Business disruptions could adversely impact our revenue and financial condition.

It is our policy to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers' compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although we believe that our insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation and large losses could materially affect our insurance obligations and future expense.

•	Reliance on technology

We rely on a variety of information and telecommunications systems in our operations. Our success is dependent in large part on the accuracy and proper use of our information systems, including our telecommunications systems. To manage our growth, we continually evaluate the adequacy of our existing systems and procedures. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information systems, including software and hardware, as we grow and the needs of our business change. The occurrence of a significant system failure or our failure to expand or successfully implement our systems could have a material adverse effect on our results of operations.

Our information systems networks, including our web sites, and applications could be adversely affected by viruses or worms and may be vulnerable to malicious acts such as hacking. Although we take preventive measures, these procedures may not be sufficient to avoid harm to our operations, which could have an adverse effect on our results of operations.

•	Availability of credit and financing.

We require significant levels of capital in our business to finance accounts receivable and inventory. We maintain credit facilities in the United States and in Europe to finance increases in our working capital if cash available is insufficient. The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines. In addition, if we are unable to renew or replace these facilities at maturity, our liquidity and capital resources may be adversely affected. However, we have no reason to believe that we will not be able to renew our facilities.

•	Sales to individual consumers exposes us to credit card fraud, which could adversely affect our business.

Failure to adequately control fraudulent credit card transactions could increase our expenses. Increased sales to individual consumers, which are more likely to be paid for using a credit card, increases our exposure to fraud. We employ technology solutions to help us detect the fraudulent use of credit card information. However, if we are unable to detect or control credit card fraud, we may in the future suffer losses as a result of orders placed with fraudulent credit card data, which could adversely affect our business.

•	Increased costs associated with corporate governance compliance may impact our results of operations.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and new listing requirements subsequently adopted by the New York Stock Exchange in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. We expect these developments to increase our legal compliance and financial reporting costs and make some activities more costly and time consuming. These developments may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, possibly making it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We presently cannot estimate the timing or magnitude of additional costs we may incur as a result; however, to the extent these costs are significant, our general and administrative expenses are likely to increase as a percentage of revenue and our results of operations will be negatively impacted.

           Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: (i) the effect on us of volatility in the price of paper and periodic increases in postage rates, (ii) the operation of our management information systems, (iii) significant changes in the computer products retail industry, especially relating to the distribution and sale of such products, (iv) timely availability of existing and new products, (v) risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to us, (vi) risks associated with delivery of merchandise to customers by utilizing common delivery services such as the United States Postal Service and United Parcel Service, including possible strikes and contamination, (vii) borrowing costs or availability, (viii) pending or threatened litigation and investigations and (ix) the availability of key personnel, as well as other risk factors which may be detailed from time to time in our Securities and Exchange Commission filings.

           Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Critical Accounting Policies and Estimates

           Our significant accounting policies are described in Note 1 to the consolidated financial statements. The policies below have been identified as critical to our business operations and understanding the results of operations. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented. Actual results may differ from these estimates under different conditions or assumptions.

Revenue Recognition. We recognize sales based on the terms of the customer purchase order, which indicates title to the product and risk of ownership passes to the customer upon shipment. Sales are shown net of returns and allowances. Reserves for estimated returns and allowances are provided when sales are recorded based on historical experience and current trends.

Accounts Receivable and Allowance for Doubtful Accounts. We record an allowance for doubtful accounts to reflect our estimate of the collectibility of our trade accounts receivable. We evaluate the collectibility of accounts receivable based on a combination of factors, including an analysis of the age of customer accounts and our historical experience with accounts receivable write-offs. The analysis also includes the financial condition of a specific customer or industry, and general economic conditions. In circumstances where we are aware of customer charge-backs or a specific customer's inability to meet its financial obligations, a specific reserve for bad debts applicable to amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected is recorded. In those situations with ongoing discussions, the amount of bad debt recognized is based on the status of the discussions. While bad debt allowances have been within expectations and the provisions established, there can be no guarantee that we will continue to experience the same allowance rate we have in the past.

Inventories. We value our inventories at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for excess and obsolete or unmarketable merchandise are provided based on historical experience, assumptions about future product demand and market conditions. The adequacy of these reserves are evaluated quarterly. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While markdowns and obsolescence have been within expectations and the provisions established, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past.

Long-lived Assets. Management exercises judgment in evaluating our long-lived assets for impairment. We believe we will generate sufficient undiscounted cash flow to more than recover the investments made in property, plant and equipment. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations

Income Taxes. We are subject to taxation from federal, state and foreign jurisdictions and the determination of our tax provision is complex and requires significant management judgment. Management judgment is also applied in the determination of deferred tax assets and liabilities and any valuation allowances that might be required in connection with our ability to realize deferred tax assets.

Since we conduct operations internationally, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax income or losses among locations with varying tax rates and rules. As the geographic mix of our pre-tax results among various tax jurisdictions changes, the effective tax rate may vary from period to period. We are also subject to periodic examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We have established, and periodically reevaluate, an estimated income tax reserve on our consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While management believes that we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved.

We account for income taxes in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The realization of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be required, which could materially affect our consolidated financial position and results of operations.

Restructuring charges. We have taken restructuring actions, and may commence further restructuring activities which requires management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellations, asset impairments and other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be impacted, which could materially affect our consolidated financial position and results of operations.

Recent Accounting Developments

           In November 2002, the Financial Accounting Standards Board issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. Interpretation 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have a material effect on our consolidated financial statements.

           In December 2003, the Financial Accounting Standards Board issued Interpretation 46 (Revised) to address certain Interpretation 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, for companies that have interests in entities that are Variable Interest Entities as defined under Interpretation 46. According to this interpretation, if a company has an interest in a Variable Interest Entity and is at risk for a majority of the Variable Interest Entity’s expected losses or receives a majority of the Variable Interest Entity’s expected gains it shall consolidate the Variable Interest Entity. Interpretation 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those Variable Interest Entity's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. We have adopted Interpretation 46-R and are evaluating the impact of this interpretation on our consolidated financial statements.

           In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement of Financial Accounting Standards 149 amends and clarifies Statement of Financial Accounting Standards 133 for the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of Statement of Financial Accounting Standards 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of Statement of Financial Accounting Standards 149 did not have a material impact on our consolidated financial statements.

           In May 2003, the Financial Accounting Standards Board issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement of Financial Accounting Standards 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of Statement of Financial Accounting Standards 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of Statement of Financial Accounting Standards 150 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

           We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other.

           We have limited involvement with derivative financial instruments and do not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2003 we had no outstanding forward exchange contracts.

           Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. In connection with our United Kingdom term loan agreement, effective April 30, 2002 we entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At December 31, 2003 the notional amount of the interest rate collar was £5.8 million ($10.3 million at the December 31, 2003 exchange rate) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005.

Item 8. Financial Statements and Supplementary Data.

           The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see Item 15 of Part IV.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

Item 9A. Controls and Procedures.

           The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant.

           The information required by Item 10 of Part III is hereby incorporated by reference from the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement").

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

Item 14. Principal Accounting Fees and Services.

           The information required by Item 14 of Part III is hereby incorporated by reference from the Proxy Statement.

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

3.	Exhibits.

               Exhibit
               No.            Description
               -------        -----------
               3.1            Composite Certificate of Incorporation of Registrant, as amended9
               3.2            By-laws of Registrant1
               4.1            Stockholders Agreement2
               10.1           Form of 1995 Long-Term Stock Incentive Plan3*
               10.2           Form of 1999 Long-Term Stock Incentive Plan as amended13*
               10.3           Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility)1
               10.4           Amendment to Lease Agreement dated September 29, 1998 between the
                              Company and Addwin Realty Associates (Port Washington facility)6
               10.5           Lease Agreement dated as of July 17, 1997 between the Company and
                              South Bay Industrials Company (Compton facility)4
               10.6           Build-to-Suit Lease Agreement dated April, 1995 among the Company,
                              American National Bank and Trust Company of Chicago and Walsh,
                              Higgins & Company (Naperville facility)1
               10.7           Lease Agreement dated September 17, 1998 between Tiger Direct,
                              Inc. and Keystone Miami Property Holding Corp. (Miami facility)5
               10.8           Royalty Agreement dated June 30, 1986 between the Company and
                              Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto1
               10.9           Form of 1995 Stock Plan for Non-Employee Directors3*
               10.10          Consulting Agreement dated as of January 1, 1996 between the
                              Company and Gilbert Rothenberg3*
               10.11          Separation Agreement and General Release between the Company and
                              Robert Dooley, dated March 5, 2004*
               10.12          Employment Agreement dated as of December 12, 1997 between the
                              Company and Steven M. Goldschein4*
               10.13          Loan and Security Agreement, dated June 13, 2001, between The
                              Chase Manhattan Bank (as Lender and Agent) and TransAmerica
                              Business Capital Corporation (as Lender and Co-Agent) with the
                              Company and certain subsidiaries of the Company (as Borrowers), as amended, the "Chase Loan Agreement")7
               10.14          Amendment No. 1, dated as of September 1, 2001, to the Chase
                              Loan Agreement8
               10.15          Amendment No. 2, dated as of December 13, 2001, to the Chase
                              Loan Agreement9
               10.16          Amendment No. 3, dated as of December 20, 2001, to the Chase
                              Loan Agreement9
               10.17          Amendment No. 4, dated as of April 18, 2002, to the Chase Loan
                              Agreement10
               10.18          Amendment No. 5, dated as of June 30, 2002, to the Chase Loan
                              Agreement11
               10.19          Amendment No. 6, dated as of September 22, 2003, to the Chase
                              Loan Agreement
               10.20          Promissory Note of Systemax Suwanee LLC, dated as of April 18,
                              2002 payable to the order of New York Life Insurance Company in the original principal sum of $8,400,00010
               10.21          Deed to Secure Debt, Assignment of Leases and Rents and Security
                              Agreement, dated as of April 18, 2002 from Systemax Suwanee LLC to New York Life Insurance Company10
               14             Corporate Ethics Policy for Officers, Directors and Employees
               19             Specimen stock certificate of Registrant9
               21             Subsidiaries of the Registrant
               23             Consent of experts and counsel: Consent of Independent Public
                              Accountants
               31.1           Certification of the Chief Executive Officer pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002
               31.2           Certification of the Chief Financial Officer pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002
               32.1           Certification of the Chief Executive Officer pursuant to Section
                              906 of the Sarbanes-Oxley Act of 2002
               32.2           Certification of the Chief Financial Officer pursuant to Section
                              906 of the Sarbanes-Oxley Act of 2002
               99.1           Charter of the Audit Committee of the Company's Board of
                              Directors, as revised February 28, 200312
               99.2           Charter of the Compensation Committee of the Company's Board of
                              Directors, as approved February 28, 200312
               99.3           Charter of the Nominating/Corporate Governance Committee of the
                              Company's Board of Directors, as approved February 28, 200312
               99.4           Annual CEO Certification to the New York Stock Exchange, dated
                              March 26, 2004
(b)	Reports on Form 8-K. A report on Form 8-K was filed by the Company on November 12, 2003 regarding the Company’s financial results for the quarterly period ended September 30, 2003.

*	Management contract or compensatory plan or arrangement
1	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).
2	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.
3	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).
4	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
5	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.
6	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998.
7	Incorporated herein by reference to the Company's report on Form 8-K dated June 13, 2001
8	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.
9	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.
10	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.
11	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.
12	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.
13	Incorporated herein by reference to the Company's report on Form 8-K dated May 20, 2003.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer Date: March 26, 2004

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

       Signature                                      Title                               Date
       ---------                                      -----                               ----

/s/ RICHARD LEEDS                       Chairman and Chief Executive Officer         March 26, 2004
------------------------------             (Principal Executive Officer)
        Richard Leeds

/s/ BRUCE LEEDS                     Vice Chairman and President of International     March 26, 2004
------------------------------                    Operations
        Bruce Leeds

/s/ ROBERT LEEDS                      Vice Chairman and President of Domestic        March 26, 2004
------------------------------
       Robert Leeds

/s/ STEVEN GOLDSCHEIN            Senior Vice President and Chief Financial Officer   March 26, 2004
------------------------------             (Principal Financial Officer)
    Steven Goldschein

/s/ MICHAEL J. SPEILLER                    Vice President and Controller             March 26, 2004
------------------------------             (Principal Accounting Officer)
    Michael J. Speiller

/s/ ROBERT D. ROSENTHAL                               Director                       March 26, 2004
------------------------------
    Robert D. Rosenthal

/s/ STACY DICK                                        Director                       March 26, 2004
------------------------------
       Stacy Dick

/s/ ANN R. LEVEN                                      Director                       March 26, 2004
------------------------------
      Ann R. Leven

EXHIBIT INDEX

     Exhibit
     No.            Description
     -------        -----------

     10.11          Separation Agreement and General Release between the Company and Robert
                    Dooley, dated March 5, 2004
     10.19          Amendment No. 6, dated as of September 22, 2003, to the Chase Loan
                    Agreement
     14             Corporate Ethics Policy for Officers, Directors and Employees
     21             Subsidiaries of the Registrant
     23             Consent of experts and counsel: Consent of Independent Public Accountants
     31.1           Certification of the Chief Executive Officer pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
     31.2           Certification of the Chief Financial Officer pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
     32.1           Certification of the Chief Executive Officer pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
     32.2           Certification of the Chief Financial Officer pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
     99.4           Annual CEO Certification to the New York Stock Exchange