Form 10-Q
period 2004-03-31
SYSTEMAX INC
filed 2004-05-14
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares outstanding of the registrant's Common Stock as of May 6, 2004 was 34,363,553.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)
---------------------------------------------------------------------------------------------------------------
                                                                                    March 31        December 31
                                                                                      2004             2003
                                                                                    --------        -----------
                                                                                    (Unaudited)
ASSETS:

   CURRENT ASSETS:

      Cash and cash equivalents                                                      $39,634         $38,702

      Accounts receivable, net                                                       162,754         152,435

      Inventories                                                                    154,592         133,905

      Prepaid expenses and other current assets                                       24,426          26,849

      Deferred income tax assets                                                       8,709          10,132
                                                                                     -------         -------
           Total current assets                                                      390,115         362,023

   PROPERTY, PLANT AND EQUIPMENT, net                                                 67,173          68,647

   DEFERRED INCOME TAX ASSETS                                                         11,440          14,606

   OTHER ASSETS                                                                          188             376
                                                                                     -------         -------
              TOTAL ASSETS                                                          $468,916        $445,652
                                                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   CURRENT LIABILITIES:

       Short-term borrowings, including current portions of long-term debt           $23,069         $20,814

       Accounts payable                                                              160,595         141,106

       Accrued expenses and other current liabilities                                 49,639          51,037
                                                                                      ------          ------
          Total current liabilities                                                  233,303         212,957
                                                                                    ========        ========
   LONG-TERM DEBT                                                                     18,149          18,353

   OTHER LIABILITIES                                                                   1,702           1,768

SHAREHOLDERS' EQUITY:

   Preferred stock, par value $.01 per share, authorized 25 million shares, issued none

   Common stock, par value $.01 per share, authorized 150 million shares, issued
       38,231,990 shares; outstanding 34,354,896 (2004) and 34,288,068 shares
       (2003)                                                                            382             382

   Additional paid-in capital                                                        175,593         175,343

   Accumulated other comprehensive income, net                                         1,900           2,157

   Retained earnings                                                                  83,434          81,022
                                                                                     -------         -------
                                                                                     261,309         258,904
                                                                                     -------         -------

   Less: common stock in treasury at cost - 3,877,094 (2004) and 3,943,922 (2003)
       shares                                                                         45,547          46,330
                                                                                     -------         -------
                        Total shareholders' equity                                   215,762         212,574
                                                                                     -------         -------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $468,916        $445,652
                                                                                    ========        ========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In Thousands, except per share amounts)
--------------------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                       March 31,
                                                                       ----------

                                                                      2004             2003
                                                                      ----             ----
Net sales                                                         $485,736         $426,461

Cost of sales                                                      410,916          353,983
                                                                   -------          -------
Gross profit                                                        74,820           72,478

Selling, general and administrative expenses                        65,575           63,801

Restructuring and other charges                                      4,042              112
                                                                   -------          -------
Income from operations                                               5,203            8,565

Interest and other expense, net                                        647              214
                                                                   -------          -------

Income before income taxes                                           4,556            8,351

Provision for income taxes                                           2,144            3,316
                                                                   -------          -------

Net income                                                          $2,412           $5,035
                                                                    ======           ======

Net income per common share:

Basic                                                                 $.07             $.15
                                                                    ======           ======

Diluted                                                               $.07             $.15
                                                                    ======           ======

Common and common equivalent shares outstanding:

Basic                                                               34,305           34,109
                                                                    ======           ======

Diluted                                                             35,218           34,109
                                                                    ======           ======

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                      Common  Stock                              Accumulated
                                -----------------------                             Other
                                                          Additional              Comprehensive   Treasury   Comprehensive
                                 Number of                 Paid-in      Retained  Income (Loss),    Stock,   Income (Loss),
                                   Shares       Amount     Capital      Earnings   Net of Tax      At Cost    Net of Tax
                                ---------------------------------------------------------------------------------------------

Balances, January 1, 2004         34,288         $382      $175,343     $81,022      $2,157       $(46,330)

Exercise of stock options             67                       (550)                                   783
Change in cumulative
  translation adjustment, net                                                          (257)                     $(257)
Compensation expense related to
  stock option plans                                            800
Net Income                                                                2,412                                  2,412
                                    ------       ----        -------      ------     ------       --------      ------
Total comprehensive income                                                                                      $2,155
                                                                                                                ======

Balances, March 31, 2004          34,355         $382      $175,593     $83,434      $1,900       $(45,547)
                                  ======         ====      ========     =======     =======       ========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
------------------------------------------------------------------------------------------------------

                                                                                 Three Months
                                                                                  Ended March 31,
                                                                            --------------------------
                                                                                2004           2003
                                                                                ----           ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income                                                                    $2,412           $5,035

Adjustments to reconcile net income to net cash provided by (used in)
operating activities:

Deferred income taxes                                                          4,555            2,052

Depreciation and amortization                                                  2,995            3,463

Provisions for returns and doubtful accounts                                     819            1,242

Loss on dispositions                                                             508               18

Compensation expense related to stock option plans                               800

Changes in operating assets and liabilities:

Accounts receivable                                                          (11,498)          (6,047)

Inventories                                                                  (20,699)         (15,342)

Prepaid expenses and other current assets                                      5,725           (7,364)

Accounts payable, accrued expenses and other current liabilities              14,705            7,642
                                                                             -------          -------

Net cash provided by (used in) operating activities                              322           (9,301)
                                                                             -------          -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Investments in property, plant and equipment                                  (1,371)          (2,552)

Proceeds from disposals of property, plant and equipment                          26               61
                                                                             -------          -------

Net cash used in investing activities                                         (1,345)          (2,491)
                                                                             -------          -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds (repayments) of borrowings from banks                                 1,984          (11,439)

Repayments of long-term debt and capital lease obligations                      (442)            (311)

Exercise of stock options                                                        233
                                                                             -------          -------

Net cash provided by (used in) financing activities                            1,775          (11,750)
                                                                             -------          -------

EFFECTS OF EXCHANGE RATES ON CASH                                                180            3,119
                                                                             -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             932          (20,423)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               38,702           62,995
                                                                             -------          -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $39,634          $42,572
                                                                             =======          =======

See notes to condensed consolidated financial statements.
Systemax Inc. Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Description of Business

Systemax Inc. (the "Company" or "Systemax") is a direct marketer of brand name and private label products, including personal desktop computers (PCs), notebook computers, computer related products and industrial products in North America and Europe. Systemax markets these products through an integrated system of distinctively branded, full-color direct mail catalogs, proprietary e-commerce Internet sites and personalized relationship marketing.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all Variable Interest Entities (VIEs) of which the Company is deemed to be the primary beneficiary (see Note 8). All significant intercompany accounts and transactions have been eliminated in consolidation.

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company are reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. Excluded from the computation of diluted earnings per share due to their antidilutive effect were 663,0000 stock options in the first quarter of 2004 and 2,415,000 stock options in the first quarter of 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations for the three month periods ended March 31, 2004 and 2003, cash flows for the three months ended March 31, 2004 and 2003 and changes in shareholders' equity for the three months ended March 31, 2004. The December 31, 2003 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2003 and for the year then ended included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results for an entire year.

3.	Stock-based Compensation

The Company has three stock-based compensation plans, two of which are for employees, consultants and advisors and the third of which is for non-employee Directors. The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") 148. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123 (in thousands, except per share data):

                                                                       Three Months Ended
                                                                           March  31
                                                                      2004            2003
                                                                      ----            ----
      Net income  - as reported                                     $2,412          $5,035
      Stock-based employee compensation expense determined
          under fair value based method, net of related tax
          effects                                                        6             135
                                                                    ------          ------
      Pro forma net income                                          $2,406          $4,900
                                                                    ======          ======

      Net income per common share:
      Basic:
         Net income - as reported                                     $.07            $.15
                                                                      ====            ====
         Net income - pro forma                                       $.07            $.14
                                                                      ====            ====

      Diluted:
         Net income - as reported                                     $.07            $.15
                                                                      ====            ====
         Net income - pro forma                                       $.07            $.14
                                                                      ====            ====
The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                      2004             2003
                                                                      ----             ----
      Expected dividend yield                                           0%               0%
      Risk-free interest rate                                         5.9%             5.0%
      Expected volatility                                            58.0%            68.0%
      Expected life in years                                         2.40             2.41
4.	Comprehensive Income

Comprehensive income (loss) – Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, net of tax and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods ended March 31, comprehensive income (loss) was $2,155,000 in 2004 and $5,773,000 in 2003 net of tax effects on foreign currency translation adjustments of $160,000 in 2004 and $(799,000) in 2003.

5.	Credit Facilities

The Company maintains a $70 million secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company’s shares of stock in its domestic subsidiaries. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of March 31, 2004. The credit facility expires and outstanding borrowings thereunder are due on March 31, 2005. As of March 31, 2004, availability under the agreement was $57.2 million. There were outstanding letters of credit of $8.9 million and there were no outstanding advances.

Under the Company’s £15 million ($27.6 million at the March 31, 2004 exchange rate) United Kingdom credit facility, which is available to its United Kingdom subsidiaries, at March 31, 2004 there were £8.8 million ($16.1 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility does not have a termination date, but may be canceled by either party with six months notice. Borrowings under the facility are secured by certain assets of the Company’s United Kingdom subsidiaries.

Under the Company’s €5 million ($6.1 million at the March 31, 2004 exchange rate) Netherlands credit facility, there were €4.2 million ($5.2 million) of borrowings outstanding at March 31, 2004, with interest payable at a rate of 5.0%. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in November 2005.

6.	Restructuring and Other Charges

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, management approved and implemented restructuring actions which included workforce reductions and facility consolidations.

2004 United States Streamlining Plan

In the first quarter of 2004, the Company implemented a plan to streamline the back office and warehousing operations in its United States computer businesses. The Company recorded $3.7 million of costs related to this plan, including $3.2 million for severance and benefits for approximately 200 terminated employees and $0.5 million of non-cash costs for impairment of the carrying value of fixed assets.

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of March 31, 2004:

                                                     Severance and           Asset          Other
                                                     Personnel Costs     Write-downs      Exit Costs     Total
                                                     ---------------     -----------      ----------     -----
          Charged to expense in 2004                       $3,153             $483            $60        $3,696
          Amounts utilized                                 (1,281)            (483)            --        (1,764)
                                                           ------             ----             ---       ------
          Accrued at March 31, 2004                        $1,872               --            $60        $1,932
                                                           ======             ====            ===        ======
2003 United States Warehouse Consolidation Plan

In the fourth quarter of 2003, the Company implemented a plan to consolidate the warehousing facilities in its United States computer supplies business. The table below displays the activity and liability balance of the reserve for this initiative:

                                                      Severance and           Asset         Other
                                                      Personnel Costs     Write-downs     Exit Costs     Total
                                                      ---------------     -----------     ----------     -----
          Accrued at December 31, 2003                       $ 63             $233           $417         $713
          Amounts utilized                                    (63)             (42)          (131)        (236)
                                                              ---              ---           ----         ----
          Accrued at March 31, 2004                             -             $191           $286         $477
                                                              ===             ====           ====         ====
2002 United Kingdom Consolidation Plan

In 2002 the Company implemented a restructuring plan to consolidate the activities of three United Kingdom locations into a new facility constructed for the Company. In the fourth quarter of 2003, the Company recorded additional costs related to this plan. The table below displays the activity and liability balance of the reserve for this initiative:

                                                               Asset           Other
                                                            Write-downs      Exit Costs     Total
                                                            -----------     -----------     -----
          Accrued at December 31, 2003                          $630          $1,682        $2,312
          Amounts utilized                                      (630)           (420)       (1,050)
                                                                 ----           ----        ------
          Accrued at March 31, 2004                               --          $1,262        $1,262
                                                                 ====         ======        ======
7.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company’s operations by geographic area was as follows:

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                          2004           2003
                                                          ----           ----
          Net Sales (in thousands):
          North America                                  $295,906      $259,831
          Europe                                          189,830       166,630
                                                          -------       -------
          Consolidated                                   $485,736      $426,461
                                                         ========      ========
Revenues are attributed to countries based on location of selling subsidiary.

8.	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, for companies that have interests in entities that are VIEs as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The Company has adopted FIN 46-R and has begun consolidating a 50%-owned joint venture in the first quarter of 2004. This consolidation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net sales for the three months ended March 31, 2004 increased 13.9% to $485.7 million compared to $426.5 million in the year-ago quarter. North American sales were $295.9 million, an increase of 13.9% from $259.8 million in the prior year. European sales also increased 13.9%, to $189.8 million (representing 39% of worldwide sales) compared to $166.6 million (39% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $25.8 million in 2004. Excluding the movements in foreign exchange rates, European sales would have decreased 1.5% from the prior year.

Gross profit was $74.8 million compared to $72.5 million in the year-ago quarter, an increase of $2.3 million. The gross profit margin was 15.4% in the current period, compared to 17.0% in the year-ago period. The decline in the gross profit margin was due to pricing pressures and changes in the mix of products sold from a year ago. When compared to the fourth quarter of 2003, however, gross profit margin improved from the 14.9% margin recorded in that quarter, reflecting some pricing stabilization, particularly in Europe.

Selling, general and administrative expenses for the quarter increased $1.8 million, or 2.8%, to $65.6 million compared to $63.8 million in the first quarter of 2003. This increase resulted from more than $3 million of increased costs in Europe due to the effects of changes in foreign exchange rates. Selling, general and administrative expenses as a percentage of net sales, however, decreased to 13.5% compared to 15.0% in the year-ago quarter.

During the first quarter of 2004 we implemented a plan to streamline the activities of our United States computer businesses’ back office and warehouse operations, resulting in the elimination of approximately 200 jobs. We incurred $3.7 million of restructuring costs associated with this plan, including $3.2 million for staff severance and benefits for terminated employees and $0.5 million of non-cash costs for impairment of the carrying value of fixed assets. We also consolidated United Kingdom sales offices in the first quarter of 2004, resulting in the elimination of 50 jobs with restructuring costs of approximately $300,000.

We had income from operations for the current quarter of $5.2 million compared to $8.6 million in the year-ago quarter. Income from operations decreased from the prior year as result of the restructuring costs incurred in 2004. We had income from operations of $1.9 million in our North American operations in the current quarter compared to income from operations of $5.8 million last year. Income from operations in Europe was $3.3 million, compared to $2.8 million in the year-ago quarter.

Interest and other expense - net consists principally of interest expense. Interest expense was $641,000 in the first quarter of 2004 and $552,000 in 2003. Interest income on invested funds decreased in 2004 as a result of lower interest rates and less funds available for investment.

Income tax expense was $2.1 million in the first quarter of 2004 and $3.3 million in the year-ago quarter. The effective income tax rate for the first quarter of 2004 was 47.1%, compared to 39.7% in the year ago period. The effective income tax rate was higher in 2004 as a result of a restructuring expense which is not deductible for income tax purposes and a change in the mix of income earned by country.

As a result of the above, net income for the first quarter was $2.4 million, or $.07 per basic and diluted share, compared to $5.0 million, or $.15 per basic and diluted share, in the first quarter of 2003.

Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business and to fund capital expenditures. We rely principally upon operating cash flow and borrowings under our credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our working capital requirements, projected capital expenditures and interest and debt repayments in the foreseeable future.

Our cash balance increased to $39.6 million during the three months ended March 31, 2004 from $38.7 million at the end of 2003. Net cash provided by operating activities was $0.3 million in 2004, compared with net cash used in operating activities of $9.3 million in 2003. The increase in cash provided by operations in 2004 resulted from changes in our working capital accounts, which used $11.8 million in cash compared to using $21.1 million of cash in 2003. The change resulted primarily from an increase in accounts payable, accrued expenses and other current liabilities and a decrease in prepaid expenses and other current assets. Cash generated from net income adjusted by other non-cash items provided $12.1 million in 2004, compared to $11.8 million provided by these items in 2003.

Our working capital was $157 million at March 31, 2004, an increase of $8 million from $149 million at the end of 2003. This was due principally to a $21 million increase in inventories, a $10 million increase in accounts receivable and a $1 million increase in cash offset by a $2 million increase in short-term debt, a $4 million decrease in prepaid expenses and other current assets and an $18 million increase in accounts payable. Our inventories increased to meet the needs of our growing consumer base, as increased stock levels facilitate such sales, while sales to business customers include a large portion of merchandise shipped directly by our vendors. The accounts receivable increase was lesser in magnitude, as sales to consumers are generally paid by credit card, which have a 2-3 day shipment-to-cash cycle compared to the normal 30-day payment terms offered to our business customers. We expect that future accounts receivable and inventory balances will continue to fluctuate with the mix of our net sales between consumer and business customers.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2004, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

In 2004, $1.3 million of cash was used in investing activities, principally for the purchase of property, plant and equipment. The capital expenditures in 2004 consisted primarily of upgrades and enhancements to our information and communications systems hardware. Cash of $2.5 million was used in investing activities in 2003, also in connection with capital expenditures.

Net cash of $1.8 million was provided by financing activities in 2004. Cash of $2.0 million was provided by borrowings under our short-term United Kingdom credit facility. We used cash of $442,000 for payments under long-term borrowing agreements. Exercises of stock options provided $233,000 of cash in 2004. Cash of $11.8 million was used by financing activities in 2003 to repay bank borrowings and long-term debt.

Under our $70 million United States secured revolving credit agreement, which has been extended and now expires on March 31, 2005, availability as of March 31, 2004 was $57.2 million. There were outstanding letters of credit of $8.9 million and there were no outstanding advances as of March 31, 2004. Under our £15 million ($27.6 million at the March 31, 2004 exchange rate) multi-currency United Kingdom credit facility, which is available to our United Kingdom subsidiaries, at March 31, 2004 there were £8.8 million ($16.1 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility does not have a termination date, but may be canceled by either party on six months notice. Borrowings under the facility are secured by certain assets of our United Kingdom subsidiaries. Under our Netherlands €5 million ($6.1 million at the March 31, 2004 exchange rate) credit facility, at March 31, 2004 there were €4.2 million ($5.2 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. This facility expires in November 2005.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at March 31, 2004 consisted of repayments of borrowings under our credit agreements and long-term borrowings and payments under operating leases for certain of our real property and equipment.

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

Forward Looking Statements - Factors That May Affect Future Results and Financial Condition

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

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Many of these risk factors are discussed in Item 7 (“Factors That May Affect Future Results and Financial Condition”) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and which discussion is incorporated by reference herein.

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

We have limited involvement with derivative financial instruments and do not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2004 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. In connection with our United Kingdom term loan agreement, effective April 30, 2002 we entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At March 31, 2004 the notional amount of the interest rate collar was £5.6 million ($10.3 million at the March 31, 2004 exchange rate) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005.

Item 4. Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits.

3.1	Composite Certificate of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

3.2	By-laws of Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052.)

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995.)

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.1	Amendment No. 7, dated as of November 17, 2003, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers).

10.2	Amendment No. 8, dated as of May 10, 2004, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers).

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on February 17, 2004 regarding the Company's press release announcing a streamlining and cost reduction plan.

(ii) A report on Form 8-K was filed by the Company on March 2, 2004 regarding the Company's financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004	SYSTEMAX INC. By /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer

By /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer

Exhibit Index

10.1	Amendment No. 7, dated as of November 17, 2003, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers).

10.2	Amendment No. 8, dated as of May 10, 2004, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers).

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002