Form 10-Q
period 2004-06-30
SYSTEMAX INC
filed 2004-08-23
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the registrant's Common Stock as of August 9, 2004 was 34,400,080.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our independent auditors, Deloitte and Touche LLP, have not completed their review of the Company’s interim financial statements for the period ending June 30, 2004, pending the satisfactory completion of the independent review discussed in Part II, Item 5.

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                                    June 30,      December 31,
                                                                                     2004             2003
                                                                                  -----------     ------------
                                                                                  (Unaudited)
ASSETS:
   CURRENT ASSETS:
      Cash and cash equivalents                                                     $56,358          $38,702
      Accounts receivable, net                                                      156,560          152,435
      Inventories                                                                   126,230          133,905
      Prepaid expenses and other current assets                                      25,601           26,849
     Deferred income tax assets                                                      10,367           10,132
                                                                                  -----------     ------------
           Total current assets                                                     375,116          362,023

   PROPERTY, PLANT AND EQUIPMENT, net                                                65,209           68,647
   DEFERRED INCOME TAXES AND OTHER ASSETS                                            11,791           14,982
                                                                                  -----------     ------------

              TOTAL ASSETS                                                         $452,116         $445,652
                                                                                  ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   CURRENT LIABILITIES:
      Short-term borrowings, including current portions of long-term debt           $23,709          $20,814
       Accounts payable                                                             142,220          141,106
       Accrued expenses and other current liabilities                                50,743           51,037
                                                                                  -----------     ------------
          Total current liabilities                                                 216,672          212,957
                                                                                  -----------     ------------

   LONG-TERM DEBT                                                                    17,590           18,353
   OTHER LIABILITIES                                                                  1,732            1,768

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
   Common stock, par value $.01 per share, authorized 150 million shares, issued 38,231,990 shares; outstanding 34,391,296 (2004) and
       34,288,068 shares (2003)                                                         382              382
   Additional paid-in capital                                                       175,294          175,343
   Accumulated other comprehensive income, net                                        1,460            2,157
   Retained earnings                                                                 84,105           81,022
                                                                                -----------     ------------
                                                                                    261,241          258,904
                                                                                -----------     ------------
   Less: common stock in treasury at cost - 3,840,694 (2004) and 3,943,922
       (2003) shares                                                                 45,119           46,330
                                                                                -----------     ------------
                        Total shareholders' equity                                  216,122          212,574
                                                                                -----------     ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $452,116         $445,652
                                                                                ===========     ============

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

                                                            Six Months Ended                   Three Months Ended
                                                                June 30,                            June 30,
                                                     --------------------------------  ------------------------------------
                                                               2004             2003               2004               2003
                                                     ---------------  ---------------  -----------------  -----------------
Net sales                                                  $916,726         $815,259           $430,990           $388,798
Cost of sales                                               774,088          679,256            363,172            325,273
                                                     ---------------  ---------------  -----------------  -----------------
Gross profit                                                142,638          136,003             67,818             63,525
Selling, general & administrative expenses                  129,676          125,483             64,101             61,682
Restructuring and other charges                               5,015              112                973
Goodwill impairment                                                            2,560                                 2,560
                                                     ---------------  ---------------  -----------------  -----------------
Income (loss) from operations                                 7,947            7,848              2,744               (717)
Interest and other expense, net                               1,073              533                426                319
                                                     ---------------  ---------------  -----------------  -----------------
Income (loss) before income taxes                             6,874            7,315              2,318             (1,036)
Provision for income taxes                                    3,791            4,144              1,647                828
                                                     ---------------  ---------------  -----------------  -----------------
Net income (loss)                                            $3,083           $3,171               $671            $(1,864)
                                                     ===============  ===============  =================  =================

Net income (loss) per common share:
Basic                                                          $.09             $.09               $.02              $(.05)
                                                     ===============  ===============  =================  =================
Diluted                                                        $.09             $.09               $.02              $(.05)
                                                     ===============  ===============  =================  =================

Weighted average common and common equivalent shares:
Basic                                                        34,338           34,106             34,371             34,108
                                                     ===============  ===============  =================  =================
Diluted                                                      35,227           34,312             35,224             34,108
                                                     ===============  ===============  =================  =================

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
(In Thousands)

                                  Common  Stock                                   Accumulated
                            -----------------------                                   Other
                                                      Additional                 Comprehensive     Treasury    Comprehensive
                              Number of                Paid-in      Retained    Income (Loss),      Stock,     Income (Loss),
                               Shares       Amount     Capital      Earnings      Net of Tax        At Cost      Net of Tax
                            ------------- ---------- ------------- ----------- ------------------ ------------ ---------------

Balances, January 1, 2004       34,288       $382      $175,343     $81,022          $2,157       $(46,330)

Exercise of stock options          103                     (849)                                     1,211
Change in cumulative
  translation
  adjustment, net                                                                      (697)                       $(697)
Compensation expense
  related to
  stock option plans                                        800
Net income                                                            3,083                                        3,083
                               -------      -----     ---------    --------         -------       --------        ------
Total comprehensive income                                                                                        $2,386
                                                                                                                  ======
Balances, June 30, 2004         34,391       $382      $175,294     $84,105          $1,460       $(45,119)
                               =======      =====     =========    ========         =======       ========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                 --------------------------------
                                                                                           2004             2003
                                                                                           ----             ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income                                                                            $3,083           $3,171
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
       Provision for deferred income taxes                                                2,434            1,304
       Depreciation and amortization                                                      5,857            6,768
       Provision for returns and doubtful accounts                                        1,634            1,399
       Loss on dispositions and abandonment                                                 525               24
       Compensation expense related to stock option plans                                   800
       Goodwill impairment                                                                                 2,560
   Changes in operating assets and liabilities:
       Accounts receivable                                                               (7,147)           9,849
       Inventories                                                                        7,185           (5,596)
       Prepaid expenses and other current assets                                          1,518            9,005
       Accounts payable, accrued expenses and other current liabilities                   1,641          (24,094)
                                                                                 ---------------  ---------------
           Net cash provided by operating activities                                     17,530            4,390
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                          (2,894)          (4,230)
   Proceeds from disposals of property, plant and equipment                                 131               61
   Purchase of minority interest                                                                          (2,560)
                                                                                 ---------------  ---------------
           Net cash used in investing activities                                         (2,763)          (6,729)
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds (repayments) of borrowings from banks                                         2,910           (7,409)
   Repayments of long-term debt and capital lease obligations                              (878)            (625)
   Exercise of stock options                                                                362               35
                                                                                 ---------------  ---------------
           Net cash provided by (used in) financing activities                            2,394           (7,999)
                                                                                 ---------------  ---------------

EFFECTS OF EXCHANGE RATES ON CASH                                                           495             (402)
                                                                                 ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     17,656          (10,740)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          38,702           62,995
                                                                                 ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $56,358          $52,255
                                                                                 ===============  ===============

See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

Systemax Inc. (the “Company” or “Systemax”) is a direct marketer of brand name and private label products, including personal desktop computers (PCs), notebook computers, computer related products and industrial products in North America and Europe. Systemax markets these products through an integrated system of distinctively branded, full-color direct mail catalogs, proprietary e-commerce Internet sites and personalized relationship marketing.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all Variable Interest Entities (VIEs) of which the Company is deemed to be the primary beneficiary (see Note 8). All significant intercompany accounts and transactions have been eliminated in consolidation.

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share – diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company are reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. Stock options for the following number of shares in the period noted were excluded from the computation of diluted earnings per share due to their antidilutive effect.

              Six Months Ended June 30,        Three Months Ended June 30,
              -------------------------        ---------------------------
                  2004       2003                 2003            2004
                  ----       ----                 ----            ----
                626,000   1,277,000              588,000        693,000
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations for the three and six month periods ended June 30, 2004 and 2003, cash flows for the six months ended June 30, 2004 and 2003 and changes in shareholders’ equity for the six months ended June 30, 2004. The December 31, 2003 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2003 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results for the six months ended June 30, 2004 are not necessarily indicative of the results for an entire year.

3.	Stock-based Compensation

The Company has three stock-based compensation plans, two of which are for employees, consultants and advisors and the third of which is for non-employee Directors. The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, the Company does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123 (in thousands, except per share data):

                                                                    Six Months Ended              Three Months Ended
                                                                          June 30,                    June 30,
                                                                    -----------------             ------------------
                                                                     2004           2003           2004          2003
                                                                     ----           ----           ----          ----
     Net income (loss) - as reported                               $3,083         $3,171           $671       $(1,864)
     Stock-based employee compensation expense determined
         under fair value based method, net of related
         tax effects                                                  214            259            208           124
                                                                   ------         ------           ----       -------
     Pro forma net income (loss)                                   $2,869         $2,912           $463       $(1,988)
                                                                   ======         ======           ====       =======

     Net income (loss) per common share:
     Basic:
     Net income (loss) - as reported                                 $.09           $.09           $.02         $(.05)
                                                                   ======         ======           ====       =======
     Net income (loss) - pro forma                                   $.08           $.09           $.01         $(.06)
                                                                   ======         ======           ====       =======

     Diluted:
     Net income (loss) - as reported                                 $.09           $.09           $.02         $(.05)
                                                                   ======         ======           ====       =======
     Net income (loss) - pro forma                                   $.08           $.08           $.01         $(.06)
                                                                   ======         ======           ====       =======
The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                            2004           2003
                                                                            ----           ----
           Expected dividend yield                                            0%             0%
           Risk-free interest rate                                          5.0%           5.0%
           Expected volatility                                             55.0%          68.0%
           Expected life in years                                           2.29           2.35
4.	Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, net of tax and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the six month periods ended June 30, comprehensive income was $2,386,000 in 2004 and $5,637,000 in 2003 net of tax effects on foreign currency translation adjustments of $387,000 in 2004 and $(1,961,000) in 2003. For the three month periods ended June 30, comprehensive income (loss) was $231,000 in 2004 and $(136,000) in 2003, net of tax effects on foreign currency translation adjustments of $227,000 in 2004 and $(1,162,000) in 2003.

5.	Credit Facilities

The Company maintains a $70 million secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of June 30, 2004. The credit facility expires and outstanding borrowings thereunder are due on March 31, 2005. As of June 30, 2004, availability under the agreement was $58.7 million. There were outstanding letters of credit of $7.6 million and there were no outstanding advances.

Under the Company’s £15 million ($27.1 million at the June 30, 2004 exchange rate) United Kingdom credit facility, which is available to its United Kingdom subsidiaries, at June 30, 2004 there were £9.1 million ($16.4 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility does not have a termination date, but may be canceled by either party with six months notice. Borrowings under the facility are secured by certain assets of the Company’s United Kingdom subsidiaries.

Under the Company’s €5 million ($6.1 million at the June 30, 2004 exchange rate) Netherlands credit facility, there were €4.5 million ($5.5 million) of borrowings outstanding at June 30, 2004, with interest payable at a rate of 5.0%. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in November 2005.

6.	Accrued Restructuring Costs

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, management approved and implemented restructuring actions which included workforce reductions and facility consolidations.

2004 United States Streamlining Plan
In the first quarter of 2004, the Company implemented a plan to streamline the back office and warehousing operations in its United States computer businesses. The Company recorded $3.7 million of costs related to this plan, including $3.2 million for severance and benefits for approximately 200 terminated employees and $483,00 of non-cash costs for impairment of the carrying value of fixed assets.

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of June 30, 2004 (in thousands):

                                                Severance and      Asset           Other
                                              Personnel Costs    Write-downs      Exit Costs       Total
                                              ---------------    -----------      ----------       -----
       Charged to expense in 2004                  $3,153           $483             $60          $3,696
       Amounts utilized                            (1,933)          (483)              -          (2,416)
                                                  -------           ----             ---          -------
       Accrued at June 30, 2004                   $ 1,220              -             $60          $1,280
                                                  =======           ====             ===          ======
2003 United States Warehouse Consolidation Plan
In the fourth quarter of 2003, the Company implemented a plan to consolidate the warehousing facilities in its United States computer supplies business. The table below displays the activity and liability balance of the reserve for this initiative (in thousands):

                                                Severance and      Asset           Other
                                              Personnel Costs    Write-downs      Exit Costs       Total
                                              ---------------    -----------      ----------       -----
       Accrued at December 31, 2003                $ 63             $233            $417           $713
       Amounts utilized                             (63)             (82)           (261)          (406)
                                                   ----             ----            ----           ----
       Accrued at June 30, 2004                       -             $151            $156           $307
                                                   ====             ====            ====           ====
2002 United Kingdom Consolidation Plan
In 2002 the Company implemented a restructuring plan to consolidate the activities of three United Kingdom locations into a new facility constructed for the Company. In the fourth quarter of 2003, the Company recorded additional costs related to this plan. The table below displays the activity and liability balance of the reserve for this initiative (in thousands):

                                             Asset          Other
                                          Write-downs     Exit Costs    Total
                                          -----------     ----------    -----
       Accrued at December 31, 2003          $630          $1,682       $2,312
       Amounts utilized                      (630)           (951)      (1,581)
                                             ----          ------       ------
       Accrued at June 30, 2004                 -            $731         $731
                                             ====          ======       ======
7.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

                                                   Six Months Ended            Three Months Ended
                                                        June 30,                    June 30,
                                                        --------                    --------
                                                   2004          2003           2004          2003
                                                   ----          ----           ----          ----
         Net Sales (in thousands):
         North America                           $570,983      $500,332       $275,077      $240,501
         Europe                                   345,743       314,927        155,913       148,297
                                                 --------      --------       --------      --------
         Consolidated                            $916,726      $815,259       $430,990      $388,798
                                                 ========      ========       ========      ========

          Revenues are attributed to countries based on location of selling subsidiary.
8.	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, for companies that have interests in entities that are VIEs (as defined in Note 2) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The Company has adopted FIN 46-R and began consolidating a 50%-owned joint venture in the first quarter of 2004. This consolidation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net sales for the three months ended June 30, 2004 increased 10.9% to $431.0 million compared to $388.8 million in the year-ago quarter. North American sales were $275.1 million, an increase of 14.4% from $240.5 million in the prior year. European sales increased 5.1%, to $155.9 million (representing 36.2% of worldwide sales) compared to $148.3 million (38.1% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $13.3 million in 2004. Excluding the movements in foreign exchange rates, European sales would have decreased 3.8% from the prior year.

Gross profit was $67.8 million compared to $63.5 million in the year-ago quarter, an increase of $4.3 million. The increase in gross profit includes an increase of $2.7 million in the amount of vendor allowances reclassified from selling, general and administrative expenses (as a reduction of advertising expenses) as a result of the adoption of Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting for Consideration Received From a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” in 2003. The gross profit margin was 15.7% in the current quarter, compared to 16.3% in the year-ago quarter. The decline in the gross profit margin was due to pricing pressures, increased customer discounting and changes in the mix of products sold from a year ago.

Selling, general and administrative expenses for the quarter increased $2.4 million, or 3.9%, to $64.1 million compared to $61.7 million in the second quarter of 2003. This increase resulted from an increase of $2.7 million in the amount of vendor allowances reclassified to cost of sales and increased costs in Europe due to the adverse effects of changes in foreign exchange rates. These increases were offset by decreased salaries resulting from workforce reductions in the U. S. associated with our first quarter 2004 computer business streamlining plan and reductions in catalog spending. Selling, general and administrative expenses as a percentage of net sales decreased to 14.9% compared to 15.9% in the year-ago quarter.

During the second quarter of 2004, we incurred $1.0 million of restructuring charges in Europe in connection with facility exit costs and workforce reductions.

During the second quarter of 2003, we purchased the minority ownership of our Netherlands subsidiary pursuant to the terms of the original purchase agreement for $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with Statement of Financial Accounting Standards (“SFAS”) 142.

As a result of the above factors, we had income from operations for the current quarter of $2.7 million compared to a loss from operations of $0.7 million in the year-ago quarter. In our North American operations, we had income from operations of $5.1 million in the current quarter compared to income from operations of $1.3 million last year. Europe had a loss from operations of $2.4 million in the second quarter of 2004 compared to a loss from operations of $2.0 million in the year-ago quarter.

Interest and other expense - net consists principally of interest expense. Interest expense was $725,000 in the second quarter of 2004 and $524,000 in 2003 as a result of higher average borrowings in Europe. Interest income on invested funds increased in 2004 as a result of more funds available for investment.

Income tax expense was $1.6 million in the second quarter of 2004 and $0.8 million in the year-ago quarter. The effective tax rate for the second quarter of 2004 was high due to losses in tax jurisdictions for which no benefit is currently recognized. In 2003, as a result of the goodwill impairment write-off which is not deductible for tax purposes, we had a loss before income taxes with an income tax expense of $828,000.

As a result of the above, net income for the second quarter was $671,000, or $.02 per basic and diluted share, compared to a loss of $1.9 million, or $.05 per basic and diluted share, in the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net sales for the six months ended June 30, 2004 increased 12.4% to $916.7 million compared to $815.3 million in the year-ago period. North American sales were $571.0 million, a 14.1% increase from last year’s $500.3 million. European sales increased 9.8% to $345.7 million for the first six months of 2004 (representing 37.7% of worldwide sales) compared to $314.9 million (representing 38.6% of worldwide sales) in the year-ago six-month period. Movements in foreign exchange rates positively impacted European sales for the first six months of 2004 by approximately $39.1 million. Excluding the movements in foreign exchange rates, European sales would have decreased 2.6% from the prior year. The increase in North American sales resulted from increased sales of computer products to consumer customers, driven by increased internet purchases and increased sales in our industrial products division. These were partially offset by weakness in demand for information technology products by corporate customers. European sales were lower in local currencies as a result of continued weak market conditions in many of the local markets.

Gross profit was $142.6 million, or 15.6% of net sales, compared to $136.0 million, or 16.7% of net sales, in the year-ago period, an increase of $6.6 million.  The increase in gross profit includes an increase of $5.2 million in the amount of vendor allowances reclassified from selling, general and administrative expenses (as a reduction of advertising expenses) as a result of the adoption of EITF Issue 02-16 in 2003. The decline in gross profit margin was due to continued pricing pressure, increased customer discounting and a change in the mix of products sold.

Selling, general and administrative expenses for the six months increased by $4.2 million or 3.3% to $129.7 million compared to $125.5 million in the first half of 2003. This increase resulted from an increase of $5.2 million in the amount of vendor allowances reclassified to cost of sales in 2004 and the adverse effect of movements in foreign exchange rates on our European costs. Decreases in selling, general and administrative expenses resulted from workforce reductions in the U. S. associated with our first quarter 2004 computer business streamlining plan and reductions in catalog spending. As a percentage of sales, these expenses were 14.1% compared to 15.4% in the year-ago period.

During the second quarter of 2004, we incurred $1.0 million of restructuring charges in Europe in connection with facility exit costs and workforce reductions. During the first quarter of 2004 we implemented a plan to streamline the activities of our United States computer businesses’ back office and warehouse operations, resulting in the elimination of approximately 200 jobs. We incurred $3.7 million of restructuring costs associated with this plan, including $3.2 million for staff severance and benefits for terminated employees and $0.5 million of non-cash costs for impairment of the carrying value of fixed assets. We also consolidated United Kingdom sales offices in the first quarter of 2004, resulting in the elimination of 50 jobs with restructuring costs of approximately $300,000.

During the second quarter of 2003, we purchased the minority ownership of our Netherlands subsidiary pursuant to the terms of the original purchase agreement for $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with SFAS 142.

The Company had income from operations for the current six month period of $7.9 million compared to $7.8 million in the year-ago period. The Company had income from operations of $7.0 million in its North American operations in the current six month period compared to $7.1 million last year. European income from operations was $0.9 million, an increase of $0.2 million from $0.7 million in the year-ago period.

Interest and other expense - net consists principally of interest expense. Interest expense was $1.4 million in the first six months of 2004 and $1.1 million in 2003 as a result of higher average borrowings in Europe. Interest income on invested funds was $0.4 million in both years.

The income tax provision was $3.8 million for the first six months of 2004 compared to a $4.1 million tax provision for the comparable period in 2003. The effective tax rates were 55.1% in 2004 and 56.7% in 2003. The high effective tax rates are due to non-deductible costs incurred and losses in tax jurisdictions for which no benefit is currently recognized.

As a result of the above, net income for the first six months of 2004 was $3.1 million, or $.09 per basic and diluted share, compared to $3.2 million, or $.09 per basic and diluted share, in the year ago period.

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

Our cash balance increased to $56.4 million during the six months ended June 30, 2004 from $38.7 million at the end of 2003. Net cash provided by operating activities was $17.5 million in 2004, compared with $4.4 million in 2003. The increase in cash provided by operations in 2004 resulted from changes in our working capital accounts, which provided $3.2 million in cash compared to using $10.8 million of cash in 2003. The improvement resulted primarily from a $7.7 million decrease in inventory in the first six months of 2004, compared to a $7.3 million increase for the same period of the prior year, and a $0.8 million increase in accounts payable, accrued expenses and other current liabilities in 2004, compared to an $18.6 million decrease in the year ago period. Cash generated from net income adjusted by other non-cash items provided $14.3 million in 2004, compared to $15.2 million provided by these items in 2003.

Our working capital was $158 million at June 30, 2004, an increase of $9 million from $149 million at the end of 2003. This was due principally to an $18 million increase in cash and a $4 million increase in accounts receivable offset by an $8 million decrease in inventories, a $1 million decrease in prepaid expenses and other current assets, a $3 million increase in short-term debt and a $1 million increase in accounts payable. Our inventories decreased as a result of the streamlining plan we initiated in our U. S. computer business in the first quarter of this year, which included a consolidation of multiple warehouses into a single location. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2004, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

In 2004 $2.8 million of cash was used in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in 2004 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of several new retail stores. Cash of $6.7 million was used in investing activities in 2003, including $4.2 million for capital expenditures and $2.6 million for the acquisition of the minority interest in our Netherlands subsidiary.

Net cash of $2.4 million was provided by financing activities in 2004. Cash of $2.9 million was provided by borrowings under our short-term United Kingdom credit facility. We used cash of $878,000 for payments under long-term borrowing agreements. Exercises of stock options provided $362,000 of cash in 2004. Cash of $8.0 million was used by financing activities in 2003, principally to repay bank borrowings and long-term debt.

Under our $70 million United States secured revolving credit agreement, which expires on March 31, 2005, availability as of June 30, 2004 was $58.7 million. There were outstanding letters of credit of $7.6 million and there were no outstanding advances as of June 30, 2004. Under our £15 million ($27.1 million at the June 30, 2004 exchange rate) multi-currency United Kingdom credit facility, which is available to our United Kingdom subsidiaries, at June 30, 2004 there were £9.1 million ($16.4 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility does not have a termination date, but may be canceled by either party on six months notice. Borrowings under the facility are secured by certain assets of our United Kingdom subsidiaries. Under our Netherlands €5 million ($6.1 million at the June 30, 2004 exchange rate) credit facility, at June 30, 2004 there were €4.5 million ($5.5 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. This facility expires in November 2005.

We have begun discussions with our lenders to replace the current United States and United Kingdom credit facilities with a single multi-currency borrowing facility. We expect that a new agreement will be completed by the end of the calendar year.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at June 30, 2004 consisted of repayments of borrowings under our credit agreements and long-term borrowings and payments under operating leases for certain of our real property and equipment.

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

We have limited involvement with derivative financial instruments and do not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2004 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. In connection with our United Kingdom term loan agreement, effective April 30, 2002 we entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At June 30, 2004 the notional amount of the interest rate collar was £5.4 million ($9.8 million at the June 30, 2004 exchange rate) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005.

Item 4. Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Other than arising from the review described below, there have been no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has identified and reported to the Audit Committee of the Company’s Board of Directors certain matters involving internal control deficiencies. These deficiencies include informal worldwide policies and procedures and inadequate systems interfaces which are remedied through substantial manual intervention and numerous manual journal entries and account reconciliation procedures. In addition, management has identified internal control deficiencies arising from the consolidation of its U.S. computer businesses with separate accounting systems to a single accounting system. These internal control deficiencies affect the timeliness and accuracy of recording certain transactions and include the lack of formal procedures to reconcile intercompany accounts and transactions. Management will evaluate the additional steps and actions needed to improve our financial infrastructure and eliminate the deficiencies identified. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

Management and the Audit Committee believe that the internal control deficiencies, as mitigated by the substantial manual procedures and account reconciliations noted above, individually or in the aggregate, did not have a material effect on the financial statements of the Company for the period ended June 30, 2004.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders.

The annual meeting of the stockholders of the Company was held on May 25, 2004. Each of the seven candidates for the position of director (Richard Leeds, Bruce Leeds, Robert Leeds, Gilbert Fiorentino, Robert D. Rosenthal, Stacy S. Dick and Ann R. Leven) was elected.

The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

          1. Director election:

                  Richard Leeds
                                For:  33,170,928
                                Withhold Authority:  731,364
                  Robert Leeds
                                For:  33,645,753
                                Withhold Authority:  256,539
                  Bruce Leeds
                                For:  33,170,925
                                Withhold Authority:  731,367
                  Gilbert Fiorentino
                                For:  33,645,753
                                Withhold Authority:  256,539
                  Robert D. Rosenthal
                                For:  33,645,753
                                Withhold Authority: 256,539
                  Stacy S. Dick
                                For:  33,645,753
                                Withhold Authority: 256,539
                  Ann R. Leven
                                For: 33,645,753
                                Withhold Authority: 256,539

          2. Approval of amendments to the Company's 1999 Long-Term Stock
          Incentive Plan:

                              For: 27,924,959
                              Against: 2,022,178
                              Abstain: 61,006

          3. Ratification of the appointment of Deloitte & Touche LLP as
          Independent Auditors for the Fiscal Year ending December 31, 2004:

                              For:  33,814,158
                              Against:  84,500
                              Abstain:  3,634

Item 5. Other Information

The Company announced that it is cooperating in an investigation by the United States Attorney’s Office for the Southern District of Florida of one or more government employees and certain former employees of the Company of possible misuse of certain previously terminated rebate programs offered by a subsidiary of the Company. The Government has informed the Company that it is not a subject of the investigation at this time. The independent Audit Committee is conducting a review of the aforementioned terminated rebate programs, including their potential violations of Company policies, and is reviewing other similar programs offered by the Company.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits.

3.1	Composite Certificate of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

3.2	By-laws of Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-92052.)

4.1	Stockholders Agreement. (Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1995.)

4.2	Specimen Stock Certificate. (Incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.1	Amendment No. 9, dated as of July 2, 2004, to the Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers).

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on May 5, 2004 regarding the Company's financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2004	SYSTEMAX INC. By /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer

By /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer