Form 10-Q/A
period 2004-06-30
SYSTEMAX INC
filed 2004-11-09
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our independent registered public accounting firm, Deloitte & Touche LLP, has completed its review of the Company's interim financial statements for the period ending June 30, 2004 and has issued its report thereon dated October 26, 2004. A copy of the review report is filed as an exhibit to this Form 10-Q/A.

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

PART II - OTHER INFORMATION

Item 5. Other Information

The Company announced that it is cooperating in an investigation by the United States Attorney’s Office for the Southern District of Florida of one or more government employees and certain former employees of the Company of possible misuse of certain previously terminated rebate programs offered by a subsidiary of the Company. The Government has informed the Company that it is not a subject of the investigation at this time. The Audit Committee engaged independent counsel and investigators to conduct a review of the aforementioned terminated rebate programs and certain other similar programs offered by the Company. The results of the review were reported to the Audit Committee, Company management and the Company's registered public accountants.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Report from Deloitte & Touche LLP dated October 26, 2004 regarding its review of the Company's condensed consolidated financial statements included in the Form 10-Q for the quarter ended June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	SYSTEMAX INC. By /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer

By /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Report from Deloitte & Touche LLP dated October 26, 2004 regarding its review of the Company's condensed consolidated financial statements included in the Form 10-Q for the quarter ended June 30, 2004