Form 10-Q
period 2004-09-30
SYSTEMAX INC
filed 2004-11-15
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of the registrant's Common Stock as of November 5, 2004 was 34,405,080.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

                                                                                     September 30,    December 31,
                                                                                          2004              2003
                                                                                          ----              ----
                                                                                      (Unaudited)
ASSETS:
   CURRENT ASSETS:
      Cash and cash equivalents                                                         $57,291          $38,702
      Accounts receivable, net                                                          153,811          152,435
      Inventories                                                                       137,907          133,905
      Prepaid expenses and other current assets                                          33,267           26,849
      Deferred income tax assets                                                         11,442           10,132
                                                                                         ------           ------
           Total current assets                                                         393,718          362,023

   PROPERTY, PLANT AND EQUIPMENT, net                                                    64,173           68,647
   DEFERRED INCOME TAXES AND OTHER ASSETS                                                12,617           14,982
                                                                                         ------           ------
              TOTAL ASSETS                                                             $470,508         $445,652
                                                                                       ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
   CURRENT LIABILITIES:
      Short-term borrowings, including current portions of long-term debt               $14,812          $20,814
      Accounts payable                                                                  157,137          141,106
      Accrued expenses and other current liabilities                                     60,119           51,037
                                                                                         ------           ------
           Total current liabilities                                                    232,068          212,957
                                                                                        -------          -------
   LONG-TERM DEBT                                                                        17,116           18,353
                                                                                         ------           ------
   OTHER LIABILITIES                                                                      1,648            1,768
                                                                                          -----            -----
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
   Common stock, par value $.01 per share, authorized 150 million shares, issued
       38,231,990 shares; outstanding 34,405,080 (2004) and 34,288,068 shares
       (2003)                                                                               382              382
   Additional paid-in capital                                                           175,180          175,343
   Accumulated other comprehensive income, net                                            2,273            2,157
   Retained earnings                                                                     86,797           81,022
                                                                                         ------           ------
                                                                                        264,632          258,904
   Less: common stock in treasury at cost - 3,826,910 (2004) and 3,943,922 (2003)
       shares                                                                            44,956           46,330
                                                                                         ------           ------
                        Total shareholders' equity                                      219,676          212,574
                                                                                        -------          -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $470,508         $445,652
                                                                                       ========         ========

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In Thousands, except per share amounts)

                                                                Nine Months Ended                  Three Months Ended
                                                                  September 30,                       September 30,
                                                         --------------------------------  ------------------------------------
                                                                   2004             2003               2004               2003
                                                         ---------------  ---------------  -----------------  -----------------
Net sales                                                    $1,376,997       $1,220,270           $460,271           $405,011
Cost of sales                                                 1,161,135        1,017,156            387,047            337,900
                                                         ---------------  ---------------  -----------------  -----------------
Gross profit                                                    215,862          203,114             73,224             67,111
Selling, general and administrative expenses                    196,092          190,305             66,416             64,822
Restructuring and other charges (reversals)                       6,041          (1,160)              1,026            (1,272)
Goodwill impairment                                                                2,560
                                                         ---------------  ---------------  -----------------  -----------------
Income from operations                                           13,729           11,409              5,782              3,561
Interest and other expense, net                                   1,788            1,075                715                542
                                                         ---------------  ---------------  -----------------  -----------------
Income before income taxes                                       11,941           10,334              5,067              3,019
Provision for income taxes                                        6,166            5,256              2,375              1,112
                                                         ---------------  ---------------  -----------------  -----------------
Net income                                                       $5,775           $5,078             $2,692             $1,907
                                                         ===============  ===============  =================  =================

Net income per common share:
Basic                                                              $.17             $.15               $.08               $.06
                                                         ===============  ===============  =================  =================
Diluted                                                            $.16             $.15               $.08               $.05
                                                         ===============  ===============  =================  =================

Weighted average common and common equivalent shares:
Basic                                                            34,358           34,124             34,399             34,159
                                                         ===============  ===============  =================  =================
Diluted                                                          35,243           34,672             35,272             35,128
                                                         ===============  ===============  =================  =================

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)

                                      Common  Stock                              Accumulated
                                   --------------------                            Other
                                                         Additional              Comprehensive   Treasury    Comprehensive
                                    Number of             Paid-in      Retained     Income,       Stock,        Income,
                                      Shares    Amount    Capital      Earnings    Net of Tax     At Cost      Net of Tax
                                   ---------- --------- ------------- ----------- ------------- ----------   ---------------

Balances, January 1, 2004             34,288     $382     $175,343     $81,022       $2,157    $(46,330)

Exercise of stock options                117                  (963)                               1,374
Change in cumulative translation
  adjustment, net                                                                       116                       $116
Compensation expense related to
  stock option plans                                           800
Net income                                                               5,775                                   5,775
                                      ------     -----    --------     -------       ------    --------         ------
Total comprehensive income                                                                                      $5,891
                                                                                                                ======
Balances, September 30, 2004          34,405     $382     $175,180     $86,797       $2,273    $(44,956)
                                      ======     ====     ========     =======       ======    =========

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                             Nine Months
                                                                                          Ended September 30,
                                                                                 --------------------------------
                                                                                           2004             2003
                                                                                 ---------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income                                                                            $5,775           $5,078
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
       Provision for deferred income taxes                                                  358          (1,941)
       Depreciation and amortization                                                      8,623            9,995
       Provision for returns and doubtful accounts                                        2,069            3,627
       Loss on dispositions and abandonment                                                 525              132
       Compensation expense related to stock option plans                                   800
       Goodwill impairment                                                                                 2,560
   Changes in operating assets and liabilities:
       Accounts receivable                                                               (3,764)             764
       Inventories                                                                       (4,160)         (10,509)
       Prepaid expenses and other current assets                                         (5,803)           6,378
       Accounts payable, accrued expenses and other current liabilities                  25,027          (15,695)
                                                                                 ---------------  ---------------
           Net cash provided by operating activities                                     29,450              389
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                          (5,528)          (6,597)
   Proceeds from disposals of property, plant and equipment                                 978               90
   Purchase of minority interest                                                                          (2,560)
                                                                                 ---------------  ---------------
           Net cash used in investing activities                                         (4,550)          (9,067)
                                                                                 ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Repayments of borrowings from banks                                                   (6,079)          (6,263)
   Issuance of long-term borrowings and capital lease obligations                                          1,330
   Repayments of long-term debt and capital lease obligations                            (1,322)            (938)
   Exercise of stock options                                                                412            1,318
                                                                                 ---------------  ---------------
           Net cash used in financing activities                                         (6,989)          (4,553)
                                                                                 ---------------  ---------------

EFFECTS OF EXCHANGE RATES ON CASH                                                           678           (4,283)
                                                                                 ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     18,589          (17,514)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          38,702           62,995
                                                                                 ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $57,291          $45,481
                                                                                 ===============  ===============

See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company, its wholly-owned subsidiaries and all Variable Interest Entities (VIEs) of which the Company is deemed to be the primary beneficiary (see Note 8) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003, cash flows for the nine month periods ended September 30, 2004 and 2003 and changes in shareholders’ equity for the nine month period ended September 30, 2004. The December 31, 2003 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2003 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results for an entire year.

2.	Stock-based Compensation

The Company has three stock-based compensation plans, two of which are for employees, consultants and advisors and the third of which is for non-employee Directors. The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, the Company does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, “Accounting for Stock-Based Compensation,” (in thousands, except per share data):

                                                                     Nine Months Ended            Three Months Ended
                                                                         Sept. 30,                     Sept. 30,
                                                                     -----------------            ------------------
                                                                    2004           2003           2004          2003
                                                                    ----           ----           ----          ----
     Net income - as reported                                      $5,775         $5,078         $2,692        $1,907
     Stock-based employee compensation expense determined
         under fair value based method, net of related
         tax effects                                                  308            387             94           129
                                                                      ---            ---             --           ---
     Pro forma net income                                          $5,467         $4,691         $2,598        $1,778
                                                                   ======         ======         ======        ======
     Net income per common share:
     Basic:
     Net income  - as reported                                       $.17           $.15           $.08          $.06
                                                                     ====           ====           ====          ====
     Net income  - pro forma                                         $.16           $.14           $.08          $.05
                                                                     ====           ====           ====          ====
     Diluted:
     Net income - as reported                                        $.16           $.15           $.08          $.05
                                                                     ====           ====           ====          ====
     Net income - pro forma                                          $.16           $.14           $.07          $.05
                                                                     ====           ====           ====          ====
The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            2004        2003
                                                            ----        ----
           Expected dividend yield                            0%          0%
           Risk-free interest rate                          5.0%        5.0%
           Expected volatility                             50.0%       68.0%
           Expected life in years                           2.29        2.42
3.	Net Income per Common Share

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

                   Nine Months Ended Sept. 30,      Three Months Ended Sept. 30,
                   ---------------------------      ----------------------------
                    2004          2003                 2004           2003
                    ----          ----                 ----           ----
                   601,000       702,000              553,000        683,000
4.	Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the nine month periods ended September 30, comprehensive income was $5,891,000 in 2004 and $8,316,000 in 2003 net of tax effects on foreign currency translation adjustments of $(66,000) in 2004 and $(2,445,000) in 2003. For the three month periods ended September 30, comprehensive income was $3,505,000 in 2004 and $2,660,000 in 2003, net of tax effects on foreign currency translation adjustments of $(453,000) in 2004 and $(484,000) in 2003.

5.	Credit Facilities

The Company maintains a $70 million secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of September 30, 2004. The credit facility expires and outstanding borrowings thereunder are due on March 31, 2005. As of September 30, 2004, availability under the agreement was $60.4 million. There were outstanding letters of credit of $10.1 million and there were no outstanding advances as of September 30, 2004.

Under the Company’s £15 million ($27.1 million at the September 30, 2004 exchange rate) United Kingdom credit facility, which is available to its United Kingdom subsidiaries, at September 30, 2004 there were £4.4 million ($8.0 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility does not have a termination date, but may be canceled by either party with six months notice. Borrowings under the facility are secured by certain assets of the Company’s United Kingdom subsidiaries.

Under the Company’s €5 million ($6.2 million at the September 30, 2004 exchange rate) Netherlands credit facility, there were €4.1 million ($5.1 million) of borrowings outstanding at September 30, 2004, with interest payable at a rate of 5.0%. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in November 2005.

6.	Accrued Restructuring Costs

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, management approved and implemented restructuring actions which included workforce reductions and facility consolidations.

2004 United States Streamlining Plan
In the first quarter of 2004, the Company implemented a plan to streamline the back office and warehousing operations in its United States computer businesses. The Company recorded $3.7 million of costs related to this plan, including $3.2 million for severance and benefits for approximately 200 terminated employees and $483,000 of non-cash costs for impairment of the carrying value of fixed assets.

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of September 30, 2004 (in thousands):

                                                Severance and         Asset            Other
                                              Personnel Costs    Write-downs      Exit Costs        Total
                                              ---------------    -----------      ----------        -----
       Charged to expense in 2004                      $3,153           $483            $263       $3,899
       Amounts utilized                                (2,292)          (483)            (42)      (2,817)
                                                       -------          -----            ----      -------
       Accrued at September 30, 2004                     $861              -            $221       $1,082
                                                         ====           =====           ====       ======
2003 United States Warehouse Consolidation Plan
In the fourth quarter of 2003, the Company implemented a plan to consolidate the warehousing facilities in its United States computer supplies business. In the third quarter of 2004, the Company recorded $399,000 of additional exit costs related to this plan. The table below displays the activity and liability balance of the reserve for this initiative (in thousands):

                                                Severance and         Asset            Other
                                              Personnel Costs    Write-downs      Exit Costs        Total
                                              ---------------    -----------      ----------        -----
       Accrued at December 31, 2003                      $ 63           $233            $417         $713
       Charged to expense in 2004                                         97             302          399
       Amounts utilized                                   (63)          (122)           (392)        (577)
                                                          ----          -----           -----        -----
       Accrued at September 30, 2004                        -           $208            $327         $535
                                                          ====          =====           ====         ====
2002 United Kingdom Consolidation Plan
In 2002 the Company implemented a restructuring plan to consolidate the activities of three United Kingdom locations into a new facility constructed for the Company. In the third quarter of 2004, the Company recorded additional costs related to this plan. The table below displays the activity and liability balance of the reserve for this initiative (in thousands):

                                               Asset           Other
                                          Write-downs     Exit Costs        Total
                                          -----------     ----------        -----
       Accrued at December 31, 2003              $630         $1,682       $2,312
       Charged to expense in 2004                                181          181
       Amounts utilized                          (630)        (1,189)      (1,819)
                                                 -----        -------      -------
       Accrued at September 30, 2004                -           $674         $674
                                                 =====        =======      =======
7.	Segment Information

The Company is engaged in a single reportable segment, the marketing and sales of various business products. Financial information relating to the Company's operations by geographic area was as follows (in thousands):

                                                        Nine Months Ended          Three Months Ended
                                                             Sept. 30,                 Sept. 30,
                                                   ------------------------       ----------------------
                                                       2004          2003           2004          2003
                                                       ----          ----           ----          ----
         Net Sales:
         North America                               $871,990      $761,092       $301,007      $260,092
         Europe                                       505,007       459,178        159,264       144,919
                                                      -------       -------        -------       -------
         Consolidated                              $1,376,997    $1,220,270       $460,271      $405,011
                                                   ==========    ==========       ========      ========

         Revenues are attributed to countries based on location of selling subsidiary.
8.	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, for companies that have interests in entities that are VIEs (as defined in Note 1) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The Company has adopted FIN 46-R and began consolidating a 50%-owned joint venture in the first quarter of 2004. This consolidation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

9.	Subsequent Event

On October 12, 2004, the Company entered into an employment agreement with Gilbert Fiorentino, the Chief Executive Officer of its subsidiary, Tiger Direct, Inc., and a director of the Company. The agreement is effective as of June 1, 2004 and expires on December 31, 2013 unless terminated sooner under the terms of the agreement.

The agreement provides for annual compensation and bonus payments. The agreement also accelerates the vesting schedule of options previously granted to Mr. Fiorentino. In addition, new options were granted under the Company's 1999 Long-term Stock Incentive Plan (the “1999 Plan”) for 166,667 shares, and the agreement obligates the Company to issue additional options of 166,667 shares in each of August 2005 and 2006, at the then fair market value. Options will vest in five annual cumulative installments of 20% each.

Mr. Fiorentino also was granted, pursuant to a restricted stock unit agreement, restricted stock units under the 1999 Plan representing the right to receive a total of 1,000,000 shares of restricted stock of the Company. The grant is conditioned upon shareholder approval at the next annual meeting and satisfaction of certain performance conditions based on earnings before interest, taxes and depreciation and amortization expense in fiscal 2004 or fiscal 2005. Such restricted stock units generally vest at the rate of 20% on May 31, 2005 (or, if the performance conditions are only satisfied in 2005, the date in 2006 when they are determined to have been satisfied) and 10% per year on April 1, 2006 and each year thereafter.

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

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Many of these risk factors are discussed below in “Factors That May Affect Future Results and Financial Condition”.

Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

Systemax is a direct marketer of brand name and private label products, including personal desktop computers (PCs), notebook computers, computer related products and industrial products, in North America and Europe. We market these products through an integrated system of distinctively branded, full-color direct mail catalogs, proprietary e-commerce internet sites and personalized relationship marketing. We assemble our own PCs and sell them under our own trademarks, which we believe gives us a competitive advantage. We also sell computers manufactured by other leading companies, such as IBM and Hewlett Packard. We offer more than 100,000 products and continuously update our product offerings to address the needs of our customers, which include large, mid-sized and small businesses, educational and government entities as well as individual consumers. Computers and computer related products account for more than 90% of our net sales, and, as a result, we are dependent on the general demand for information technology products.

The market for computer products is subject to intense price competition and is characterized by narrow gross profit margins. Distribution of information technology products is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of leasing warehouse space, maintaining inventory and tracking systems, and employing personnel to perform the associated tasks. We supplement our product availability by maintaining relationships with major distributors, utilizing a combination of stocking and drop-shipment.

During fiscal 2002 and 2003, our performance and that of the industry as a whole was impacted negatively by a global economic downturn and cautious information technology spending. As it became evident that the industry was experiencing a prolonged economic downturn, we took measures to align our cost structure with lower revenues and decreasing gross margins. The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, and benefits. We have made substantial reductions in our workforce and closed or consolidated several facilities. In the first quarter of 2004 we announced and began the implementation of a plan to streamline our United States computer business, consolidating duplicative back office and warehouse operations. We have substantially completed this plan, with the benefits evidenced by a continued decline in selling, general and administrative expense as a percentage of net sales.

Economic conditions in North America have improved in 2004, with increased demand for both our computer products, particularly from our consumer customers, and industrial products. We will continue to focus on growth in our internet sales, which allows us to leverage our advertising spending and lower our order processing costs. We see unsettled economic conditions continuing to adversely affect several of the European markets we serve.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net sales for the three months ended September 30, 2004 increased 13.6% to $460.3 million compared to $405.0 million in the year-ago quarter. North American sales were $301.0 million, an increase of 15.7% from $260.1 million in the prior year. Sales increased in North America in both our computer and industrial products, led by increased e-commerce sales, which were up 17.5% from last year’s third quarter, reflecting strength in our consumer business. European sales increased 9.9% to $159.3 million (representing 34.6% of worldwide sales) compared to $144.9 million (35.8% of worldwide sales) in the year-ago quarter, principally as a result of the impact of a weakening U.S. Dollar on the translation of our European financial statements. Excluding the movements in foreign exchange rates, European sales would have been unchanged from the prior year, reflecting the continuing difficult economic environment in certain of our European markets and its affect on demand from corporate customers.

Gross profit was $73.2 million compared to $67.1 million in the year-ago quarter, an increase of $6.1 million. The gross profit margin was 15.9% in the current quarter, compared to 16.6% in the year-ago quarter. The decline in the gross profit margin was due to competitive pricing pressures and lower unit selling prices, both in Europe and in North American computer products, and changes in the mix of products sold from a year ago.

Selling, general and administrative expenses for the quarter increased $1.6 million, or 2.5%, to $66.4 million compared to $64.8 million in the third quarter of 2003. This increase resulted from increased dollar-denominated costs in Europe due to the impact of the weakening U.S. Dollar on the translation of our European financial statements. Savings resulting from previously completed workforce reductions in North America were offset by an unanticipated increase in professional fees and increased other operating expenses, including credit card fees related to increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased to 14.4% compared to 16.0% in the year-ago quarter.

During the third quarter of 2004, we incurred $1.0 million of additional restructuring charges in the United States and Europe in connection with facility exit costs and workforce reductions.

As a result of the above factors, we had income from operations for the current quarter of $5.8 million compared to $3.6 million in the year-ago quarter. In North America, we had income from operations of $8.4 million in the current quarter compared to income from operations of $4.8 million last year. Europe had a loss from operations of $2.6 million in the third quarter of 2004 compared to a loss from operations of $1.2 million in the year-ago quarter.

Interest and other expense - net consists principally of interest expense. Interest expense was $887,000 in the third quarter of 2004 and $638,000 in 2003 as a result of higher average borrowings in Europe. Interest income on invested funds increased in 2004 because more funds were available for investment.

Income tax expense was $2.4 million in the third quarter of 2004, an effective tax rate of 46.9%, and $1.1 million in the year-ago quarter, an effective tax rate of 36.8%. The effective tax rate for the third quarter of 2004 was higher than the comparable period in the prior year due to losses in tax jurisdictions for which no benefit is currently recognized, but was lower than the effective rate for the first nine months of 2004 as it reflects a year-to-date adjustment to the rate used in the first half of the year.

As a result of the above, net income for the third quarter was $2.7 million, or $.08 per basic and diluted share, compared to $1.9 million, or $.06 per basic and $.05 per diluted share, in the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004 increased 12.8% to $1.38 billion compared to $1.22 billion in the year-ago period. North American sales were $872.0 million, a 14.6% increase from last year’s $761.1 million. European sales increased 10.0% to $505 million for the first nine months of 2004 (representing 36.7% of worldwide sales) compared to $459.2 million (representing 37.6% of worldwide sales) in the year-ago nine-month period. The impact of the weakening U.S. Dollar on the translation of our European financial statements accounted for $53.3 million of the increase. Excluding the movements in foreign exchange rates, European sales would have decreased 1.6% from the prior year. The increase in North American sales resulted from increased sales of computer products to consumer customers, driven by increased internet purchases and increased sales in our industrial products division. These were partially offset by weakness in demand for information technology products by corporate customers. European sales were lower in local currencies as a result of continued weak market conditions in many of the local markets.

Gross profit was $215.9 million, or 15.7% of net sales, compared to $203.1 million, or 16.6% of net sales, in the year-ago period, an increase of $12.7 million.  The decline in gross profit margin was due to continued pricing pressure, increased customer discounting and a change in the mix of products sold.

Selling, general and administrative expenses for the nine months increased $5.8 million, or 3.0%, to $196.1 million compared to $190.3 million in the first nine months of 2003. This increase resulted from the impact of the weakening U.S. Dollar on the translation of our European costs. Decreases in selling, general and administrative expenses resulting from workforce reductions in the U. S. associated with the first quarter 2004 computer business streamlining plan described below were offset by an unanticipated increase in professional fees and increased other operating expenses, including credit card fees related to increased sales volume. As a percentage of sales, these expenses were 14.2% compared to 15.6% in the year-ago period.

In the first quarter of 2004 we implemented a plan to streamline the activities of our United States computer businesses’ back office and warehouse operations, resulting in the elimination of approximately 200 jobs. We incurred $3.7 million of restructuring costs associated with this plan, including $3.2 million for staff severance and benefits for terminated employees and $0.5 million of non-cash costs for impairment of the carrying value of fixed assets. During the third quarter of 2004 we recorded $600,000 of additional costs related to facility exit costs for previously implemented plans to consolidate warehouse locations. We incurred $1.7 million of restructuring charges in Europe in connection with facility exit costs and workforce reductions during the first nine months of 2004, including a consolidation of United Kingdom sales offices in the first quarter of 2004, resulting in the elimination of 50 jobs.

During the second quarter of 2003, we purchased the minority ownership of our Netherlands subsidiary pursuant to the terms of the original purchase agreement for $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with SFAS 142.

The Company had income from operations for the current nine month period of $13.7 million compared to $11.4 million in the year-ago nine month period. The Company had income from operations of $15.4 million in its North American operations in the current nine month period compared to $11.9 million last year. We had a loss from operations in Europe of $1.7 million compared to a loss from operations of $0.5 million in the year-ago period.

Interest and other expense - net consists principally of interest expense. Interest expense was $2.3 million in the first nine months of 2004 and $1.7 million in 2003 as a result of higher average borrowings in Europe. Interest income on invested funds was $0.5 million in both years.

The income tax provision was $6.2 million for the first nine months of 2004, an effective tax rate of 51.6%, compared to a $5.3 million tax provision, an effective tax rate of 50.9%, for the comparable period in 2003. The high effective tax rate in 2004 was due to losses in tax jurisdictions for which no benefit is currently recognized. The effective tax rate in 2003 was affected by non-deductible costs incurred and losses in tax jurisdictions for which no benefit is recognized.

As a result of the above, net income for the first nine months of 2004 was $5.8 million, or $.17 per basic and $.16 per diluted share, compared to $5.1 million, or $.15 per basic and diluted share, in the year ago period.

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

Our cash balance increased to $57.3 million during the nine months ended September 30, 2004 from $38.7 million at the end of 2003. Net cash provided by operating activities was $29.5 million in 2004, compared with $0.4 million in 2003. The increase in cash provided by operations in 2004 resulted from changes in our working capital accounts, which provided $11.3 million in cash compared to using $19.1 million of cash in 2003. The improvement resulted primarily from a $25.0 million increase in accounts payable, accrued expenses and other current liabilities in the first nine months of 2004, compared to a $15.7 million decrease for the same period of the prior year. Cash generated from net income adjusted by other non-cash items provided $18.2 million in 2004, compared to $19.5 million provided by these items in 2003.

Our working capital was $162 million at September 30, 2004, an increase of $13 million from $149 million at the end of 2003. This was due principally to a $19 million increase in cash, a $1 million increase in accounts receivable, a $4 million increase in inventories, an $8 million increase in prepaid expenses and other current assets and a $6 million decrease in short-term debt, offset by a $16 million increase in accounts payable and a $9 million increase in accrued expenses and other current liabilities. Our inventories increased in anticipation of traditionally strong fourth quarter sales, which are heavily influenced by individual consumer purchases. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2004, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

In 2004 $4.6 million of cash was used in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in 2004 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of several new retail stores. Cash of $9.1 million was used in investing activities in 2003, including $6.5 million for capital expenditures and $2.6 million for the acquisition of the minority interest in our Netherlands subsidiary.

Net cash of $7.0 million was used in financing activities in 2004. Cash of $6.1 million was used to repay short-term borrowings under our European credit facilities. We used cash of $1.3 million for payments under long-term borrowing agreements. Exercises of stock options provided $412,000 of cash in 2004. Cash of $4.6 million was used by financing activities in 2003, including $7.2 million used to repay short and long-term obligations, $1.3 million provided by the issuance of a capital lease and $1.3 million provided by the exercise of stock options.

Under our $70 million United States secured revolving credit agreement, which expires on March 31, 2005, availability as of September 30, 2004 was $60.4 million. There were outstanding letters of credit of $10.1 million and there were no outstanding advances as of September 30, 2004. Under our £15 million ($27.1 million at the September 30, 2004 exchange rate) multi-currency United Kingdom credit facility, which is available to our United Kingdom subsidiaries, at September 30, 2004 there were £4.4 million ($8.0 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility does not have a termination date, but may be canceled by either party on six months notice. Borrowings under the facility are secured by certain assets of our United Kingdom subsidiaries. Under our Netherlands €5 million ($6.2 million at the September 30, 2004 exchange rate) credit facility, at September 30, 2004 there were €4.1 million ($5.1 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. This facility expires in November 2005.

We have begun discussions with our lenders to replace the current United States and United Kingdom credit facilities with a single multi-currency borrowing facility. We expect that a new agreement will be completed in the next three months.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at September 30, 2004 consisted of repayments of borrowings under our credit agreements and long-term borrowings and payments under operating leases for certain of our real property and equipment.

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

Both we and our business customers are subject to global political, economic and market conditions, including military action and the threat of terrorism. Economic conditions in the United States have improved after several years of adverse conditions. Economic conditions in Europe continue to be unsettled. If the strengthening of general economic conditions does not continue and if conditions in Europe remain weak, our results could continue to be adversely affected. We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders. Our consolidated results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect us as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

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

We purchase a significant portion of our computer products from major distributors such as Tech Data Corporation and Ingram Micro Inc. and directly from large manufacturers such as IBM and Hewlett Packard, who deliver those products directly to our customers. These relationships enable us to make available to our customers a wide selection of products without having to maintaining large amounts of inventory. The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

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

A portion of our revenue is derived from the sale of products manufactured using licensed patents, software and/or technology. Failure to renew these licenses on favorable terms or at all could force us to stop manufacturing and distributing these products and our financial condition could be adversely affected.

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

Our United States subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence or in which we believe other appropriate nexus to obligate such collection exists. Other states may, from time to time, claim that we have state-related activities constituting a sufficient nexus to trigger such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents. We rely, as do other direct mail retailers, on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all direct mail and/or e-commerce transactions. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities for past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.

•	We have substantial international operations and we are exposed to fluctuations in currency exchange rates and political uncertainties.

We currently have operations located in nine countries outside the United States, and non-U.S. sales accounted for 40.0% of our revenue during the first nine months of 2004. Our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a country’s economic or political conditions, unexpected changes in regulatory requirements and natural disasters.

•	Our income tax rate and the value of our deferred tax assets are subject to change.

Changes in our income tax expense due to changes in the mix of U.S. and non-U.S. revenues and profitability, changes in tax rates or exposure to additional income tax liabilities could affect our profitability. We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments. The carrying value of our deferred tax assets, which are primarily in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a tax authority could affect our profitability.

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

We require significant levels of capital in our business to finance accounts receivable and inventory. We maintain credit facilities in the United States and in Europe to finance increases in our working capital if cash available is insufficient. The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines. Such agreements require that we satisfy certain financial and other covenants. In addition, if we are unable to renew or replace these facilities at maturity, or if we are in breach of covenants, our liquidity and capital resources may be adversely affected. However, we have no reason to believe that we will not be able to renew our facilities.

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

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by the New York Stock Exchange in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. We expect these developments to increase our legal compliance and financial reporting costs and make some activities more costly and time consuming. These developments may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, possibly making it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We presently cannot estimate the timing or magnitude of additional costs we may incur as a result; however, to the extent these costs are significant, our general and administrative expenses are likely to increase as a percentage of revenue and our results of operations will be negatively impacted.

•	In the event we are unable to satisfy regulatory requirements requiring companies to evaluate internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, or if these internal controls are not effective, our business could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our internal controls over financial reporting and have our registered public accountant attest to such evaluation beginning with our fiscal year ending December 31, 2005. We have prepared a plan of action for compliance and we are in the process of documenting and testing our systems of internal controls. Due to the ongoing evaluation and testing of our internal controls we cannot be assured that no significant deficiencies or material weaknesses would be required to be reported. We have already identified a number of deficiencies in our internal controls over financial reporting. We are diligently working to implement enhancements to eliminate these deficiencies. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to regulatory sanctions and we might suffer a loss of public confidence in our reported financial information. Any such action could adversely affect our business and financial results.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company's 2003 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, net accounts receivable, inventories, long-lived assets, income taxes and restructuring charges and accruals. The application of each of these critical accounting policies and estimates was discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in the application of critical accounting policies or estimates during 2004. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other.

We have limited involvement with derivative financial instruments and do not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2004 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. In connection with our United Kingdom term loan agreement, effective April 30, 2002 we entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At September 30, 2004 the notional amount of the interest rate collar was £5.3million ($9.5 million at the September 30, 2004 exchange rate) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005.

Item 4. Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Company previously disclosed in its Form 10-Q for the quarter ended June 30, 2004 that management identified and reported to the Audit Committee of the Company’s Board of Directors certain matters involving internal control deficiencies. These included internal control deficiencies arising from the consolidation of its U.S. computer businesses with separate accounting systems to a single accounting system. These internal control deficiencies affected the timeliness and accuracy of recording certain transactions and included the lack of formal procedures to reconcile intercompany accounts and transactions. We have addressed these deficiencies with the hiring and training of additional accounting staff.

We also identified deficiencies related to policies and procedures and systems interfaces and are undertaking measures to remediate them. Management and the Audit Committee believe that those internal control deficiencies, as mitigated by substantial manual procedures and account reconciliations, individually or in the aggregate, did not have a material effect on the financial statements of the Company for the period ended September 30, 2004.

Other than arising from the review described above, there have been no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

           (b) Reports on Form 8-K.

(i) A report on Form 8-K was filed by the Company on August 11, 2004 regarding the Company's financial results for the six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: November 12, 2004	By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer