Form 10-K/A
period 2003-12-31
SYSTEMAX INC
filed 2005-04-15
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One) [ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

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

EXPLANATORY NOTE

This Form 10-K/A is filed to amend the Annual Report on Form 10-K of Systemax Inc. (the "Company") for the year ended December 31, 2003 (the "Original Form 10-K") to reflect the restatement of the Company’s Consolidated Financial Statements for the year ended December 31, 2003, and to make corresponding changes to Item 1 of Part I, Items 6, 7 and 9A of Part II and Item 15 of Part IV related to the restatement. The restatement is described in Note 2 to the Consolidated Financial Statements accompanying this amendment.

This report continues to speak as of the date of the Original Form 10-K and we have not updated the disclosures in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Form 10-K that might have been reflected in this report if they had taken place prior to the filing of the Original Form 10-K. All information contained in this report is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

TABLE OF CONTENTS

Part I

Item 1.	Business
General
Available Information
Recent Developments
Products
Sales and Marketing
Customer Service and Support
Sales and Distribution Centers
Suppliers
Research and Development
Competition and Other Market Factors
Employees
Environmental Matters
Financial Information About Foreign and Domestic Operations	1 1 1 2 3 3 5 5 6 6 6 7 7 7

Part II

Item 6. Item 7. Item 9A.	Selected Financial Data Management's Discussion and Analysis of Financial Condition and Results of Operations Controls and Procedures	8 10 24

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K Signatures	25 28

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as "Systemax", the "Company" or "we") include its subsidiaries.

Forward Looking Statements

           This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward looking statements.

           Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences.

Item 1. Business.

General

           Systemax is a direct marketer of brand name and private label products, including personal desktop computers ("PCs"), notebook computers, computer related products and industrial products, in North America and Europe. We assemble our own PCs and sell them under the trademarks Systemax™, Tiger® and Ultra™. In addition, we market and sell computers manufactured by other leading companies. We offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. Computers and computer related products accounted for 91% of our net sales in 2003.

           The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute part of the Company have been in business since 1955. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Available Information

           We maintain an internet web site at www.systemax.com. We file reports with the Securities and Exchange Commission ("SEC") and make available free of charge on or through this web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports. These are available as soon as is reasonably practicable after they are filed with the SEC. All reports mentioned above are also available from the SEC’s web site (www.sec.gov). The information on our web site is not part of this or any other report we file with, or furnish to, the SEC.

           Our Board of Directors has adopted the following corporate governance documents with respect to the Company (the "Corporate Governance Documents"):

• • • •	Corporate Ethics Policy for officers, directors and employees
Charter for the Audit Committee of the Board of Directors
Charter for the Compensation Committee of the Board of Directors
Charter for the Nominating/Corporate Governance Committee of the Board of Directors

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

          We assemble our Systemax-brand PCs in our 297,000 square foot, ISO-9000-certified facility in Fletcher, Ohio. We purchase components and subassemblies from suppliers in the United States as well as overseas. Certain parts and components for our PCs are obtained from a limited group of suppliers. Systemax PCs sold in Europe are assembled by third parties. We also utilize licensed technology and computer software in the assembly of our PCs. For a discussion of risks associated with these licenses and suppliers, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition."

          Our industrial products include storage equipment such as metal shelving, bins and lockers; light material handling equipment such as hand carts and hand trucks; furniture, small office machines and related supplies; and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items.

          The table below summarizes our mix of sales by product category:

           Product Type - Years Ended December 31 (Percentage of net sales)

                                                                         2003     2002       2001
                                                                         ----     ----       ----
      Computer and Computer Related Products  ........................    91%       90%       89%
      Industrial Products ............................................     9        10        11
                                                                           -        --        --
      Total  .........................................................   100%      100%      100%
                                                                         ====      ====      ====

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

           We have established an integrated three-pronged system of direct marketing to business customers, consisting of relationship marketers, catalog mailings and propriety internet web sites, designed to maximize sales. Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain of historical purchasing patterns, our relationship marketers are prompted with product suggestions to expand customer order values. In the United States, we also have the ability to provide such customers with electronic data interchange ("EDI") ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by frequent catalog mailings and e-mail campaigns designed to generate inbound telephone sales, and our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of these three marketing methods enables us to more thoroughly penetrate our business and government customer base. Increased internet exposure can lead to more internet–related sales and can also generate more inbound telephone sales; just as catalog mailings which feature our websites can result in greater internet-related sales.

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

Suppliers

           We purchase the majority of our products and components directly from manufacturers and large wholesale distributors. For the year ended December 31, 2003, Tech Data Corporation accounted for 14.7% and Ingram Micro Inc. accounted for 10.3% of our purchases. For the year ended December 31, 2002, Tech Data Corporation accounted for 14.7% of our purchases. For the year ended December 31, 2001, Tech Data Corporation accounted for 15.1% and Hewlett Packard Company accounted for 10.5% of our purchases. The loss of any of these vendors, or any other key vendors, could have an adverse effect on us.

           Certain private label products are manufactured by third parties to our specifications. Many of these private label products have been designed or developed by our in-house research and development teams. See "Research and Development."

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

Financial Information About Foreign and Domestic Operations

We conduct our business in North America (the United States and Canada) and Europe. The following sets forth our operations in those two geographic markets (in thousands):

     2003                                          Europe                   North America          TOTAL
     ----                                        ------------            -----------------     -------------
     Net sales..............................      $631,545                  $1,026,233         $  1,657,778
     Income (loss) from operations..........       $(5,243)                    $14,530               $9,287
     Identifiable assets....................      $140,126                    $306,593             $446,719

     2002                                          Europe                   North America          TOTAL
     ----                                        ------------            -----------------     -------------
     Net sales..............................      $587,712                    $963,805         $  1,551,517
     Income (loss) from operations..........        $7,823                    $(15,604)             $(7,781)
     Identifiable assets....................      $130,651                    $307,253             $437,904

     2001                                          Europe                   North America          TOTAL
     ----                                        ------------            -----------------     -------------
     Net sales..............................      $564,360                    $982,615         $  1,546,975
     Income (loss) from operations..........       $18,229                    $(15,699)             $ 2,530
     Identifiable assets....................      $121,717                    $332,730             $454,447

PART II

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

                                                                        Years Ended December 31
                                                                        -----------------------
                                                   (In  millions,  except per common share data and number of catalog titles)
                                                   --------------------------------------------------------------------------
                                                              2003(1)        2002         2001        2000         1999
                                                   --------------------------------------------------------------------------
Statement of Operations Data:
-----------------------------
Net sales                                                      $1,657.8     $1,551.5     $1,547.0    $1,686.1     $1,754.5
Gross profit                                                     $265.0       $265.6       $276.9      $209.9       $314.5
Selling, general & administrative expenses                       $251.5       $256.1       $271.6      $270.9       $254.7
Restructuring and other charges                                    $1.7        $17.3         $2.8
Income (loss) from operations                                      $9.3        $(7.8)        $2.5      $(61.0)        $59.8
Provision (benefit) for income taxes                               $4.4        $(1.0)         $.4      $(24.5)        $24.5
Income (loss) before cumulative effect of change in
   accounting principle, net of tax                                $3.3        $(8.0)         $.7      $(40.8)        $36.0
Cumulative effect of change in accounting principle, net
   of tax                                                                     $(51.0)
Net income (loss)                                                  $3.3       $(58.9)         $.7      $(40.8)        $36.0
Net income (loss) per common share, basic and diluted:
Income (loss) before cumulative effect of change in
   accounting principle, net of tax                                $.10        $(.23)        $.02      $(1.19)        $1.01
Cumulative effect of change in accounting principle, net
   of tax                                                                     $(1.50)
Net income (loss) per common share, basic and diluted              $.10       $(1.73)        $.02      $(1.19)        $1.01
Weighted average common shares outstanding:
Basic                                                              34.2         34.1         34.1        34.3         35.8
Diluted                                                            34.9         34.1         34.1        34.3         35.8

Selected Operating Data:
Orders entered                                                      4.4          4.0          4.0         3.9          4.4
Number of catalogs distributed                                       97          106          126         157          171
Number of catalog titles                                             30           37           38          37           37

Balance Sheet Data:
Working capital                                                  $145.5       $133.3       $103.3      $106.7       $186.9
Total assets                                                     $446.7       $437.9       $454.4      $538.0       $551.8
Short-term debt                                                   $20.8        $21.2         $2.8       $48.6         $9.0
Long-term debt, excluding current portion                         $18.4        $17.5                                  $1.7
Shareholders' equity                                             $210.1       $201.9       $254.9      $255.7       $310.2

(1) As restated, see Note 2 to the Consolidated Financial Statements included in Item 15.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously Issued Financial Statements

          On February 21, 2005 we announced that we would restate our previously issued financial statements for the year ended December 31, 2003 and the first three quarters of fiscal 2004 as a result of errors discovered in the accounting for inventory at our United Kingdom subsidiary. This discussion and analysis of our results of operations and financial condition gives effect to the restatement described in Note 2 to the consolidated financial statements.

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

Results of Operations

          We had net income for the year ended December 31, 2003 of $3.3 million. For the year ended December 31, 2002, we had a net loss of $58.9 million, after recording a cumulative effect of a change in accounting principle of $51 million, net of tax, to reflect the impairment of the entire carrying amount of goodwill. We had net income for the year ended December 31, 2001 of $653,000.

          The following table represents our consolidated statement of operations data expressed as a percentage of net sales for the three most recent fiscal years:

                                                                       2003          2002        2001
                                                                       ----          ----        ----
Net sales                                                            100.0%        100.0%      100.0%
Gross profit                                                          16.0%         17.1%       17.9%
Selling, general and administrative expenses                          15.2%         16.5%       17.6%
Restructuring and other charges                                        0.1%          1.1%        0.2%
Goodwill impairment                                                    0.2%
Income (loss) from operations                                          0.6%        (0.5)%        0.2%
Interest expense                                                       0.1%          0.1%        0.1%
Income taxes                                                           0.3%        (0.1)%
Income (loss) before cumulative effect of change in accounting         0.2%        (0.5)%        0.1%
  principle, net of tax
Cumulative effect of change in accounting principle, net of tax                    (3.3)%
Net income (loss)                                                      0.2%        (3.8)%        0.1%

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

GROSS PROFIT

           Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $265.0 million, or 16.0% of net sales, compared to $265.6 million, or 17.1% of net sales, in the year-ago period, a decrease of $600,000.  As a result of adopting Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor", $14.5 million of vendor consideration was recorded as a reduction of cost of sales in 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 15.1% in 2003 compared to 17.1% in 2002. (The non-GAAP gross profit margin has been included here to provide comparability to the prior year.) The decline in the gross profit margin was due to continued pricing pressure resulting from weak market demand and response to competition and changes in the mix of products sold, as customers continue to shift to lower-priced solutions.

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

           During the second quarter of 2003, we purchased the minority ownership of our Netherlands subsidiary for approximately $2.6 million, pursuant to the terms of the original purchase agreement. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets."

           During the second quarter of 2002 we recorded a non-recurring write-off of $13.2 million resulting from our decision to discontinue development of internal-use computer software.

INCOME (LOSS) FROM OPERATIONS

          We had income from operations of $9.3 million in 2003, a loss from operations of $7.8 million in 2002 and income from operations for the year ended December 31, 2001 of $2.5 million. Results in 2003 include restructuring and other charges of $1.7 million and a goodwill impairment charge of $2.6 million. The loss from operations in 2002 includes $17.3 million of restructuring and other charges. Income from operations in 2001 includes the elimination of a liability of $3 million recorded in a prior year which we determined was no longer required and expense of $2.8 million for restructuring and other charges. We had a loss from operations in Europe in 2003 of $5.2 million, compared to income from operations of $7.8 million in 2002 and $18.2 million in 2001. European results declined as a result of decreased gross profit, increased selling, general and administrative expenses and $4.8 million of restructuring and other charges.

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

INCOME TAXES

          We recorded an income tax provision of $4.3 million in 2003, an income tax benefit of $1.0 million in 2002 and an income tax provision of $389,000 in 2001. The effective rates were 56.5 % in 2003, 11.5% in 2002 and 37.3% in 2001. The effective tax rate in 2003 was adversely affected by the goodwill impairment write-off, which is not tax deducible. The mix in taxable income and losses between our U. S. and foreign operations and the expected utilization of our deferred tax assets significantly impacted the recording of the 2002 tax benefit. In 2002, we also incurred additional tax expense in connection with audit assessments in two of our foreign subsidiaries. For the years ended December 31, 2003 and 2002, we have not recognized certain foreign tax credits, certain state tax benefits on losses in the United States and certain benefits on losses in foreign tax jurisdictions due to our inability to carry such credits and losses back to prior years. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those tax credits and net operating loss carryforwards.

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

NET INCOME (LOSS)

          As a result of the above, net income for 2003 was $3.3 million, or $.10 per basic and diluted share, the net loss for 2002 was $58.9 million, or $1.73 per basic and diluted share, and net income for 2001 was $653,000, or $.02 per basic and diluted share.

Seasonality

          Net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during those months. The following table sets forth the net sales, gross profit and income (loss) from operations for each of the quarters since January 1, 2002 (amounts in millions).

 2003                                      March 31    June 30    September 30   December 31
 ----                                      --------    -------    ------------   -----------
 Net sales...............................     $426       $389         $405         $438
 Percentage of year's net sales .........      25.7%      23.5%        24.4%        26.4%
 Gross profit............................      $72        $63          $66          $64
 Income (loss) from operations...........       $8        $(1)          $3           $-

 2002                                      March 31    June 30    September 30   December 31
 ----                                      --------    -------    ------------   -----------
 Net sales...............................     $412       $364         $372         $403
 Percentage of year's net sales .........      26.6%      23.4%        24.0%        26.0%
 Gross profit............................      $74        $62          $63          $67
 Income (loss) from operations...........       $1       $(14)          $2           $4

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

          Our working capital was $146 million at December 31, 2003, an increase of $13 million from $133 million at the end of 2002. This was due principally to a $36 million increase in inventories, a $4 million increase in accounts receivable and a $13 million decrease in accrued expense and other current liabilities offset by a $24 million decrease in cash, a $3 million decrease in prepaid expenses and other current assets and a $13 million increase in accounts payable. Our inventories increased to meet the needs of our growing consumer base, as increased stock levels facilitate such sales, while sales to business customers include a large portion of merchandise shipped directly by our vendors. The increase in accounts receivable was less pronounced, as sales to consumers are generally paid by credit card, which have a 2-3 day shipment-to-cash cycle compared to the normal 30-day payment terms offered to our business customers. We expect that future accounts receivable and inventory balances will fluctuate with the mix of our net sales between consumer and business customers.

          We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2003, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

          Our cash balance decreased $24.3 million to $38.7 million during the year ended December 31, 2003. Net cash used in operating activities was $6.9 million in 2003, compared with net cash provided by operating activities of $4.9 million in 2002 and $95.6 million in 2001. The decrease in cash provided by operations in 2003 resulted from changes in our working capital accounts, which used $28.5 million in cash compared to $16.8 million in 2002, and resulted primarily from the increase in our inventories and a decrease in accounts payable and accrued expenses. This was partially offset by an increase in cash generated from net income adjusted by other non-cash items, which provided $21.5 million in 2003, compared to $21.6 million provided by these items in 2002. The decrease of $90.7 million in cash provided by operations in 2002 was primarily a result of changes in working capital, which used $16.8 million in cash compared to $66.2 million provided in 2001, and resulted primarily from increases in our inventories, accounts receivable and prepaid expenses. Cash was provided by operations in 2001 by inventory reductions, decreases in accounts receivable and receipt of a tax refund resulting from the loss recorded in the United States in 2000, offset by a decrease in accounts payable.

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

           Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other commitments at December 31, 2003 (in thousands):

                                                                                                 After
                                          2004      2005       2006        2007       2008       2008
                                          ----      ----       ----        ----       ----       ----
 Contractual Obligations:
 Maturities of long-term debt            $1,746    $1,740     $1,745      $1,675     $1,516     $11,677
 Payments on non-cancelable operating     7,277     7,128      6,511       5,614      3,984      11,063
     leases
 Purchase commitments                     1,883         -        -           -          -           -
                                          -----    ------     ------      ------     ------     -------
 Total contractual obligations          $10,906    $8,868     $8,256      $7,289     $5,500     $22,740
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

          We are party to certain litigation, as disclosed in "Commitments and Contingencies" in the Notes to Consolidated Financial Statements, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The realization of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be required, which could materially affect our consolidated financial position and results of operations.

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

Recent Accounting Developments

          In November 2002, the Financial Accounting Standards Board issued Interpretation 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. Interpretation 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have a material effect on our consolidated financial statements.

          In December 2003, the Financial Accounting Standards Board issued Interpretation 46 (Revised) to address certain Interpretation 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for companies that have interests in entities that are Variable Interest Entities as defined under Interpretation 46. According to this interpretation, if a company has an interest in a Variable Interest Entity and is at risk for a majority of the Variable Interest Entity’s expected losses or receives a majority of the Variable Interest Entity’s expected gains it shall consolidate the Variable Interest Entity. Interpretation 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those Variable Interest Entity's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. We have adopted Interpretation 46-R, the effect of which is not material.

          In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standards 149 amends and clarifies Statement of Financial Accounting Standards 133 for the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of Statement of Financial Accounting Standards 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of Statement of Financial Accounting Standards 149 did not have a material impact on our consolidated financial statements.

          In May 2003, the Financial Accounting Standards Board issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement of Financial Accounting Standards 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of Statement of Financial Accounting Standards 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of Statement of Financial Accounting Standards 150 did not have a material impact on our consolidated financial statements.

Item 9A.	Controls and Procedures.

          When the Company’s Annual Report on Form 10-K was initially filed, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer both concluded that the Company’s disclosure controls and procedures were effective. On February 21, 2005, we announced that we would be restating our previously filed consolidated financial statements to correct errors in accounting for inventory at our United Kingdom subsidiary as described in Note 2 to the Consolidated Financial Statements. Management has concluded that the internal control deficiencies that made the restatements necessary indicate the existence of a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Based on this evaluation and due to existence of the internal control deficiencies described below, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2003. The design and operation of accounting for inventory at our United Kingdom subsidiary did not reduce to a relatively low level of risk the chance or chances that a material misstatement would occur and not be detected.

           Management undertook a review of the subsidiary’s inventory activities for the fiscal years ended December 31, 2002 and 2003. The independent Audit Committee also performed an investigation of the circumstances surrounding the activities requiring the restatement. The Company determined that the errors requiring this restatement were principally a result of changes in the way certain inventory transactions were processed and recorded and an inaccurate recording of a period end cut-off. These errors were undetected or unrecognized as a result of the following weaknesses and deficiencies in the subsidiary’s internal controls:

•	Lack of local management review procedures
•	Rapid turnover of accounting personnel together with little or no training as to manual detection procedures necessary to properly close the books
•	Deficiencies in the subsidiary's month-end closing process
•	Insufficient formalized procedures to ensure that all relevant transactions were accounted for
•	Breakdown in communication between accounting and operations personnel
•	Insufficient staffing of the accounting function at the subsidiary
•	Inadequate information technology general controls with respect to inventory movements

           Management discussed the weaknesses described above with the Audit Committee and began implementing remedial measures to prevent a repeat of such accounting errors. To this end, we have modified our internal procedures to more accurately identify the types of inventory transactions processed. This has been combined with additional system reporting to provide more details to enhance the inventory reconciliation process. This reconciliation process is also supported by additional levels of management review. Additional review procedures have been implemented to test cut-off accuracy. We are continuing to monitor these processes to further enhance our procedures as may be necessary.

           Management believes that the immediate enhancements to the controls and procedures address the initial conditions identified by its review. We are continuing to monitor the effectiveness of our enhanced internal controls and procedures on an ongoing basis and will take further action, as appropriate.

           In designing and evaluating our disclosure controls and procedures, we recognize that any controls, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in control systems, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)	1.	The Consolidated Financial Statements of Systemax Inc.	Reference

Independent Auditors' Report	30
Consolidated Balance Sheets as of December 31, 2003, as restated, and 2002	31
Consolidated Statements of Operations for the years ended December 31, 2003, as restated, 2002 qnd 2001	32
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, as restated, 2002 and 2001	33
Consolidated Statements of Cash Flows for the years ended December 31, 2003, as restated, and 2002	34
Notes to Consolidated Financial Statements	35-44

2.	Financial Statement Schedules:

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Registrant, as amended9
3.2	By-laws of Registrant1
4.1	Stockholders Agreement2
10.1	Form of 1995 Long-Term Stock Incentive Plan3*
10.2	Form of 1999 Long-Term Stock Incentive Plan as amended13*
10.3	Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility)1
10.4	Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility) 6
10.5	Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility)4
10.6	Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago and Walsh, Higgins & Company (Naperville facility)1
10.7	Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility)5
10.8	Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto1
10.9	Form of 1995 Stock Plan for Non-Employee Directors3*
10.10	Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg3*
10.11	Separation Agreement and General Release between the Company and Robert Dooley, dated March 5, 2004*
10.12	Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein4*
10.13	Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers), as amended, the "Chase Loan Agreement") 7
10.14	Amendment No. 1, dated as of September 1, 2001, to the Chase Loan Agreement 8
10.15	Amendment No. 2, dated as of December 13, 2001, to the Chase Loan Agreement 9
10.16	Amendment No. 3, dated as of December 20, 2001, to the Chase Loan Agreement 9
10.17	Amendment No. 4, dated as of April 18, 2002, to the Chase Loan Agreement10
10.18	Amendment No. 5, dated as of June 30, 2002, to the Chase Loan Agreement11
10.19	Amendment No. 6, dated as of September 22, 2003, to the Chase Loan Agreement
10.20	Promissory Note of Systemax Suwanee LLC, dated as of April 18, 2002 payable to the order of New York Life Insurance Company in the original principal sum of $8,400,000 10
10.21	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of April 18, 2002 from Systemax Suwanee LLC to New York Life Insurance Company 10
14	Corporate Ethics Policy for Officers, Directors and Employees14
19	Specimen stock certificate of Registrant 9
21
23	Consent of experts and counsel: Consent of Independent Public Accountants
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Charter of the Audit Committee of the Company's Board of Directors, as revised February 28, 200312
99.2	Charter of the Compensation Committee of the Company's Board of Directors, as approved February 28, 2003[12]
99.3	Charter of the Nominating/Corporate Governance Committee of the Company's Board of Directors, as approved February 28, 2003[12]
99.4	Annual CEO Certification to the New York Stock Exchange, dated March 26,2004[14]

(b)	Reports on Form 8-K.

A report on Form 8-K was filed by the Company on November 12, 2003 regarding the Company’s financial results for the quarterly period ended September 30, 2003.

*	Management contract or compensatory plan or arrangement

[1]	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).
[2]	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.
[3]	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).
[4]	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
[5]	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.
[6]	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998.
[7]	Incorporated herein by reference to the Company’s report on Form 8-K dated June 13, 2001.
[8]	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.
[9]	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.
[10]	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.
[11]	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.
[12]	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.
[13]	Incorporated herein by reference to the Company's report on Form 8-K dated May 20, 2003.
[14]	Incorporated herein by reference to the Company's report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer Date: April 15, 2005

REPORT OF REGISTERED INDEPENDENT AUDITORS

The Shareholders and Board of Directors of
SYSTEMAX INC.:

We have audited the accompanying consolidated balance sheets of Systemax Inc. and its subsidiaries, (the "Company"), as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for goodwill and other intangible assets in 2002 to conform to Financial Accounting Standards Board Statement No. 142 ("Goodwill and Other Intangible Assets").

As discussed in Note 2 to the consolidated financial statements, the accompanying 2003 financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 12, 2004
(April 13, 2005 as to the effects of the restatement discussed in Note 2)

                                                   SYSTEMAX INC.
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 2003 AND 2002
                                       (IN THOUSANDS, except for share data)

                                                                                           2003             2002
                                                                                           ----             ----
                                                                                       (As restated,
                                                                                        see Note 2)
ASSETS:
   CURRENT ASSETS:
      Cash and cash equivalents                                                         $38,702          $62,995
      Accounts receivable, net of allowances of $10,000 (2003) and $11,275 (2002)       152,435          148,554
      Inventories                                                                       133,905           98,401
      Prepaid expenses and other current assets                                          26,849           31,343
     Deferred income tax assets                                                          10,132            9,073
                                                                                        -------          -------
           Total current assets                                                         362,023          350,366

   PROPERTY, PLANT AND EQUIPMENT, net                                                    68,647           71,133
   DEFERRED INCOME TAX ASSETS                                                            15,673           15,100
   OTHER ASSETS                                                                             376            1,305
                                                                                        -------          -------

              TOTAL                                                                    $446,719         $437,904
                                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   CURRENT LIABILITIES:
      Short-term borrowings, including current portions of long-term debt               $20,814          $21,211
       Accounts payable                                                                 144,662          131,510
       Accrued expenses and other current liabilities                                    51,037           64,349
                                                                                        -------          -------
          Total current liabilities                                                     216,513          217,070
                                                                                        -------          -------

   LONG-TERM DEBT                                                                        18,353           17,519
   OTHER LIABILITIES                                                                      1,768            1,398

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
   Common stock, par value $.01 per share, authorized 150 million shares, issued
       38,231,990 shares; outstanding 34,288,068 (2003) and 34,104,290 (2002)
       shares                                                                               382              382
   Additional paid-in capital                                                           175,343          176,743
   Accumulated other comprehensive income (loss), net of tax                              1,933          (2,130)
   Retained earnings                                                                     78,757           75,411
                                                                                        -------          -------
                                                                                        256,415          250,406
   Less: common stock in treasury at cost - 3,943,922 (2003) and 4,127,700
       (2002) shares                                                                     46,330           48,489
                                                                                        -------          -------
                        Total shareholders' equity                                      210,085          201,917
                                                                                        -------          -------

                TOTAL                                                                  $446,719         $437,904
                                                                                       ========         ========

See notes to consolidated financial statements.

                                          SYSTEMAX INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                            (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                               2003             2002              2001
                                                                               ----             ----              ----
                                                                      (As restated,
                                                                        see Note 2)
Net sales                                                                $1,657,778       $1,551,517        $1,546,975
Cost of sales                                                             1,392,745        1,285,929         1,270,051
                                                                     ---------------  ---------------  ----------------
Gross profit                                                                265,033          265,588           276,924
Selling, general and administrative expenses                                251,460          256,075           271,636
Restructuring and other charges                                               1,726           17,294             2,758
Goodwill impairment                                                           2,560
                                                                     ---------------  ---------------  ----------------
Income (loss) from operations                                                 9,287          (7,781)             2,530
Interest and other income, net                                                (755)            (427)             (276)
Interest expense                                                              2,344            1,653             1,764
                                                                     ---------------  ---------------  ----------------
Income (loss) before income taxes                                             7,698          (9,007)             1,042
Provision (benefit) for income taxes                                          4,352          (1,039)               389
                                                                     ---------------  ---------------  ----------------
Income (loss) before cumulative effect of change in accounting                3,346          (7,968)               653
    principle, net of tax
Cumulative effect of change in accounting principle, net of tax                             (50,971)
Net income (loss)                                                            $3,346        $(58,939)              $653
                                                                     ===============  ===============  ================

Net income (loss) per common share, basic and diluted:
Income (loss) before cumulative effect of change in accounting
    principle, net of tax                                                      $.10           $(.23)              $.02
Cumulative effect of change in accounting principle, net of tax                               (1.50)
                                                                     ---------------  ---------------  ----------------
Net income (loss)                                                              $.10          $(1.73)              $.02
                                                                     ===============  ===============  ================

See notes to consolidated financial statements.

                                                SYSTEMAX INC.

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                               (IN THOUSANDS)

                                Common  Stock                             Accumulated
                            ----------------------                           Other
                                                 Additional             Comprehensive   Treasury      Comprehensive
                              Number of           Paid-in    Retained   Income (Loss),   Stock        Income (Loss),
                              Shares     Amount   Capital    Earnings     Net of Tax    At Cost         Net of Tax
                              --------------------------------------------------------------------------------------

Balances, January 1, 2001     34,104     $382    $176,743    $133,697    $(6,662)      $(48,489)

Change in cumulative
   translation adjustment                                                                (1,376)        $(1,376)
Net income                    ______     ____     _______         653     _______        _______            653

Total comprehensive loss                                                                                $  (723)
                                                                                                        =======

Balances, December 31, 2001   34,104      382     176,743     134,350     (8,038)       (48,489)

Change in cumulative
   translation adjustment                                                                 5,908          $5,908
Net loss                      ______     ____     _______    (58,939)     _______        _______        (58,939)

Total comprehensive loss                                                                               $(53,031)
                                                                                                       ========

Balances, December 31, 2002   34,104      382     176,743      75,411     (2,130)     (48,489)

Change in cumulative
   translation adjustment,
    as restated, see Note 2                                                 4,063                        $4,063
Exercise of stock options        184              (1,400)                                2,159
Net income, as restated,                                        3,346                                     3,346
   see Note 2                  ______     ____     _______     _______      ______      _______         _______

Total comprehensive income                                                                               $7,409
                                                                                                         ======

Balances, December 31, 2003,
   as restated, see Note 2    34,288     $382    $175,343     $78,757      $1,933     $(46,330)
                              ======     ====    ========     =======      ======     ========

See notes to consolidated financial statements.

                                               SYSTEMAX INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                               (IN THOUSANDS)

                                                                                     2003            2002            2001
                                                                                     ----            ----            ----
                                                                            (As restated,
                                                                              see Note 2)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                               $3,346       $(58,939)            $653
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
       Cumulative effect of change in accounting principle, net of tax                             50,971
       Goodwill impairment                                                          2,560
       Loss on dispositions and abandonment                                           595          14,843           2,003
       Depreciation and amortization, net                                          13,938          13,652          15,143
       Provision for deferred income taxes                                        (2,818)         (3,475)           7,929
       Provision for returns and doubtful accounts                                  3,906           4,581           3,696
   Changes in operating assets and liabilities:
       Accounts receivable                                                          6,182         (5,922)          40,124
       Inventories                                                               (30,089)         (2,644)          33,946
       Prepaid expenses and other current assets                                    7,972         (8,422)           9,048
       Income taxes receivable                                                    (3,915)           7,755          19,445
       Accounts payable, accrued expenses and other current liabilities           (8,624)         (7,532)        (36,381)
                                                                                  ------          ------         -------
           Net cash provided by (used in) operating activities                    (6,947)           4,868          95,606
                                                                                  ------            -----          ------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                   (8,699)        (15,367)        (24,682)
   Proceeds from disposals of property, plant and equipment                            11             635             856
   Purchase of minority interest                                                  (2,560)
                                                                                  ------           ______         _______
           Net cash used in investing activities                                 (11,248)        (14,732)        (23,826)
                                                                                 =======         =======         =======

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Issuance of long-term borrowings and capital lease obligations                   1,534          18,879
   Proceeds (repayments) of borrowings from banks                                 (2,951)          15,253        (45,762)
   Repayments of long-term debt and capital lease obligations                     (1,257)           (348)
   Exercise of stock options                                                          759
                                                                                      ---          ______         _______
           Net cash provided by (used in) financing activities                    (1,915)          33,784        (45,762)
                                                                                  ------           ------        -------

EFFECTS OF EXCHANGE RATES ON CASH                                                 (4,183)           2,611         (4,050)
                                                                                  ------            -----         ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (24,293)          26,531          21,968
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                      62,995          36,464          14,496
                                                                                   ------          ------          ------

CASH AND CASH EQUIVALENTS - END OF YEAR                                           $38,702         $62,995         $36,464
                                                                                  =======         =======         =======

SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                               $2,697          $1,375          $2,026
                                                                                   ======          ======          ======
       Income taxes paid                                                          $13,840          $5,397          $3,819
                                                                                  =======          ======          ======

See notes to consolidated financial statements.

SYSTEMAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Systemax"). All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for the Company’s investment in a 50%-owned joint venture. The results of operations of this investee are not material to the results of operations of the Company. The joint venture brokers paper, a significant portion of which is used by the Company in printing its catalogs.

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

Foreign Currency Translation - The financial statements of the Company’s foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for balance sheet items and average exchange rates for the statements of operations items. The translation differences are recorded as a separate component of shareholders' equity.

Cash and Cash Equivalents - The Company considers amounts held in money market accounts and other short-term investments with an original maturity date of three months or less to be cash equivalents. The Company’s investments in cash equivalents are classified as debt securities available-for-sale and are stated at fair market value. Unrealized holding gains and losses are not significant for any of the years presented.

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

Goodwill – The cost in excess of fair value of net assets of businesses acquired is recorded in the consolidated balance sheets as "Goodwill." In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill effective January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over periods of 10 to 40 years. Amortization expense was $1,605,000 in 2001. The Company completed the transitional impairment analysis required under SFAS 142 during 2002, which resulted in an implied fair value of goodwill of zero. See Note 2 for the impact of the adoption of SFAS 142 on the consolidated financial statements

Evaluation of Long-lived Assets – Long-lived assets are evaluated for recoverability in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets", whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

Product Warranties – Provisions for estimated future expenses relating to product warranties for the Company’s assembled PCs are recorded as cost of sales when revenue is recorded. Liability estimates are determined based on management judgment considering such factors as the number of units sold, historical and anticipated rates of warranty claims and the likely current cost of corrective action.

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

Revenue Recognition and Accounts Receivable – The Company recognizes sales of products, including shipping revenue, at the time of shipment. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales. Revenue from extended warranty and support contracts on the Company’s assembled PCs is deferred and recognized over the contract period.

Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns. The changes in these allowance accounts are summarized as follows (in thousands):

                                                  Years ended December 31,
                                       2003                2002                2001
                                       ----                ----                ----
   Balance, beginning of year       $11,275             $11,120             $15,329
   Charged to expense                 3,906               4,581               3,696
   Deductions                       (5,181)             (4,426)             (7,905)
                                    ------              ------              ------
   Balance, end of year             $10,000             $11,275             $11,120
                                    =======             =======             =======
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

Advertising costs, net of rebates from vendors, of $43.7 million in 2003, $44.1 million in 2002 and $53.0 million in 2001 are included in the accompanying Consolidated Statements of Operations. Effective January 1, 2003 the Company adopted Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction of cost of sales unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. As a result of prospectively adopting EITF 02-16, the Company has recorded $14.5 million for the year ended December 31, 2003 of vendor consideration as a reduction of cost of sales. Adopting EITF 02-16 had no impact on income (loss) from operations, as the vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense.

Prepaid expenses at December 31, 2003 and 2002 include deferred advertising costs of $4.2 million and $3.6 million, respectively, which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Research and Development Costs - Costs incurred in connection with research and development are expensed as incurred. Such expenses for the years ended December 31, 2003, 2002 and 2001 aggregated approximately $800,000, $1,036,000 and $1,539,000, respectively.

Derivative Financial Instruments - The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective January 1, 2001. SFAS 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings (see Note 7).

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments may be used to manage exposures related to changes in foreign currency exchange rates and interest rate risk on variable rate indebtedness.

Net Income (Loss) Per Common Share – The Company calculates net income (loss) per share in accordance with SFAS 128, "Earnings Per Share". Net income (loss) per common share-basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income (loss) per common share-diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods except in loss periods, where the effect is anti-dilutive. The dilutive effect of outstanding options issued by the Company are reflected in net income (loss) per share – diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 697,000 in 2003, 1,149,000 in 2002 and 1,979,000 in 2001 due to their antidilutive effect.

The weighted average common shares outstanding for the computation of basic earnings per common share for 2003, 2002 and 2001 were 34.2 million, 34.1 million and 34.1 million, respectively. Additionally, in 2003, 715,000 of equivalent common shares and in 2001, 19,000 of equivalent common shares were included for the diluted calculation.

Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders’ Equity. Comprehensive income (loss) was $7,409,000 in 2003, $(53,031,000) in 2002 and $(723,000) in 2001, net of tax effects on foreign currency translation adjustments of $(3,030,000) in 2003, $3,483,000 in 2002 and $1,338,000 in 2001.

Stock-based Compensation – The Company has three stock-based compensation plans, two of which are for employees, consultants and advisors and the third of which is for non-employee directors, which are more fully described in Note 9. The Company has elected to follow the accounting provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" for stock-based compensation and to provide the pro forma disclosures required under SFAS 148, "Accounting for Stock-based Compensation – Transition and Disclosure". No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data):

                                                                      2003         2002     2001
                                                                      ----         ----     ----

 Net income (loss) - as reported                                    $3,346    $(58,939)     $653
 Stock-based employee compensation expense determined under
 fair value based method, net of related tax effects                   544          713      780
                                                                    ------    ---------    -----
 Pro forma net income (loss)                                        $2,802    $(59,652)    $(127)
                                                                    ======    =========    =====

 Basic and diluted net income (loss) per common share:
 Net income (loss) - as reported                                      $.10      $(1.73)     $.02
                                                                      ====      ======      ====
 Net income (loss) - pro forma                                        $.08      $(1.75)        -
                                                                      ====      ======      ====
The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      2003             2002             2001
                                      ----             ----             ----
   Expected dividend yield              0%               0%               0%
   Risk-free interest rate            5.9%             5.6%             6.1%
   Expected volatility               76.0%            71.0%            72.0%
   Expected life in years             2.41             2.52             3.17
The weighted average contractual life of the stock options outstanding was 7.7 years at December 31, 2003, 7.8 years at December 31, 2002 and 8.1 years at December 31, 2001.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation 45 ("FIN 45") "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued FIN 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") 51, "Consolidated Financial Statements", for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The Company has adopted FIN 46R, the effect of which is not material.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies SFAS 133 for the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

2.	RESTATEMENT

Subsequent to the issuance of the Company’s consolidated financial statements in its Form 10-K for the year ended December 31, 2003, the Company discovered errors related to accounting for inventory at its United Kingdom subsidiary. These errors, which related to inventories, were the result of recording errors which were substantially being offset by an improper cut-off of purchases. The ending effect on inventories was not material. However, these errors did have the effect of understating certain vendor-related liabilities as of December 31, 2003 and overstating income for the year ended December 31, 2003. Such errors did not have any impact on the consolidated financial statements for any previous years. The restatement does not affect previously reported net cash flows for the restated period or future periods.

As a result, the accompanying financial statements for the year ended December 31, 2003 have been restated from the amounts previously reported to properly reflect these items. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

                                                                   As Previously Reported     As Restated
                                                                   ----------------------     ------------
  As of December 31, 2003:
  Deferred income tax assets (non-current)                                  $14,606             $15,673
  Accounts payable                                                         (141,106)           (144,662)
  Accumulated other comprehensive income (loss), net of tax                  (2,157)             (1,933)
  Retained earnings                                                         (81,022)            (78,757)

  Period Ended December 31, 2003:
  Cost of sales                                                          $1,389,509          $1,392,745
  Income from operations                                                     12,523               9,287
  Income before income taxes                                                 10,934               7,698
  Provision for income taxes                                                  5,323               4,352
  Net income                                                                 $5,611              $3,346

  Net income per common share:
         Basic and diluted                                                     $.16                $.10
3.	BUSINESS COMBINATIONS AND GOODWILL

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

During the second quarter of 2003, the Company purchased the minority ownership of its Netherlands subsidiary pursuant to the terms of the original purchase agreement for approximately $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with SFAS 142.

Adoption of the non-amortization provisions of SFAS 142 as of January 1, 2001 would have increased net income for the year ended December 31, 2001 by $1,126,000, or $.03 per diluted share.

4.	PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment, net consists of the following (in thousands):

                                                                           2002        2003
                                                                           ----        ----
 Land and buildings................................................... $  46,898   $  43,268
 Furniture and fixtures, office, computer and other equipment.........    78,327      71,453
 Leasehold improvements ..............................................    14,010      12,660
                                                                          ------      ------
                                                                         139,235     127,381
 Less accumulated depreciation and amortization.......................    70,588      56,248
                                                                          ------      ------
 Property, plant and equipment, net................................... $  68,647   $  71,133
                                                                       =========   =========
5.	RELATED PARTY TRANSACTIONS

The Company leased one warehouse and office facility from affiliates during the year ended December 31, 2003 (see Note 11) and vacated a second warehouse and office facility leased from affiliates during 2002. Rent expense under those leases aggregated approximately $612,000 (2003), $1,071,000 (2002) and $1,224,000 (2001).

6.	CREDIT FACILITIES

The Company maintains a $70,000,000 revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company’s shares of stock in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on June 15, 2004. The borrowings under the agreement are subject to borrowing base limitations of up to 75% of eligible accounts receivable and up to 25% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company’s option, at the agent bank’s base rate (4.25% at December 31, 2003) plus 0.25% to 0.75% or the bank's daily LIBOR rate (2.87% at December 31, 2003) plus 2.25% to 3%. The facility also calls for a commitment fee payable quarterly in arrears of 0.5% of the average daily unused portion of the facility. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of December 31, 2003. As of December 31, 2003, availability under the agreement was $49.0 million. There were outstanding letters of credit of $8.0 million as of December 31, 2003 and $6.1 million as of December 31, 2002 and there were no outstanding advances as of December 31, 2003 and December 31, 2002.

The Company also has a £15,000,000 ($26,852,000 at the December 31, 2003 exchange rate) multi-currency credit facility with a United Kingdom financial institution, which is available to its United Kingdom subsidiaries. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility does not have a termination date, but may be canceled with six months notice beginning in December 2003. Borrowings under the facility are secured by certain assets of the Company’s United Kingdom subsidiaries and a portion of the line is subject to a borrowing base limitation of 70% of eligible accounts receivable. At December 31, 2003 there were £7.5 million ($13.3 million) of borrowings outstanding under this line with interest payable at a rate of 5.85%. At December 31, 2002 there were £12.4 million ($20.0 million at the December 31, 2002 exchange rate) of borrowings outstanding under this line with interest payable at a rate of 6.08%.

In October 2003, the Company’s Netherlands subsidiary entered into a €5 million ($6,307,000 at the December 31, 2003 exchange rate) credit facility. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2003 there were €4.5 million ($5.7 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in November 2005.

The weighted average interest rate on short-term borrowings was 5.2% in 2003, 6.3% in 2002 and 6.6% in 2001.

7.	LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                             2003             2002
                                                             ----             ----
  Mortgage note payable (a)                               $ 8,170          $ 8,319
  Term loan payable (b)                                    10,338           10,360
  Capitalized equipment lease obligations                   1,591               90
                                                            -----               --
                                                           20,099           18,769
  Less: current portion                                     1,746            1,250
                                                            -----            -----
                                                          $18,353          $17,519
                                                          =======          =======
(a)	Mortgage note payable. The Company has a ten year, $8.4 million mortgage loan on its Georgia distribution facility. The mortgage has monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage bears interest at 7.04% and is collateralized by the underlying land and building.

(b)	Term loan payable. The Company has a term loan agreement which was used to finance the construction of its United Kingdom facility and which is secured by the underlying land and building. The loan matures in August 2012 and is repayable in quarterly installments of(pound)165,000 ($295,000) plus interest. The outstanding borrowing bears interest at LIBOR plus 160 basis points (5.25% at December 31, 2003 and 5.69% at December 31,2002). The term loan agreement also contains certain financial and other covenants related to the Company's United Kingdom subsidiaries.

In connection with this term loan, the Company also entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. The collar agreement covers a period of three years, matures in the same amounts and over the same periods as the related debt and has a cap of 6.0% and a floor of 4.5%. This derivative has been designated as a cash flow hedge for accounting purposes. As of December 31, 2003, the notional amount of the interest rate collar was £5,775,000 ($10,338,000). The collar was in a loss position of approximately $39,000 as of December 31, 2003 and $117,000 as of December 31, 2002,

and, accordingly, the aggregate fair value of the collar was recorded as a liability. The changes in the fair value of this derivative for the years ended December 31, 2003 and 2002 have been recognized in the Consolidated Statement of Operations as this hedge was determined to be ineffective. The Company considers the credit risk related to the interest rate collar to be low because such instrument was entered into with a financial institution having a high credit rating and is generally settled on a net basis.

The aggregate maturities of long-term debt outstanding at December 31, 2003 are as follows (in thousands):

                      2004         2005         2006         2007         2008     After 2008
                      ----         ----         ----         ----         ----     ----------
      Maturities     $1,746       $1,740       $1,745       $1,675       $1,516     $11,677
8.	RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the years ended December 31, 2001, 2002 and 2003, management approved and implemented restructuring actions which included workforce reductions and facility consolidations.

In the fourth quarter of 2003, the Company implemented a plan to consolidate the warehousing facilities in its United States computer supplies business. The Company recorded $713,000 of costs related to this plan, including $233,000 of non-cash costs for impairment of the carrying value of fixed assets and $480,000 of charges for other exit costs.

During fiscal 2002 the Company implemented a restructuring plan to consolidate the activities of its three United Kingdom locations into a new facility constructed for the Company. The restructuring plan resulted in a pre-tax charge, included in "Restructuring and other charges", of $4.1 million. Of the total charge, $0.5 million was non-cash for the impairment in carrying value of fixed assets, $1.9 million was for recruitment, staff relocation costs and severance and benefits for approximately 150 terminated employees and $1.7 million was for other exit costs, primarily facilities closing costs and lease termination costs. During the year ended December 31, 2003, the Company recorded $2.2 million of additional costs, net of reductions, related to this plan as a charge to operations. These charges consisted of $1.6 million of other restructuring activities representing adjustments to the original estimates of lease and contract termination costs and $600,000 of additional non-cash asset impairments related to buildings vacated. Through December 31, 2003, total cash charges of approximately $3.4 million had been expended under this plan.

The Company incurred approximately $750,000 of costs during the year ended December 31, 2001 related to consolidation of one of its domestic warehouses.

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of December 31, 2003:

                                   Severance and            Asset          Other
                                   Personnel Costs     Write-downs     Exit Costs      Total
                                   ---------------     -----------     ----------      -----
   Charged to expense in 2002               $1,870            $525         $1,656     $4,051
   Amounts utilized                        (1,693)           (525)          (851)    (3,069)
                                           ------            ----           ----     ------
   Accrued at December 31, 2002                177                            805        982
   Charged to expense in 2003                   63                          2,848      2,911
   Amounts utilized                          (177)                          (691)      (868)
                                             ----                           ----       ----
   Accrued at December 31, 2003               $ 63             --          $2,962     $3,025
                                              ====            ====         ======     ======
In August 2003, the Company settled its litigation with a software developer and reversed a previously recorded liability of $1.3 million which was no longer needed (See Note 11).

During the second quarter of 2003, the Company purchased the minority ownership of its Netherlands subsidiary for approximately $2.6 million, pursuant to the terms of the original purchase agreement. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with SFAS 142.

During the second quarter of 2002 the Company recorded a non-recurring write-off of $13.2 million resulting from its decision to discontinue the development of internal-use computer software.

During the year ended December 31, 2001, approximately $2 million of capitalized costs associated with software projects abandoned were written off.

9.	SHAREHOLDERS' EQUITY

As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amount at December 31, 2003 was not material.

Stock Option Plans - The Company has three fixed option plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan allows the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2.0 million shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award shall be granted under this plan after December 31, 2005. A total of 991,828 options were outstanding under this plan as of December 31, 2003.

The 1995 Stock Option Plan for Non-Employee Directors - This plan provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the tenth annual shareholders meeting. A total of 46,000 options were outstanding under this plan as of December 31, 2003.

The 1999 Long-term Stock Incentive Plan, as amended - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan, restricting the awards to non-qualified stock options authorized by the Compensation Committee of the Board of Directors. A maximum of 5.0 million shares may be granted under this plan. No award shall be granted under this plan after December 31, 2009. A total of 1,783,474 options were outstanding under this plan as of December 31, 2003.

The following table reflects the plan activity for the years ended December 31, 2003, 2002 and 2001:

                                              For Shares         Option Prices
                                              ----------         --------------
         Outstanding, January 1, 2001          2,126,632        $  7.19 to $39.06
         Granted                                 849,917        $  1.95 to $ 2.45
         Cancelled                            (1,301,058)       $  1.95 to $26.88
                                              ----------        -----------------
         Outstanding, December 31, 2001        1,675,491        $  1.95 to $39.06
         Granted                                 591,375        $  3.05 to $ 3.39
         Cancelled                              (175,551)       $  1.95 to $18.41
                                                --------        -----------------
         Outstanding, December 31, 2002        2,091,315        $  1.95 to $39.06
         Granted                               1,072,700        $  1.76 to $ 3.36
         Exercised                              (184,341)       $  1.76 to $ 3.05
         Cancelled                              (158,372)       $  1.76 to $39.06
                                                --------        -----------------
         Outstanding, December 31, 2003        2,821,302        $  1.76 to $18.41
                                               =========        =================
The following table summarizes information for the three years ended December 31, 2003 concerning currently outstanding and exercisable options:

                                                  2003                         2002                        2001
                                    ------------------------     -----------------------     ----------------------
                                            Weighted-Average            Weighted Average           Weighted Average
                                    Shares   Exercise Price      Shares   Exercise Price     Shares  Exercise Price
                                    -------  ---------------     ------  ---------------     ------ ---------------
  Outstanding at beginning of year  2,091,315   $ 5.01        1,675,491      $ 6.05        2,126,632  $ 14.70
  Granted ......................... 1,072,700   $ 1.80          591,375      $ 3.05          849,917  $  1.96
  Exercised .......................  (184,341)  $ 2.27
  Cancelled ....................... (158,372)   $ 9.68         (175,551)     $ 8.36       (1,301,058) $ 17.52
                                    --------                   --------                   ----------
  Outstanding at end of year ...... 2,821,302   $ 3.70        2,091,315      $ 5.01        1,675,491  $  6.05
                                    =========                 =========                    =========

  Options exercisable at year end.. 1,483,287                 1,093,294                      478,413
  Weighted average fair value per
     option granted during
     the year......................     $0.81                     $0.67                        $0.89

                                                   SYSTEMAX INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     As of December 31, 2003:
          Range of                              Weighted-Average   Weighted-Average                Weighted-Average
          Exercise                Number            Remaining          Exercise         Number         Exercise
           Price                Outstanding     Contractual Life        Price        Exercisable        Price
     -----------------------    -----------     ----------------    ---------------  ------------  ---------------
     $  1.76  to $  5.00         2,152,602              8.42            $  2.15        814,587       $  2.69
     $  5.01  to $ 15.00           583,700              5.80            $  7.42        583,700       $  7.42
     $ 15.01  to $ 18.41            85,000              2.34            $ 17.62         85,000       $ 17.62
                                    ------                                              ------
     $  1.76  to $ 18.41         2,821,302              7.69            $  3.70      1,483,287       $  5.41
                                 =========                                           =========
10.	INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

Years Ended December 31                               2003        2002          2001
                                                      ----        ----          ----
    United States                                 $ 18,359      $ (6,731)    $ (10,390)
        Foreign                                    (10,661)       (2,276)       11,432
                                                   -------        ------        ------
        Total                                     $  7,698      $ (9,007)    $   1,042
                                                  ========      ========     =========
The provision (benefit) for income taxes consists of the following (in thousands):

Years Ended December 31                           2003       2002          2001
                                                  ----       ----          ----
   Current:
      Federal                                  $  5,247     $ (3,037)    $  (9,256)
      State                                         709          758          (730)
      Foreign                                     1,214        4,715         2,446
                                              ---------     --------     ---------
      Total current                               7,170        2,436        (7,540)

   Deferred:
      Federal                                     1,932       (3,800)        6,777
      State                                        (864)        (604)          585
      Foreign                                    (3,886)         929           567
                                              ---------     --------     ---------
      Total deferred                             (2,818)      (3,475)        7,929
                                              ---------     --------     ---------

      Total                                   $   4,352     $ (1,039)    $     389
                                              =========     ========     =========
Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense (benefit) and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

Years Ended December 31                                        2003       2002          2001
                                                               ----       ----          ----

Income tax (benefit) at Federal statutory rate              $2,694       $(3,152)     $   365
State and local income taxes, net of federal tax benefit       461         (111)          145
Non-deductible goodwill impairment                             900
Tax credits                                                                (906)
Foreign operating losses with no benefit provided              158          542           575
Foreign income taxed at different rates                        253          949
Change in valuation allowances                              (1,174)         288        (1,118)
Prior year assessments                                                    1,318
Other items, net                                              1,060          33           422
                                                             ------      ---------    -------
                                                             $4,352      $(1,039)     $   389
                                                             ======      =========    ========
The deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                    2003       2002
                                                                    ----       ----
    Current:
       Deductible assets..........................................$  (640)    $  (855)
       Accrued expenses and other liabilities..................... 11,069      10,700
       Non-deductible assets......................................    837         615
       Other......................................................   (436)        183
       Valuation allowances.......................................   (698)     (1,570)
                                                                   ------       -----
           Total current.......................................... 10,132       9,073
                                                                   ------       -----

    Non-current:
       Net operating loss and credit carryforwards................  9,833       4,359
       Foreign currency translation adjustments................... (1,635)      1,395
       Accelerated depreciation................................... (1,539)       (853)
       Intangible and other assets................................ 13,630      15,137
       Valuation allowances....................................... (4,616)     (4,938)
                                                                   ------       -----
           Total non-current...................................... 15,673      15,100
                                                                   ------       -----
               Total..............................................$25,805    $ 24,173
                                                                  =======    ========
The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of $13.9 million as of December 31, 2003, since these earnings are indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire from 2004 through 2008 except for carryforwards in the Netherlands and the United Kingdom, which have no expiration. In accordance with SFAS 109 "Accounting for Income Taxes", the Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state net operating loss carryforwards where it is not likely they will be realized.

The Company’s federal income tax returns for fiscal years 2000 through 2002 are currently being audited by the Internal Revenue Service. Although proposed adjustments have not been received for these years and the outcome of tax audits is always uncertain, management believes the ultimate outcome of the audit will not have a material adverse impact on the Company’s consolidated financial statements.

11.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through February 2014. The Company currently leases one facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers (see Note 5).

At December 31, 2003, the future minimum annual lease payments for related and third-party leases were as follows (in thousands):

                                                                               Related
                                                             Third Party        Party
                                             Capitalized      Operating        Operating
                                                Leases          Leases          Lease        Total
                                             -----------     -----------       ----------    ------
  2004                                              $433          $6,666           $612       $7,711
  2005                                               403           6,516            612        7,531
  2006                                               388           5,899            612        6,899
  2007                                               299           5,002            612        5,913
  2008                                               125           3,984                       4,109
  2009-2013                                                       11,031                      11,031
  2014                                                                32                          32
                                                  ------         -------         ------      -------

  Total minimum lease payments                     1,648         $39,130         $2,448      $43,226
                                                                 =======         ======      =======
  Less amount representing interest                   57
  Present value of minimum capitalized
  lease payments (including current
  portion of $405)                                $1,591
                                                  ======
Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands):

                                                                        December 31,
                                                                     2003         2002
                                                                     ----         ----
                 Furniture and fixtures,  office, computer
                     and other equipment                           $1,680         $117
                 Accumulated amortization                             123           26
                                                                      ---           --
                                                                   $1,557         $ 91
                                                                   ======         ====
Annual rent expense aggregated approximately $7,693,000, including $612,000 to related parties, for 2003, $8,164,000, including $1,071,000 to related parties, for 2002 and $7,869,000, including $1,224,000 to related parties, for 2001.

Guarantees - The Company has provided financial guarantees from time to time to a number of vendors on behalf of its 50%-owned joint venture (see Note 1) for trade obligations in the normal course of its business. The amount of such guarantees is limited to $7 million pursuant to the terms of the Company’s revolving credit agreement. As of December 31, 2003 the amount of such guarantees totaled $1.5 million. The Company has not been required to perform on any of these guarantees and, as a result, estimates that the fair value of these guarantees is minimal. Accordingly, the Company has recorded no liabilities for these guarantees at December 31, 2003.

Litigation – In August 2003 the Company entered into a settlement agreement with a software developer of a new customer order management software system that was being written for the Company’s internal use. The specific terms of the settlement agreement are confidential; however, none of the terms had a material effect on the business or the consolidated financial statements of the Company.

The Company has also been named as a defendant in other lawsuits in the normal course of its business, including those involving commercial, tax, employment and intellectual property related claims. Management of the Company, based on discussions with legal counsel, believes the ultimate resolution of these lawsuits will not have a material effect on the Company’s consolidated financial statements.

Contingency - The Company is required to collect sales tax on certain of its sales. In accordance with current laws, approximately 16% of the Company’s 2003, 2002 and 2001 domestic sales were subject to sales tax. Changes in law could require the Company to collect sales tax in additional states.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees. Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions. Aggregate expense to the Company for contributions to such plans was approximately $408,000 in 2003, $442,000 in 2002 and $482,000 in 2001.

Liabilities accrued by certain foreign entities for employee termination indemnities, determined in accordance with labor laws and labor agreements in effect in the respective country, were not material.

Foreign Exchange Risk Management - The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The Company may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice would be to minimize the impact of foreign exchange rate movements on the Company’s operating results. As of December 31, 2003, the Company had no outstanding forward exchange contracts.

Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2003 and 2002, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks and the term loan payable are considered to be representative of their respective fair values as their interest rates are based on market rates. The estimated fair value of the Company’s mortgage loan payable was $8.8 million at December 31, 2003 and 2002.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base.

12.	SEGMENT AND RELATED INFORMATION

Pursuant to SFAS 131 "Disclosure About Segments of an Enterprise and Related Information", the Company determined that it is engaged in a single reportable segment which markets and sells various business products. The Company’s product offerings include personal computers (PCs), computer related products, industrial products and office products and are monitored for sales trends and profitability in these sub-categories. Products are marketed through an integrated system of direct mail catalogs, a network of major account sales representatives and proprietary e-commerce Internet web-sites.

Financial information relating to the Company's operations by geographic area was as follows (in thousands):

                                                    Net Sales
                                 -----------------------------------------------
                                     2003              2002               2001
                                     ----              ----               ----
     North America               $1,026,233        $  963,805         $  982,615
     Europe                         631,545           587,712            564,360
                                    -------           -------            -------
     Consolidated                $1,657,778        $1,551,517         $1,546,975
                                 ==========        ==========         ==========

          Revenues are attributed to countries based on location of selling subsidiary

                                                     Long-Lived Assets
                                                     ------------------

                                             2003                           2002
                                             ----                           ----
     North America                        $ 36,571                     $   41,832
     Europe                                 32,076                         29,301
                                            ------                         ------
     Consolidated                        $  68,647                     $   71,133
                                         =========                     ==========
13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The condensed consolidated financial statements for the periods ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 have been restated as described in Note 2. A summary of the effects of the restatement is as follows (in thousands, except per share data):

 Three months ended:               March 31, 2003                     June 30, 2003
                                   --------------                     -------------
                             As Previously                     As Previously
                               Reported        As Restated        Reported        As Restated
                             --------------    -----------     -------------      ------------
 Cost of sales                     $353,983       $354,610          $325,273          $325,879
 Gross profit                       $72,478        $71,851           $63,525           $62,919
 Income (loss) from
     operations                      $8,565         $7,938            $(717)          $(1,323)
 Income (loss) before
     income taxes                    $8,351         $7,724          $(1,036)          $(1,642)
 Provision for income
     taxes                           $3,316         $3,127              $828              $646
 Net income (loss)                   $5,035         $4,597          $(1,864)          $(2,288)

 Net income (loss) per
     common share:
 Basic                                 $.15           $.13            $(.05)            $(.07)
 Diluted                               $.15           $.13            $(.05)            $(.07)

 Three months ended:                September 30, 2003                December 31, 2003
                                    ------------------                ------------------
                             As Previously                     As Previously
                               Reported        As Restated        Reported        As Restated
                             --------------    -----------     -------------      ------------

 Cost of sales                     $337,900       $338,947          $372,353          $373,309
 Gross profit                       $67,111        $66,064           $65,155           $64,199
 Income from operations              $3,561         $2,514            $1,114              $158
 Income (loss) before
     income taxes                    $3,019         $1,972              $600            $(356)
 Provision for income
     taxes                           $1,112           $798               $67            $(219)
 Net income (loss)                   $1,907         $1,174              $533            $(137)

 Net income (loss) per
     common share:
 Basic                                 $.06           $.03              $.02              $.--
 Diluted                               $.05           $.03              $.02              $.--
Quarterly financial data is as follows (in thousands, except for per share amounts):

                                              First        Second         Third         Fourth
 2003     Quarter                           Quarter        Quarter       Quarter       Quarter
 ----     -------                           -------       --------       -------        -------
 Net sales.............................. $  426,461      $ 388,798      $ 405,011     $ 437,508
 Gross profit........................... $   71,851      $  62,919      $  66,064     $  64,199
 Net income (loss)   ................... $    4,597      $  (2,288)     $   1,174     $(137)
 Net income (loss) per common share:
          Basic ........................     $ .13         $ (.07)        $ .03           $ .--
          Diluted.......................     $ .13         $ (.07)        $ .03           $ .--

                                              First        Second         Third         Fourth
 2002                                       Quarter        Quarter       Quarter        Quarter
 ----                                       -------       --------       -------        -------
 Net sales.............................. $ 412,260      $ 363,771       $ 372,139      $ 403,347
 Gross profit........................... $  73,848      $  61,939       $  62,726      $  67,075
 Net income (loss) ..................... $ (50,386)     $  (8,827)      $    (727)     $   1,001
 Net income (loss) per common share:
          Basic and diluted.............   $ (1.48)     $ (.26)         $(.02)           $ .03

                                                   * * * * * * *

EXHIBIT INDEX

Exhibit No.	Description

23	Consent of experts and counsel: Consent of Independent Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002