Form 10-K
period 2004-12-31
SYSTEMAX INC
filed 2005-04-15
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64,416,000. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

           The number of shares outstanding of the registrant's common stock as of March 31, 2005 was 34,682,718 shares.

           Documents incorporated by reference: Portions of the definitive Proxy Statement of Systemax Inc. relating to the 2005 annual meeting of stockholders are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

Part I

Part II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........11
  Item 6.  Selected Financial Data........................................................12
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of

  Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
           Disclosure.....................................................................28
  Item 9A. Controls and Procedures........................................................28

Part III
  Item 10. Directors and Executive Officers of the Registrant.............................30
  Item 11. Executive Compensation.........................................................30
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K................31

           Signatures.....................................................................35

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

Item 1. Business.

General

           Systemax is a direct marketer of brand name and private label products, including personal desktop computers (“PCs”), notebook computers, computer related products and industrial products, in North America and Europe. We assemble our own PCs and sell them under the trademarks Systemax™, Tiger® and Ultra™. In addition, we market and sell computers manufactured by other leading companies. We offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. During 2004 we also began to market our ProfitCenter Software™ suite of on-demand, web-based software applications. Computers and computer related products accounted for 92% of our net sales in 2004.

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

Recent Developments

Company Extends United States Credit Facility

           On March 17, 2005, we extended the maturity date of our $70 million revolving credit facility agreement with JP Morgan Chase Bank, N.A. and other lenders from March 31, 2005 to September 30, 2006 under substantially the same terms and conditions.

Restatement of Financial Statements

           On February 21, 2004, we announced that we would restate our previously issued consolidated financial statements for the year ended December 31, 2003 and the first three quarters of fiscal 2004, following the discovery of certain errors in accounting for inventory at our United Kingdom subsidiary. In connection with this restatement, the Company filed an amended Form 10-K for the year ended December 31, 2003 with the Securities and Exchange Commission on April 15, 2005. The consolidated financial statements included herein and all related information for the periods affected have been restated to reflect the corrections.

Employment and Restricted Stock Unit Agreements

           On October 12, 2004, we entered into an employment agreement with Gilbert Fiorentino, the Chief Executive Officer of our subsidiary, Tiger Direct, Inc., and a director of the Company. The agreement became effective as of June 1, 2004 and expires on December 31, 2013 unless terminated sooner under the terms of the agreement.

           The agreement provides for annual compensation and bonus payments. The agreement also accelerates the vesting schedule of certain options previously granted to Mr. Fiorentino. In addition, new options were granted under the Company's 1999 Long-term Stock Incentive Plan (the “1999 Plan”) for 166,667 shares, and the agreement obligates the Company to issue additional options of 166,667 shares in each of August 2005 and 2006, at the then fair market value. Options will vest in five annual cumulative installments of 20% each.

           Mr. Fiorentino also was granted, pursuant to a restricted stock unit agreement, restricted stock units under the 1999 Plan representing the right to receive a total of 1,000,000 shares of restricted stock of the Company. The grant is conditioned upon shareholder approval at the 2005 annual meeting and satisfaction of certain performance conditions based on earnings before interest, taxes and depreciation and amortization expense in fiscal 2004, which have been met. Such restricted stock units generally vest at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter.

Restructuring Activities

           We continue to address the pressures of a competitive market with the identification of opportunities for cost savings.

           In February 2004 we announced a plan to streamline the back office and warehouse operations of our computer businesses in the United States. The streamlining, which resulted in the elimination of approximately 200 jobs resulted in approximately $3.7 million (pre-tax) of severance and other restructuring costs which were reflected in our first quarter 2004 results. We expect that this streamlining plan will result in annual savings of approximately $8 million, excluding the severance and other restructuring costs recognized in fiscal 2004.

           During 2004 we implemented several cost reduction plans in Europe, including a consolidation of our United Kingdom sales offices in the first quarter of 2004, resulting in the elimination of 50 jobs.

           In early 2005, we announced that we are taking steps to increase the efficiency and profitability of our European operations, including combining certain back office operations in the United Kingdom to provide better customer service and reduce costs. These actions will result in the elimination of approximately 185 positions, which is expected to result in approximately $8.0 million in annual savings.

Rebate Program Use Investigated

           On August 10, 2004 we announced that we were cooperating in an investigation by the United States Attorney’s Office for the Southern District of Florida of one or more government employees and certain former employees of the Company of possible misuse of certain previously terminated rebate programs offered by the Company’s Dartek subsidiary. The Government has informed the Company that it is not a subject of the investigation at this time. The Audit Committee conducted a review of the aforementioned terminated rebate programs, including their potential violations of Company policies, and has reviewed other similar programs offered by the Company.

Products

           We offer more than 100,000 brand name and private label products. We endeavor to expand and keep current the breadth of our product offerings in order to fulfill the increasingly wide range of product needs of our customers.

           Computer sales include Systemax PCs complemented by offerings of other brand name PCs and notebook computers. Our computer related products include supplies such as laser printer toner cartridges and ink jet printer cartridges; media such as recordable disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; monitors; digital cameras; plasma TVs and packaged software.

           We assemble our Systemax brand PCs in our 297,000 square foot, ISO-9000-certified facility in Fletcher, Ohio. We purchase components and subassemblies from suppliers in the United States as well as overseas. Certain parts and components for our PCs are obtained from a limited group of suppliers. We also utilize licensed technology and computer software in the assembly of our PCs. For a discussion of risks associated with these licenses and suppliers, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition.”

           Our industrial products include storage equipment such as metal shelving, bins and lockers; light material handling equipment such as hand carts and hand trucks; furniture, small office machines and related supplies; and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items.

           We began to market our ProfitCenter Software™ suite of applications in 2004. ProfitCenter Software™ is a web-based application which is delivered as an on-demand service over the internet. The product helps companies automate and manage their entire customer life-cycle across multiple sales channels (internet, call center, outside salespersons, etc.).

           The table below summarizes our mix of sales by product category:

     Product Type - Years Ended December 31 (Percentage of net sales)

                                                                      2004    2003     2002
                                                                      ----    ----     ----
     Computer and Computer Related Products  ....................      92%     91%      90%
     Industrial Products ........................................       8       9%      10%
                                                                        -      --       --
     Total  .....................................................     100%    100%     100%
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

           Our sales growth continues to be supported by strong growth in sales to individual consumers, particularly through e-commerce means. To reach our consumer audience, we use methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in a cost-effective manner. We combine our use of e-commerce initiatives with catalog mailings, which generate calls to inbound sales representatives. These sales representatives use our information systems to fulfill orders and explore additional customer product needs. Sales to consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales. We have also successfully increased our sales to individual consumers by using retail outlet stores. We currently have six such retail locations in North America, which are located in or near one of our existing sales and distribution centers, thereby minimizing our operating costs. We presently plan to add two more in 2005.

           Catalogs

           We currently produce a total of 22 full-line and targeted specialty catalogs in North America and Europe under distinct titles. Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Global Computer Supplies™, Misco®, HCS Misco™, Global Industrial, ArrowStar™ and 06™. Full-line computer product catalogs offer products such as PCs, notebooks, peripherals, computer components, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. We mail catalogs to both businesses and consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-entry. Our in-house staff designs all of our catalogs. In-house catalog production helps reduce overall catalog expense and shortens catalog production time. This allows us the flexibility to alter our product offerings and pricing and to refine our catalog formats more quickly. Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies in catalog production.

           During 2004, we distributed approximately 88 million catalogs, which was 9% fewer than in the prior year. We mailed approximately 50 million catalogs in North America and approximately 38 million catalogs were distributed in Europe.

           E-commerce

           The worldwide growth in active internet users has made e-commerce a significant opportunity for growth. In 2004 we had approximately $515 million in internet-related sales, an increase of $131 million, or 34%, from 2003. E-commerce sales now represent 26.7% of total revenue, compared to 23.2% in 2003. The increase in our internet sales enables us to leverage our advertising spending, allowing us to reduce our printed catalog costs while maintaining customer contact.

           We currently operate multiple e-commerce sites, including www.systemaxpc.com, www.tigerdirect.com, www.globalcomputer.com, www.misco.co.uk, www.hcsmisco.fr, www.misco.de and www.globalindustrial.com and we continually upgrade the capabilities and performance of these web sites. Our internet sites feature on-line catalogs of thousands of products, allowing us to offer a wider variety of computer and industrial products than our printed catalogs. Our customers have around-the-clock, on-line access to purchase products and we have the ability to create targeted promotions for our customers’ interests. Many of our internet sites also permit customers to purchase “build to order” PCs configured to their own specifications.

Customer Service and Support

           We generally provide toll-free telephone number access to our customers. Certain of our domestic call centers are linked to provide telephone backup in the event of a disruption in phone service. In addition to telephone orders, we also receive orders by mail, fax, electronic data interchange and on the internet.

           Orders are fulfilled on a timely basis and are generally shipped by United Parcel Service in the United States and by similar national small package delivery services in Europe, as well as by various freight lines and local carriers. Many customers receive their orders (other than custom items, large furniture and large industrial items shipped directly by the vendor) within one or two business days of the order date as a result of the locations of our distribution centers.

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

Sales and Distribution Centers

           A large number of our products are carried in stock, and orders for such products are fulfilled directly from our distribution centers, typically on the day the order is received. We operate out of multiple sales and distribution facilities in North America and Europe. The locations of our distribution centers allow next day or second day delivery via low cost ground carriers throughout most of the United States, Canada and Western Europe. The locations of our distribution centers in Europe have enabled us to market into four additional countries with limited incremental investment. We maintain relationships with a number of large distributors in the North America and Europe that also deliver products directly to our customers.

Suppliers

           We purchase the majority of our products and components directly from manufacturers and large wholesale distributors. For the year ended December 31, 2004, Tech Data Corporation accounted for 12.2% and Ingram Micro Inc. accounted for 10.4% of our purchases. For the year ended December 31, 2003, Tech Data Corporation accounted for 14.7% and Ingram Micro Inc. accounted for 10.3% of our purchases. For the year ended December 31, 2002, Tech Data Corporation accounted for 14.7% of our purchases. The loss of either of these vendors, or any other key vendors, could have an adverse effect on us.

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

           This in-house capability provides important support to the private label offerings. Products designed include PCs, servers, furniture, ergonomic monitor support arms, printer and monitor stands, power supplies and other durable computer related products, storage racks and shelving systems, various stock and storage carts, work benches, plastic bins and shop furniture. We own the tooling for many of these products, including plastic bins, computer accessories, furniture and metal alloy monitor arms. See “Research and Development Costs” in Footnote 1 to the Consolidated Financial Statements for further information.

Competition and Other Market Factors

           Personal Computers and Computer Related Products

           The North American and European computer markets are highly competitive, with many U.S., Asian and European companies vying for market share. There are few barriers of entry to the PC market, with PCs being sold through the direct market channel, mass merchants, over the internet and by computer and office supply superstores.

           Timely introduction of new products or product features are critical elements to remaining competitive in the PC market. Other competitive factors include product performance, quality and reliability, technical support and customer service, marketing and distribution and price. Some of our competitors have stronger brand-recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than us. Additionally, our results could also be adversely affected should we be unable to maintain our technological and marketing arrangements with other companies, such as Microsoft®, Intel® and Advanced Micro Devices®.

           The North American computer related products market is highly fragmented and characterized by multiple channels of distribution including direct marketers, local and national retail computer stores, computer resellers, mass merchants, computer and office supply "superstores" and internet-based resellers. In Europe, our major competitors are regional or country-specific retail and direct-mail distribution companies and internet-based resellers.

           With conditions in the market for computer related products remaining highly competitive, continued reductions in retail prices may adversely affect our revenues and profits. Additionally, we rely in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability. There is no assurance that the rapid rate of such technological advances and product development will continue.

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

Employees

           As of December 31, 2004, we employed a total of 3,070 employees, including 2,960 full-time and 110 part-time employees, of whom 1,760 were in North America and 1,310 were in Europe.

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

Financial Information About Foreign and Domestic Operations

We conduct our business in North America (the United States and Canada) and Europe. The following sets forth our operations in those two geographic markets (in thousands):

                                            Europe              North America       Total
     2004
     -----
     Net sales                              $696,249            $1,231,586          $1,927,835
     Income (loss) from operations          $(12,489)              $35,405             $22,916
     Identifiable assets                    $170,218              $314,082            $484,300

     2003
     -----
     Net sales                              $631,545            $1,026,233          $1,657,778
     Income (loss) from operations          $(5,243)               $14,530              $9,287
     Identifiable assets                    $140,126              $306,593            $446,719

     2002
     -----
     Net sales                              $587,712              $963,805          $1,551,517
     Income (loss) from operations            $7,823             $(15,604)            $(7,781)
     Identifiable assets                    $130,651              $307,253            $437,904

Item 2. Properties.

           Our primary facilities, which are leased except where otherwise indicated, are as follows:

                                                                                Approximate    Expiration
Facility                                          Location                      Square Feet     of Lease
--------                                          --------                      -----------     --------

Headquarters, Sales and Distribution Center (1)   Port Washington, NY                86,000        2007
Sales and Distribution Center                     Suwanee, GA                       361,000       Owned
Sales and Distribution Center                     Naperville, IL                    241,000        2010
PC Assembly, Sales and Distribution Center        Fletcher, OH                      297,000       Owned
Sales and Administrative Center                   Miami, FL                          71,000        2010
Distribution Center                               Las Vegas, NV                      90,000        2010
Sales and Distribution Center                     Markham, Ontario                   22,000        2013
Sales and Distribution Center                     Verrieres le Buisson, France       48,000        2007
Sales and Distribution Center                     Frankfurt, Germany                 92,000        2013
Sales and Distribution Center                     Madrid, Spain                      38,000        (2)
Sales and Distribution Center                     Milan, Italy                      102,000        2009
Sales and Distribution Center                     Greenock, Scotland                 78,000       Owned
European Headquarters and Sales Center            Wellingborough, England            75,000       Owned
Sales Center                                      Amstelveen, Netherlands            21,000        2007
Sales and Distribution Center                     Lidkoping, Sweden                  20,000        2005
(1)	For information about this facility, leased from related parties, see Item 13 --"Certain Relationships and Related Transactions"
(2)	Terminable upon two months prior written notice.

          We also lease space for other, smaller offices and retail stores in the United States, Canada and Europe and certain additional facilities leased by the Company are subleased to others. For further information regarding our lease obligations, see Note 10 to the Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

           During the quarter ended December 31, 2004, there were no matters submitted to a vote of the Company's security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

           Systemax common stock is traded on the New York Stock Exchange under the symbol "SYX". The following table sets forth the high and low closing sales price of our common stock as reported on the New York Stock Exchange for the periods indicated.

     2004                                                         High       Low
     ----                                                         ----       ---

     First quarter.............................................  $7.95    $ 4.88
     Second quarter............................................   6.70      5.01
     Third quarter.............................................   6.68      5.32
     Fourth quarter............................................   7.34      5.65

     2003                                                         High       Low
     ----                                                         ----       ---
     First quarter.............................................  $1.99    $ 1.29
     Second quarter............................................   4.28      1.95
     Third quarter.............................................   8.45      3.47
     Fourth quarter............................................   7.78      6.49

           On April 14, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $6.92 per share. As of April 14, 2005, we had 240 shareholders of record.

           We have not paid any dividends since our initial public offering and anticipate that all of our cash provided by operations in the foreseeable future will be retained for the development and expansion of our business, and therefore do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data.

           The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the selected balance sheet data as of December 31, 2004 and 2003 is derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 31, 2002, 2001 and 2000 and the selected statement of operations data for the years ended December 31, 2001 and 2000 is derived from the audited consolidated financial statements of the Company which are not included in this report.

                                                Years Ended December 31
                                                -----------------------
                             (In  millions, except per common share data and number of catalog titles)

                                                             --------------------------------------------------------------
                                                                2004         2003         2002         2001        2000
                                                             --------------------------------------------------------------
Statement of Operations Data:
----------------------------
Net sales                                                     $1,927.8     $1,657.8     $1,551.5     $1,547.0    $1,686.1
Gross profit                                                    $290.4       $265.0       $265.6       $276.9      $209.9
Selling, general & administrative expenses                      $260.1       $251.5       $256.1       $271.6      $270.9
Restructuring and other charges                                   $7.4         $1.7        $17.3         $2.8
Income (loss) from operations                                    $22.9         $9.3       $(7.8)         $2.5     $(61.0)
Provision (benefit) for income taxes                              $7.9         $4.4       $(1.0)          $.4     $(24.5)
Income (loss) before cumulative effect of change in
   accounting principle, net of tax                              $12.6         $3.3       $(8.0)          $.7     $(40.8)
Cumulative effect of change in accounting principle, net
   of tax                                                                                $(51.0)
Net income (loss)                                                $12.6         $3.3      $(58.9)          $.7     $(40.8)
Net income (loss) per common share, basic:
Income (loss) before cumulative effect of change in
   accounting principle, net of tax                               $.37         $.10       $(.23)         $.02     $(1.19)
Cumulative effect of change in accounting principle, net
   of tax                                                                                $(1.50)
Net income (loss) per common share                                $.37         $.10      $(1.73)         $.02     $(1.19)
Net income (loss) per common share, diluted:
Income (loss) before cumulative effect of change in
   accounting principle, net of tax                               $.35         $.10       $(.23)         $.02     $(1.19)
Cumulative effect of change in accounting principle, net
   of tax                                                                                $(1.50)
Net income (loss) per common share                                $.35         $.10      $(1.73)         $.02     $(1.19)
Weighted average common shares outstanding:
Basic                                                             34.4         34.2         34.1         34.1        34.3
Diluted                                                           35.5         34.9         34.1         34.1        34.3
Selected Operating Data:
-----------------------
Orders entered                                                     5.2          4.4          4.0          4.0         3.9
Number of catalogs distributed                                      88           97          106          126         157
Number of catalog titles                                            22           30           37           38          37
Balance Sheet Data:
------------------
Working capital                                                 $160.7       $145.5       $133.3       $103.3      $106.7
Total assets                                                    $484.3       $446.7       $437.9       $454.4      $538.0
Short-term debt                                                  $16.6        $20.8        $21.2         $2.8       $48.6
Long-term debt, excluding current portion                        $17.1        $18.4        $17.5
Shareholders' equity                                            $226.5       $210.1       $201.9       $254.9      $255.7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

           We are a direct marketer of brand name and private label products, including personal desktop computers, notebook computers, computer related products and industrial products in North America and Europe. We assemble our own PCs and sell them under our own trademarks, which we believe gives us a competitive advantage. We also sell personal computers manufactured by other leading companies, such as IBM and Hewlett Packard. We offer more than 100,000 products and continuously update our product offerings to address the needs of our customers, which include large, mid-sized and small businesses, educational and government entities as well as individual consumers. Computers and computer related products account for more than 90% of our net sales, and, as a result, we are dependent on the general demand for information technology products.

           The market for computer products is subject to intense price competition and is characterized by narrow gross profit margins. Distribution of information technology products is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of leasing warehouse space, maintaining inventory and inventory management systems, and employing personnel to perform the associated tasks. We supplement our product availability by maintaining relationships with major distributors, utilizing a combination of stocking and drop-ship fulfillment.

           After poor economic and market conditions in the prior two fiscal years, we experienced improved economic conditions and increased sales and profitability in North America in the year just ended. In response to the economic conditions over those past two years, we implemented a plan in the first quarter of 2004 to streamline our United States computer business. This plan consolidated duplicative back office and warehouse operations, which we expect will result in annual savings of approximately $8 million excluding severance and other restructuring costs of approximately $3 million recognized in fiscal 2004. Economic conditions in Europe have not yet recovered and performance in those markets continues to be negatively impacted with cautious information technology spending. With evidence of a prolonged economic downturn, we took measures to align our cost structure with lower revenues and decreasing gross margins. We implemented several cost reduction plans in Europe during 2004 and, in January 2005, we announced additional actions to increase efficiency and profitability in our United Kingdom operation.

           The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, and benefits. We have made substantial reductions in our workforce and closed or consolidated several facilities over the past several years, reducing selling, general and administrative expenses from 16.5% of net sales in 2002 to 13.5% of net sales in 2004. We will continue to monitor our costs and evaluate the need for additional actions.

           The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

Results of Operations

           We had net income of $12.6 million for the year ended December 31, 2004 and $3.3 million for the year ended December 31, 2003. For the year ended December 31, 2002, we had a net loss of $58.9 million, after recording a cumulative effect of a change in accounting principle of $51 million, net of tax, to reflect the impairment of the entire carrying amount of goodwill.

           The following table represents our consolidated statement of operations data expressed as a percentage of net sales for our three most recent fiscal years:

                                                             2004       2003       2002
                                                             ----       ----       ----
     Net sales                                              100.0%     100.0%     100.0%
     Gross profit                                            15.1%      16.0%      17.1%
     Selling, general and administrative expenses            13.5%      15.2%      16.5%
     Restructuring and other charges                          0.4%       0.1%       1.1%
     Goodwill impairment                                                 0.2%
     Income (loss) from operations                            1.2%       0.6%     (0.5)%
     Interest expense                                         0.2%       0.1%       0.1%
     Provision (benefit) for income taxes                     0.4%       0.3%     (0.1)%
     Income (loss) before cumulative effect of change
       in accounting  principle, net of tax                   0.7%       0.2%     (0.5)%
     Cumulative effect of change in accounting principle,
      net of tax                                                                  (3.3)%
     Net income (loss)                                        0.7%       0.2%     (3.8)%

NET SALES

           Net sales were $1.93 billion for the year ended December 31, 2004, an increase of 16.3% from $1.66 billion for the year ended December 31, 2003. Net sales in 2004 included approximately $515 million of internet-related sales, an increase of $131 million, or 34%, from 2003. North American sales increased to $1.23 billion, a 20.0% increase from last year’s $1.03 billion. The increase in North American sales resulted primarily from continued growth in our consumer business, as reflected by the substantial increase in our internet-related sales. With the United States economy improving after several years of softness, we also had strong growth in our industrial product sales in 2004. European sales, stated in US dollars, increased 10.2% to $696.2 million for 2004 (representing 36.1% of worldwide sales) compared to $631.5 million (representing 38.1% of worldwide sales) in the year-ago period. Movements in foreign exchange rates positively impacted European sales for 2004 by approximately $70.0 million. If currency exchange rates for 2003 had prevailed in 2004, European sales would have decreased 0.8% from the prior year. Continued weakness in demand for information technology products from corporate customers in Europe and the effect of exchange rate movements on product pricing in certain European markets resulted in decreased local currency denominated sales.

           Net sales for the year ended December 31, 2003 were $1.66 billion, an increase of 6.8% from $1.55 billion for the year ended December 31, 2002. North American sales were $1.03 billion, a 6.5% increase from last year’s $963.8 million. The increase in North American sales was a result of growth in our consumer business. Continued weakness in demand for information technology products from corporate customers resulted in lower sales to those customers. European sales, in US dollars, increased 7.5% to $631.5 million for 2003 (representing 38.1% of worldwide sales) compared to $587.7 million (representing 37.9% of worldwide sales) in the year-ago period. Movements in foreign exchange rates positively impacted European sales for 2003 by approximately $81.0 million. If currency exchange rates for 2002 had prevailed in 2003, European sales would have decreased 6.3% from the prior year. Lower demand and the effect of exchange rate movements on product pricing in certain European markets resulted in decreased local currency denominated sales.

           European economies continued to weaken during 2004, which is reflected in our results. The table below reflects European sales for the three reported years as reported herein at constant (2002) exchange rates (in millions):

                                                  2004         2003          2002
                                                  ----         ----          ----
     European sales as reported                  $696.2       $631.5       $587.7
     European sales at 2002 exchange rates       $545.5       $550.6       $587.7

GROSS PROFIT

           Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $290.4 million, or 15.1% of net sales, for the year ended December 31, 2004, compared to $265.0 million or 16.0% of net sales in 2003. Our gross profit ratio declined in 2004 as a result of increased pricing pressures on our computer business both in North America and Europe. The decline was partially offset by improved margins on industrial products.

           Gross profit was $265.0 million for the year ended December 31, 2003, or 16.0% of net sales, compared to $265.6 million, or 17.1% of net sales, in 2002.  As a result of adopting Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, $14.5 million of vendor consideration was recorded as a reduction of cost of sales in 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 15.1% in 2003 compared to 17.1% in 2002. (The non-GAAP gross profit margin has been included here to provide comparability to the prior year.) The decline in the gross profit margin was due to continued pricing pressure resulting from weak market demand and response to competition and changes in the mix of products sold, as customers continue to shift to lower-priced solutions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses totaled $260.1 million, or 13.5% of net sales, in 2004, an increase of $8.7 million, or 3.4%, compared to $251.5 million, or 15.2% of net sales, in 2003. This increase resulted from approximately $10 million of increased costs in Europe resulting from the effects of changes in foreign exchange rates and $4 million of higher credit card processing fees from the higher sales volume in 2004. The increase was partially offset through restructuring actions taken, reducing our employee count in the United States and lowering salary expense and related benefit costs by $6 million in 2004.

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

RESTRUCTURING AND OTHER CHARGES

           We incurred $7.4 million of restructuring and other charges in 2004. In the first quarter of 2004 we implemented a plan to streamline the activities of our United States computer businesses’ back office and warehouse operations, resulting in the elimination of approximately 200 jobs. We incurred $3.7 million of restructuring costs associated with this plan, including $3.2 million for staff severance and benefits for terminated employees and $0.5 million of non-cash costs for impairment of the carrying value of fixed assets. We recorded $0.6 million of additional costs in 2004 related to facility exit costs for our 2003 plan to consolidate United States warehouse locations. We also implemented several cost reduction plans in Europe during 2004, including a consolidation of United Kingdom sales offices which resulted in the elimination of 50 jobs. We incurred $2.5 million of restructuring charges for facility exit costs and workforce reductions in connection with these actions and $0.5 million of additional costs resulting from adjustments to our estimates of lease and contract termination costs for our 2002 plan to consolidate our United Kingdom operations.

           In 2003, we had $1.7 million of restructuring and other charges. In the fourth quarter of 2003 we implemented a plan to consolidate the warehousing facilities in our United States computer business. We recorded $713,000 of costs related to this plan in the fourth quarter, including $233,000 of non-cash costs for impairment of the carrying value of fixed assets and $480,000 of charges for other exit costs. During the fourth quarter of fiscal 2003 we recorded $2.2 million of additional costs, net of reductions, as a charge to operations for our 2002 United Kingdom consolidation plan. These charges consisted of $1.6 million of other restructuring activities as we adjusted the original estimates of lease and contract termination costs and $600,000 of additional non-cash asset impairments, related to buildings vacated. The restructuring costs incurred in 2003 were partially offset by a $1.3 million reversal of a previously recorded liability which was no longer required as a result of our settlement of litigation with a software developer in August 2003.

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

           We recorded $17.3 million of restructuring and other charges during 2002. We implemented a plan to consolidate the activities of our three United Kingdom locations into a new facility we had constructed. We incurred $4.1 million of costs associated with the plan, including $1.9 million for recruitment, staff relocation and severance and benefits for approximately 150 terminated employees, $1.7 million of charges for other exit costs, primarily facilities closing and lease terminations, and $0.5 million of non-cash costs for impairment of the carrying value of fixed assets. During the second quarter of 2002 we recorded a non-recurring write-off of $13.2 million resulting from our decision to discontinue development of internal-use computer software.

INCOME (LOSS) FROM OPERATIONS

           We had income from operations of $22.9 million in 2004 and $9.3 million in 2003. We had a loss from operations of $7.8 million in 2002. For the year ended December 31, 2004, restructuring charges of $7.4 million were included in income from operations. Results in 2003 include restructuring and other charges of $1.7 million and a goodwill impairment charge of $2.6 million. The loss from operations in 2002 includes $17.3 million of restructuring and other charges.

           We had losses from operations in Europe for the year ended December 31, 2004 of $12.5 million and in 2003 of $5.2 million, compared to income from operations of $7.8 million in Europe in 2002. European results continued to decline as a result of decreased gross profit and increased selling, general and administrative expenses. As a result of the decline in our European profitability, in early 2005 we announced additional plans to reduce costs and increase efficiency through the elimination of approximately 185 positions in Europe, which is expected to result in approximately $8 million in annual savings.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

           Interest expense was $3.1 million in 2004, $2.3 million in 2003 and $1.7 million in 2002. Interest expense increased in 2004 as a result of increased short-term borrowings in the United Kingdom. The increased expense in 2003 resulted from increased short-term borrowings under our United Kingdom facility and a full year of interest expense on long-term obligations incurred in 2002. Interest and other income, net was $0.6 million in 2004, $0.8 million in 2003 and $0.4 million in 2002.

INCOME TAXES

           Our income tax provision was $7.9 million in 2004 and $4.4 million in 2003 and we had an income tax benefit of $1.0 million in 2002. The effective rates were 38.7% in 2004, 56.5% in 2003 and 11.5% in 2002. The tax rate in 2004 was higher than the United States statutory rate of 35% primarily due to losses in foreign jurisdictions for which we recognized no tax benefit and losses in a foreign jurisdiction where the benefit rate is lower than the rate in the United States. The effective tax rate in 2003 was adversely affected by the goodwill impairment write-off, which is not tax deducible. The mix in taxable income and losses between our U. S. and foreign operations and the expected utilization of our deferred tax assets significantly impacted the recording of the 2002 tax benefit. In 2002, we also incurred additional tax expense in connection with audit assessments in two of our foreign subsidiaries. For the years ended December 31, 2004, 2003 and 2002, we have not recognized certain foreign tax credits, certain state tax benefits on losses in the United States and certain benefits on losses in foreign tax jurisdictions due to our inability to carry such credits and losses back to prior years. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those tax credits and net operating loss carryforwards.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

           During the first half of 2002, we completed the transitional review for goodwill impairment required by SFAS 142. The review indicated that the entire carrying value of the goodwill recorded on our consolidated balance sheet was impaired as of January 1, 2002. Accordingly, we recorded a transitional impairment loss of $68 million ($51 million net of tax or a net loss per share of $1.50) as a cumulative effect of change in accounting principle in our statements of operations for the year ended December 31, 2002.

NET INCOME (LOSS)

           As a result of the above, net income for 2004 was $12.6 million, or $.37 per basic share and $.35 per diluted share, and for 2003 was $3.3 million, or $.10 per basic and diluted share. The net loss for 2002 was $58.9 million, or $1.73 per basic and diluted share.

Seasonality

           Net sales have historically been modestly weaker during the second and third quarter as a result of lower business activity during those months. The following table sets forth the net sales, gross profit and income (loss) from operations for each of the quarters since January 1, 2003 (amounts in millions).

     2003                                                 March 31      June 30      September 30      December 31
     ----                                                 --------      -------      ------------      -----------
     Net sales                                              $486         $431           $460              $551
     Percentage of year's net sales                         25.2%        22.4%          23.9%             28.5%
     Gross profit, as restated (1)                           $74          $67            $72               $77
     Income from  operations,  as restated(1)                 $5           $2             $5               $11

     2003
     ----
     Net sales                                              $426         $389           $405              $438
     Percentage of year's net sales                         25.7%        23.5%          24.4%            26.4%
     Gross profit                                            $72          $63            $66               $64
     Income (loss) from operations                            $8          $(1)            $3                $-

     (1) See Note 12 of the notes to the consolidated financial statements

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

           Our working capital was $161 million at December 31, 2004, an increase of $15 million from $146 million at the end of 2003. This was due principally to a $42 million increase in inventories, a $1 million increase in accounts receivable and a $4 million decrease in short-term borrowings offset by a $17 million increase in accounts payable, an $8 million increase in taxes payable, a $2 million increase in accrued expense and other current liabilities, a $2 million decrease in cash and a $3 million decrease in prepaid expenses and other current assets. We increased our inventories in the United States to meet the needs of our growing consumer base, as increased stock levels facilitate such sales. The inventory increase in the U.S. was partially offset by a reduction in our European inventories in response to the weakness in these markets. The increase in our accounts receivable as a percentage was less than the increase in our sales. Our North American accounts receivable decreased, as our sales growth there came primarily from consumer accounts, which are generally paid by credit card in a 2-3 day shipment-to-cash cycle. The increase in accounts receivable was attributable to Europe, as the accounts receivable stated in U.S. dollars increased as a result of changes in exchange rates. We expect that future accounts receivable and inventory balances will fluctuate with the mix of our net sales between consumer and business customers, as well as geographic regions.

           We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2004, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

           Our cash balance decreased $2.4 million to $36.3 million during the year ended December 31, 2004. Net cash provided by operating activities was $12.6 million for the year ended December 31, 2004, compared with net cash used in operating activities of $6.6 million in 2003 and net cash provided by operating activities of $4.9 million in 2002. The $19.2 million increase in cash provided by operating activities in 2004 resulted from an increase in cash provided by net income adjusted by other non-cash items, such as depreciation expense, and a decrease in cash used for changes in our working capital accounts. Cash provided by net income and other non-cash items was $30.4 million in 2004, compared to $21.9 million in 2003, and was primarily attributable to our increase in net income. The cash used for changes in our working capital accounts, which was discussed previously, was $17.8 million in 2004 compared to $28.5 million in 2003. The decrease of $11.5 million in cash provided by operations for the year ended December 31, 2003 compared to 2002 resulted from changes in our working capital accounts, which used $28.5 million in cash compared to using $16.8 million in 2002, and resulted primarily from the increase in our inventories and a decrease in accounts payable and accrued expenses. Cash provided from our net income and other non-cash items was $21.9 million in 2003, which was substantially unchanged compared to $21.6 million provided by these items in 2002.

           In 2004, $8.3 million of cash was used in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in 2004 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of two additional retail outlet stores in the United States. During 2003, $11.2 million of cash was used in investing activities, principally $8.7 million for the purchase of property, plant and equipment, and $2.6 million for the acquisition of the minority interest in our Netherlands subsidiary. The capital expenditures in 2003 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of several retail outlet stores. Cash of $14.7 million was used in investing activities in 2002. This included $15.4 million of additions to property, plant and equipment, primarily for the completion of a new facility for our United Kingdom operations. We anticipate no major capital expenditures in 2005 and will fund any capital expenditures out of cash from operations and borrowings under our credit lines.

           Net cash of $6.7 million was used in financing activities in 2004, primarily for the repayment of short and long-term borrowings. Net cash of $2.3 million was used in financing activities in 2003. Cash of $4.2 million was used to repay short and long-term obligations, which was partially offset by $1.5 million of cash provided by the issuance of capital leases and $419,000 provided by the exercise of stock options. Cash of $33.8 million was provided by financing activities in 2002 from bank borrowings and the mortgaging of our Georgia distribution facility and new United Kingdom facility.

           Under our $70 million United States secured revolving credit agreement, which expires on September 30, 2006, availability as of December 31, 2004 was $54.6 million. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of December 31, 2004. There were outstanding letters of credit of $9.1 million and there were no outstanding advances as of December 31, 2004.

           We also maintain a(pound)15 million ($28.5 million at the December 31, 2004 exchange rate, which exchange rate applies to all the other Sterling denominated amounts below) multi-currency credit facility with a financial institution in the United Kingdom, which is available to our United Kingdom subsidiaries. The facility does not have a termination date, but may be canceled by either party on six months notice. Borrowings under the facility are secured by certain assets of our United Kingdom subsidiaries. At December 31, 2004 there were(pound)5.3 million ($10.0 million) of borrowings outstanding under this line with interest payable at a rate of 5.87%.

           Our Netherlands subsidiary has a(euro)5 million ($6.7 million at the December 31, 2004 exchange rate, which exchange rate applies to all the other Euro denominated amounts below) credit facility. Borrowings under the facility are secured by the subsidiary's accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2004 there were(euro)3.5 million ($4.8 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in November 2005.

           In 2002 we entered into a(pound)6.6 million ($12.5 million), 11 1/2year term loan agreement with a United Kingdom bank, to finance the construction of a new United Kingdom facility. The borrowings are secured by the land and building and are repayable in 40 quarterly installments of(pound)165,000 ($313,000) through August 2012. The outstanding borrowings bear interest at LIBOR plus 160 basis points (5.25% at December 31, 2004). In connection with this term loan, we also entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At December 31, 2004, the notional amount of the interest rate collar was(pound)5,115,000 ($9,713,000) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005. As of December 31, 2004, the collar was in a neutral position. The change in the fair value of this derivative for the year ended December 31, 2004 has been recognized in the Consolidated Statement of Operations as this hedge was determined to be ineffective. The term loan agreement contains certain financial and other covenants related to our United Kingdom subsidiaries. As of December 31, 2004, the Company was not in compliance with the financial covenants. The Company has received the lender's agreement to issue a waiver with respect to these covenants.

           In April 2002 we entered into a ten year, $8.4 million mortgage loan on our Suwanee, Georgia distribution facility. The mortgage has monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage loan bears interest at 7.04% and is collateralized by the underlying land and building.

           We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expire at various dates through 2014. We currently lease our New York facility from an entity owned by Richard Leeds, Robert Leeds and Bruce Leeds, the Company's three principal shareholders and senior executive officers. The annual rental totals $612,000 and the lease expires in 2007. We have sublease agreements for leased space in Compton, California and Markham, Ontario. In the event the sublessees are unable to fulfill their obligations, we would be responsible for rent due under the leases. However, we expect the sublessees will fulfill their obligations under these leases.

           Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other commitments at December 31, 2004 (in thousands):

                                                                                     After
                                         2005     2006     2007     2008     2009     2009
                                         ----     ----     ----     ----     ----     ----
Contractual Obligations:
Maturities of long-term debt           $1,811   $1,817   $1,747   $1,587   $1,482  $10,466
Payments on non-cancelable
   operating leases, net of
   subleases                            8,097    7,633    7,092    5,691    5,326    6,924
Purchase commitments                    1,040      727      316       75        -        -
                                      --------  -------   ------   ------   -----    ------
Total contractual obligations         $10,948  $10,177   $9,155   $7,353   $6,808  $17,390
                                      =======   ======   ======   ======   ======  =======

Other Commitments:
  Letters of credit                    $9,102      N/A      N/A      N/A      N/A      N/A
                                       ======

           Our operating results have generated cash flow which, together with borrowings under our debt agreements, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. Our primary ongoing cash requirements will be to finance working capital, fund the payment of principal and interest on indebtedness and fund capital expenditures. We believe future cash flows from operations and availability of borrowings under our lines of credit will be sufficient to fund ongoing cash requirements.

           We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

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

A substantial portion of our inventory is subject to risk due to technological change and changes in market demand for particular products. Certain of our suppliers offer limited price protection from the loss in value of inventory and we have limited rights to return purchases to certain suppliers. The decrease or elimination of price protection or purchase returns could lower our gross margin or result in inventory write-downs. We also take advantage of attractive product pricing by making opportunistic bulk inventory purchases; any resulting excess and/or obsolete inventory that we are not able to re-sell could have an adverse impact on our results of operations. Any inability to make such bulk inventory purchases may significantly impact our sales and profitability.

•	State and local sales tax collection may affect demand for our products.

Our United States subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence or in which we believe nexus exists which obligates us to collect sales tax. Other states may, from time to time, claim that we have state-related activities constituting a sufficient nexus to require such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents. We rely, as do other direct mail retailers, on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all direct mail and/or e-commerce transactions. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.

•	We have substantial international operations and we are exposed to fluctuations in currency exchange rates and political uncertainties.

We currently have operations located in nine countries outside the United States, and non-U.S. sales (Europe and Canada) accounted for 40% of our revenue during 2004. Our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a country’s economic or political conditions and unexpected changes in regulatory requirements.

•	Our income tax rate and the value of our deferred tax assets are subject to change.

Changes in our income tax expense due to changes in the mix of U.S. and non-U.S. revenues and profitability, changes in tax rates or exposure to additional income tax liabilities could affect our profitability. We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments. The carrying value of our deferred tax assets, which are primarily in the United States and the United Kingdom, is dependent on our ability to generate future taxable income in those jurisdictions. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a tax authority could affect our profitability.

•	Business disruptions could adversely impact our revenue and financial condition.

It is our policy to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers' compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although we believe that our insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation, natural disasters and large losses could materially affect our insurance obligations and future expense.

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

We require significant levels of capital in our business to finance accounts receivable and inventory. We maintain credit facilities in the United States and in Europe to finance increases in our working capital if available cash is insufficient. The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines. Such agreements require that we satisfy certain financial and other covenants. In addition, if we are unable to renew or replace these facilities at maturity, or if we are in breach of covenants, our liquidity and capital resources may be adversely affected. However, we have no reason to believe that we will not be able to renew or replace our facilities when they reach maturity.

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

•	We may encounter risks in connection with sales of our new web-hosted software application

In 2004 we successfully introduced our web-based and hosted, on-demand software suite of products, marketed as ProfitCenter Software. We have a limited operating history with this type of product offering and may encounter risks inherent in the software industry, including but not limited to:

•	Errors or security flaws in our product
•	Technical difficulties which we can not resolve on a timely or cost-effective basis,
•	Inability to provide the level of service we commit to
•	Inability to deliver product upgrades and enhancements
•	Delays in development
•	Inability to hire and retain qualified technical personnel
•	Impact of privacy laws on the use of our product
•	Exposure to claims of infringement of intellectual property rights

•	Increased costs associated with corporate governance compliance may impact our results of operations.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by the New York Stock Exchange in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. We expect these developments, especially the impact of Section 404 of the Sarbanes-Oxley Act, to increase our legal compliance and financial reporting costs and make some activities more costly and time consuming. These developments may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, possibly making it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We presently cannot estimate the timing or magnitude of additional costs we may incur as a result; however, to the extent these costs are significant, our general and administrative expenses are likely to increase as a percentage of revenue and our results of operations will be negatively impacted.

•	In the event we are unable to satisfy regulatory requirements requiring companies to evaluate internal contros under Section 404 of the Sarbanes-Oxley Act of 2002, or if these internal controls are not effective, our business could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 will require that we evaluate and report on the effectiveness of our internal control over financial reporting and have our independent registered public accounting firm attest to such evaluation. Based on current SEC implementing regulations and assuming that we will be considered an accelerated filer in 2005 (which will be determined based on our public float at the end of our second fiscal quarter of 2005), we will be required to satisfy the Section 404 requirements beginning with our annual report for the fiscal year ending December 31, 2005. We have prepared a plan of action for compliance and we are in the process of documenting and testing our systems of internal control over financial reporting. Due to the ongoing evaluation and testing of our internal control over financial reporting we cannot be assured that significant deficiencies or material weaknesses would not be required to be reported in the future. We have already identified a number of deficiencies in our internal control over financial reporting. We are working to implement remedial measures which include enhancements to eliminate these deficiencies. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to regulatory sanctions and we might suffer a loss of public confidence in our reported financial information. Any such action could adversely affect our business and financial results.

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

Revenue Recognition. We recognize product sales when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time of product shipment under FOB shipping terms. Sales are shown net of returns and allowances, rebates and sales incentives. Reserves for estimated returns and allowances are provided when sales are recorded, based on historical experience and current trends. We recognize revenue for our software sales in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Hosting and service revenues will be recognized on a monthly basis over the terms of the contracts. Professional services and other revenues, when sold with hosting services, are recognized as the services are rendered.

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

Inventories. We value our inventories at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for excess and obsolete or unmarketable merchandise are provided based on historical experience, assumptions about future product demand and market conditions. The adequacy of these reserves are evaluated quarterly. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past.

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

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (revised 2004) (SFAS 123R), “Share-Based Payment”. SFAS 123R replaced SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R will require the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its first quarter in 2006. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is currently evaluating the available alternatives of adoption, of SFAS 123R. The Company believes the adoption of SFAS 123R will have a financial statement impact which could be significant.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. The company is currently evaluating the effect that the deduction, if any, will have in subsequent years.

In December 2004, the FASB also issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”). FSP 109-2 temporarily allows companies that are evaluating whether to repatriate foreign earnings under the Jobs Act to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company has completed its evaluation of this legislation and FSP 109-2 and will not repatriate any foreign earnings

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

           We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Sterling, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

           We have limited involvement with derivative financial instruments and do not use them for trading purposes. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2004 we had no outstanding forward exchange contracts.

           Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. In connection with our United Kingdom term loan agreement, effective April 30, 2002 we entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At December 31, 2004 the notional amount of the interest rate collar was £5.1 million ($9.7 million at the December 31, 2004 exchange rate) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005.

Item 8. Financial Statements and Supplementary Data.

           The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see Item 15 of Part IV.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

Item 9A. Controls and Procedures.

           Our management is responsible for establishing and maintaining adequate disclosure controls and internal control over financial reporting.

Disclosure Controls and Procedures

           As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.

           As previously disclosed in a Current Report on Form 8-K, which we filed on February 21, 2005, we announced that we would restate previously filed consolidated financial statements for the year ended December 31, 2003 and the first three quarters of 2004 to correct errors in accounting for inventory at our United Kingdom subsidiary. Management has concluded that the internal control deficiencies that made the restatements necessary indicate the existence of a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Based on this evaluation and due to existence of the internal control deficiencies described below, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004. The design and operation of our disclosure controls and procedures did not reduce to a relatively low level of risk the chance or chances that a material misstatement would occur and not be detected.

           As a result of a review of the subsidiary’s inventory activities for the fiscal years ended December 31, 2002, 2003 and 2004, the Company determined that the errors requiring this restatement were principally a result of changes in the way certain inventory transactions were processed and recorded and an inaccurate recording of a period end cut-off. These errors were undetected or unrecognized as a result of the following weaknesses and deficiencies in the subsidiary’s controls:

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

           Subsequent to the quarter ended December 31, 2004, we began implementing remedial measures to address the identified material weakness described above in connection with the preparation of our financial statements included in our Amendment No. 1 to Form 10-K for the year ended December 31, 2003 and in this Form 10-K for the year ended December 31, 2004. We have modified our internal procedures to more accurately identify the types of inventory transactions processed. This has been combined with additional system reporting to provide more details to enhance the inventory reconciliation process. This reconciliation process is also supported by additional management review. Additional review procedures have been implemented to test cut-off accuracy. We are continuing to monitor these processes to further improve our procedures as may be necessary.

           Our independent registered public accounting firm has issued a material weakness letter to the Company which addresses the weaknesses identified above at the Company’s United Kingdom subsidiary and, as well, addresses inadequate oversight and control activities on the part of senior management of the Company over its remote subsidiaries. These matters have been discussed in detail among management, the audit committee and our independent registered public accountants. We are in the process of addressing the latter of the items identified on an immediate and longer-term basis.

Internal Control Over Financial Reporting

           Based on current SEC implementing regulations and assuming that we will be considered an accelerated filer in 2005 (which will be determined based on our public float at the end of our second fiscal quarter of 2005), at the end of fiscal year 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require that management provide an assessment of the effectiveness of the Company’s internal control over financial reporting and that the Company’s independent registered public accounting firm will be required to audit that assessment. We are taking actions to permit timely compliance with Section 404. We are in the process of performing the system and procedures documentation, evaluation and testing for compliance with the requirements of Section 404. We have dedicated substantial time and resources to the review of our control processes and procedures, including the engagement of another independent accounting firm to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure and the number of accounting systems in use. We have not completed our assessment of our internal control over financial reporting. We have already identified a number of weaknesses which, individually or in the aggregate, may be a material weakness or weaknesses. They are as follows:

           We have identified a number of internal control deficiencies that may affect the timeliness and accuracy of recording transactions. The disparate operating and financial information systems used at certain of our locations have inherent limitations resulting in a control environment heavily reliant upon manual review procedures and adjustments. These deficiencies include inadequate or lack of systems interfaces and the preparation of numerous manual journal entries.

           We have identified internal control deficiencies in the information technology area, including, among others, the lack of program change and project management controls, inadequate segregation of duties between information technology department development and production functions, the need for formal information technology strategic planning, the need for formal documentation of information security procedures, the need for security around user rights to certain application systems and the need to implement formal help desk procedures.

           We have identified internal control deficiencies related to subsidiary ledger postings and account reconciliation processes. These deficiencies include differences between control accounts and subsidiary ledgers which require extensive manual research to reconcile, some of which can not be resolved on a timely basis.

           We have identified internal control deficiencies relating to the processing and reconciliation of intercompany transactions, including the elimination of intercompany account balances in our financial statement consolidation process.

           We have a significant amount of work to do to remediate the items we have identified. In the course of completing our evaluation and testing we may identify further deficiencies and weaknesses that will need to be addressed and remediated. We cannot be assured that we will be able to correct all such internal control deficiencies in a timely manner and may find that a material weakness or weaknesses continues to exist. As a result, management may not be able to issue a positive opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Limitations on the Effectiveness of Controls

           Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, misstatements due to error or fraud may occur and not be detected. These limitations include the circumstances that breakdowns can occur as a result of error or mistake, the exercise of judgment by individuals or that controls can be circumvented by acts of misconduct. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls Over Financial Reporting

           Our management is not aware of any changes in internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

           The information required by Item 10 of Part III is hereby incorporated by reference from the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement").

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

Item 14. Principal Accounting Fees and Services.

           The information required by Item 14 of Part III is hereby incorporated by reference from the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)	1.	The Consolidated Financial Statements of Systemax Inc.	Reference

Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets	37
Consolidated Statements of Operations	38
Consolidated Statements of Shareholders' Equity	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	41 - 52

2.	Financial Statement Schedules:

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

               Exhibit
               No.                      Description
               -------                  -----------
                   3.1              Composite Certificate of Incorporation of Registrant, as amended 9
                   3.2              By-laws of Registrant 1
                   4.1              Stockholders Agreement 2
                  10.1              Form of 1995 Long-Term Stock Incentive Plan 3*
                  10.2              Form of 1999 Long-Term Stock Incentive Plan as amended 13*
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
                  10.7              Lease  Agreement  dated  September  17, 1998  between  Tiger  Direct,  Inc. and
                                    Keystone Miami Property Holding Corp. (Miami facility)5
                  10.8              Royalty  Agreement  dated June 30, 1986 between the Company and Richard  Leeds,
                                    Bruce Leeds and Robert Leeds, and Addendum thereto1
                  10.9              Form of 1995 Stock Plan for Non-Employee Directors 3*
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
                 10.13              Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan
                                    Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as
                                    Lender and Co-Agent) with the Company and certain subsidiaries of the Company
                                    (as Borrowers), as amended, the “Chase Loan Agreement”) 7
                 10.14              Amendment No. 1, dated as of September 1, 2001, to the Chase Loan Agreement 8
                 10.15              Amendment No. 2, dated as of December 13, 2001, to the Chase Loan Agreement 9
                 10.16              Amendment No. 3, dated as of December 20, 2001, to the Chase Loan Agreement 9
                 10.17              Amendment No. 4, dated as of April 18, 2002, to the Chase Loan Agreement 10
                 10.18              Amendment No. 5, dated as of June 30, 2002, to the Chase Loan Agreement 11
                 10.19              Amendment No. 6, dated as of September 22, 2003, to the Chase Loan Agreement 14
                 10.20              Amendment No. 7, dated as of November 17, 2003, to the Chase Loan Agreement 15
                 10.21              Amendment No. 8, dated as of May 10, 2004, to the Chase Loan Agreement 15
                 10.22              Amendment No. 9, dated as of July 2, 2004, to the Chase Loan Agreement 16
                 10.23              Amendment No. 10, dated as of December 9, 2004, to the Chase Loan Agreement 18
                 10.24              Amendment No. 11, dated as of March 8, 2005, to the Chase Loan Agreement 19
                 10.25              Promissory Note of Systemax Suwanee LLC, dated as of April 18, 2002 payable to the order of New York Life Insurance Company in the original principal sum of $8,400,000 10
                 10.26              Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement,
                                    dated as of April 18, 2002 from Systemax Suwanee LLC to New York Life
                                    Insurance Company 10
                 10.27              Employment Agreement entered into on October 12, 2004 but effective as of June
                                    1, 2004 between the Company and Gilbert Fiorentino 17*
                 10.28              Restricted Stock Unit Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino 17*
                    14              Corporate Ethics Policy for Officers, Directors and Employees (revised as of
                                    March 30, 2005) 20
                    19              Specimen stock certificate of Registrant 9
                    21              Subsidiaries of the Registrant
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
                  99.3              Charter  of the  Nominating/Corporate  Governance  Committee  of the  Company's
                                    Board of Directors, as approved February 28, 200312
                  99.4              Annual CEO Certification to the New York Stock Exchange, dated March 26, 200414
*	Management contract or compensatory plan or arrangement

1	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).
2	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.
3	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).
4	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
5	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.
6	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998.
7	Incorporated herein by reference to the Company’s report on Form 8-K dated June 13, 2001
8	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.
9	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.
10	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.
11	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.
12	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.
13	Incorporated herein by reference to the Company’s report on Form 8-K dated May 20, 2003.
14	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.
15	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004.
16	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004.
17	Incorporated herein by reference to the Company's report on Form 8-K dated October 12, 2004.
18	Incorporated herein by reference to the Company's report on Form 8-K dated December 9, 2004.
19	Incorporated herein by reference to the Company's report on Form 8-K dated March 17, 2005.
20	Incorporated herein by reference to the Company's report on Form 8-K dated March 30, 2005.

          (b)      Reports on Form 8-K.

A report on Form 8-K was filed by the Company on October 18, 2004 regarding the Company’s entry an employment agreement and restricted stock unit agreement with Gilbert Fiorentino, the Chief Executive Officer of the Company’s Tiger Direct, Inc. subsidiary and a director of the Company.

A report on Form 8-K was filed by the Company on November 9, 2004 regarding the Company’s financial results for the quarterly period ended September 30, 2004 and other matters.
A report on Form 8-K was filed by the Company on December 10, 2004 regarding an amendment to the Company’s Loan and Security Agreement with JP Morgan Chase Bank and other lenders.

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

    Signature                           Title                              Date
    ---------                           -----                              ----

/s/ RICHARD LEEDS         Chairman and Chief Executive Officer        April 15, 2005
-----------------            (Principal Executive Officer)
    Richard Leeds

/s/ BRUCE LEEDS                     Vice Chairman                     April 15, 2005
---------------
    Bruce Leeds

/s/ ROBERT LEEDS                    Vice Chairman                     April 15, 2005
----------------
    Robert Leeds

/s/ STEVEN M. GOLDSCHEIN    Senior Vice President and Chief           April 15, 2005
------------------------           Financial Officer
    Steven Goldschein        (Principal Financial Officer)

/s/ MICHAEL J. SPEILLER      Vice President and Controller            April 15, 2005
-----------------------      (Principal Accounting Officer)
    Michael J. Speiller

/s/ GILBERT FIORENTINO                 Director                       April 15, 2005
----------------------
    Gilbert Fiorentino

/s/ ROBERT D. ROSENTHAL                Director                       April 15, 2005
-----------------------
    Robert D. Rosenthal

/s/ STACY DICK                         Director                       April 15, 2005
--------------
    Stacy Dick

/s/ ANN R. LEVEN                       Director                       April 15, 2005
----------------
    Ann R. Leven

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
SYSTEMAX INC.:

We have audited the accompanying consolidated balance sheets of Systemax Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Systemax Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for goodwill and other intangible assets in 2002 to conform to the Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP
New York, New York
April 13, 2005

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(IN THOUSANDS, except for share data)

                                                                                        2004            2003
                                                                                        ----            ----
ASSETS:
   CURRENT ASSETS:
      Cash and cash equivalents                                                      $36,257         $38,702
      Accounts receivable, net of allowances of $11,318 (2004) and $10,000 (2003)    153,724         152,435
      Inventories                                                                    176,227         133,905
      Prepaid expenses and other current assets                                       24,888          26,849
     Deferred income tax assets, net                                                   8,812          10,132
                                                                                    --------        --------
           Total current assets                                                      399,908         362,023

   PROPERTY, PLANT AND EQUIPMENT, net                                                 65,563          68,647
   DEFERRED INCOME TAX ASSETS, net                                                    18,268          15,673
   OTHER ASSETS                                                                          561             376
                                                                                    --------        --------

              TOTAL                                                                 $484,300        $446,719
                                                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   CURRENT LIABILITIES:
      Short-term borrowings, including current portions of long-term debt            $16,560         $20,814
       Accounts payable                                                              161,864         144,662
       Accrued expenses and other current liabilities                                 60,756          51,037
                                                                                    --------        --------
          Total current liabilities                                                  239,180         216,513
                                                                                    --------        --------

   LONG-TERM DEBT                                                                     17,099          18,353
   OTHER LIABILITIES                                                                   1,505           1,768

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
   Common stock, par value $.01 per share, authorized 150 million shares, issued
       38,231,990 shares; outstanding 34,432,799 (2004) and 34,288,068 (2003) shares     382             382
   Additional paid-in capital                                                        180,530         175,343
   Accumulated other comprehensive income, net of tax                                  4,093           1,933
   Retained earnings                                                                  91,307          78,757
   Common stock in treasury at cost - 3,799,191 (2004) and 3,943,922 (2003) shares   (44,630)        (46,330)

   Unearned restricted stock compensation                                             (5,166)              -
                                                                                    --------        --------
                        Total shareholders' equity                                   226,516         210,085
                                                                                    --------        --------

                TOTAL                                                               $484,300        $446,719
                                                                                    ========        ========

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS, except per common share amounts)

                                                                               2004             2003             2002
                                                                               ----             ----             ----
Net sales                                                                $1,927,835       $1,657,778       $1,551,517
Cost of sales                                                             1,637,452        1,392,745        1,285,929
                                                                     ---------------  ---------------  ---------------
Gross profit                                                                290,383          265,033          265,588
Selling, general and administrative expenses                                260,111          251,460          256,075
Restructuring and other charges                                               7,356            1,726           17,294
Goodwill impairment                                                                            2,560
                                                                     ---------------  ---------------  ---------------
Income (loss) from operations                                                22,916            9,287           (7,781)
Interest and other income, net                                                 (630)            (755)            (427)
Interest expense                                                              3,073            2,344            1,653
                                                                     ---------------  ---------------  ---------------
Income (loss) before income taxes                                            20,473            7,698           (9,007)
Provision (benefit) for income taxes                                          7,923            4,352           (1,039)
                                                                     ---------------  ---------------  ---------------
Income (loss) before cumulative effect of change in accounting
    principle, net of tax                                                    12,550            3,346           (7,968)
Cumulative effect of change in accounting principle, net of tax                                               (50,971)
                                                                     ---------------  ---------------  ---------------
Net income (loss)                                                           $12,550           $3,346         $(58,939)
                                                                     ===============  ===============  ===============

Net income (loss) per common share, basic:
Income (loss) before cumulative effect of change in accounting
    principle, net of tax                                                      $.37             $.10            $(.23)
Cumulative effect of change in accounting principle, net of tax                                                 (1.50)
                                                                     ---------------  ---------------  ---------------
Net income (loss)                                                              $.37             $.10           $(1.73)
                                                                     ===============  ===============  ===============

Net income (loss) per common share, diluted:
Income (loss) before cumulative effect of change in accounting
principle, net of tax                                                          $.35             $.10            $(.23)
Cumulative effect of change in accounting principle, net of tax                                                 (1.50)
                                                                     ---------------  ---------------  ---------------
Net income (loss)                                                              $.35             $.10           $(1.73)
                                                                     ===============  ===============  ===============

Weighted average common and common equivalent shares:
   Basic                                                                     34,373           34,164           34,104
                                                                     ===============  ===============  ===============
   Diluted                                                                   35,489           34,880           34,104
                                                                     ===============  ===============  ===============

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS)

                               Common Stock
                              ---------------
                               Number                              Accumulated
                                 of                                   Other                  Unearned
                               Shares         Additional          Comprehensive   Treasury  Restricted  Comprehensive
                              Outstand         Paid-in   Retained Income (Loss),   Stock,     Stock     Income (Loss),
                                ing    Amount  Capital   Earnings   Net of Tax     At Cost Compensation   Net of Tax
                              -------- ------ ---------- -------- --------------  -------- ------------ --------------

Balances, January 1, 2002       34,104   $382   $176,743 $134,350        $(8,038) $(48,489)

Change in cumulative
    translation adjustment                                                 5,908                                $5,908
Net loss                                                  (58,939)                                             (58,939)
                              -------- ------ ---------- -------- --------------  -------- ------------ --------------

Total comprehensive loss                                                                                      $(53,031)
                                                                                                        ==============

Balances, December 31, 2002     34,104    382    176,743   75,411         (2,130)  (48,489)

Change in cumulative
    translation adjustment                                                 4,063                                $4,063
Exercise of stock options          184            (1,740)                            2,159
Tax benefit of employee
    stock plans                                      340
Net income                                                  3,346                                                3,346
                              -------- ------ ---------- -------- --------------  -------- ------------ --------------

Total comprehensive income                                                                                      $7,409
                                                                                                        ==============

Balances, December 31, 2003     34,288    382    175,343   78,757          1,933   (46,330)

Change in cumulative
    translation adjustment                                                 2,160                                $2,160
Exercise of stock options          145              (741)                            1,700
Tax benefit of employee
    stock plans                                      188
Grant of restricted stock
    units                                          5,740                                        $(5,740)
Amortization of unearned
    restricted stock
    compensation                                                                                    574
Net income                                                 12,550                                               12,550
                              -------- ------ ---------- -------- --------------  -------- ------------ --------------

Total comprehensive income                                                                                     $14,170
                                                                                                        ==============
Balances, December 31, 2004     34,433   $382   $180,530  $91,307         $4,093  $(44,630)     $(5,166)
                              ======== ====== ========== ======== ==============  ======== ============

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS)

                                                                                2004            2003           2002
                                                                                ----            ----           ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                         $12,550          $3,346       $(58,939)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
       Cumulative effect of change in accounting principle, net of tax                                       50,971
       Goodwill impairment                                                                     2,560
       Loss on dispositions and abandonment                                    1,444             595         14,843
       Depreciation and amortization, net                                     11,314          13,938         13,652
       Provision for deferred income taxes                                    (3,585)         (2,818)        (3,475)
       Tax benefit of employee stock plans                                       188             340
       Provision for returns and doubtful accounts                             7,159           3,906          4,581
       Compensation expense related to equity compensation plans               1,374
   Changes in operating assets and liabilities:
       Accounts receivable                                                    (2,230)          6,182         (5,922)
       Inventories                                                           (39,936)        (30,089)        (2,644)
       Prepaid expenses and other current assets                               2,507           7,972         (8,422)
       Income taxes payable/receivable                                         8,966          (3,915)         7,755
       Accounts payable, accrued expenses and other current liabilities       12,873          (8,624)        (7,532)
                                                                          -----------     -----------   ------------
           Net cash provided by (used in) operating activities                12,624          (6,607)         4,868
                                                                          -----------     -----------   ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                               (8,583)         (8,699)       (15,367)
   Proceeds from disposals of property, plant and equipment                      247              11            635
   Purchase of minority interest                                                              (2,560)
                                                                          -----------     -----------   ------------
           Net cash used in investing activities                              (8,336)        (11,248)       (14,732)
                                                                          -----------     -----------   ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Issuance of long-term borrowings and capital lease obligations                              1,534         18,879
   Proceeds (repayments) of borrowings from banks                             (5,254)         (2,951)        15,253
   Repayments of long-term debt and capital lease obligations                 (1,768)         (1,257)          (348)
   Issuance of common stock                                                      331             419
                                                                          -----------     -----------   ------------
           Net cash provided by (used in) financing activities                (6,691)         (2,255)        33,784
                                                                          -----------     -----------   ------------

EFFECTS OF EXCHANGE RATES ON CASH                                                (42)         (4,183)         2,611
                                                                          -----------     -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,445)        (24,293)        26,531
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                 38,702          62,995         36,464
                                                                          -----------     -----------   ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                      $36,257         $38,702        $62,995
                                                                          ===========     ===========   ============

Supplemental disclosures:
       Interest paid                                                          $3,385          $2,697         $1,375
                                                                          ===========     ===========   ============
       Income taxes paid                                                      $4,676         $13,840         $5,397
                                                                          ===========     ===========   ============

Supplemental disclosures of non-cash investing and financing activities:
       Deferred stock-based compensation related to restricted unit stock
       granted                                                                $5,740               -              -
                                                                          ===========     ===========  =============

See notes to consolidated financial statements

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Systemax”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company began consolidating a 50%-owned joint venture in the first quarter of 2004 in accordance with Financial Accounting Standards Board Interpretation 46 (Revised) (“FIN 46R”), "Consolidation of Variable Interest Entities (see “Recent Accounting Pronouncements”, below). The Company previously used the equity method of accounting for this investment. The results of operations of this investee are not material to the results of operations of the Company.

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year’s presentation.

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

Fiscal Year - The Company’s fiscal year ends on December 31. The Company’s North American computer business has a 52 or 53 week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2004, 2003 and 2002 consisted of 52 weeks for this business.

Foreign Currency Translation - The financial statements of the Company’s foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for balance sheet items and average exchange rates for the statement of operations items. The translation differences are recorded as a separate component of shareholders' equity.

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

Goodwill - The cost in excess of fair value of net assets of businesses acquired is recorded in the consolidated balance sheets as “Goodwill.” In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company ceased amortization of goodwill effective January 1, 2002. The Company completed the transitional impairment analysis required under SFAS 142 during 2002, which resulted in an implied fair value of goodwill of zero. See Note 2 for the impact of the adoption of SFAS 142 on the consolidated financial statements

Evaluation of Long-lived Assets - Long-lived assets are evaluated for recoverability in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

Product Warranties - Provisions for estimated future expenses relating to product warranties for the Company’s assembled PCs are recorded as cost of sales when revenue is recognized. Liability estimates are determined based on management judgment considering such factors as the number of units sold, historical and anticipated rates of warranty claims and the likely current cost of corrective action.

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

Revenue Recognition and Accounts Receivable - The Company recognizes sales of products, including shipping revenue, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped under FOB shipping terms. Allowances for estimated subsequent customer returns, rebates and sales incentives are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales. Revenue from extended warranty and support contracts on the Company’s assembled PCs is deferred and recognized over the contract period.

We recognize revenue for our software sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Hosting and service revenues are recognized on a monthly basis over the terms of the contracts. Professional services and other revenues, when sold with hosting services, are recognized as the services are rendered.

Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns. The changes in these allowance accounts are summarized as follows (in thousands):

                                                         Years ended December 31,
                                                     2004          2003          2002
                                                     ----          ----          ----
          Balance, beginning of year              $10,000       $11,275       $11,120
          Charged to expense                        7,159         3,906         4,581
          Deductions                               (5,841)       (5,181)       (4,426)
                                                   ------        ------        ------
          Balance, end of year                    $11,318       $10,000       $11,275
                                                  =======       =======       =======
Advertising Costs - Advertising costs, consisting primarily of catalog preparation, printing and postage expenditures are amortized over the period of catalog distribution during which the benefits are expected. Advertising expenditures relating to the Company's national advertising campaign and other television advertising costs are expensed in the period the advertising takes place.

Advertising costs, net of rebates from vendors, of $43.8 million in 2004, $43.7 million in 2003 and $44.1 million in 2002 are included in the accompanying Consolidated Statements of Operations. Effective January 1, 2003 the Company adopted EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction of cost of sales unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. As a result of prospectively adopting EITF 02-16, the Company has recorded $19.2 million for the year ended December 31, 2004 and $14.5 million for the year ended December 31, 2003 of vendor consideration as a reduction of cost of sales. Adopting EITF 02-16 had no impact on income (loss) from operations, as the vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense.

Prepaid expenses at December 31, 2004 and 2003 include deferred advertising costs of $5.6 million and $4.2 million, respectively, which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Research and Development Costs - Costs incurred in connection with research and development are expensed as incurred. Such expenses were approximately $411,000 for the year ended December 31, 2004, $800,000 for the year ended December 31, 2003 and $1,036,000 for the year ended December 31, 2002.

Derivative Financial Instruments - In accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, all of the Company’s derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings (see Note 6).

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments may be used to manage exposures related to changes in foreign currency exchange rates and interest rate risk on variable rate indebtedness.

Net Income (Loss) Per Common Share - The Company calculates net income (loss) per share in accordance with SFAS 128, “Earnings Per Share”. Net income (loss) per common share-basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income (loss) per common share-diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive securities outstanding during the respective periods except in loss periods, where the effect is anti-dilutive. The dilutive effect of outstanding options issued by the Company are reflected in net income per share – diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. In 2004, 1,116,000 of equivalent common shares and in 2003, 715,000 of equivalent common shares were included for the diluted calculation. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 587,000 in 2004, 697,000 in 2003 and 1,149,000 in 2002 due to their antidilutive effect.

Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders’ Equity. Comprehensive income (loss) was $14,170,000 in 2004, $7,409,000 in 2003 and $(53,031,000) in 2002, net of tax effects on foreign currency translation adjustments of $(1,180,000) in 2004, $(3,030,000) in 2003 and $3,483,000 in 2002.

Stock-based Compensation - The Company has three stock-based compensation plans, two of which are for employees, consultants and advisors and the third of which is for non-employee directors, which are more fully described in Note 8. The Company has elected to follow the accounting provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” for stock-based compensation and to provide the pro forma disclosures required under SFAS 148, “Accounting for Stock-based Compensation – Transition and Disclosure”. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

                                                                         2004            2003             2002
                                                                         ----            ----             ----
     Net income (loss) - as reported                                  $12,550          $3,346         $(58,939)
     Stock-based employee compensation expense determined under
         fair value based method, net of related tax effects              409             544              713
                                                                       ------           -----           ------
     Pro forma net income (loss)                                      $12,141          $2,802         $(59,652)
                                                                      =======          ======         ========

     Basic net income (loss) per common share:
     Net income (loss) - as reported                                     $.37           $ .10           $(1.73)
                                                                         ====           =====           ======
     Net income (loss) - pro forma                                       $.35           $ .08           $(1.75)
                                                                         ====           =====           ======

     Diluted net income (loss) per common share:
     Net income (loss) - as reported                                     $.35           $ .10           $(1.73)
                                                                         ====           =====           ======
     Net income (loss) - pro forma                                       $.34           $ .08           $(1.75)
                                                                         ====           =====           ======
The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          2004          2003          2002
                                                          ----          ----          ----
     Expected dividend yield                                0%            0%            0%
     Risk-free interest rate                              5.5%          5.9%          5.6%
     Expected volatility                                 46.0%         76.0%         71.0%
     Expected life in years                               2.36          2.41          2.52
The weighted average contractual life of the stock options outstanding was 7.4 years at December 31, 2004, 7.7 years at December 31, 2003 and 7.8 years at December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), "Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIE”), as defined, by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In December 2003, the FASB issued FIN 46-R to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, for companies that have interests in entities that are VIEs as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. The Company has adopted FIN 46R and began consolidating a 50%-owned joint venture in the first quarter of 2004. This consolidation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R replaced SFAS 123 and superseded APB 25. SFAS 123R will require the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its first quarter in 2006. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is evaluating the available alternatives of adoption of SFAS 123R. The Company believes the adoption of SFAS 123R will have a financial statement impact which could be significant.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. The Company is currently evaluating the effect that the deduction will have, if any, in subsequent years.

In December 2004, the FASB also issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”). FSP 109-2 temporarily allows companies that are evaluating whether to repatriate foreign earnings under the Jobs Act to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company has completed its evaluation of this legislation and FSP 109-2 and will not repatriate any foreign earnings.

2.	BUSINESS COMBINATIONS AND GOODWILL

Effective January 1, 2002, the Company adopted SFAS 142 which established new accounting and reporting requirements for goodwill and other intangible assets. SFAS 142 requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. With the adoption of SFAS 142, management determined that the carrying value of the Company was impaired in an amount greater than the carrying value of goodwill at the date of adoption. As required by SFAS 142, the entire carrying value of goodwill was written off. This write-off, $68 million ($51 million or $1.50 per share, net of tax), was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Consolidated Statement of Operations for the year ended December 31, 2002. The adoption of SFAS 142 had no cash flow impact on the Company.

During the second quarter of 2003, the Company purchased the minority ownership of its Netherlands subsidiary pursuant to the terms of the original purchase agreement for approximately $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with SFAS 142.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in thousands):

                                                                                    2004      2003
                                                                                    ----      ----
     Land and buildings                                                          $48,580   $46,898
     Furniture and  fixtures, office, computer and other equipment and software   71,653    78,327
     Leasehold improvements                                                       11,187    14,010
                                                                                  ------    ------
                                                                                 131,420   139,235
     Less accumulated depreciation and amortization                               65,857    70,588
                                                                                  ------    ------
     Property, plant and equipment, net                                          $65,563   $68,647
                                                                                 =======   =======
4.	RELATED PARTY TRANSACTIONS

The Company leased one warehouse and office facility from affiliates during the year ended December 31, 2004 (see Note 10) and vacated a second warehouse and office facility leased from affiliates during 2002. Rent expense under those leases aggregated approximately $612,000 (2004), $612,000 (2003) and $1,071,000 (2002).

5.	CREDIT FACILITIES

The Company maintains a $70,000,000 revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company’s shares of stock in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on September 30, 2006. The borrowings under the agreement are subject to borrowing base limitations of up to 75% of eligible accounts receivable and up to 25% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company’s option, at the agent bank’s base rate (5.25% at December 31, 2004) plus 0.25% to 0.75% or the bank's daily LIBOR rate (4.15% at December 31, 2004) plus 2.25% to 3%. The facility also calls for a commitment fee payable quarterly in arrears of 0.5% of the average daily unused portion of the facility. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of December 31, 2004. As of December 31, 2004, availability under the agreement was $54.6 million and there were outstanding letters of credit of $9.1 million. As of December 31, 2003, availability under the agreement was $49.0 million and there were outstanding letters of credit of $8.0 million. There were no outstanding advances as of December 31, 2004 and December 31, 2003.

The Company also has a £15,000,000 ($28,484,000 at the December 31, 2004 exchange rate) multi-currency credit facility with a United Kingdom financial institution, which is available to its United Kingdom subsidiaries. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility does not have a termination date, but may be canceled with six months notice. Borrowings under the facility are secured by certain assets of the Company’s United Kingdom subsidiaries and a portion of the line is subject to a borrowing base limitation of 70% of eligible accounts receivable. At December 31, 2004 there were £5.3 million ($10.0 million) of borrowings outstanding under this line with interest payable at a rate of 5.87%. At December 31, 2003 there were £7.5 million ($13.3 million at the December 31, 2003 exchange rate) of borrowings outstanding under this line with interest payable at a rate of 5.85%.

The Company’s Netherlands subsidiary maintains a €5 million ($6.7 million at the December 31, 2004 exchange rate) credit facility with a local financial institution. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2004 there were €3.5 million ($4.8 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. At December 31, 2003 there were €4.5 million ($5.7 million at the December 31, 2003 exchange rate) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in November 2005.

The weighted average interest rate on short-term borrowings was 6.0% in 2004, 5.2% in 2003 and 6.3% in 2002.

6.	LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                                2004          2003
                                                                ----          ----
     Mortgage note payable (a)                               $ 8,012       $ 8,170
     Term loan payable (b)                                     9,713        10,338
     Capitalized equipment lease obligations                   1,185         1,591
                                                               -----         -----
                                                              18,910        20,099
     Less: current portion                                     1,811         1,746
                                                               -----         -----
                                                             $17,099       $18,353
                                                             =======       =======
(a)	Mortgage note payable. The Company has a ten year, $8.4 million mortgage loan on its Georgia distribution facility. The mortgage has monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage bears interest at 7.04% and is collateralized by the underlying land and building.

(b)	Term loan payable. The Company has a term loan agreement which was used to finance the construction of its United Kingdom facility and which is secured by the underlying land and building. The loan matures in August 2012 and is repayable in quarterly installments of(pound)165,000 ($313,000) plus interest. The outstanding borrowing bears interest at LIBOR plus 160 basis points (5.25% at December 31, 2004 and December 31, 2003). The term loan agreement also contains certain financial and other covenants related to the Company's United Kingdom subsidiaries. As of December 31, 2004, the Company was not in compliance with the financial covenants. The Company has received the lender's agreement to issue a waiver with respect to these covenants.

In connection with this term loan, the Company also entered into an interest rate collar agreement to reduce its exposure to market rate fluctuations. The collar agreement covers a period of three years, matures in the same amounts and over the same periods as the related debt and has a cap of 6.0% and a floor of 4.5%. This derivative has been designated as a cash flow hedge for accounting purposes. As of December 31, 2004, the notional amount of the interest rate collar was £5,115,000 ($9,713,000). The collar was in a neutral position as of December 31, 2004 and in a loss position of approximately $39,000 as of December 31, 2003, and, accordingly, the aggregate fair value of the collar was recorded as a liability. The changes in the fair value of this derivative for the years ended December 31, 2004, 2003 and 2002 have been recognized in the Consolidated Statement of Operations as this hedge was determined to be ineffective. The Company considers the credit risk related to the interest rate collar to be low because such instrument was entered into with a financial institution having a high credit rating and is generally settled on a net basis.

The aggregate maturities of long-term debt outstanding at December 31, 2004 are as follows (in thousands):

                               2005         2006         2007         2008         2009     After 2009
                               ----         ----         ----         ----         ----     ----------
         Maturities          $1,811       $1,817       $1,747       $1,587       $1,482        $10,466
7.	RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the years ended December 31, 2004, 2003 and 2002, management approved and implemented restructuring actions which included workforce reductions and facility consolidations. The following table summarizes the amounts recognized by the Company as restructuring and other charges for the periods presented (in thousands):

     Years ended December 31,                                 2004          2003          2002
     ------------------------                                 ----          ----          ----
     2004 United States Streamlining Plan                   $3,743
     2003 United States Warehouse Consolidation Plan           642          $713
     2002 United Kingdom Consolidation Plan                    467         2,173        $4,051
     Software development write-off                                                     13,243
     Litigation settlement on software development                        (1,272)
     Other severance and exit costs                          2,504           112             -
                                                             -----           ---        ------
     Total restructuring and other charges                  $7,356        $1,726       $17,294
                                                            ======        ======       =======
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

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of December 31, 2004 (in thousands):

                                          Severance and          Asset           Other
                                        Personnel Costs    Write-downs      Exit Costs        Total
                                        ---------------    -----------      ----------        -----
     Charged to expense in 2004                  $3,153           $483            $107       $3,743
     Amounts utilized                            (2,520)          (483)            (95)      (3,098)
                                                 ------           ----             ---       ------
     Accrued at December 31, 2004                  $633           $  -             $12         $645
                                                   ====           ====             ===         ====
2003 United States Warehouse Consolidation Plan
In the fourth quarter of 2003, the Company implemented a plan to consolidate the warehousing facilities in its United States computer supplies business. In 2004 the Company recorded $642,000 of additional exit costs related to this plan. The table below displays the activity and liability balance of the reserve for this initiative (in thousands):

                                          Severance and          Other
                                        Personnel Costs     Exit Costs        Total
                                        ---------------     ----------        -----
     Accrued at December 31, 2003                  $ 63           $650         $713
     Charged to expense in 2004                                    642          642
     Amounts utilized                               (63)          (659)        (722)
                                                    ---           ----         ----
     Accrued at December 31, 2004                   $ -           $633         $633
                                                    ===           ====         ====
2002 United Kingdom Consolidation Plan
In 2002 the Company implemented a restructuring plan to consolidate the activities of three United Kingdom locations into a new facility constructed for the Company. In the third quarter of 2004, the Company recorded additional costs related to this plan. The table below displays the activity and liability balance of the reserve for this initiative (in thousands):

                                            Other Exit Costs
                                            ----------------
       Accrued at December 31, 2003                   $2,312
       Charged to expense in 2004                        467
       Amounts utilized                               (2,028)
                                                      ------
       Accrued at December 31, 2004                     $751
                                                        ====
Other severance and exit costs
During 2004, the Company recorded $2.5 million of restructuring costs in Europe in connection with facility exit costs and workforce reductions, including a consolidation of United Kingdom sales offices in the first quarter of 2004, resulting in the elimination of 50 jobs. These costs were comprised of $1.4 million of employee severance costs and $0.7 million of other exit costs, primarily asset write-downs.

During the second quarter of 2002 the Company recorded a non-recurring write-off of $13.2 million resulting from its decision to discontinue the development of internal-use computer software.

In August 2003, the Company settled its litigation with a software developer and reversed a previously recorded liability of $1.3 million which was no longer needed (See Note 10).

8.	SHAREHOLDERS' EQUITY

As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amount at December 31, 2004 and 2003 was not material.

Stock Option Plans - The Company has three fixed option plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan allows the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2.0 million shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award shall be granted under this plan after December 31, 2005. A total of 1,590,474 options were outstanding under this plan as of December 31, 2004.

The 1995 Stock Option Plan for Non-Employee Directors - This plan provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the tenth annual shareholders meeting. A total of 52,000 options were outstanding under this plan as of December 31, 2004.

The 1999 Long-term Stock Incentive Plan, as amended("1999 Plan") - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. A maximum of 5.0 million shares may be granted under this plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. No award shall be granted under this plan after December 31, 2009. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,598,777 options were outstanding under this plan as of December 31, 2004.

The following table reflects the plan activity for the years ended December 31, 2004, 2003 and 2002:

                                                    For Shares        Option Prices
                                                    ----------        -------------
               Outstanding, January 1, 2002          1,675,491      $  1.95 to $39.06
               Granted                                 591,375      $  3.05 to $ 3.39
               Cancelled                              (175,551)     $  1.95 to $18.41
                                                      --------      -----------------
               Outstanding, December 31, 2002        2,091,315      $  1.95 to $39.06
               Granted                               1,072,700      $  1.76 to $ 3.36
               Exercised                              (184,341)     $  1.76 to $ 3.05
               Cancelled                              (158,372)     $  1.76 to $39.06
                                                      --------      -----------------
               Outstanding, December 31, 2003        2,821,302      $  1.76 to $18.41
               Granted                                 780,267      $  5.30 to $ 6.34
               Exercised                              (144,168)     $  1.76 to $ 3.05
               Cancelled                              (216,150)     $  1.76 to $18.41
                                                      --------      -----------------
               Outstanding, December 31, 2004        3,241,251      $  1.76 to $18.41
                                                     =========
The following table summarizes information for the three years ended December 31, 2004 concerning currently outstanding and exercisable options:

                                                   2004                         2003                        2002
                                         ------------------------     ------------------------    ------------------------
                                                 Weighted-Average             Weighted Average            Weighted Average
                                         Shares   Exercise Price      Shares   Exercise Price     Shares   Exercise Price
                                         ------   --------------      ------   --------------     ------   --------------
     Outstanding at beginning of year. 2,821,302     $ 3.70         2,091,315     $ 5.01        1,675,491     $ 6.05
     Granted..........................   780,267     $ 5.38         1,072,700     $ 1.80          591,375     $ 3.05
     Exercised........................  (144,168)    $ 2.28          (184,341)    $ 2.27
     Cancelled........................  (216,150)    $ 6.82          (158,372)    $ 9.68         (175,551)    $ 8.36
                                       ---------                     --------                    --------
     Outstanding at end of year....... 3,241,251     $ 3.96         2,821,302     $ 3.70        2,091,315     $ 5.01
                                       =========                    =========                   =========

     Options exercisable at year end.. 1,756,517                    1,483,287                   1,093,294
     Weighted average fair value per
        option granted during the year     $1.61                        $0.81                       $0.67
As of December 31, 2004:

     Range of                             Weighted-Average  Weighted-Average               Weighted-Average
     Exercise                   Number        Remaining         Exercise         Number        Exercise
      Price                  Outstanding  Contractual Life        Price       Exercisable        Price
     --------                -----------  ----------------  ----------------  -----------  ----------------
     $  1.76 to $  5.00        1,934,184        7.44            $  2.14        1,159,633        $  2.37
     $  5.01 to $ 15.00        1,248,967        7.68            $  6.15          538,784        $  7.17
     $ 15.01 to $ 18.41           58,100        1.46            $ 17.63           58,100        $ 17.63
                               ---------                                       ---------
     $  1.76 to $ 18.41        3,241,251        7.42            $  3.96        1,756,517        $  4.35
                               =========                                       =========
During the year ended December 31, 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee. A restricted stock unit represents the right to receive a share of the Company’s common stock. The grant is conditioned upon shareholder approval at the next annual meeting and satisfaction of certain performance conditions based on earnings before interest, taxes and depreciation and amortization expense in fiscal 2004, which have been met. The restricted stock units vest at the rate of 20% on May 31, 2005 and 10% per year on April 6, 2006 and each year thereafter. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. Compensation expense for restricted stock awards is recognized based on the intrinsic value method defined by APB 25. The total market value of the shares granted has been recorded as “Unearned Restricted Stock Compensation” and is reported as a separate component in the consolidated statements of shareholders’ equity and is being expensed over the vesting period.

9.	INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

     Years Ended December 31                    2004          2003          2002
     -----------------------                    ----          ----          ----
     United States                           $37,275       $18,359       $(6,731)
     Foreign                                 (16,802)      (10,661)       (2,276)
                                             -------       -------       -------
     Total                                   $20,473        $7,698       $(9,007)
                                             =======       =======       =======
The provision (benefit) for income taxes consists of the following (in thousands):

     Years Ended December 31                    2004          2003          2002
     -----------------------                    ----          ----          ----
     Current:
          Federal                             $9,793        $5,247       $(3,037)
          State                                  571           709           758
          Foreign                               (442)        1,214         4,715
                                               -----         -----         -----
          Total current                        9,922         7,170         2,436
                                              ------         -----         -----
     Deferred:
          Federal                                868         1,932        (3,800)
          State                                 (639)         (864)         (604)
          Foreign                             (2,228)       (3,886)          929
                                              ------        ------           ---
          Total deferred                      (1,999)       (2,818)       (3,475)
                                              ------        ------        ------

     TOTAL                                    $7,923        $4,352       $(1,039)
                                              ======        ======       =======
Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense (benefit) and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

     Years Ended December 31                               2004        2003        2002
     -----------------------                               ----        ----        ----
     Income tax (benefit) at Federal statutory rate      $7,165      $2,694     $(3,152)
     State and local income taxes (benefits), net of
         federal tax benefit                                (67)       (100)        100
     Foreign taxes in excess of U.S. rate and foreign
         losses with no benefit recognized, net           2,392         384       2,620
     Non-deductible goodwill impairment                                 900
     Tax credits                                           (599)       (660)       (906)
     Adjustment for prior year taxes                       (588)      1,311
     Other items, net                                      (380)       (177)        299
                                                           ----        ----         ---
                                                         $7,923      $4,352     $(1,039)
                                                         ======      ======     =======
The deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                 2004           2003
                                                                 ----           ----
     Current:
           Deductible assets                                    $(699)         $(640)
           Accrued expenses and other liabilities               9,143         11,069
           Non-deductible assets                                1,125            837
           Other                                                 (358)          (436)
           Valuation allowances                                  (399)          (698)
                                                                 ----           ----
               Total current                                    8,812         10,132
                                                                -----         ------

     Non-current:
           Net operating loss and credit carryforwards         17,176         18,170
           Foreign currency translation adjustments            (2,816)        (1,635)
           Accelerated depreciation                             1,622         (1,539)
           Intangible and other assets                         12,042         13,630
           Other                                                  766
           Valuation allowances                               (10,522)       (12,953)
                                                              -------        -------
               Total non-current                               18,268         15,673
                                                               ------         ------

     TOTAL                                                    $27,080        $25,805
                                                              =======        =======
The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of $11.1 million as of December 31, 2004, since these earnings are indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire from 2005 through 2019 except for carryforwards in the United Kingdom and the Netherlands, which have no expiration. In accordance with SFAS 109 “Accounting for Income Taxes”, the Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state net operating loss carryforwards where it is not likely they will be realized. During the year ended December 31, 2004 valuation allowances increased $1,240,000 as a result of additional losses incurred and decreased $3,970,000 for carryforward losses and tax credits utilized for which valuation allowances had been previously provided.

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

Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through February 2014. The Company currently leases one facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers (see Note 4).

At December 31, 2004, the future minimum annual lease payments for related and third-party leases were as follows (in thousands):

                                                            Third Party   Related Party
                                              Capitalized    Operating      Operating
                                                 Leases        Leases         Lease      Total
                                                 ------        ------         -----      -----
     2005                                          $403        $8,170          $612     $9,185
     2006                                           388         7,597           612      8,597
     2007                                           299         6,960           612      7,871
     2008                                           125         5,691                    5,816
     2009                                                       5,326                    5,326
     2010-2014                                                  6,924                    6,924
                                                 ------         -----         -----      -----

     Total minimum lease payments                 1,215        40,668        $1,836     43,719
     Less: sublease rental income                               1,741        ======      1,741
                                                               ------                   ------
     Lease obligation net of subleases                        $38,927                  $41,978
                                                              =======                  =======
     Less amount representing interest               30
                                                 ------
     Present value of minimum capitalized
     lease payments (including current
     portion of $387)                            $1,185
                                                 ======
Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands):

                                                              December 31,
                                                              ------------
                                                            2004        2003
                                                            ----        ----
        Furniture and fixtures,  office, computer
            and other equipment                           $1,680      $1,680
        Accumulated amortization                             503         123
                                                           -----       -----
                                                          $1,177      $1,557
                                                          ======      ======
Annual rent expense aggregated approximately $7,887,000, including $612,000 to related parties, for 2004, $7,693,000, including $612,000 to related parties, for 2003 and $8,164,000, including $1,071,000 to related parties, for 2002.

Litigation - In August 2003 the Company entered into a settlement agreement with a software developer of a new customer order management software system that was being written for the Company’s internal use. The specific terms of the settlement agreement are confidential; however, none of the terms had a material effect on the business or the consolidated financial statements of the Company.

The Company has also been named as a defendant in other lawsuits in the normal course of its business, including those involving commercial, tax, employment and intellectual property related claims. Based on discussions with legal counsel, management believes the ultimate resolution of these lawsuits will not have a material effect on the Company’s consolidated financial statements.

Contingency - The Company is required to collect sales tax on certain of its sales. In accordance with current laws, approximately 17% of the Company’s 2004 domestic sales and 16% of the 2003 and 2002 domestic sales were subject to sales tax. Changes in law could require the Company to collect sales tax in additional states and subject the Company to liabilities related to past sales.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees. Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions. Aggregate expense to the Company for contributions to such plans was approximately $436,000 in 2004, $408,000 in 2003 and $442,000 in 2002.

Liabilities accrued by certain foreign entities for employee termination indemnities, determined in accordance with labor laws and labor agreements in effect in the respective country, were not material.

Foreign Exchange Risk Management - The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The Company may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice would be to minimize the impact of foreign exchange rate movements on the Company’s operating results. As of December 31, 2004, the Company had no outstanding forward exchange contracts.

Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash and cash equivalents, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2004 and 2003, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks and the term loan payable are considered to be representative of their respective fair values as their interest rates are based on market rates. The estimated fair value of the Company’s mortgage loan payable was $9.0 million at December 31, 2004 and $8.8 million at December 31, 2003.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base.

11.	SEGMENT AND RELATED INFORMATION

Pursuant to SFAS 131 “Disclosure About Segments of an Enterprise and Related Information”, the Company determined that it is engaged in a single reportable segment which markets and sells various business products. The Company’s product offerings include personal computers (PCs), computer related products, industrial products and office products and are monitored for sales trends and profitability in these sub-categories. Products are marketed through an integrated system of direct mail catalogs, a network of major account sales representatives and proprietary e-commerce Internet web-sites.

Financial information relating to the Company's operations by geographic area was as follows (in thousands):

                                                    Net Sales
                                   ----------------------------------------------
                                          2004         2003           2002
                                          ----         ----           ----

     North America                 $ 1,231,586   $ 1,026,233   $   963,805
     Europe                            696,249       631,545       587,712
                                       -------       -------       -------
     Consolidated                  $ 1,927,835   $ 1,657,778   $ 1,551,517
                                   ===========   ===========   ===========
          Revenues are attributed to countries based on location of selling subsidiary.

                                          Long-Lived Assets
                                          -----------------
                                          2004         2003
                                          ----         ----
     North America                    $ 34,654     $ 36,571
     Europe                             30,909       32,076
                                        ------       ------
     Consolidated                     $ 65,563     $ 68,647
                                      ========     ========
12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Subsequent to the issuance of the Company’s financial statements in its Forms 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004, the Company discovered errors related to accounting for inventory at a subsidiary company. These errors, which related to inventories, were the result of recording errors, which had the effect of overstating inventories and income for the three months and year to date periods ended March 31, 2004, June 30, 2004 and September 30, 2004.

As a result, the condensed consolidated financial statements for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 have been restated from the amounts previously reported to properly reflect these items. A summary of the effects of the restatement is as follows (in thousands, except per share data):

Three months ended:                March 31, 2004                   June 30, 2004                  September 30, 2004
                                   --------------                   -------------                  ------------------
                            As Previously                    As Previously                    As Previously
                              Reported       As Restated       Reported       As Restated       Reported       As Restated
                              --------       -----------       --------       -----------       --------       -----------
Cost of sales                 $410,916         $411,597        $363,172         $363,854        $387,047         $387,786
Gross profit                   $74,820          $74,139         $67,818          $67,136         $73,224          $72,485
Income from operations          $5,203           $4,522          $2,744           $2,062          $5,782           $5,043
Income before income taxes      $4,556           $3,875          $2,318           $1,636          $5,067           $4,328
Provision for income taxes      $2,144           $1,940          $1,647           $1,441          $2,375           $2,155
Net income                      $2,412           $1,935            $671             $195          $2,692           $2,173

Net income per common share:
Basic                             $.07             $.06            $.02             $.01            $.08             $.06
Diluted                           $.07             $.05            $.02             $.01            $.08             $.06
Quarterly financial data is as follows (in thousands, except for per share amounts):

                                             First Quarter     Second Quarter    Third Quarter  Fourth Quarter
     2004:                                      (As restated)     (As restated)  (As restated)
     Net Sales                                       $485,736          $430,990       $460,271         $550,838
     Gross profit                                     $74,139           $67,136        $72,485          $76,623
     Net income                                        $1,935              $195         $2,173           $8,247
     Net income per common share:
           Basic                                         $.06              $.01           $.06             $.24
           Diluted                                       $.05              $.01           $.06             $.23

     2003:
     Net Sales                                       $426,461          $388,798       $405,011         $437,508
     Gross profit                                     $71,851           $62,919        $66,064          $64,199
     Net income (loss)                                 $4,597           $(2,288)        $1,174            $(137)
     Net income (loss) per common share:
           Basic                                         $.13             $(.07)          $.03             $.--
           Diluted                                       $.13             $(.07)          $.03             $.--

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Registrant
23	Consent of experts and counsel: Consent of Independent Public Accountants
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002