Form 10-K/A
period 2004-12-31
SYSTEMAX INC
filed 2005-11-22
CIK 945114

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, which is the last business day of the registrant's most recently completed second fiscal quarter, was approximately $64,416,000. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

          The number of shares outstanding of the registrant's common stock as of March 31, 2005 was 34,682,718 shares.

           Documents incorporated by reference: Portions of the definitive Proxy Statement of Systemax Inc. relating to the 2005 annual meeting of stockholders are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This Form 10-K/A is filed to amend the Annual Report on Form 10-K of Systemax Inc. (the "Company") for the year ended December 31, 2004 (the "Original Form 10-K") to reflect the restatement of the Company's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and to restate the Selected Financial Data and make conforming changes to Item 1. The restatement is described in Note 2 to the Consolidated Financial Statements accompanying this amendment. In addition, this amendment to our Annual Report on Form 10-K includes amendments to Item 7, the Management's Discussion and Analysis section. Item 2 of Part 1 was also changed to correct a typographical error.

Except as expressly noted otherwise, this amendment only makes changes to Items 1 and 2 of Part I, Items 6, 7, 7A and 9A of Part II and Item 15 of Part IV. We have, however, included the Form 10-K in its entirety (other than exhibits) for the convenience of the reader. This report continues to speak as of the date of the Original Form 10-K (filed on April 15, 2005) and we have not updated the disclosures in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Form 10-K that might have been reflected in this report if they had taken place prior to the filing of the Original Form 10-K. All information contained in this report is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

TABLE OF CONTENTS

Part I
Forward Looking Statement	3

Item 1.	Business
     General
     Available Information
     Recent Developments
     Products
     Sales and Marketing
     Customer Service and Support
     Sales and Distribution Centers
     Suppliers
     Research and Development
     Competition and Other Market Factors
     Employees
     Environmental Matters
Financial Information About Foreign and Domestic Operations	3 3 4 4 5 6 8 8 8 9 9 10 10 10
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32

Part III
Item 10.	Directors and Executive Officers of the Registrant	35
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions	35
Item 14.	Principal Accounting Fees and Services	35
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	36
Signatures	40

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

           Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences.

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

Available Information

          We maintain an internet web site at www.systemax.com. We file reports with the Securities and Exchange Commission ("SEC") and make available free of charge on or through this web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports. These are available as soon as is reasonably practicable after they are filed with the SEC. All reports mentioned above are also available from the SEC's web site (www.sec.gov). The information on our web site is not part of this or any other report we file with, or furnish to, the SEC.

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

          The agreement provides for annual compensation and bonus payments. The agreement also accelerates the vesting schedule of certain options previously granted to Mr. Fiorentino. In addition, new options were granted under the Company's 1999 Long-term Stock Incentive Plan (the "1999 Plan") for 166,667 shares, and the agreement obligates the Company to issue additional options of 166,667 shares in each of August 2005 and 2006, at the then fair market value. Options will vest in five annual cumulative installments of 20% each.

           Mr. Fiorentino also was granted, pursuant to a restricted stock unit agreement, restricted stock units under the 1999 Plan representing the right to receive a total of 1,000,000 shares of restricted stock of the Company. The grant is conditioned upon shareholder approval at the 2005 annual meeting (which approval has been assured as a result of a concurrent signed agreement whereby the Company's three controlling shareholders agreed to vote for approval) and satisfaction of certain performance conditions based on earnings before interest, taxes and depreciation and amortization expense in fiscal 2004, which have been met. Such restricted stock units generally vest at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter.

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

Rebate Program Use Investigated

          On August 10, 2004 we announced that we were cooperating in an investigation by the United States Attorney's Office for the Southern District of Florida of one or more government employees and certain former employees of the Company of possible misuse of certain previously terminated rebate programs offered by the Company's Dartek subsidiary. The Government has informed the Company that it is not a subject of the investigation at this time. The Audit Committee conducted a review of the aforementioned terminated rebate programs, including their potential violations of Company policies, and has reviewed other similar programs offered by the Company.

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

          We assemble our Systemax brand PCs in our 297,000 square foot, ISO-9000-certified facility in Fletcher, Ohio. We purchase components and subassemblies from suppliers in the United States as well as overseas. Certain parts and components for our PCs are obtained from a limited group of suppliers. We also utilize licensed technology and computer software in the assembly of our PCs. For a discussion of risks associated with these licenses and suppliers, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition."

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

          The table below summarizes our mix of sales by product category:

           Product Type - Years Ended December 31 (Percentage of net sales)

                                                           2004       2003        2002
                                                           ----       ----        ----
         Computer and computer related products             92%        92%         91%
         Industrial products                                 8%         8%          9%
                                                             --         --          --
         Total                                             100%       100%        100%
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

          We have established an integrated three-pronged system of direct marketing to business customers, consisting of relationship marketers, catalog mailings and propriety internet web sites, designed to maximize sales. Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain of historical purchasing patterns, our relationship marketers are prompted with product suggestions to expand customer order values. In the United States, we also have the ability to provide such customers with electronic data interchange ("EDI") ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers' efforts are supported by frequent catalog mailings and e-mail campaigns designed to generate inbound telephone sales, and our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of these three marketing methods enables us to more thoroughly penetrate our business and government customer base. Increased internet exposure can lead to more internet–related sales and can also generate more inbound telephone sales; just as catalog mailings which feature our websites can result in greater internet-related sales.

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

          We currently operate multiple e-commerce sites, including www.systemaxpc.com, www.tigerdirect.com, www.globalcomputer.com, www.misco.co.uk, www.hcsmisco.fr, www.misco.de and www.globalindustrial.com and we continually upgrade the capabilities and performance of these web sites. Our internet sites feature on-line catalogs of thousands of products, allowing us to offer a wider variety of computer and industrial products than our printed catalogs. Our customers have around-the-clock, on-line access to purchase products and we have the ability to create targeted promotions for our customers' interests. Many of our internet sites also permit customers to purchase "build to order" PCs configured to their own specifications.

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

Financial Information About Foreign and Domestic Operations

We conduct our business in North America (the United States and Canada) and Europe. The following sets forth our operations in those two geographic markets (in thousands):

                                             Europe           North America            Total
     2004
     ----
     Net sales                                $695,695            $1,232,452          $1,928,147
     Income (loss) from operations            $(12,376)              $31,375             $18,999
     Identifiable assets                      $169,912              $313,284            $483,196

     2003
     ----
     Net sales                                $631,048            $1,024,688          $1,655,736
     Income (loss) from operations            $(5,251)               $14,401              $9,150
     Identifiable assets                      $140,319              $304,941            $445,260

     2002
     ----
     Net sales                                $587,681              $964,255          $1,551,936
     Income (loss) from operations              $7,795              $(14,820)            $(7,025)
     Identifiable assets                      $130,241              $306,346            $436,587

Item 2. Properties.

Our primary facilities, which are leased except where otherwise indicated, are as follows:

Facility                                        Location                     Approximate  Expiration
--------                                        --------                     -----------  ----------
                                                                             Square Feet   of Lease
                                                                             -----------   --------
Headquarters, Sales and Distribution Center(1)  Port Washington, NY              86,000      2007

Sales and Distribution Center                   Suwanee, GA                     361,000     Owned

Sales and Distribution Center                   Naperville, IL                  241,000      2010

PC Assembly, Sales and Distribution Center      Fletcher, OH                    297,000     Owned

Sales and Administrative Center                 Miami, FL                        71,000      2010

Distribution Center                             Las Vegas, NV                    90,000      2010

Sales and Distribution Center                   Markham, Ontario                 22,000      2013

Sales and Distribution Center                   Verrieres le Buisson, France     48,000      2007

Sales and Distribution Center                   Frankfurt, Germany               92,000      2013

Sales and Distribution Center                   Madrid, Spain                    38,000      (2)

Sales and Distribution Center                   Milan, Italy                    102,000      2009

Sales and Distribution Center                   Greenock, Scotland               78,000     Owned

European Headquarters and Sales Center          Wellingborough, England          75,000     Owned

Sales Center                                    Amstelveen, Netherlands          21,000      2007

Sales and Distribution Center                   Lidkoping, Sweden                20,000      2005
(1)	For information about this facility, leased from related parties, see Item 13 --"Certain Relationships and Related Transactions"

(2)	Terminable upon two months prior written notice.

We also lease space for other, smaller offices and retail stores in the United States, Canada and Europe and certain additional facilities leased by the Company are subleased to others. For further information regarding our lease obligations, see Note 10 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

           Systemax is a party to various pending legal proceedings and disputes arising in the normal course of business, including those involving commercial, employment, tax and intellectual property related claims, none of which, in management's opinion, is anticipated to have a material adverse effect on our consolidated financial statements.

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

              2004                                       High            Low
              ----                                       ----            ---
              First quarter.......................      $7.95          $4.88
              Second quarter......................       6.70           5.01
              Third quarter.......................       6.68           5.32
              Fourth quarter......................       7.34           5.65

              2003                                       High            Low
              ----                                       ----            ---
              First quarter.......................      $1.99          $1.29
              Second quarter......................       4.28           1.95
              Third quarter.......................       8.45           3.47
              Fourth quarter......................       7.78           6.49

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

Item 6. Selected Financial Data.

          The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the selected balance sheet data as of December 31, 2004 and 2003 are derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 31, 2002, 2001 and 2000 and the selected statement of operations data for the years ended December 31, 2001 and 2000 are derived from the audited consolidated financial statements of the Company which are not included in this report.

                                                                                 Years Ended December 31*
                                                                                 ------------------------
                                                                  (In millions, except per common share data and number
                                                                                    of catalog titles)
                                                                  -----------------------------------------------------
                                                                      2004      2003      2002      2001        2000
                                                                  -----------------------------------------------------
Statement of Operations Data:
----------------------------

Net sales                                                            $1,928.1  $1,655.7  $1,551.9  $1,550.8   $1,690.3

Gross profit                                                           $286.5    $264.9    $266.3    $275.7     $211.9

Selling, general & administrative expenses                             $260.1    $251.5    $256.1    $271.6     $270.9

Restructuring and other charges                                          $7.4      $1.7     $17.3      $2.8          -

Income (loss) from operations                                           $19.0      $9.2    $(7.0)      $2.5    $(59.0)

Provision (benefit) for income taxes                                     $6.4      $4.4    $(0.8)     $(.1)    $(23.5)

Income (loss) before cumulative effect of change in accounting
   principle, net of tax                                                $10.2      $3.2    $(7.4)         -    $(39.7)

Cumulative effect of change in accounting principle, net of tax             -         -   $(51.0)         -          -

Net income (loss)                                                       $10.2      $3.2   $(58.4)         -    $(39.7)

Net income (loss) per common share, basic:

Income (loss) before cumulative effect of change in accounting
   principle, net of tax                                                 $.30      $.09    $(.21)         -    $(1.16)

Cumulative effect of change in accounting principle, net of tax             -         -   $(1.50)         -          -

Net income (loss) per common share                                       $.30      $.09   $(1.71)         -    $(1.16)

Net income (loss) per common share, diluted:

Income (loss) before cumulative effect of change in accounting
   principle, net of tax                                                 $.29      $.09    $(.21)         -    $(1.16)

Cumulative effect of change in accounting principle, net of tax             -         -   $(1.50)         -          -

Net income (loss) per common share                                       $.29      $.09   $(1.71)         -    $(1.16)

Weighted average common shares outstanding:

Basic                                                                    34.4      34.2      34.1      34.1       34.3

Diluted                                                                  35.5      34.9      34.1      34.1       34.3

Selected Operating Data:
-----------------------

Orders entered                                                            5.2       4.4       4.0       4.0        3.9

Number of catalogs distributed                                             88        97       106       126        157

Number of catalog titles                                                   22        30        37        38         37

Balance Sheet Data:
------------------

Working capital                                                        $148.0    $144.1    $132.0    $101.5     $105.6

Total assets                                                           $483.2    $445.3    $436.6    $452.6     $536.9

Short-term debt                                                         $25.0     $20.8     $21.2      $2.8      $48.6

Long-term debt, excluding current portion                                $8.6     $18.4     $17.5         -          -

Shareholders' equity                                                   $222.6    $208.6    $200.6    $253.1     $254.6
*	Restated as described in Note 2 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously Issued Financial Statements

           On May 11, 2005 we announced that we would restate our previously issued financial statements for the year ended December 31, 2004 as a result of errors discovered in the accounting for inventory at our Tiger Direct, Inc. subsidiary. This discussion and analysis of our results of operations and financial condition gives effect to the restatement described in Note 2 to the consolidated financial statements.

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

           After poor economic and market conditions in the prior two fiscal years, we experienced improved economic conditions and increased sales and profitability in North America in 2004. In response to the economic conditions over those past two years, we implemented a plan in the first quarter of 2004 to streamline our United States computer business. This plan consolidated duplicative back office and warehouse operations, which we expect will result in annual savings of approximately $8 million excluding severance and other restructuring costs of approximately $3 million recognized in fiscal 2004. Economic conditions in Europe have not yet recovered and performance in those markets continues to be negatively impacted with reduced information technology spending. With evidence of a prolonged economic downturn, we took measures to align our cost structure with expected potentially lower revenues and decreasing gross margins. We implemented several cost reduction plans in Europe during 2004 and, in January 2005, we announced additional actions to increase efficiency and profitability in our United Kingdom operation.

           The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, and employee benefits. We have made substantial reductions in our workforce and closed or consolidated several facilities over the past several years. This resulted in reducing selling, general and administrative expenses from 16.5% of net sales in 2002 to 13.5% of net sales in 2004. We will continue to monitor our costs and evaluate the need for additional actions.

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

Results of Operations

          We had net income of $10.2 million for the year ended December 31, 2004 and $3.2 million for the year ended December 31, 2003. For the year ended December 31, 2002, we had a net loss of $58.4 million, after recording a cumulative effect of a change in accounting principle of $51 million, net of tax, to reflect the impairment of the entire carrying amount of goodwill.

          The following table represents our consolidated statement of operations data expressed as a percentage of net sales for our three most recent fiscal years:

                                                                         2004       2003       2002
                                                                         ----       ----       ----
  Net sales                                                            100.0%     100.0%     100.0%
  Gross profit                                                          14.9%      16.0%      17.2%
  Selling, general and administrative expenses                          13.5%      15.2%      16.5%
  Restructuring and other charges                                        0.4%       0.1%       1.1%
  Goodwill impairment                                                               0.2%
  Income (loss) from operations                                          1.0%       0.6%     (0.5)%
  Interest expense                                                       0.2%       0.1%       0.1%
  Provision (benefit) for income taxes                                   0.3%       0.3%     (0.1)%
  Income (loss) before cumulative effect of change in accounting
    principle, net of tax                                                0.5%       0.2%     (0.5)%
  Cumulative effect of change in accounting principle, net of tax                            (3.3)%
  Net income (loss)                                                      0.5%       0.2%     (3.8)%

NET SALES

           Net sales were $1.93 billion for the year ended December 31, 2004, an increase of 16.5% from $1.66 billion for the year ended December 31, 2003. Net sales in 2004 included approximately $515 million of internet-related sales, an increase of $131 million, or 34%, from 2003. North American sales increased to $1.23 billion, a 20.3% increase from last year's $1.02 billion. The increase in North American sales resulted primarily from growth in both our computer and computer-related products and our industrial products. Sales of computer and computer-related products increased 21.1% to $1.08 billion from $893 million in 2003. This increase was largely a result of our successful internet-based marketing initiatives directed primarily at our consumer customers and reflected by an increase in our internet-related sales of approximately $109 million. Although our internet-related sales are not exclusively made to consumers, we believe that a large majority of these sales are made to consumers. With the United States economy improving after several years of softness, we also had strong growth in our industrial product sales in 2004. Sales of industrial products increased 14.9% to $151.6 million from $131.9 million last year, representing 9% of the overall increase in North American sales. European sales, stated in US dollars, increased 10.2% to $695.7 million for 2004 (representing 36.1% of worldwide sales) compared to $631.0 million (representing 38.1% of worldwide sales) in the year-ago period. Movements in foreign exchange rates positively impacted European sales for 2004 by approximately $70.0 million. If currency exchange rates for 2003 had prevailed in 2004, however, European sales would have decreased 1.1% from the prior year. Continued weakness in demand for information technology products from business customers in Europe and the effect of exchange rate movements on product pricing in certain European markets for products whose cost is U.S. dollar based, resulted in decreased local currency denominated sales.

           As European economies continued to weaken during 2004, our sales as measured in local currencies declined. The table below reflects European sales for the three years as reported in this report at then-current exchange rates and at constant (2002) exchange rates (in millions):

                                                      2004         2003        2002
                                                      ----         ----        ----
       European sales as reported                    $695.7       $631.0     $587.7
       European sales at 2002 exchange rates         $545.1       $550.2     $587.7

          Net sales for the year ended December 31, 2003 were $1.66 billion, an increase of 6.7% from $1.55 billion for the year ended December 31, 2002. North American sales were $1.02 billion, a 6.3% increase from last year's $964.3 million. The increase in North American sales was a result of growth in sales of computer and computer-related products to $893 million for the year ended December 31, 2003 from $827 million in 2002. The increase is attributable to successful internet-based marketing initiatives, which resulted in increased internet-related sales of approximately $113 million. We believe that the increase in internet sales comes primarily from consumer customers' increased use of the internet for e-commerce, and that continued weakness in demand for information technology products from business customers resulted in lower sales to those customers. Sales of industrial products decreased 4.0% in 2003 to $131.9 million from $137.5 million in the prior year. European sales, in US dollars, increased 7.4% to $631.0 million for 2003 (representing 38.1% of worldwide sales) compared to $587.7 million (representing 37.9% of worldwide sales) in the year-ago period. Movements in foreign exchange rates positively impacted European sales for 2003 by approximately $81.0 million. If currency exchange rates for 2002 had prevailed in 2003, however, European sales would have decreased 6.3% from the prior year. Lower demand and the effect of exchange rate movements on product pricing in certain European markets for products whose cost is U.S. dollar based, resulted in decreased local currency denominated sales.

GROSS PROFIT

           Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $286.5 million, or 14.9% of net sales, for the year ended December 31, 2004, compared to $264.9 million or 16.0% of net sales in 2003. Our gross profit ratio declined in 2004 as a result of increased pricing pressures on our computer business both in North America and Europe. The decline was partially offset by improved margins on industrial products.

           Gross profit was $264.9 million for the year ended December 31, 2003, or 16.0% of net sales, compared to $266.3 million, or 17.2% of net sales, in 2002.  As a result of adopting Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor", $14.5 million of vendor consideration was recorded as a reduction of cost of sales in 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 15.1% in 2003 compared to 17.2% in 2002. (The non-GAAP gross profit margin has been included here to provide comparability to the prior year.) The decline in the gross profit margin was due to continued pricing pressure resulting from weak market demand and response to competition and changes in the mix of products sold, as customers continue to shift to lower-priced solutions.

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

           Selling, general and administrative expenses for 2003 were $251.5 million compared to $256.1 million in 2002, a net decrease of $4.6 million or 1.8%. The decrease was realized in our North American operations and included decreased television advertising spending related to sales of the Company's PCs. In addition, as a result of increased internet sales, we were able to leverage our total advertising spending and reduce our other advertising expenses by reducing the number of catalogs we mailed. These decreases were partially offset by approximately $13 million of increased costs in Europe resulting from the effects of changes in foreign exchange rates and the effects of the adoption of EITF 02-16. The adoption of EITF 02-16 resulted in the reclassification of $14.5 million of vendor consideration as a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. As a percentage of sales, selling, general and administrative expenses were 15.2% (14.3% on a non-GAAP basis before the adoption of EITF 02-16) compared to 16.5% in the year-ago period.

RESTRUCTURING AND OTHER CHARGES

           We incurred $7.4 million of restructuring and other charges in 2004. In the first quarter of 2004 we implemented a plan to streamline the activities of our United States computer businesses' back office and warehouse operations, resulting in the elimination of approximately 200 jobs. We incurred $3.7 million of restructuring costs associated with this plan, including $3.2 million for staff severance and benefits for terminated employees and $0.5 million of non-cash costs for impairment of the carrying value of fixed assets. We recorded $0.6 million of additional costs in 2004 related to facility exit costs for our 2003 plan to consolidate United States warehouse locations. We also implemented several cost reduction plans in Europe during 2004, including a consolidation of United Kingdom sales offices which resulted in the elimination of 50 jobs. We incurred $2.5 million of restructuring charges for facility exit costs and workforce reductions in connection with these actions and $0.5 million of additional costs resulting from adjustments to our estimates of lease and contract termination costs for our 2002 plan to consolidate our United Kingdom operations.

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

INCOME (LOSS) FROM OPERATIONS

          We had income from operations of $19.0 million in 2004 and $9.2 million in 2003. We had a loss from operations of $7.0 million in 2002. For the year ended December 31, 2004, restructuring charges of $7.4 million were included in income from operations. Results in 2003 include restructuring and other charges of $1.7 million and a goodwill impairment charge of $2.6 million. The loss from operations in 2002 includes $17.3 million of restructuring and other charges.

          We had losses from operations in Europe for the year ended December 31, 2004 of $12.4 million and in 2003 of $5.3 million, compared to income from operations of $7.8 million in Europe in 2002. European results continued to decline as a result of decreased gross profit and increased selling, general and administrative expenses. As a result of the decline in our European profitability, in early 2005 we announced additional plans to reduce costs and increase efficiency through the elimination of approximately 185 positions in Europe, which is expected to result in approximately $8 million in annual savings, excluding severance and other restructuring costs to be recognized in fiscal 2005.

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

INCOME TAXES

           Our income tax provision was $6.4 million in 2004 and $4.4 million in 2003 and we had an income tax benefit of $0.8 million in 2002. The effective rates were 38.5% in 2004, 57.6% in 2003 and 9.8% in 2002. The tax rate in 2004 was higher than the United States statutory rate of 35% primarily due to losses in foreign jurisdictions for which we recognized no tax benefit and losses in a foreign jurisdiction where the benefit rate is lower than the rate in the United States. The effective tax rate in 2003 was adversely affected by the goodwill impairment write-off, which is not tax deducible. State and local taxes in the United States did not increase the effective tax rates in 2004 or 2003 as a result of the utilization of carryforward losses for which valuation allowances were previously provided. The mix in taxable income and losses between our U. S. and foreign operations and the expected utilization of our deferred tax assets significantly impacted the recording of the 2002 tax benefit. In 2002, we also incurred additional tax expense in connection with audit assessments in two of our foreign subsidiaries. For the years ended December 31, 2004, 2003 and 2002, we have not recognized certain foreign tax credits, certain state tax benefits on losses in the United States and certain benefits on losses in foreign tax jurisdictions due to our inability to carry such credits and losses back to prior years. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those tax credits and net operating loss carryforwards.

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

NET INCOME (LOSS)

           As a result of the above, net income for 2004 was $10.2 million, or $.30 per basic share and $.29 per diluted share, and for 2003 was $3.2 million, or $.09 per basic and diluted share. The net loss for 2002 was $58.4 million, or $1.71 per basic and diluted share.

Seasonality

           Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The following table sets forth the net sales, gross profit and income (loss) from operations for each of the quarters since January 1, 2003 (amounts in millions).

                                            March 31     June 30     September 30     December 31
                                            --------     -------     ------------     -----------
     2004
     ----
     Net sales                                  $485        $433             $458            $552
     Percentage of year's net sales            25.1%       22.5%            23.8%           28.6%
     Gross profit                                $76         $68              $71             $71
     Income from operations                       $7          $2               $4              $6

     2003
     ----
     Net sales                                  $425        $389             $404            $437
     Percentage of year's net sales            25.7%       23.5%            24.4%           26.4%
     Gross profit                                $71         $63              $66             $64
     Income (loss) from operations                $7        $(1)               $2              $0

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

           Our working capital was $148 million at December 31, 2004, an increase of $4 million from $144 million at the end of 2003. This was due principally to a $45 million increase in inventories offset by a $21 million increase in accounts payable, a $4 million increase in short-term borrowings, a $6 million increase in taxes payable, a $2 million increase in accrued expense and other current liabilities, a $2 million decrease in cash and a $5 million decrease in prepaid expenses and other current assets. The $45 million increase in our inventories was comprised of a $40 million increase in our North American computer products and an $8 million increase in industrial products, which was partially offset by a decrease in our European inventories in response to weakness in those markets. The increase in computer products inventories in North America was in response to growing consumer demand for same-day shipping and the decision to expand the product lines we offer. Our inventories of industrial products increased as we sourced more of these products from Asia, which practice we expect to continue, and had to compensate for the longer lead times. As a result of the increased investment in inventories, our inventory turnover declined from 12 to 10 times. Increases in accounts payable in the United States and in Europe partially offset the working capital impact of the inventory increase. The increase in our accounts receivable as a percentage was less than the increase in our sales. Our North American accounts receivable decreased from 17 days of sales outstanding to 13 days, as our sales growth there came primarily from consumer accounts, which are generally paid by credit card in a 2-3 day shipment-to-cash cycle. The increase in accounts receivable was attributable to Europe, as the accounts receivable stated in U.S. dollars increased as a result of changes in exchange rates. We expect that future accounts receivable and inventory balances will fluctuate with the mix of our net sales between consumer and business customers, as well as geographic regions.

           We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2004, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

           Our cash balance decreased $2.4 million to $36.3 million during the year ended December 31, 2004. Net cash provided by operating activities was $12.8 million for the year ended December 31, 2004, compared with net cash used in operating activities of $6.6 million in 2003 and net cash provided by operating activities of $4.9 million in 2002. The $19.4 million increase in cash provided by operating activities in 2004 resulted from an increase in cash provided by net income adjusted by other non-cash items, such as depreciation expense, and a decrease in cash used for changes in our working capital accounts. Cash provided by net income and other non-cash items was $27.2 million in 2004, an increase of $5.5 million, compared to $21.7 million in 2003, and was primarily attributable to the $7.0 million increase in net income. The cash used for changes in our working capital accounts, which were discussed in the working capital comments above, was $14.5 million in 2004 compared to $28.3 million in 2003. The decrease of $11.5 million in cash provided by operations for the year ended December 31, 2003 compared to 2002 resulted from changes in our working capital accounts, which used $28.3 million in cash compared to using $17.5 million in 2002, and resulted primarily from a $32 million increase in our inventories. Cash provided from our net income and other non-cash items was $21.7 million in 2003, which was substantially unchanged compared to $22.4 million provided by these items in 2002.

           In 2004, $8.3 million of cash was used in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in 2004 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of two additional retail outlet stores in the United States. During 2003, $9.7 million of cash was used in investing activities, principally $7.1 million for the purchase of property, plant and equipment, and $2.6 million for the acquisition of the minority interest in our Netherlands subsidiary. The capital expenditures in 2003 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of several retail outlet stores. Cash of $14.7 million was used in investing activities in 2002. This included $15.4 million of additions to property, plant and equipment, primarily for the completion of a new facility for our United Kingdom operations. We anticipate no major capital expenditures in 2005 and will fund any capital expenditures out of cash from operations and borrowings under our credit lines.

           Net cash of $6.8 million was used in financing activities in 2004, primarily for the repayment of short and long-term borrowings. Net cash of $3.8 million was used in financing activities in 2003. Cash of $4.3 million was used to repay short and long-term obligations, which was partially offset by $419,000 provided by the exercise of stock options. Cash of $33.8 million was provided by financing activities in 2002 from bank borrowings and the mortgaging of our Georgia distribution facility and new United Kingdom facility.

           Under our $70 million secured revolving credit agreement in the United States, which expires on September 30, 2006, availability as of December 31, 2004 was $54.6 million. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of December 31, 2004. There were outstanding letters of credit of $9.1 million and there were no outstanding advances as of December 31, 2004.

           We also maintain a £15 million ($28.5 million at the December 31, 2004 exchange rate, which exchange rate applies to all the other Sterling denominated amounts below) multi-currency credit facility with a financial institution in the United Kingdom, which is available to our United Kingdom subsidiaries. The facility does not have a termination date, but may be canceled by either party on six months notice. Borrowings under the facility are secured by certain assets of our United Kingdom subsidiaries. At December 31, 2004 there were £5.3 million ($10.0 million) of borrowings outstanding under this line with interest payable at a rate of 5.87%.

           Our Netherlands subsidiary has a €5 million ($6.7 million at the December 31, 2004 exchange rate, which exchange rate applies to all the other Euro denominated amounts below) credit facility. Borrowings under the facility are secured by the subsidiary's accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2004 there were €3.5 million ($4.8 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in November 2005.

           In 2002 we entered into a £6.6 million ($12.5 million), 11½ year term loan agreement with a United Kingdom bank, to finance the construction of a new United Kingdom facility. The borrowings are secured by the land and building and are repayable in 40 quarterly installments of £165,000 ($313,000) through August 2012. The outstanding borrowings bear interest at the 12 month LIBOR plus 160 basis points (5.25% at December 31, 2004). In connection with this term loan, we also entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At December 31, 2004, the notional amount of the interest rate collar was £5,115,000 ($9,713,000) with an interest rate cap of 6.0% and a floor of 4.5%. The interest rate collar expires on April 30, 2005. As of December 31, 2004, the collar was in a neutral position. The change in the fair value of this derivative for the year ended December 31, 2004 has been recognized in the Consolidated Statement of Operations as this hedge was determined to be ineffective. The term loan agreement contains certain financial and other covenants related to our United Kingdom subsidiaries. As of December 31, 2004, the Company was not in compliance with the financial covenants and has classified the entire obligation as current.

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

           Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations at December 31, 2004 (in thousands):

                                                                                              After
                                            2005       2006      2007      2008      2009     2009
                                            ----       ----      ----      ----      ----     ----
Contractual Obligations:
Payments on debt obligations             $25,750       $728      $727      $725      $726    $8,144
Payments capital lease obligations          $403       $388      $299      $125
Payments on non-cancelable operating
    leases, net of subleases               8,097      7,633     7,092     5,691     5,326     6,924
Purchase and other obligations             5,983      1,417     1,041       837       799     3,619
                                           -----      -----     -----       ---       ---     -----
Total contractual obligations            $40,233    $10,166    $9,159    $7,378    $6,851   $18,687
                                         =======    =======    ======    ======    ======   =======

           Our purchase and other obligations include $3.9 million of inventory purchases under outstanding letters of credit from overseas vendors which expire during 2005. The balance consists primarily of certain employment agreements and service agreements.

           In addition to the contractual obligations noted above, we had $5,222,000 of standby letters of credit outstanding as of December 31, 2004 which will expire during 2005.

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

Our margins are also dependent on the mix of products we sell and could be adversely affected by a continuation of our customers' shift to lower-priced products.

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

We currently have operations located in nine countries outside the United States, and non-U.S. sales (Europe and Canada) accounted for 40% of our revenue during 2004. Our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a country's economic or political conditions and unexpected changes in regulatory requirements.

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

•	Our reliance on technology requires significant expenditures and entails risk.

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

•	Our success is dependent upon the availability of credit and financing.

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

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by the New York Stock Exchange in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. We expect these developments, especially the impact of Section 404 of the Sarbanes-Oxley Act, to increase our legal compliance and financial reporting costs and make some activities more costly and time consuming. These developments may make it more difficult and more expensive for us to obtain directors' and officers' liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, possibly making it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We presently cannot estimate the timing or magnitude of additional costs we may incur as a result; however, to the extent these costs are significant, our general and administrative expenses are likely to increase as a percentage of revenue and our results of operations will be negatively impacted.

•	In the event we are unable to satisfy regulatory requirements requiring companies to evaluate internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, or if these internal controls are not effective, our business could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 will require that we evaluate and report on the effectiveness of our internal control over financial reporting and have our independent registered public accounting firm attest to such evaluation. Based on SEC implementing regulations in effect as of April 15, 2004 and assuming that we will be considered an accelerated filer in 2005 (which will be determined based on our public float at the end of our second fiscal quarter of 2005), we will be required to satisfy the Section 404 requirements beginning with our annual report for the fiscal year ending December 31, 2005. We have prepared a plan of action for compliance and we are in the process of documenting and testing our systems of internal control over financial reporting. Due to the ongoing evaluation and testing of our internal control over financial reporting we cannot be assured that significant deficiencies or material weaknesses would not be required to be reported in the future. We have already identified a number of deficiencies in our internal control over financial reporting. We are working to implement remedial measures which include enhancements to eliminate these deficiencies. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to regulatory sanctions and we might suffer a loss of public confidence in our reported financial information. Any such action could adversely affect our business and financial results.

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

Revenue Recognition. We recognize product sales when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time of receipt by customers when title and risk of loss both are transferred. Sales are shown net of returns and allowances, rebates and sales incentives. Reserves for estimated returns and allowances are provided when sales are recorded, based on historical experience and current trends.

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

Long-lived Assets. Management exercises judgment in evaluating our long-lived assets for impairment. We believe we will generate sufficient undiscounted cash flow to more than recover the investments made in property, plant and equipment. Our estimates of future cash flows involve assumptions concerning future operating performance and economic conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations

Income Taxes. We are subject to taxation from federal, state and foreign jurisdictions and the determination of our tax provision is complex and requires significant management judgment. Management judgment is also applied in the determination of deferred tax assets and liabilities and any valuation allowances that might be required in connection with our ability to realize deferred tax assets.

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

Restructuring charges. We have taken restructuring actions, and may commence further restructuring activities which result in recognition of restructuring charges. These actions require management to make judgments and utilize significant estimates regarding the nature, timing and amounts of costs associated with the activity. When we incur a liability related to a restructuring action, we estimate and record all appropriate expenses, including expenses for severance and other employee separation costs, facility consolidation costs (including estimates of sublease income), lease cancellations, asset impairments and any other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be impacted, which could materially affect our consolidated financial position and results of operations.

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (revised 2004) (SFAS 123R), "Share-Based Payment". SFAS 123R replaced SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R will require the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its first quarter in 2006. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is currently evaluating the available alternatives of adoption, of SFAS 123R. The Company believes the adoption of SFAS 123R will have a financial statement impact which could be significant.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS 109, "Accounting for Income Taxes," and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. The company is currently evaluating the effect that the deduction, if any, will have in subsequent years.

In December 2004, the FASB also issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 provides guidance under SFAS 109, "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 ("Jobs Act"). FSP 109-2 temporarily allows companies that are evaluating whether to repatriate foreign earnings under the Jobs Act to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company has completed its evaluation of this legislation and FSP 109-2 and will not repatriate any foreign earnings

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

          We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

          The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Sales would have fluctuated by approximately $70.0 million and income from operations would have fluctuated by approximately $1.0 million if average foreign exchange rates changed by 10% in 2004. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2004 we had no outstanding forward exchange contracts.

          Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our European credit facilities and our United Kingdom term loan. As of December 31, 2004, the balance outstanding on our variable rate debt was approximately $24.5 million. In connection with our United Kingdom term loan agreement, effective April 30, 2002 we entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At December 31, 2004 the notional amount of the interest rate collar was £5.1 million ($9.7 million at the December 31, 2004 exchange rate) with an interest rate cap of 6.0% and a floor of 4.5%. The fair value of the interest rate collar was zero as of December 31, 2004. The interest rate collar expires on April 30, 2005. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

          As previously disclosed in a Current Report on Form 8-K, which we filed on February 21, 2005, we announced that we would restate previously filed consolidated financial statements for the year ended December 31, 2003 and the first three quarters of 2004 to correct errors in accounting for inventory at our United Kingdom subsidiary. These restated consolidated financial statements were filed pursuant to a Form 10-K/A for 2003 on April 15, 2005. Management has concluded that the internal control deficiencies that made the restatements necessary indicate the existence of a material weakness in internal control over financial reporting, as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2. Based on this evaluation and due to the existence of the internal control deficiencies described below, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004. The design and operation of our disclosure controls and procedures did not reduce to a relatively low level of risk the chance or chances that a material misstatement would occur and not be detected.

          As a result of a review of the subsidiary's inventory activities for the fiscal years ended December 31, 2002, 2003 and 2004, the Company determined that the errors requiring this restatement were principally a result of changes in the way certain inventory transactions were processed and recorded and an inaccurate recording of a period end cut-off. These errors were undetected or unrecognized as a result of the following weaknesses and deficiencies in the subsidiary's controls:

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

           Subsequent to the quarter ended December 31, 2004, we began implementing remedial measures to address the identified material weakness described above in connection with the preparation of our financial statements included in our Amendment No. 1 to Form 10-K for the year ended December 31, 2003 and in this Amendment No. 1 to Form 10-K for the year ended December 31, 2004. We have modified our internal procedures to more accurately identify the types of inventory transactions processed. This has been combined with additional system reporting to provide more details to enhance the inventory reconciliation process. This reconciliation process is also supported by additional management review. Additional review procedures have been implemented to test cut-off accuracy. We are continuing to monitor these processes to further improve our procedures as may be necessary.

          Our independent registered public accounting firm has issued a material weakness letter to the Company which addresses the weaknesses identified above at the Company's United Kingdom subsidiary and, as well, addresses inadequate oversight and control activities on the part of senior management of the Company over its remote subsidiaries. These matters have been discussed in detail among management, the audit committee and our independent registered public accountants. We are in the process of addressing the latter of the items identified on an immediate and longer-term basis.

          On May 11, 2005 we announced that we would be restating our previously filed consolidated financial statements for the year ended December 31, 2004 to correct errors in accounting for inventory at our Tiger Direct, Inc. subsidiary as described in Note 2 to the Consolidated Financial Statements. Management has concluded that the internal control deficiencies that made the restatement necessary indicate the existence of another material weakness in internal control over financial reporting.

          As a result of a review of the subsidiary's inventory activities for the years ended December 31, 2003 and 2004, the Company determined that the errors requiring this restatement resulted from an error in the compilation of the subsidiary's year-end inventory value and an inaccurate recording of period end cut-offs. These errors were undetected or unrecognized as a result of the following weaknesses and deficiencies in the subsidiary's controls:

•	Deficiencies in the monthly closing process which affect the timeliness and accuracy of recording transactions, including the preparation of numerous manual journal entries and a control environment heavily reliant on manual review procedures and adjustments

•	Deficiencies related to subsidiary ledger postings and account reconciliation processes

•	Insufficient staffing of the accounting function at the subsidiary

•	Inadequate information technology general controls with respect to inventory

           Subsequent to the identification of these weaknesses, during the second quarter of 2005 we began implementing remedial measures to address the material weakness described above in connection with the preparation of our financial statements included in this Amendment No. 1 to Form 10-K for the year ended December 31, 2004. We have modified our internal information technology control procedures to help ensure the accurate compilation of inventory at the end of each financial period. We have also scheduled more frequent physical inventory counts (at least once per quarter) during the next several quarters until we are satisfied that controls are operating adequately. These actions have been combined with preparation and analysis of detailed monthly inventory reconciliations, which is supported by additional management review. Additional review procedures have been implemented to test cut-off accuracy. We have also hired a new person to fill a senior managerial position on the subsidiary's accounting staff and expect to increase the staff further.

Section 404 of the Sarbanes-Oxley Act

           Based on SEC implementing regulations in effect as of April 15, 2005 and assuming that we will be considered an accelerated filer in 2005 (determined based on our public float at the end of our second fiscal quarter of fiscal 2005), at the end of fiscal year 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require that management provide an assessment of the effectiveness of the Company's internal control over financial reporting and that the Company's independent registered public accounting firm will be required to audit that assessment. We are taking actions to permit timely compliance with Section 404. We are in the process of performing the system and procedures documentation, evaluation and testing for compliance with the requirements of Section 404. We have dedicated substantial time and resources to the review of our control processes and procedures, including the engagement of another independent accounting firm to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure and the number of accounting systems in use. We have not completed our assessment of our internal control over financial reporting. We have already identified a number of weaknesses which, individually or in the aggregate, may be a material weakness or weaknesses. They are as follows:

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

          We have a significant amount of work to do to remediate the items we have identified. In the course of completing our evaluation and testing we may identify further deficiencies and weaknesses that will need to be addressed and remediated. We may not be able to correct all such internal control deficiencies in a timely manner and may find that a material weakness or weaknesses continues to exist. As a result, management may not be able to issue a positive opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, as restated
Consolidated Statements of Operations for the years ended December 31, 2004,
     2003 and 2002, as restated
Consolidated Statements of Shareholders' Equity, as restated
Consolidated Statements of Cash Flows for the years ended December 31, 2004,
     2003and 2002, as restated
Notes to Consolidated Financial Statements	41 42 43 44 45 47 - 63

2.	Financial Statement Schedules: The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements: Schedule II - Valuation and Qualifying Accounts Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.	64

3.	Exhibits.

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Registrant, as amended[9]

3.2	By-laws of Registrant[1]

4.1	Stockholders Agreement[2]

10.1	Form of 1995 Long-Term Stock Incentive Plan3*

10.2	Form of 1999 Long-Term Stock Incentive Plan as amended13*

10.3	Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility)[1]

10.4	Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility)[6]

10.5	Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility)[4]

10.6	Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago and Walsh, Higgins & Company (Naperville facility)[1]

10.7	Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility)[5]

10.8	Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto[1]

10.9	Form of 1995 Stock Plan for Non-Employee Directors3*

10.10	Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg3*

10.11	Separation Agreement and General Release between the Company and Robert Dooley, dated March 5, 2004*

10.12	Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein4*

10.13	Loan and Security Agreement, dated June 13, 2001, between The Chase Manhattan Bank (as Lender and Agent) and TransAmerica Business Capital Corporation (as Lender and Co-Agent) with the Company and certain subsidiaries of the Company (as Borrowers), as amended, the "Chase Loan Agreement")[7]

10.14	Amendment No. 1, dated as of September 1, 2001, to the Chase Loan Agreement[8]

10.15	Amendment No. 2, dated as of December 13, 2001, to the Chase Loan Agreement[9]

10.16	Amendment No. 3, dated as of December 20, 2001, to the Chase Loan Agreement[9]

10.17	Amendment No. 4, dated as of April 18, 2002, to the Chase Loan Agreement[10]

10.18	Amendment No. 5, dated as of June 30, 2002, to the Chase Loan Agreement[11]

10.19	Amendment No. 6, dated as of September 22, 2003, to the Chase Loan Agreement[14]

10.20	Amendment No. 7, dated as of November 17, 2003, to the Chase Loan Agreement[15]

10.21	Amendment No. 8, dated as of May 10, 2004, to the Chase Loan Agreement[15]

10.22	Amendment No. 9, dated as of July 2, 2004, to the Chase Loan Agreement[16]

10.23	Amendment No. 10, dated as of December 9, 2004, to the Chase Loan Agreement[18]

10.24	Amendment No. 11, dated as of March 8, 2005, to the Chase Loan Agreement[19]

10.25	Promissory Note of Systemax Suwanee LLC, dated as of April 18, 2002 payable to the order of New York Life Insurance Company in the original principal sum of $8,400,000[10]

10.26	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of April 18, 2002 from Systemax Suwanee LLC to New York Life Insurance Company[10]

10.27	Employment Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino17*

10.28	Restricted Stock Unit Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino17*

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of March 30, 2005)[20]

19	Specimen stock certificate of Registrant[9]

21	Subsidiaries of the Registrant

23	Consent of experts and counsel: Consent of Independent Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Audit Committee of the Company's Board of Directors, as revised February 28, 2003[12]

99.2	Charter of the Compensation Committee of the Company's Board of Directors, as approved February 28, 2003[12]

99.3	Charter of the Nominating/Corporate Governance Committee of the Company's Board of Directors, as approved February 28, 2003[12]

99.4	Annual CEO Certification to the New York Stock Exchange, dated March 26, 2004[14]

*	Management contract or compensatory plan or arrangement

1	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 33-92052).

2	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995.

3	Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-1852).

4	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.

5	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.

6	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.

7	Incorporated herein by reference to the Company's report on Form 8-K dated June 13, 2001

8	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.

9	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001.

10	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.

11	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

12	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2002.

13	Incorporated herein by reference to the Company's report on Form 8-K dated May 20, 2003.

14	Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2003.

15	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2004.

16	Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004.

17	Incorporated herein by reference to the Company's report on Form 8-K dated October 12, 2004.

18	Incorporated herein by reference to the Company's report on Form 8-K dated December 9, 2004.

19	Incorporated herein by reference to the Company's report on Form 8-K dated March 17, 2005.

20	Incorporated herein by reference to the Company's report on Form 8-K dated March 30, 2005.

(b)	Reports on Form 8-K.

A report on Form 8-K was filed by the Company on October 18, 2004 regarding the Company's entry an employment agreement and restricted stock unit agreement with Gilbert Fiorentino, the Chief Executive Officer of the Company's Tiger Direct, Inc. subsidiary and a director of the Company.

A report on Form 8-K was filed by the Company on November 9, 2004 regarding the Company's financial results for the quarterly period ended September 30, 2004 and other matters.

A report on Form 8-K was filed by the Company on December 10, 2004 regarding an amendment to the Company's Loan and Security Agreement with JP Morgan Chase Bank and other lenders.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer Date: November 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
SYSTEMAX INC.:

We have audited the accompanying consolidated balance sheets of Systemax Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Systemax Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for goodwill and other intangible assets in 2002 to conform to the Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets."

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP
New York, New York
April 13, 2005 (November 17, 2005 as to the effects of the restatement discussed in Note 2)

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(IN THOUSANDS, except for share data)

                                                                                      2004              2003
                                                                                      ----              ----
                                                                                    (As restated - see Note 2)
ASSETS:
   CURRENT ASSETS:
      Cash and cash equivalents                                                      $36,257           $38,702
      Accounts receivable, net of allowances of $11,318 (2004) and $10,000 (2003)    137,706           136,391
      Inventories, net                                                               192,774           147,707
      Prepaid expenses and other current assets                                       22,096            26,849
      Deferred income tax assets, net                                                  9,594            10,915
                                                                                     -------           -------
           Total current assets                                                      398,427           360,564

   PROPERTY, PLANT AND EQUIPMENT, net                                                 65,563            68,647
   DEFERRED INCOME TAX ASSETS, net                                                    18,645            15,673
   OTHER ASSETS                                                                          561               376
                                                                                     -------           -------

              TOTAL                                                                 $483,196          $445,260
                                                                                    ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   CURRENT LIABILITIES:
      Short-term borrowings, including current portions of long-term debt            $25,020           $20,814
       Accounts payable                                                              165,761           144,662
       Accrued expenses and other current liabilities                                 59,639            51,037
                                                                                     -------           -------
          Total current liabilities                                                  250,420           216,513
                                                                                     -------           -------

   LONG-TERM DEBT                                                                      8,639            18,353
   OTHER LIABILITIES                                                                   1,505             1,768

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
   Common stock, par value $.01 per share, authorized 150 million shares, issued
       38,231,990 shares; outstanding 34,432,799 (2004) and 34,288,068 (2003)
       shares                                                                            382               382
   Additional paid-in capital                                                        180,640           175,343
   Accumulated other comprehensive income, net of tax                                  3,920             1,933
   Retained earnings                                                                  87,486            77,298
   Common stock in treasury at cost - 3,799,191 (2004) and 3,943,922 (2003)
       shares                                                                        (44,630)          (46,330)

   Unearned restricted stock compensation                                             (5,166)                -
                                                                                     -------           -------
                        Total shareholders' equity                                   222,632           208,626
                                                                                     -------           -------

                TOTAL                                                               $483,196          $445,260
                                                                                    ========          ========

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS, except per common share amounts)

                                                                               2004             2003             2002
                                                                               ----             ----             ----
                                                                                      (As restated, see Note 2)
Net sales                                                                $1,928,147       $1,655,736       $1,551,936
Cost of sales                                                             1,641,681        1,390,840        1,285,592
                                                                     --------------   --------------   --------------
Gross profit                                                                286,466          264,896          266,344
Selling, general and administrative expenses                                260,111          251,460          256,075
Restructuring and other charges                                               7,356            1,726           17,294
Goodwill impairment                                                                            2,560
                                                                     --------------   --------------   --------------
Income (loss) from operations                                                18,999            9,150           (7,025)
Interest and other income, net                                                 (630)            (755)            (427)
Interest expense                                                              3,073            2,344            1,653
                                                                     --------------   --------------   --------------
Income (loss) before income taxes                                            16,556            7,561           (8,251)
Provision (benefit) for income taxes                                          6,368            4,354             (812)
                                                                     --------------   --------------   --------------
Income (loss) before cumulative effect of change in accounting               10,188            3,207           (7,439)
    principle, net of tax
Cumulative effect of change in accounting principle, net of tax                                               (50,971)
                                                                     --------------   --------------   --------------
Net income (loss)                                                           $10,188           $3,207         $(58,410)
                                                                     ==============   ==============   ==============

Net income (loss) per common share, basic:
Income (loss) before cumulative effect of change in accounting
    principle, net of tax                                                      $.30             $.09            $(.22)
Cumulative effect of change in accounting principle, net of tax                                                 (1.49)
                                                                     --------------   --------------   --------------
Net income (loss)                                                              $.30             $.09           $(1.71)
                                                                     ==============   ==============   ==============

Net income (loss) per common share, diluted:
Income (loss) before cumulative effect of change in accounting
principle, net of tax                                                          $.29             $.09            $(.22)
Cumulative effect of change in accounting principle, net of tax                                                 (1.49)
                                                                     --------------   --------------   --------------
Net income (loss)                                                              $.29             $.09           $(1.71)
                                                                     ==============   ==============   ==============

Weighted average common and common equivalent shares:
   Basic                                                                     34,373           34,164           34,104
                                                                     ==============   ==============   ==============
   Diluted                                                                   35,489           34,880           34,104
                                                                     ==============   ==============   ==============

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS)

                                Common Stock                      Accumulated
                               Number                                Other
                             of Shares        Additional          Comprehensive  Treasury     Unearned     Comprehensive
                             Outstand          Paid-in   Retained Income (Loss),  Stock,  Restricted Stock Income (Loss),
                                ing    Amount  Capital   Earnings   Net of Tax   At Cost    Compensation     Net of Tax
                             --------- ------ ---------- -------- -------------- -------- ---------------- --------------
Balances, January 1, 2002,
    as originally reported     34,104   $382   $176,743 $134,350       $(8,038) $(48,489)
Prior period adjustment,
    see Note 2                                            (1,849)
                               ------   ----   --------  --------       ------  ---------
Balances, January 1, 2002,
    as restated                34,104    382    176,743  132,501        (8,038)  (48,489)
Change in cumulative
    translation adjustment                                               5,908                                   $5,908
Net loss as restated, see
    Note 2                                               (58,410)                                               (58,410)
                               ------   ----   --------  --------       ------  ---------                       --------
Total comprehensive loss
    as restated, see Note 2                                                                                   $ (52,502)
                                                                                                              ==========
Balances, December 31,         34,104    382    176,743   74,091        (2,130)  (48,489)
    2002 as restated
Change in cumulative
    translation adjustment                                               4,063                                   $4,063
Exercise of stock options         184            (1,740)                           2,159
Tax benefit of employee
    stock plans                                     340
Net income as restated,
see Note 2                                                 3,207                                                  3,207
                               ------   ----   --------    -----        ------  ---------                         -----
Total comprehensive income
as restated, see Note 2                                                                                          $7,270
                                                                                                                 ======
Balances, December 31, 2003    34,288    382    175,343   77,298         1,933   (46,330)
Change in cumulative
    translation adjustment                                               1,987                                   $1,987
Exercise of stock options         145              (631)                            1,700
Tax benefit of employee
    stock plans                                     188
Grant of restricted stock
    units                                         5,740                                          $(5,740)
Amortization of unearned
    restricted stock
    compensation                                                                                     574
Net income, as restated,
    see Note 2                                            10,188                                                 10,188
                               ------   ----   --------   ------        ------  ---------        --------        ------
Total comprehensive income
    as restated, see Note 2                                                                                     $12,175
                                                                                                                =======
Balances, December 31,
    2004, as restated, see
    Note 2                     34,433   $382   $180,640  $87,486        $3,920  $(44,630)        $(5,166)
                               ======   ====   ========  =======        ======  =========        ========

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS)

                                                                                  2004              2003             2002
                                                                                  ----              ----             ----
                                                                                         (As restated, see Note 2)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                           $10,188            $3,207         $(58,410)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
       Cumulative effect of change in accounting principle, net of tax                                             50,971
       Goodwill impairment                                                                         2,560
       Loss on dispositions and abandonment                                      1,444               595           14,843
       Depreciation and amortization, net                                       11,314            13,938           13,652
       Provision for deferred income taxes                                      (2,377)           (2,816)          (3,248)
       Tax benefit of employee stock plans                                         188               340
       Provision for returns and doubtful accounts                               5,079             3,906            4,581
       Compensation expense related to equity compensation plans                 1,374
   Changes in operating assets and liabilities:
       Accounts receivable                                                      (1,982)            8,226           (6,341)
       Inventories                                                             (40,872)          (31,996)          (2,981)
       Prepaid expenses and other current assets                                 5,300             7,972           (8,422)
       Income taxes payable/receivable                                           6,335            (3,915)           7,755
       Accounts payable, accrued expenses and other current liabilities         16,767            (8,624)          (7,532)
                                                                          -------------     -------------   --------------
           Net cash provided by (used in) operating activities                  12,758            (6,607)           4,868
                                                                          -------------     -------------   --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                 (8,583)           (7,123)         (15,367)
   Proceeds from disposals of property, plant and equipment                        247                11              635
   Purchase of minority interest                                                                  (2,560)
                                                                          -------------     -------------   --------------
           Net cash used in investing activities                                (8,336)           (9,672)         (14,732)
                                                                          -------------     -------------   --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Issuance of long-term borrowings and capital lease obligations                                                  18,879
   Proceeds (repayments) of borrowings from banks                               (5,254)           (2,951)          15,253
   Repayments of long-term debt and capital lease obligations                   (1,768)           (1,299)            (348)
   Issuance of common stock                                                        269               419
                                                                          -------------     -------------   --------------
           Net cash provided by (used in) financing activities                  (6,753)           (3,831)          33,784
                                                                          -------------     -------------   --------------
EFFECTS OF EXCHANGE RATES ON CASH                                                 (114)           (4,183)           2,611
                                                                          -------------     -------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (2,445)          (24,293)          26,531
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                   38,702            62,995           36,464
                                                                          -------------     -------------   --------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                        $36,257           $38,702          $62,995
                                                                          =============     =============   ==============
Supplemental disclosures:
       Interest paid                                                            $3,385            $2,697           $1,375
                                                                          =============     =============   ==============
       Income taxes paid                                                        $4,676           $13,840           $5,397
                                                                          =============     =============   ==============
Supplemental disclosures of non-cash investing and financing activities:
       Acquisitions of equipment through capital leases                              -            $1,576                -
                                                                          =============     =============   ==============

       Deferred stock-based compensation related to restricted unit stock
       granted                                                                  $5,740                 -                -
                                                                          =============     =============   ==============

See notes to consolidated financial statements

SYSTEMAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Systemax"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company began consolidating a 50%-owned joint venture in the first quarter of 2004 in accordance with Financial Accounting Standards Board Interpretation 46 (Revised) ("FIN 46R"), "Consolidation of Variable Interest Entities (see "Recent Accounting Pronouncements", below). The Company previously used the equity method of accounting for this investment. The results of operations of this investee are not material to the results of operations of the Company.

Certain items in the consolidated financial statements of prior years have been reclassified to conform to the current year's presentation. Acquisitions of property, plant and equipment through capital leases on the consolidated statement of cash flows for the year ended December 31, 2003 were reclassified from a cash flow used in investing activities and a cash flow provided by financing activities to a non-cash investing and financing activity.

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

Fiscal Year - The Company's fiscal year ends on December 31. The Company's North American computer business has a 52 or 53 week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2004, 2003 and 2002 consisted of 52 weeks for this business.

Foreign Currency Translation - The financial statements of the Company's foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for balance sheet items and average exchange rates for the statement of operations items. The translation differences are recorded as a separate component of shareholders' equity.

Cash and Cash Equivalents - The Company considers amounts held in money market accounts and other short-term investments, including overnight bank deposits, with an original maturity date of three months or less to be cash equivalents.

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

Goodwill - The cost in excess of fair value of net assets of businesses acquired is recorded in the consolidated balance sheets as "Goodwill." In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill effective January 1, 2002. The Company completed the transitional impairment analysis required under SFAS 142 during 2002, which resulted in an implied fair value of goodwill of zero. See Note 3 for the impact of the adoption of SFAS 142 on the consolidated financial statements

Evaluation of Long-lived Assets - Long-lived assets are evaluated for recoverability in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets", whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

Product Warranties - Provisions for estimated future expenses relating to product warranties for the Company's assembled PCs are recorded as cost of sales when revenue is recognized. Liability estimates are determined based on management judgment considering such factors as the number of units sold, historical and anticipated rates of warranty claims and the likely current cost of corrective action.

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

Revenue Recognition and Accounts Receivable - The Company recognizes sales of products, including shipping revenue, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is received by the customers when title and risk of loss have transferred. Allowances for estimated subsequent customer returns, rebates and sales incentives are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales. Revenue from extended warranty and support contracts on the Company's assembled PCs is deferred and recognized over the contract period.

The Company recognizes revenue for its software sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Hosting and service revenues are recognized on a monthly basis over the terms of the contracts. Professional services and other revenues, when sold with hosting services, are recognized as the services are rendered when the services have value to the customer on a stand-alone basis and there is objective evidence of fair value of each deliverable. If an arrangement does not qualify for separate accounting, the revenues are recognized over the term of the hosting agreement.

Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns. The changes in these allowance accounts are summarized as follows (in thousands):

                                                                          Years ended December 31,
                                                               2004                2003                2002
                                                               ----                ----                ----
               Balance, beginning of year                   $10,000             $11,275             $11,120
               Charged to expense                             5,079               3,906               4,581
               Deductions                                    (3,761)             (5,181)             (4,426)
                                                             ------              ------              ------
               Balance, end of year                         $11,318             $10,000             $11,275
                                                            =======             =======             =======
Advertising Costs - Advertising costs, consisting primarily of catalog preparation, printing and postage expenditures are amortized over the period of catalog distribution, generally one to six months, during which the benefits are expected. Advertising expenditures relating to the Company's national advertising campaign and other television advertising costs are expensed in the period the advertising takes place.

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

Derivative Financial Instruments - In accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, all of the Company's derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings (see Note 6).

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

Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders' Equity. Comprehensive income (loss) was $12,175,000 in 2004, $7,270,000 in 2003 and $(52,502,000) in 2002, net of tax effects on foreign currency translation adjustments of $(1,180,000) in 2004, $(3,030,000) in 2003 and $3,483,000 in 2002.

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

                                                                               2004              2003             2002
                                                                               ----              ----             ----
     Net income (loss) - as reported                                        $10,188            $3,207         $(58,410)
     Add: Stock-based employee compensation expense included in
         reported net income, net of related tax effects                        886
     Deduct: Stock-based employee compensation expense
         determined under fair value based method, net of
         related tax effects                                                  1,295               544              713
                                                                              -----               ---              ---
     Pro forma net income (loss)                                             $9,779            $2,663         $(59,123)
                                                                             ======            ======         ========

     Basic net income (loss) per common share:
     Net income (loss) - as reported                                           $.30             $ .09           $(1.71)
                                                                               ====             =====           ======
     Net income (loss) - pro forma                                             $.28             $ .08           $(1.73)
                                                                               ====             =====           ======

     Diluted net income (loss) per common share:
     Net income (loss) - as reported                                           $.29             $ .09          $(1.71)
                                                                               ====             =====          ======
     Net income (loss) - pro forma                                             $.28             $ .08          $(1.73)
                                                                               ====             =====          ======
The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                    2004             2003             2002
                                                                    ----             ----             ----
               Expected dividend yield                                0%               0%               0%
               Risk-free interest rate                              5.5%             5.9%             5.6%
               Expected volatility                                 46.0%            76.0%            71.0%
               Expected life in years                               2.36             2.41             2.52
The weighted average contractual life of the stock options outstanding was 7.4 years at December 31, 2004, 7.7 years at December 31, 2003 and 7.8 years at December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities ("VIE"), as defined, by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In December 2003, the FASB issued FIN 46-R to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for companies that have interests in entities that are VIEs as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. The Company has adopted FIN 46R and began consolidating a 50%-owned joint venture in the first quarter of 2004. This consolidation did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaced SFAS 123 and superseded APB 25. SFAS 123R will require the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its first quarter in 2006. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is evaluating the available alternatives of adoption of SFAS 123R. The Company believes the adoption of SFAS 123R will have a financial statement impact which could be significant.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS 109, "Accounting for Income Taxes," and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. The Company is currently evaluating the effect that the deduction will have, if any, in subsequent years.

In December 2004, the FASB also issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 ("Jobs Act"). FSP 109-2 temporarily allows companies that are evaluating whether to repatriate foreign earnings under the Jobs Act to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company has completed its evaluation of this legislation and FSP 109-2 and will not repatriate any foreign earnings.

2.	RESTATEMENT

Subsequent to the issuance of the Company's consolidated financial statements in its Form 10-K for the year ended December 31, 2004, the Company discovered errors related to accounting for inventory at its Tiger Direct, Inc. subsidiary. These errors had the effect of misstating the value of inventory and certain vendor-related liabilities as of December 31, 2004 and overstating net income for the year ended December 31, 2004. Such errors did not have any impact on the consolidated financial statements for any previous years. For the year ended December 31, 2004, an error was also corrected in the presentation of the Consolidated Statement of Cash Flows related to activity in the allowances for doubtful accounts and subsequent customer returns. The restatement affected cash flows provided by operations but did not affect previously reported net cash flows for the restated period or future periods.

The Company restated its presentation of long-term debt to classify its entire United Kingdom term loan payable as of December 31, 2004 as current, as it was not in compliance with the financial covenants – see Note 7(b).

The restated results also include changes resulting from a correction in the application of the Company's revenue recognition policy. The Company determined during its internal review of 2004 results that a change in its revenue recognition policy for sales of product was required in order to comply with Staff Accounting Bulletin No. 104 "Revenue Recognition " ("SAB 104"), as interpreted by the SEC Staff. Based on the Company's practices with respect to its terms of shipment, revenue that had been recognized at time of shipment based upon FOB shipping point terms should have been recognized at time of receipt by customers, when title and risk of loss both transferred. The effect of this change resulted in a restatement of the results of operations for the three years presented and the balance sheets as of December 31, 2004 and 2003. Opening retained earnings as of January 1, 2002 was reduced by $1,849,000.

As a result, the accompanying financial statements for the years ended December 31, 2004 and 2003 have been restated from the amounts previously reported to properly reflect these items. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

                                                                         As Previously
                                                                         -------------
                                                                              Reported             As Restated
                                                                              --------             -----------
     As of December 31, 2003:
     Accounts receivable, net                                                 $152,435                $136,931
     Inventories, net                                                          133,905                 147,707
     Deferred income tax assets, net                                            10,132                  10,915
     Total current assets                                                      362,023                 360,564
     TOTAL ASSETS                                                              446,719                 445,260
     Retained earnings                                                         (78,757)                (77,298)
     Total shareholders' equity                                               (210,085)               (208,626)
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               (446,719)               (445,260)

     As of December 31, 2004:
     Accounts receivable, net                                                 $153,724                $137,706
     Inventories, net                                                          176,227                 192,774
     Prepaid expenses and other current assets                                  24,888                  22,096
     Deferred income tax assets, net                                             8,812                   9,594
     Total current assets                                                      399,908                 398,427
     Deferred income tax assets - noncurrent, net                               18,268                  18,645
     TOTAL ASSETS                                                              484,300                 483,196
     Short-term  borrowings,  including  current  portions  of
         long-term debt                                                        (16,560)                (25,020)
     Accounts payable                                                         (161,864)               (165,761)

     Accrued expense and other current liabilities                             (60,756)                (59,639)
     Total current liabilities                                                (239,180)               (250,420)
     Long-term debt                                                            (17,099)                 (8,639)
     Additional paid in capital                                               (180,530)               (180,640)
     Accumulated other comprehensive income, net of tax                         (4,093)                 (3,920)
     Retained earnings                                                         (91,307)                (87,486)
     Total shareholders' equity                                               (226,516)               (222,632)
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               (484,300)               (483,196)

                                        Year ended Dec. 31, 2004      Year ended Dec. 31, 2003       Year ended Dec. 31, 2002

                                      As previously                  As previously                 As previously
                                        reported       As restated     reported       As restated    reported        As restated
Net sales                                $1,927,835     $1,928,147      $1,657,778     $1,655,736     $1,551,517      $1,551,936
Cost of sales                             1,637,452      1,641,681       1,392,745      1,390,840      1,285,929       1,285,592
Gross profit                                290,383        286,466         265,033        264,896        265,588         266,344
Income (loss) from operations                22,916         18,999           9,287          9,150         (7,781)         (7,025)
Income (loss) before income taxes            20,473         16,556           7,698          7,561         (9,007)         (8,251)
Provision (benefit) for income taxes          7,923          6,368           4,352          4,354         (1,039)           (812)
Income (loss) before cumulative
effect of change in accounting
principle, net of tax                        12,550         10,188           3,346          3,207         (7,968)         (7,439)
Net income (loss)                            12,550         10,188           3,346          3,207        (58,939)        (58,410)

Net income (loss) per common share,
basic:
Income (loss) before cumulative
effect of change in accounting
principle, net of tax                          $.37           $.30            $.10           $.09          $(.23)          $(.22)
Net income (loss)                              $.37           $.30            $.10           $.09         $(1.73)         $(1.71)
Net income  (loss) per common share,
diluted:
Income (loss) before cumulative
effect of change in  accounting
principle, net of tax                          $.35           $.29            $.10           $.09          $(.23)          $(.22)
Net income (loss)                              $.35           $.29            $.10           $.09         $(1.73)         $(1.71)
The Company has also restated its segment disclosures to separately show segments which were previously combined – see Note 12.

3.	BUSINESS COMBINATIONS AND GOODWILL

Effective January 1, 2002, the Company adopted SFAS 142 which established new accounting and reporting requirements for goodwill and other intangible assets. SFAS 142 requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. With the adoption of SFAS 142, management determined that the carrying value of goodwill was impaired at the date of adoption. As required by SFAS 142, the entire carrying value of goodwill was written off. This write-off, $68 million ($51 million or $1.50 per share, net of tax), was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Consolidated Statement of Operations for the year ended December 31, 2002. The adoption of SFAS 142 had no cash flow impact on the Company.

During the second quarter of 2003, the Company purchased the minority ownership of its Netherlands subsidiary pursuant to the terms of the original purchase agreement for approximately $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with SFAS 142 during that quarter.

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

The Company maintains a $70,000,000 revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company and the Company's shares of stock in its domestic subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on September 30, 2006. The borrowings under the agreement are subject to borrowing base limitations of up to 75% of eligible accounts receivable and up to 25% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company's option, at the agent bank's base rate (5.25% at December 31, 2004) plus 0.25% to 0.75% or the bank's daily LIBOR rate (4.15% at December 31, 2004) plus 2.25% to 3%. The facility also calls for a commitment fee payable quarterly in arrears of 0.5% of the average daily unused portion of the facility. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of December 31, 2004. As of December 31, 2004, availability under the agreement was $54.6 million and there were outstanding letters of credit of $9.1 million. As of December 31, 2003, availability under the agreement was $49.0 million and there were outstanding letters of credit of $8.0 million. There were no outstanding advances as of December 31, 2004 and December 31, 2003.

The Company also has a £15,000,000 ($28,484,000 at the December 31, 2004 exchange rate) multi-currency credit facility with a United Kingdom financial institution, which is available to its United Kingdom subsidiaries. Drawings under the facility may be made by overdraft, trade acceptance or loan. The facility does not have a termination date, but may be canceled with six months notice. Borrowings under the facility are secured by certain assets of the Company's United Kingdom subsidiaries and a portion of the line is subject to a borrowing base limitation of 70% of eligible accounts receivable. At December 31, 2004 there were £5.3 million ($10.0 million) of borrowings outstanding under this line with interest payable at a rate of 5.87%. At December 31, 2003 there were £7.5 million ($13.3 million at the December 31, 2003 exchange rate) of borrowings outstanding under this line with interest payable at a rate of 5.85%.

The Company's Netherlands subsidiary maintains a €5 million ($6.7 million at the December 31, 2004 exchange rate) credit facility with a local financial institution. Borrowings under the facility are secured by the subsidiary's accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2004 there were €3.5 million ($4.8 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. At December 31, 2003 there were €4.5 million ($5.7 million at the December 31, 2003 exchange rate) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in November 2005.

The weighted average interest rate on short-term borrowings was 6.0% in 2004, 5.2% in 2003 and 6.3% in 2002.

7.	LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                                    2004             2003
                                                                    ----             ----
                                                           (As restated,
                                                             see Note 2)
         Mortgage note payable (a)                               $ 8,012          $ 8,170
         Term loan payable (b)                                     9,713           10,338
         Capitalized equipment lease obligations                   1,185            1,591
                                                                   -----            -----
                                                                  18,910           20,099
         Less: current portion                                    10,271            1,746
                                                                  ------            -----
                                                                 $ 8,639          $18,353
                                                                 =======          =======
(a)	Mortgage note payable. The Company has a ten year, $8.4 million mortgage loan on its Georgia distribution facility. The mortgage has monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage bears interest at 7.04% and is collateralized by the underlying land and building.

(b)	Term loan payable. The Company has a term loan agreement which was used to finance the construction of its United Kingdom facility and which is secured by the underlying land and building. The loan matures in August 2012 and is repayable in quarterly installments of(pound)165,000 ($313,000) plus interest. The outstanding borrowing bears interest at the 12 month LIBOR plus 160 basis points (5.25% at December 31, 2004 and December 31, 2003). The term loan agreement also contains certain financial and other covenants related to the Company's United Kingdom subsidiaries. As of December 31, 2004, the Company was not in compliance with the financial covenants and has classified the entire obligation as current.

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

The aggregate maturities of long-term debt outstanding at December 31, 2004 are as follows (in thousands):

                                            2005         2006         2007         2008         2009     After 2009
                                            ----         ----         ----         ----         ----     ----------
          Maturities                     $10,271         $565         $494         $334         $229         $7,017
8.	RESTRUCTURING AND OTHER CHARGES

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
                                            ----------
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

The following table reflects the plan activity for the years ended December 31, 2004, 2003 and 2002:

                                                         For Shares         Option Prices
                                                         ----------         -------------
                    Outstanding, January 1, 2002          1,675,491        $ 1.95 to $39.06
                    Granted                                 591,375        $ 3.05 to $ 3.39
                    Cancelled                              (175,551)       $ 1.95 to $18.41
                                                           --------        ----------------
                    Outstanding, December 31, 2002        2,091,315        $ 1.95 to $39.06
                    Granted                               1,072,700        $ 1.76 to $ 3.36
                    Exercised                              (184,341)       $ 1.76 to $ 3.05
                    Cancelled                              (158,372)       $ 1.76 to $39.06
                                                           --------        ----------------
                    Outstanding, December 31, 2003        2,821,302        $ 1.76 to $18.41
                    Granted                                 780,267        $ 5.30 to $ 6.34
                    Exercised                              (144,168)       $ 1.76 to $ 3.05
                    Cancelled                              (216,150)       $ 1.76 to $18.41
                                                           --------        ----------------
                    Outstanding, December 31, 2004        3,241,251        $ 1.76 to $18.41
                                                          =========
The following table summarizes information for the three years ended December 31, 2004 concerning currently outstanding and exercisable options:

                                                   2004                         2003                        2002
                                         ------------------------     ------------------------    ------------------------
                                                 Weighted-Average             Weighted Average            Weighted Average
                                         Shares   Exercise Price      Shares   Exercise Price     Shares   Exercise Price
                                         ------   --------------      ------   --------------     ------   -------------
     Outstanding at beginning of year. 2,821,302      $ 3.70        2,091,315      $ 5.01       1,675,491      $ 6.05
     Granted .........................   780,267      $ 5.38        1,072,700      $ 1.80         591,375      $ 3.05
     Exercised .......................  (144,168)     $ 2.28         (184,341)     $ 2.27
     Cancelled .......................  (216,150)     $ 6.82         (158,372)     $ 9.68        (175,551)     $ 8.36
                                        --------                     --------                    --------
     Outstanding at end of year ...... 3,241,251      $ 3.96        2,821,302      $ 3.70       2,091,315      $ 5.01
                                       =========                    =========                   =========

     Options exercisable at year end.. 1,756,517                    1,483,287                   1,093,294
     Weighted average fair value per
        option granted during the year     $1.61                        $0.81                       $0.67

     As of December 31, 2004:
          Range of                                Weighted-Average  Weighted-Average              Weighted-Average
          Exercise                 Number            Remaining          Exercise        Number        Exercise
           Price                Outstanding       Contractual Life       Price       Exercisable       Price
     -----------------          -----------       ----------------  ---------------- -----------  ----------------

     $  1.76 to $  5.00           1,934,184              7.44             $  2.14      1,159,633        $  2.37
     $  5.01 to $ 15.00           1,248,967              7.68             $  6.15        538,784        $  7.17
     $ 15.01 to $ 18.41              58,100              1.46             $ 17.63         58,100        $ 17.63
                                     ------                                               ------        -------
     $  1.76 to $ 18.41           3,241,251              7.42             $  3.96      1,756,517        $  4.35
                                  =========                                            =========
During the year ended December 31, 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee. A restricted stock unit represents the right to receive a share of the Company's common stock. The grant is conditioned upon shareholder approval at the next annual meeting (which approval has been assured as a result of a concurrent signed agreement whereby the Company's three controlling shareholders agreed to vote for approval) and satisfaction of certain performance conditions based on earnings before interest, taxes and depreciation and amortization expense in fiscal 2004, which have been met. The restricted stock units vest at the rate of 20% on May 31, 2005 and 10% per year on April 6, 2006 and each year thereafter. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. Compensation expense for restricted stock awards is recognized based on the intrinsic value method defined by APB 25. The total market value of the shares granted has been recorded as "Unearned Restricted Stock Compensation" and is reported as a separate component in the consolidated statements of shareholders' equity and is being expensed over the vesting period.

10.	INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

         Years Ended December 31                          2004                2003             2002
         -----------------------                          ----                ----             ----
         United States                                 $33,268             $18,287          $(5,948)
         Foreign                                       (16,712)            (10,726)          (2,303)
                                                       -------             -------           ------
         Total                                         $16,556              $7,561          $(8,251)
                                                       =======              ======          =======
The provision (benefit) for income taxes consists of the following (in thousands):

         Years Ended December 31                          2004                2003             2002
         -----------------------                          ----                ----             ----
         Current:
              Federal                                   $8,622              $5,247          $(3,037)
              State                                        565                 709              758
              Foreign                                     (442)              1,214            4,715
                                                          ----               -----            -----
              Total current                              8,745               7,170            2,436
                                                         -----               -----            -----

         Deferred:
              Federal                                      725               1,934           (3,683)
              State                                       (899)               (864)            (604)
              Foreign                                   (2,203)             (3,886)           1,039
                                                        ------              ------            -----
              Total deferred                            (2,377)             (2,816)          (3,248)
                                                        ------              ------           ------

         TOTAL                                          $6,368              $4,354            $(812)
                                                        ======              ======            =====
Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense (benefit) and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

           Years Ended December 31                                          2004             2003           2002
           -----------------------                                          ----             ----           ----
           Income tax (benefit) at Federal statutory rate                 $5,795           $2,646        $(2,888)
           State and local income taxes (benefits) and
               changes in valuation allowances, net of
               federal tax benefit                                          (172)            (100)           100
           Foreign taxes at rates different from the U.S.
               rate and changes in valuation allowances for
               foreign deferred tax assets, net                            2,375              434          2,620
           Non-deductible goodwill impairment                                                 900
           Tax credits                                                      (599)            (660)          (909)
           Adjustment for prior year taxes                                  (588)           1,311
           Other items, net                                                 (443)            (177)           265
                                                                            ----             ----            ---
                                                                          $6,368           $4,354          $(812)
                                                                          ======           ======          =====

The deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                                  2004           2003
                                                                                  ----           ----
           Current:
                 Deductible assets                                               $(699)         $(640)
                 Accrued expenses and other liabilities                          9,885         11,643
                 Non-deductible assets                                           1,179            837
                 Other                                                            (358)          (436)
                 Valuation allowances                                             (413)          (698)
                                                                                  ----           ----
                     Total current                                               9,594         10,706
                                                                                 -----         ------

           Non-current:
                 Net operating loss and credit carryforwards                    17,419         18,170
                 Foreign currency translation adjustments                       (2,816)        (1,635)
                 Accelerated depreciation                                        1,622         (1,539)
                 Intangible and other assets                                    12,031         13,630
                 Other                                                           1,032
                 Valuation allowances                                          (10,643)       (12,953)
                                                                               -------        -------
                     Total non-current                                          18,645         15,673
                                                                                ------         ------

           TOTAL                                                               $28,239        $26,379
                                                                               =======        =======
The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of $11.1 million as of December 31, 2004, since these earnings are indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire from 2005 through 2019 except for carryforwards in the United Kingdom and the Netherlands, which have no expiration. In accordance with SFAS 109 "Accounting for Income Taxes", the Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state net operating loss carryforwards where it is not likely they will be realized. During the year ended December 31, 2004 valuation allowances increased $1,373,000 as a result of additional losses incurred and decreased $3,968,000 for carryforward losses and tax credits utilized for which valuation allowances had been previously provided.

The Company's federal income tax returns for fiscal years 2000 through 2002 are currently being audited by the Internal Revenue Service. Although proposed adjustments have not been received for these years and the outcome of tax audits is always uncertain, management believes the ultimate outcome of the audit will not have a material adverse impact on the Company's consolidated financial statements.

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

At December 31, 2004, the future minimum annual lease payments for related and third-party leases were as follows (in thousands):

                                                                         Third Party   Related Party
                                                         Capitalized      Operating      Operating
                                                           Leases          Leases          Lease         Total
                                                           ------          ------          -----         -----
         2005                                                $403          $8,170           $612        $9,185
         2006                                                 388           7,597            612         8,597
         2007                                                 299           6,960            612         7,871
         2008                                                 125           5,691                        5,816
         2009                                                               5,326                        5,326
         2010-2014                                                          6,924                        6,924
                                                              ---           -----            ---         -----

         Total minimum lease payments                       1,215          40,668         $1,836        43,719
         Less: sublease rental income                                       1,741                        1,741
                                                                            -----                        -----
         Lease obligation net of subleases                                $38,927                      $41,978
                                                                          =======                      =======

         Less amount representing interest                     30
                                                               --
         Present value of minimum capitalized lease
         payments (including current portion of $387)      $1,185
                                                           ======
Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands):

                                                                        December 31,
                                                                     2004         2003
                                                                     ----         ----
                 Furniture and fixtures,  office, computer
                     and other equipment                           $1,680       $1,680
                 Less: Accumulated amortization                       503          123
                                                                      ---          ---
                                                                   $1,177      $ 1,557
                                                                   ======      =======
Annual rent expense aggregated approximately $7,887,000, including $612,000 to related parties, for 2004, $7,693,000, including $612,000 to related parties, for 2003 and $8,164,000, including $1,071,000 to related parties, for 2002.

Litigation - In August 2003 the Company entered into a settlement agreement with a software developer of a new customer order management software system that was being written for the Company's internal use. The specific terms of the settlement agreement are confidential; however, none of the terms had a material effect on the business or the consolidated financial statements of the Company.

The Company has also been named as a defendant in other lawsuits in the normal course of its business, including those involving commercial, tax, employment and intellectual property related claims. Based on discussions with legal counsel, management believes the ultimate resolution of these lawsuits will not have a material effect on the Company's consolidated financial statements.

Contingency - The Company is required to collect sales tax on certain of its sales. In accordance with current laws, approximately 17% of the Company's 2004 domestic sales and 16% of the 2003 and 2002 domestic sales were subject to sales tax. Changes in law could require the Company to collect sales tax in additional states and subject the Company to liabilities related to past sales.

Employee Benefit Plans - The Company's U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees. Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees' contributions. Aggregate expense to the Company for contributions to such plans was approximately $436,000 in 2004, $408,000 in 2003 and $442,000 in 2002.

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

Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash and cash equivalents, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2004 and 2003, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks and the term loan payable are considered to be representative of their respective fair values as their interest rates are based on market rates. The estimated fair value of the Company's mortgage loan payable was $9.0 million at December 31, 2004 and $8.8 million at December 31, 2003.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company's customer base.

12.	SEGMENT AND RELATED INFORMATION (As restated)

The Company operates in one primary business as a reseller of business products to commercial and consumer users. The Company operates and is internally managed in two operating segments, Computer Products and Industrial Products. The Company has also separately disclosed its costs associated with the development of the Company's new web-hosted software application, for which no revenues have been recognized. The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company evaluates segment performance based on income from operations before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as "Corporate and other expenses". The chief operating decision-maker reviews assets and makes capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company described in Note 1.

Financial information relating to the Company's operations by reportable segment was as follows (in thousands):

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                               2004                2003             2002
                                                               ----                ----             ----
       Net Sales:
       ----------
       Computer products                                 $1,776,517          $1,523,815       $1,414,455
       Industrial products                                  151,630             131,921          137,481
                                                            -------             -------          -------
           Consolidated                                  $1,928,147          $1,655,736       $1,551,936
                                                         ==========          ==========       ==========

       Depreciation expense:
       ---------------------
       Computer products                                     $9,081             $12,118          $11,493
       Industrial products                                    1,789               1,555            1,965
       Software application                                     178
       Corporate                                                266                 265              194
                                                                ---                 ---              ---
           Consolidated                                     $11,314             $13,938          $13,652
                                                            =======             =======          =======

       Operating Income (Loss):
       ------------------------
       Computer products                                    $16,873              $9,574          $19,747
       Industrial products                                   10,782               5,036            1,864
       Software application                                  (4,954)             (2,501)
       Corporate and other expenses                          (3,702)             (2,959)         (28,636)
                                                             ------              ------          -------
           Consolidated income (loss) from
           operations                                       $18,999              $9,150          $(7,025)
                                                            =======              ======         =======
Financial information relating to the Company's operations by geographic area was as follows (in thousands):

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                               2004                2003             2002
                                                               ----                ----             ----
       Net Sales:
       ----------
       United States:
       Industrial products                                 $151,630            $131,921         $137,481
       Computer products                                  1,011,118             866,383          810,191
                                                          ---------             -------          -------
       United States total                                1,162,748             998,304          947,672
       Other North America                                   69,704              26,384           16,583
       Europe                                               695,695             631,048          587,681
                                                            -------             -------          -------
           Consolidated                                  $1,928,147          $1,655,736       $1,551,936
                                                         ==========          ==========       ==========

                                                       Dec 31, 2004        Dec 31, 2003
                                                       ------------        ------------
       Long-lived Assets:
       ------------------
       North America - principally United States            $34,654             $36,571
       Europe                                                30,909              32,076
                                                             ------              ------
           Consolidated                                     $65,563             $68,647
                                                            =======             =======
Net sales are attributed to countries based on location of selling subsidiary.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

As described in Note 2, subsequent to the issuance of the Company's financial statements in its Form 10-K for the period ended December 31, 2004, the Company discovered errors related to accounting for inventory at a subsidiary company. These errors were the result of recording errors, which had the effect of overstating inventories and income for the three months and year to date periods ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004. In addition, during its review of its consolidated financial statements for 2004, the Company determined that a correction in the application of its revenue recognition policy was required.

As a result, the condensed consolidated financial statements for the periods ended March 31, 2004 and 2003, June 30, 2004 and 2003, September 30, 2004 and 2003 and December 31, 2004 and 2003 have been restated from the amounts previously reported to properly reflect these items. A summary of the effects of the restatement on the quarterly financial data is as follows (in thousands, except per share data):

Three months ended:             March 31, 2004          June 30, 2004        September 30, 2004        December 31, 2004
                                --------------          -------------        ------------------        -----------------
                               As                      As                      As                       As
                           Previously              Previously              Previously               Previously
                            Reported  As Restated   Reported  As Restated   Reported  As Restated    Reported  As Restated
                            --------  -----------   --------  -----------   --------  -----------    --------  -----------
Sales                       $485,736    $484,507    $430,990    $433,267    $460,271    $457,984     $550,838    $552,389
Cost of sales               $411,597    $408,067    $363,854    $365,740    $387,786    $386,735     $474,215    $481,139
Gross profit                 $74,139     $76,440     $67,136     $67,527     $72,485     $71,249      $76,623     $71,250
Income from operations        $4,522      $6,823      $2,062      $2,453      $5,043      $3,807      $11,289      $5,916
Income before income
    taxes                     $3,875      $6,176      $1,636      $2,027      $4,328      $3,092      $10,634      $5,261
Provision for income taxes    $1,940      $2,486      $1,441      $1,965      $2,155      $1,759       $2,387        $158
Net income                    $1,935      $3,690        $195         $62      $2,173      $1,333       $8,247      $5,103

Net income per common
    share:
Basic                           $.06        $.11        $.01        $.00        $.06        $.04         $.24        $.15
Diluted                         $.05        $.10        $.01        $.00        $.06        $.04         $.23        $.14

Three months ended:             March 31, 2003          June 30, 2003        September 30, 2003        December 31, 2003
                                --------------          -------------        ------------------        -----------------
                               As                      As                      As                       As
                           Previously              Previously              Previously               Previously
                            Reported  As Restated   Reported  As Restated   Reported  As Restated    Reported  As Restated
                            --------  -----------   --------  -----------   --------  -----------    --------  -----------
Sales                       $426,461    $425,255    $388,798    $389,240    $405,011    $403,911     $437,508    $437,330
Cost of sales               $354,610    $353,877    $325,879    $326,142    $338,947    $337,923     $373,309    $372,898
Gross profit                 $71,851     $71,378     $62,919     $63,098     $66,064     $65,988      $64,199     $64,432
Income (loss) from
operations                    $7,938      $7,465     $(1,323)    $(1,144)     $2,514      $2,438         $158        $391
Income (loss) before
    income taxes              $7,724      $7,251     $(1,642)    $(1,463)     $1,972      $1,896        $(356)      $(123)
Provision (benefit) for
    income taxes              $3,127      $2,995        $646        $706        $798        $783        $(219)      $(130)
Net income (loss)             $4,567      $4,256     $(2,288)    $(2,169)     $1,174      $1,113        $(137)         $7

Net income (loss) per
    common share:

Basic                           $.13        $.12       $(.07)      $(.06)       $.03        $.03         $.00        $.00
Diluted                         $.13        $.12       $(.07)      $(.06)       $.03        $.03         $.00        $.00

* * * * * * *

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31:
(in thousands)

                                                     Balance at    Additions
                                                    Beginning of   Charged to                               Balance at
Description                                            Period       Expenses      Write-offs     Other     End of Period
                                                       ------       --------      ----------     -----     -------------
Allowance for sales returns and doubtful accounts
2004                                                   $10,000        $5,079       ($3,761)                   $11,318
2003                                                   $11,275        $3,906       ($5,181)                   $10,000
2002                                                   $11,120        $4,581       ($4,426)                   $11,275

Reserve for excess and obsolete inventory
2004                                                    $9,022        $8,065       $(4,591)       $137        $12,633
2003                                                    $8,262        $5,318       $(4,879)       $321         $9,022
2002                                                    $8,966        $2,469       $(3,441)       $268         $8,262

Allowance for deferred tax assets
2004
   Current                                                $698                       ($285)                      $413
   Noncurrent                                          $12,953        $1,147       ($3,683)        226        $10,643
2003
   Current                                              $1,570                       ($872)                      $698
   Noncurrent                                          $12,705          $785         ($976)       $439        $12,953
2002
   Current                                                            $1,570                                   $1,570
   Noncurrent                                           $8,681        $4,035          ($11)                   $12,705

Product warranty provisions
2004                                                    $2,642          $168         ($799)                    $2,011
2003                                                    $2,849          $473         ($680)                    $2,642
2002                                                    $2,400        $1,266         ($817)                    $2,849

EXHIBIT INDEX

23 31.1 31.2 32.1 32.2	Consent of experts and counsel: Consent of Independent Public Accountants

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