Form 10-Q
period 2005-03-31
SYSTEMAX INC
filed 2006-08-29
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
                                                                                                                                                                                           Yes  [  ]   No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  [  ]    Accelerated filer  [  ]   Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                                                                                                                                                           Yes  [  ]   No  [X]

The number of shares outstanding of the registrant's Common Stock as of July 31, 2006 was 35,021,391.

Explanatory Note

The filing of this Quarterly Report on Form 10-Q was delayed because of the extensive additional work necessary to complete the previously-announced restatement of our Consolidated Financial Statements for the year ended December 31, 2004 and the need to engage a new independent registered public accounting firm as a result of the resignation of Deloitte & Touche LLP. The restatement is set forth in our amendment to our 2004 Annual Report on Form 10-K/A. The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2004 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the quarter ended March 31, 2004, we refer you to Item 8, "Financial Statements and Supplementary Data," Note 2, "Restatement," and Note 13, "Quarterly Financial Data," in our amended 2004 Annual Report on Form 10-K/A.

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

Our Board of Directors has adopted the following corporate governance documents with respect to the Company (the "Corporate Governance Documents"):

•	Corporate Ethics Policy for officers, directors and employees

•	Charter for the Audit Committee of the Board of Directors

•	Charter for the Compensation Committee of the Board of Directors

•	Charter for the Nominating/Corporate Governance Committee of the Board of Directors

•	Corporate Governance Guidelines and Principles

In accordance with the corporate governance rules of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company web site (www.systemax.com) or can be obtained by writing to Systemax Inc., Attention: Board of Directors (Corporate Governance), 11 Harbor Park Drive, Port Washington, NY 11050.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$56,350	$36,257
Accounts receivable, net	140,112	137,706
Inventories, net	180,995	192,774
Prepaid expenses and other current assets	20,363	22,096
Deferred income tax assets, net	9,364	9,594

Total current assets	407,184	398,427
PROPERTY, PLANT AND EQUIPMENT, net	63,678	65,563
DEFERRED INCOME TAXES AND OTHER ASSETS, net	21,032	19,206

TOTAL ASSETS	$491,894	$483,196

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings, including current portions of long-term debt	$32,045	$25,020
Accounts payable	164,394	165,761
Accrued expenses and other current liabilities	58,696	59,639

Total current liabilities	255,135	250,420

LONG-TERM DEBT	8,461	8,639
OTHER LIABILITIES	2,525	1,505
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
Common stock, par value $.01 per share, authorized 150 million shares, issued
38,231,990 shares; outstanding 34,682,718 (2005) and 34,432,799 shares (2004)	382	382
Additional paid-in capital	178,310	180,640
Accumulated other comprehensive income	3,243	3,920
Retained earnings	90,124	87,486
Common stock in treasury at cost - 3,549,272 (2005) and 3,799,191
(2004) shares	(41,694)	(44,630)
Unearned restricted stock compensation	(4,592)	(5,166)

Total shareholders' equity	225,773	222,632

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$491,894	$483,196

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net sales	$537,908	$484,507
Cost of sales	458,133	408,067

Gross profit	79,775	76,440
Selling, general and administrative expenses	72,643	65,575
Restructuring and other charges	1,975	4,042

Income from operations	5,157	6,823
Interest and other expense, net	571	647

Income before income taxes	4,586	6,176
Provision for income taxes	1,948	2,486

Net income	$2,638	$3,690

Net income per common share:
Basic	$.08	$.11

Diluted	$.07	$.10

Weighted average common and common equivalent shares:
Basic	34,472	34,305

Diluted	36,364	35,218

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock, At Cost	Unearned Restricted Stock Compensation	Comprehensive Income (Loss), Net of Tax
Balances, January 1, 2005	34,433	$382	$180,640	$87,486	$3,920	$(44,630)	$(5,166)

Exercise of stock options	250		(2,339)			2,936
Tax benefit of employee
stock plans			9
Change in cumulative
translation adjustment,
net					(677)			$(677)
Amortization of unearned
restricted stock
compensation							574
Net income				2,638				2,638

Total comprehensive income								$1,961

Balances, March 31, 2005	34,683	$382	$178,310	$90,124	$3,243	$(41,694)	$(4,592)

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$2,638	$3,690
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,617	2,995
Provision (benefit) for deferred income taxes	(792)	2,871
Provision for returns and doubtful accounts	2,068	819
Compensation expense related to equity compensation plans	574	800
Loss on dispositions and abandonment	2	508
Tax benefit of employee stock plans	9	79
Changes in operating assets and liabilities:
Accounts receivable	(6,755)	(10,270)
Inventories	11,065	(21,058)
Prepaid expenses and other current assets	911	2,746
Accounts payable, accrued expenses and other current liabilities	653	17,202

Net cash provided by operating activities	12,990	382

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments in property, plant and equipment	(983)	(1,371)
Proceeds from disposals of property, plant and equipment	15	26

Net cash used in investing activities	(968)	(1,345)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds of borrowings from banks	7,474	1,984
Repayments of long-term debt and capital lease obligations	(174)	(442)
Issuance of common stock	597	154

Net cash provided by financing activities	7,897	1,696

EFFECTS OF EXCHANGE RATES ON CASH	174	199

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,093	932
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	36,257	38,702

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 56,350	$ 39,634

See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company, its wholly-owned subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations for the three month periods ended March 31, 2005 and 2004, cash flows for the three month periods ended March 31, 2005 and 2004 and changes in shareholders' equity for the three month period ended March 31, 2005. The December 31, 2004 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2004 and for the year then ended included in the Company's amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results for an entire year.

2.	Stock-based Compensation

The Company has three stock-based compensation plans, two of which are for employees, consultants and advisors and the third of which is for non-employee directors. The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) 148, "Accounting for Stock-Based Compensation – Transition and Disclosure." Accordingly, the Company does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income - as reported	$2,638	$3,690
Add: Stock-based compensation expense included in
reported net income, net of related tax effects	370	516
Deduct: Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects	485	522

Pro forma net income	$2,523	$3,684

Net income per common share - basic:
Net income - as reported	$.08	$.11

Net income - pro forma	$.07	$.11

Net income per common share - diluted:
Net income - as reported	$.07	$.10

Net income - pro forma	$.07	$.10

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield Risk-free interest rate Expected volatility Expected life in years	2005 0% 5.5% 62.0% 2.41	2004 0% 5.9% 58.0% 2.40

3.	Net Income per Common Share

Net income per common share — basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share — diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share — diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 531,000 shares for the three months ended March 31, 2005 and 663,000 shares for the three months ended March 31, 2004 due to their antidilutive effect.

4.	Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders' Equity. For the three month periods ended March 31, comprehensive income was $1,961,000 in 2005 and $3,433,000 in 2004.

5.	Credit Facilities

The Company maintained a $70 million secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company, general intangibles and the Company's shares of stock in its domestic subsidiaries. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of March 31, 2005, except for the required timely submission of financial statements, for which it has obtained a waiver. The credit facility expires and outstanding borrowings thereunder were due on September 30, 2006. As of March 31, 2005, availability under the agreement was $58.9 million. There were outstanding letters of credit of $11.8 million and there were no outstanding advances as of March 31, 2005. The agreement was amended in October 2005 to increase the amount available to $120 million, extend the maturity date to October 2010 and provide for United States and United Kingdom borrowings.

Under the Company's £15 million ($28.3 million at the March 31, 2005 exchange rate) United Kingdom credit facility, which was available to its United Kingdom subsidiaries, at March 31, 2005 there were £9.0 million ($17.0 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility did not have a termination date, but was cancelable by either party with six months notice. Borrowings under the facility were secured by certain assets of the Company's United Kingdom subsidiaries. The facility was terminated in October 2005 and replaced by the expanded revolving credit agreement noted above.

Under the Company's €5 million ($6.5 million at the March 31, 2005 exchange rate) Netherlands credit facility, there were €3.0 million ($3.9 million) of borrowings outstanding at March 31, 2005, with interest payable at a rate of 5.0% per annum. Borrowings under the facility are secured by the subsidiary's accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in November 2006.

6.	Accrued Restructuring Costs

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the quarterly period ended March 31, 2005 and the years ended December 31, 2004, 2003 and 2002 management approved and implemented restructuring actions which included workforce reductions and facility consolidations. The following table summarizes the amounts recognized by the Company as restructuring and other charges for the periods presented (in thousands):

Three months ended March 31, 2004 United States streamlining plan Other severance and exit costs Total restructuring and other charges	2005 $122 1,853 $1,975 =====	2004 $3,695 347 $4,042 =====

2004 United States Streamlining Plan
In the first quarter of 2004, the Company implemented a plan to streamline the back office and warehousing operations in its United States computer businesses. During the first quarter of 2005, the Company recorded $122,000 of additional severance costs in connection with this plan.

Other Severance and Exit Costs
During the first quarter of 2005, the Company implemented plans to streamline operations in its European businesses. The Company recorded $1.9 million of costs related to these actions for severance and benefits for approximately 200 terminated employees during the first three months of 2005. During the first quarter of 2004, the Company recorded $0.3 million of restructuring costs in Europe in connection with workforce reductions, including a consolidation of United Kingdom sales offices.

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the quarter ended March 31, 2005 (in thousands).

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at December 31, 2004	$633	$1,396	$2,029
Charged to expense in 2005	1,975		1,975
Amounts utilized	(1,380)	(267)	(1,647)

Accrued at March 31, 2005	$1,228	$1,129	$2,357

7.	Segment Information

The Company operates in one primary business as a reseller of business products to commercial and consumer users. The Company operates and is internally managed in two operating segments, Computer Products and Industrial Products. Computer Products sales include our Systemax PCs complemented by offerings of other brand name PCs and notebook computers. This segment's sales also include computer related products such as peripherals (hard disks, CD-ROM and DVD drives, printers, scanners and monitors), memory upgrades, data communication and networking equipment, packaged software, digital cameras, plasma televisions and supplies, such as printer cartridges and media (recordable disks, CD's and magnetic tape cartridges). Our Industrial Products sales include storage equipment, such as metal shelving, bins and lockers, light material handling equipment such as forklifts, hand carts and hand trucks, furniture and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items. The Company has also separately disclosed its costs associated with the development of the Company's web-hosted software application, which is being marketed to third parties and for which no revenues have been recognized to date.

The Company's chief operating decision-maker is the Company's Chief Executive Officer. The Company evaluates segment performance based on income from operations before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as "Corporate and other expenses." The chief operating decision-maker reviews assets and makes capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company.

Financial information relating to the Company's operations by reportable segment was as follows (in thousands):

		Three Months Ended March 31,
	2005	2004
Net sales:
Computer products	$497,306	$447,680
Industrial products	40,602	36,827

Consolidated	$537,908	$484,507

Income (loss) from operations:
Computer products	$8,973	$6,518
Industrial products	1,510	2,595
Software application	(1,752)	(1,047)
Corporate and other expenses	(3,574)	(1,243)

Consolidated	$5,157	$6,823

Financial information relating to the Company's operations by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net sales:
United States:
Industrial products	$40,602	$36,827
Computer products	288,553	244,099

United States total	329,155	280,926
Other North America	24,089	14,367

North America total	353,244	295,293
Europe	184,664	189,214

Consolidated	$537,908	$484,507

Revenues are attributed to countries based on the location of selling subsidiary.

8.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaced SFAS 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the recognition of compensation cost relating to share-based payment transactions, including employee stock options, in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its first quarter in 2006. The Company is evaluating the available alternatives of adoption of SFAS 123R. The Company currently accounts for share-based payments using APB Opinion 25‘s intrinsic value method and recognizes no compensation expense for employee stock options as permitted under SFAS 123. See "Stock-based Compensation" above for the effect on reported net income if we had accounted for our stock-based compensation plans using the fair value recognition provisions of SFAS 123. The actual effects of adopting SFAS 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the valuation model we use and estimated forfeiture rates. The Company has not made any modifications to its stock-based compensation plans as a result of the issuance of SFAS 123R. The Company believes the adoption of SFAS 123R will not have a material effect on its consolidated financial statements.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment." SAB 107 provides the SEC staff's position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payments for public companies. The Company will adopt SAB 107 in connection with its adoption of SFAS 123R. The Company is currently reviewing the effects, if any, that the application of SAB 107 will have on the Company's consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also applies to changes required by an accounting pronouncement in the rare case that the pronouncement does not contain specific transition provisions. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP FAS 143-1"), to address the accounting for obligations associated with a European Union's Directive on Waste Electrical and Electronic Equipment (the "Directive"). The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 ("new waste") and products put on the market on or before that date ("historical waste"). FSP FAS 143-1 addresses the accounting for historical waste only and will be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP FAS 143-1 did not have a material impact on the Company's consolidated financial position or results of operations for the EU-member countries which have adopted the law.

In October 2005, the FASB issued FSP FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP FAS 13-1"), which requires the expensing of rental costs associated with ground or building operating leases that are incurred during the construction period. FSP FAS 13-1 is effective in the first reporting period beginning after December 15, 2005. The Company does not expect that this pronouncement will have a material effect on its consolidated financial position or results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "believes", "estimates", "expects", "intends", "plans" and variations thereof and similar expressions are intended to identify forward looking statements.

Forward-looking statements in this report are based on the Company's beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Statements in this report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Condensed Consolidated Financial Statements, describe certain factors, among others, that could contribute to or cause such differences.

Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

We are a direct marketer of brand name and private label products. Our operations are organized in two primary reportable segments – Computer Products and Industrial Products. Our Computer Products segment markets personal desktop computers, notebook computers and computer related products in North America and Europe. We assemble our own PCs and sell them under our own trademarks, which we believe gives us a competitive advantage. We also sell personal computers manufactured by other leading companies, such as Hewlett Packard, E-Machines and Sony. Our Industrial Products segment markets material handling equipment, storage equipment and consumable industrial items in North America. We offer more than 100,000 products and continuously update our product offerings to address the needs of our customers, which include large, mid-sized and small businesses, educational and government entities as well as individual consumers. We reach customers by multiple channels, utilizing relationship marketers, e-commerce web sites, mailed catalogues and retail outlet stores. We also participate in the emerging market for on-demand, web-based software applications through the marketing of our PCS Profitability Suite™ of hosted software, which we began during 2004, and in which we have not yet recognized any revenues and have incurred considerable losses to date. Computers and computer related products account for 92% of our net sales, and, as a result, we are dependent on the general demand for information technology products.

The market for computer products is subject to intense price competition and is characterized by narrow gross profit margins. The North American industrial products market is highly fragmented and we compete against multiple distribution channels. Distribution of information technology and our industrial products is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of leasing warehouse space, maintaining inventory and inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stocking and drop-shipment fulfillment.

The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, and employee benefits. We have made substantial reductions in our workforce and closed or consolidated several facilities over the past several years. In response to poor economic conditions in the United States, we implemented a plan in the first quarter of 2004 to streamline our United States computer business. This plan consolidated duplicative back office and warehouse operations, which resulted in annual savings of approximately $8 million excluding severance and other restructuring costs of approximately $3 million, which were recognized in fiscal 2004. With evidence of a prolonged economic downturn in Europe, we took measures to align our cost structure with expected potentially lower revenues and decreasing gross margins, initiating several cost reduction plans there during 2004 and 2005. Actions taken in 2005 to increase efficiency and profitability in our European operations resulted in the elimination of approximately 240 positions, and are expected to result in approximately $6.0 million in future annual savings excluding the severance and restructuring costs to be recognized in fiscal 2005. We will continue to monitor our costs and evaluate the need for additional actions.

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net sales for the three months ended March 31, 2005 increased 11.0% to $537.9 million compared to $484.5 million in the year-ago quarter. Net sales in the first quarter of 2005 included approximately $151.1 million of internet-related sales, a 25.3% increase from $120.6 million of internet-related sales in the prior year's first quarter. North American sales were $353.2 million, an increase of 19.6% from $295.3 million in the prior year. European sales decreased 2.4%, to $184.7 million (representing 34.3% of worldwide sales) compared to $189.2 million (39.1% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $11.7 million in 2005. Excluding the movements in foreign exchange rates, European sales would have decreased 9.0% from the prior year. Sales as measured in local currencies in each of the European markets we serve decreased in 2005 as a result of continuing weakness in demand for information technology products from business customers. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. Sales of computer products were $312.6 million, a 21.0% increase from $257.3 million of sales in the prior year; and this increase was primarily a result of our continuing internet initiatives. Sales of industrial products increased 10.3% to $40.6 million from $36.8 million in the prior year, continuing the trend in sales growth which began with the improved economic conditions in the United States last year.

Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $79.8 million compared to $76.4 million in the year-ago quarter, an increase of $3.3 million. The gross profit margin was 14.8% in the current period, compared to 15.8% in the year-ago period. The decline in the gross profit margin was due to pricing pressures in the computer products business and increased warehouse costs for staff and supplies related to increased activity levels from a year ago.

Selling, general and administrative expenses for the quarter increased $7.1 million, or 10.8%, to $72.6 million compared to $65.6 million in the first quarter of 2004. This increase resulted primarily from more than $1.8 million of increased costs in Europe due to the effects of changes in foreign exchange rates and $1.2 million of higher credit card processing fees related to the higher sales volume in 2005. We also had increased bad debt expense in the first quarter of 2005 and increased accounting and consulting fees related to the restatement of our 2003 financial statements. Selling, general and administrative expenses as a percentage of net sales remained constant at 13.5% compared to the year-ago quarter.

During the first quarter of 2005 we implemented plans to streamline and restructure the activities of our European computer businesses, resulting in the elimination of approximately 200 positions. We incurred $2.0 million of restructuring costs associated with these plans for staff severance and benefits for terminated employees. In the first quarter of 2004, we implemented a plan to streamline the activities of our United States' computer businesses' back office and warehouse operations and also consolidated our United Kingdom sales offices. We incurred approximately $4.0 million of restructuring costs associated with these actions.

We had income from operations for the current quarter of $5.2 million compared to $6.8 million in the year-ago quarter. We had income from operations of $10.9 million in our North American operations in the current quarter compared to income from operations of $4.3 million last year. We had a loss from operations in Europe of $5.7 million in the first quarter of 2005, compared to income from operations of $2.5 million in the year-ago quarter.

Interest and other expense — net consists principally of interest expense. Interest expense was $712,000 in the first quarter of 2005 and $641,000 in 2004 as a result of increased European short-term borrowings. Interest income earned on invested funds increased slightly in 2005 as a result of higher interest rates on the funds available for investment.

Income tax expense was $1.9 million in the first quarter of 2005 and $2.5 million in the year-ago quarter. The effective income tax rate for the first quarter of 2005 was 42.5%, compared to 40.3% in the year ago period. The effective income tax rate was lower in 2004 as a result of the utilization of a foreign net operating loss for which a full valuation allowance had previously been recorded. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

As a result of the above, net income for the first quarter was $2.6 million, or $.08 per basic share and $.07 per diluted share, compared to $3.7 million, or $.11 per basic and $.10 per diluted share, in the first quarter of 2004.

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

Our working capital was $152.0 million at March 31, 2005, an increase of $4.0 million from $148.0 million at the end of 2004. This was due principally to a $20.1 million increase in cash, a $2.4 million increase in accounts receivable and a $2.3 million decrease in accounts payable and other accrued expenses, offset by an $11.8 million decrease in inventories, a $2.0 million decrease in prepaid expense and other current assets and a $7.0 million increase in short-term borrowings. We decreased our inventory levels in line with our historical sales pattern, maintaining our inventory turnover at 10 times. The increase in our accounts receivable occurred in North America, with the days sales outstanding remaining level at 13 from the end of 2004. Accounts receivable in Europe was substantially unchanged. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

Our cash balance increased to $56.4 million during the three months ended March 31, 2005 from $36.3 million at the end of 2004. Net cash provided by operating activities was $13.0 million for the first three months of 2005, compared to $0.4 million in the same period of 2004. The increase in cash provided by operations in 2005 resulted from changes in our working capital accounts, which provided $5.9 million in cash compared to using $11.4 million of cash in 2004. The improvement resulted primarily from a $11.0 million decrease in inventories in the first three months of 2005 compared to a $21.1 million increase for the same period of the prior year and a $0.7 million decrease in accounts payable, accrued expenses and other current liabilities in the first three months of 2005, compared to a $17.2 million decrease for the same period of the prior year. Cash generated from net income adjusted by other non-cash items provided $7.1 million in 2005, compared to $11.8 million provided by these items in 2004.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2005, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We used $1.0 million of cash in 2005 and $1.3 million in 2004 in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in both periods consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of new retail outlet stores.

Net cash of $7.9 million was provided by financing activities in 2005. Cash of $7.5 million was provided by short-term borrowings under our European credit facilities. We used cash of $0.2 million for payments under long-term borrowing and capital lease agreements. Exercises of stock options provided $0.6 million of cash in 2005. Cash of $1.7 million was provided by financing activities in 2004, including $2.0 million provided from borrowings under our European lines of credit and $0.2 million from the exercise of stock options. This was offset by $0.4 million used to repay long-term obligations.

Under our United States secured revolving credit agreement, which then was $70 million and expired on September 30, 2006, availability as of March 31, 2005 was $58.9 million. There were outstanding letters of credit of $11.8 million and there were no outstanding advances as of March 31, 2005. The agreement was amended in October 2005 to increase the amount available to $120 million, extend the maturity date to October 2010 and provide for United States and United Kingdom borrowings. Under our £15 million ($28.3 million at the March 31, 2005 exchange rate) multi-currency United Kingdom credit facility, which was available to our United Kingdom subsidiaries, at March 31, 2005 there were £9.0 million ($17.0 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility did not have a termination date, but was cancelable by either party on six months notice. Borrowings under the facility were secured by certain assets of our United Kingdom subsidiaries. The United Kingdom facility was terminated in October 2005 and replaced by expanding the United States credit facility to $120 million.

Under our Netherlands €5 million ($6.5 million at the March 31, 2005 exchange rate) credit facility, at March 31, 2005 there were €3.0 million ($3.9 million) of borrowings outstanding under this line with interest payable at a rate of 5.0% per annum. This facility expires in November 2006.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at March 31, 2005 consisted of repayments of borrowings under our credit agreements and long-term borrowings, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company's amended 2004 Annual Report on Form 10-K/A.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, net accounts receivable, inventories, long-lived assets, income taxes and restructuring charges and accruals. The application of each of these critical accounting policies and estimates was discussed in the Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2004. There have been no significant changes in the application of critical accounting policies or estimates during 2005. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaced SFAS 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires the recognition of compensation cost relating to share-based payment transactions, including employee stock options, in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its first quarter in 2006. The Company is evaluating the available alternatives of adoption of SFAS 123R. The Company currently accounts for share-based payments using APB Opinion 25‘s intrinsic value method and recognizes no compensation expense for employee stock options as permitted under SFAS 123. See "Stock-based Compensation" above for the effect on reported net income if we had accounted for our stock-based compensation plans using the fair value recognition provisions of SFAS 123. The actual effects of adopting SFAS 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the valuation model we use and estimated forfeiture rates. The Company has not made any modifications to its stock-based compensation plans as a result of the issuance of SFAS 123R. The Company believes the adoption of SFAS 123R will not have a material effect on its consolidated financial statements.

In March 2005, the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment." SAB 107 provides the SEC staff's position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payments for public companies. The Company will adopt SAB 107 in connection with its adoption of SFAS 123R. The Company is currently reviewing the effects, if any, that the application of SAB 107 will have on the Company's consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also applies to changes required by an accounting pronouncement in the rare case that the pronouncement does not contain specific transition provisions. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP FAS 143-1"), to address the accounting for obligations associated with a European Union's Directive on Waste Electrical and Electronic Equipment (the "Directive"). The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 ("new waste") and products put on the market on or before that date ("historical waste"). FSP FAS 143-1 addresses the accounting for historical waste only and will be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP FAS 143-1 did not have a material impact on the Company's consolidated financial position or results of operations for the EU-member countries which have adopted the law.

In October 2005, the FASB issued FSP FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP FAS 13-1"), which requires the expensing of rental costs associated with ground or building operating leases that are incurred during the construction period. FSP FAS 13-1 is effective in the first reporting period beginning after December 15, 2005. The Company does not expect that this pronouncement will have a material effect on its financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2005 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our European credit facilities and our United Kingdom term loan. As of March 31, 2005, the balance outstanding on our variable rate debt was approximately $31.5 million. In connection with our United Kingdom term loan agreement, effective April 30, 2002 we entered into an interest rate collar agreement to reduce our exposure to market rate fluctuations. At March 31, 2005 the notional amount of the interest rate collar was £5.0 million ($9.3 million at the March 31, 2005 exchange rate) with an interest rate cap of 6.0% and a floor of 4.5%. The fair value of the interest rate collar was zero as of March 31, 2005. The interest rate collar expires on April 30, 2005. Based on our market sensitive instruments as of March 31, 2005, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company establishes and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and reported to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.

Based on their evaluation, as of March 31, 2005, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This conclusion is based on our identification of three material weaknesses in our internal controls over financial reporting as of March 31, 2005. The material weaknesses are:

•	We do not maintain sufficiently and adequately trained personnel resources at certain locations outside of the Company's corporate headquarters with the requisite knowledge and financial reporting expertise to execute a timely financial closing process, address non-routine accounting issues that arise in the normal course of the Company's operations and ensure the timely and accurate preparation of interim and annual financial statements.
•	We have insufficient processes to effectively prepare timely account reconciliations and analyses with thorough documentation and substantiation of certain general ledger accounts resulting in a number of audit adjustments required to be recorded after being identified by our independent registered public accountants.
•	We have insufficient processes to effectively estimate certain liability accounts related to vendor purchases at our Tiger Direct subsidiary. The deficiencies include the lack of sufficient internal control to accurately reconcile and review the estimation processes for these accounts.

As a result of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly reflect the form and substance of transactions and fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

Material Weaknesses Reported for the Years Ended December 31, 2004 and December 31, 2003

As reported in our amended Annual Reports on Form 10-K/A for the years ended December 31, 2004 and December 31, 2003, management was unable to conclude that the Company's internal controls over financial reporting were then effective, as a result of material weaknesses resulting from the ineffectiveness of internal controls over inventory in our United Kingdom and Tiger Direct subsidiaries. We are continuing to evaluate and test the steps taken to improve the effectiveness of our internal controls over financial reporting and we implemented the following changes to further address our material weaknesses:

During 2005, beginning in the first quarter, we implemented a number of remediation measures to address the material weakness related to inventory at our United Kingdom subsidiary. These measures included:

•	Modification of our internal procedures to more accurately identify the types of inventory transactions processed
•	Implementation of additional system reporting to provide more details to enhance the inventory reconciliation process
•	Addition of management-level reviews to support the reconciliation process
•	Implementation of additional review procedures to test cut-off accuracy.

During 2005, beginning in the third quarter, we also implemented remediation measures to address the material weakness related to inventory at our Tiger Direct subsidiary. These measures included:

•	Modification of our internal information technology control procedures to help ensure the accurate compilation of inventory at the end of each financial period
•	Conducting of more frequent physical inventory counts (at least once per quarter) during the last three quarters of fiscal 2005
•	Preparation and analysis of detailed monthly inventory reconciliations, which is supported by additional management review
•	Implementation of additional review procedures to test cut-off accuracy
•	Hiring of a new person to fill a senior managerial position overseeing the subsidiary's accounting staff and also increasing the subsidiary's accounting staff.

While progress is being made to remediate the material weaknesses identified, we are continuing to monitor these processes to further improve our procedures as may be necessary.

Deloitte & Touche LLP, our former independent registered public accounting firm, issued a material weakness letter to the Company which addressed both the weaknesses at the Company's United Kingdom subsidiary and inadequate oversight and control activities on the part of senior management of the Company over its remote subsidiaries. These matters were discussed in detail among management, the audit committee and Deloitte & Touche.

Section 404 of the Sarbanes-Oxley Act

We are not yet subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we are not an accelerated filer. Based on SEC implementing regulations in effect as of June 30, 2006, at the end of fiscal year 2007 Section 404 of the Sarbanes-Oxley Act of 2002 will require that management provide an assessment of the effectiveness of the Company's internal control over financial reporting and that the Company's independent registered public accounting firm will be required to audit that assessment.

We are continuing to work to achieve compliance with the requirements of Section 404. We have dedicated substantial time and resources to documentation and review of our procedures, including the hiring of additional internal audit staff in both the United States and in Europe. We will also evaluate the need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure and the number of accounting systems in use. We have not completed our assessment of our internal control over financial reporting. In addition to the two material weaknesses as of March 31, 2005 discussed under the caption "Disclosure Controls and Procedures," we have identified a number of internal control significant deficiencies, including controls in the information technology area, that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated. While the Company does not believe that the following are currently material weaknesses, they are designated as significant deficiencies as of March 31, 2005:

•	The disparate operating and financial information systems used at certain of our locations have inherent limitations resulting in a control environment heavily reliant upon manual review procedures and adjustments. These deficiencies include inadequate or lack of systems interfaces and the preparation of numerous manual journal entries.
•	Internal control deficiencies in the information technology area include lack of adequate general controls. We lack program change and project management controls, have inadequate segregation of duties between information technology department development and production functions, need formal information technology strategic planning, need formal documentation of information security procedures, need security around user rights to certain application systems and need to implement formal help desk procedures.

We have a significant amount of work to do to remediate the items we have identified. In the course of completing our evaluation and testing we may identify further deficiencies and weaknesses that will need to be addressed and will require remediation. We may not be able to correct all such internal control deficiencies in a timely manner and may find that a material weakness or weaknesses continues to exist. As a result, management may not be able to issue an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, if required.

Changes in Internal Controls Over Financial Reporting

Our management is not aware of any changes in internal control over financial reporting other than those described above that occurred during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on May 24, 2005, three shareholder derivative lawsuits were filed, one in the United States District Court for the Eastern District of New York and two in the Supreme Court of New York, County of Nassau, against various officers and directors of the Company and naming the Company as a nominal defendant in connection with the Company’s restatements of its fiscal year 2003 and 2004 financial statements. The defendants and the Company denied all of the allegations of wrongdoing contained in the complaints. On May 16, 2006, the parties entered into a stipulation of settlement of this case. By order dated July 6, 2006 the United States District Court for the Eastern District of New York approved the settlement and dismissed the federal complaint with prejudice. Pursuant to the settlement the defendants are released from liability and the Company will adopt certain corporate governance principles including the appointment of a lead independent director to, among other things, assist the Board of Directors in assuring compliance with and implementation of the Company's corporate governance jpolicies and pay $300,000 of the legal fees of the plaintiffs. The plaintiffs were directed by the U.S. District Court to move to dismiss the state court actions.

Item 6. Exhibits

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

Date: August 29, 2006	SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer