Form 10-Q
period 2005-06-30
SYSTEMAX INC
filed 2006-08-29
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER 1-13792

Systemax Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3262067 (I.R.S. Employer Identification No.)

11 Harbor Park Drive
Port Washington, New York 11050
(Address of registrant’s principal executive offices)
(516) 608-7000
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2006 was 35,621,391.

Explanatory Note

The filing of this Quarterly Report on Form 10-Q was delayed because of the extensive additional work necessary to complete the previously-announced restatement of our Consolidated Financial Statements for the year ended December 31, 2004 and the need to engage a new independent registered public accounting firm as a result of the resignation of Deloitte & Touche LLP. The restatement is set forth in our amendment to our 2004 Annual Report on Form 10-K/A. The Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2004 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the three and six month periods ended June 30, 2004, we refer you to Item 8, “Financial Statements and Supplementary Data,” Note 2, “Restatement,” and Note 13, “Quarterly Financial Data,” in our amended 2004 Annual Report on Form 10-K/A.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In Thousands, except share data)

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$45,293	$36,257
Accounts receivable, net	133,195	137,706
Inventories, net	173,431	192,774
Prepaid expenses and other current assets	18,984	22,096
Deferred income tax assets, net	9,373	9,594

Total current assets	380,276	398,427

PROPERTY, PLANT AND EQUIPMENT, net	61,190	65,563
DEFERRED INCOME TAXES AND OTHER ASSETS, net	22,617	19,206

TOTAL ASSETS	$464,083	$483,196

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings, including current portions of long-term debt	$23,830	$25,020
Accounts payable	151,447	165,761
Accrued expenses and other current liabilities	52,202	59,639

Total current liabilities	227,479	250,420

LONG-TERM DEBT	8,343	8,639
OTHER LIABILITIES	2,489	1,505

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
Common stock, par value $.01 per share, authorized 150 million shares, issued
38,231,990 shares; outstanding 34,689,650 (2005) and 34,432,799 shares (2004)	382	382
Additional paid-in capital	178,246	180,640
Accumulated other comprehensive income	1,559	3,920
Retained earnings	91,646	87,486
Common stock in treasury at cost - 3,542,340 (2005) and 3,799,191 (2004) shares	(41,612)	(44,630)
Unearned restricted stock compensation	(4,449)	(5,166)

Total shareholders' equity	225,772	222,632

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$464,083	$483,196

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,044,050	$917,774	$506,142	$433,267
Cost of sales	892,910	773,807	434,777	365,740

Gross profit	151,140	143,967	71,365	67,527
Selling, general & administrative expenses	139,781	129,676	67,138	64,101
Restructuring and other charges	3,052	5,015	1,077	973

Income from operations	8,307	9,276	3,150	2,453
Interest and other expense, net	1,076	1,073	505	426

Income before income taxes	7,231	8,203	2,645	2,027
Provision for income taxes	3,071	4,451	1,123	1,965

Net income	$4,160	$3,752	$1,522	$62

Net income per common share:
Basic	$.12	$.11	$.04	$.00

Diluted	$.11	$.11	$.04	$.00

Weighted average common and common equivalent shares:
Basic	34,580	34,338	34,687	34,371

Diluted	35,441	35,227	36,514	35,224

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock, At Cost	Unearned Restricted Stock Compensation	Comprehensive Income (Loss), Net of Tax

Balances, January 1, 2005	34,433	$382	$180,640	$87,486	$3,920	$(44,630)	$(5,166)

Exercise of stock options	257		(2,405)			3,018
Tax benefit of employee
stock plans			11
Change in cumulative
translation adjustment,
net					(2,361)			$(2,361)
Amortization of unearned
restricted stock
compensation							717
Net income				4,160				4,160

Total comprehensive income								$1,799

Balances, June 30, 2005	34,690	$382	$178,246	$91,646	$1,559	$(41,612)	$(4,449)

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$4,160	$3,752
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	5,319	5,856
Provision (benefit) for deferred income taxes	(1,568)	2,997
Provision for returns and doubtful accounts	4,200	1,634
Compensation expense related to equity compensation plans	717	800
Loss on dispositions and abandonment	2	525
Tax benefit of employee stock plans	11	116
Changes in operating assets and liabilities:
Accounts receivable	(7,679)	(8,196)
Inventories	16,444	9,387
Prepaid expenses and other current assets	1,563	1,522
Accounts payable, accrued expenses and other current liabilities	(13,437)	(373)

Net cash provided by operating activities	9,732	18,020

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments in property, plant and equipment	(2,719)	(2,894)
Proceeds from disposals of property, plant and equipment	44	131

Net cash used in investing activities	(2,675)	(2,763)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds of borrowings from banks	426	2,910
Repayments of long-term debt and capital lease obligations	(291)	(878)
Issuance of common stock	613	246

Net cash provided by financing activities	748	2,278

EFFECTS OF EXCHANGE RATES ON CASH	1,230	123

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,035	17,658

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	36,257	38,700

CASH AND CASH EQUIVALENTS - END OF PERIOD	$45,292	$56,358

See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations for the three and six month periods ended June 30, 2005 and 2004, cash flows for the six month periods ended June 30, 2005 and 2004 and changes in shareholders’ equity for the six month period ended June 30, 2005. The December 31, 2004 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2004 and for the year then ended included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the results for an entire year.

2.	Stock-based Compensation

The Company has three stock-based compensation plans, two of which are for employees, consultants and advisors and the third of which is for non-employee directors. The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, the Company does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, “Accounting for Stock-Based Compensation,” (in thousands, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income - as reported	$4,160	$3,752	$1,522	$62
Add: Stock-based compensation expense included in
reported net income, net of related tax effects	462	516	92
Deduct: Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects	698	730	213	208

Pro forma net income (loss)	$3,924	$3,538	$1,401	$(146)

Net income per common share:
Basic:
Net income - as reported	$.12	$.11	$.04	$.00

Net income (loss) - pro forma	$.11	$.10	$.04	$.00

Diluted:
Net income - as reported	$.11	$.11	$.04	$.00

Net income (loss) - pro forma	$.11	$.10	$.04	$.00

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Expected dividend yield	0%	0%
Risk-free interest rate	5.5%	5.9%
Expected volatility	65.0%	58.0%
Expected life in years	2.41	2.40

3.	Net Income per Common Share

Net income per common share — basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share — diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share — diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 524,000 for the six months ended June 30, 2005, 626,000 for the six months ended June 30, 2004, 518,000 for the three months ended June 30, 2005 and 588,000 for the three months ended June 30, 2004 due to their antidilutive effect.

4.	Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the six month periods ended June 30, comprehensive income was $1,799,000 in 2005 and $3,055,000 in 2004. For the three month periods ended June 30, comprehensive income (loss) was $(162,000) in 2005 and $(378,000) in 2004.

5.	Credit Facilities

The Company maintained a $70 million secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The borrowings were secured by all of the domestic accounts receivable and inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of June 30, 2005, except for the required timely submission of financial statements, for which it has obtained a waiver. The credit facility expires and outstanding borrowings thereunder were due on September 30, 2006. As of June 30, 2005, availability under the agreement was $62.2 million. There were outstanding letters of credit of $7.3 million and there were no outstanding advances as of June 30, 2005. The agreement was amended in October 2005 to increase the amount available to $120 million, extend the maturity date to October 2010 and provide for United States and United Kingdom borrowings.

Under the Company’s £15 million ($26.9 million at the June 30, 2005 exchange rate) United Kingdom credit facility, which was available to its United Kingdom subsidiaries, at June 30, 2005 there were £5.5 million ($9.9 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility did not have a termination date, but was cancelable by either party with six months notice. Borrowings under the facility were secured by certain assets of the Company’s United Kingdom subsidiaries. The facility was terminated in October 2005 and replaced by the expanded revolving credit agreement noted above.

Under the Company’s €5 million ($6.1 million at the June 30, 2005 exchange rate) Netherlands credit facility, there were €4.0 million ($4.8 million) of borrowings outstanding at June 30, 2005, with interest payable at a rate of 5.0% per annum. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in November 2006.

6.	Accrued Restructuring Costs

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the six month period ended June 30, 2005 and the years ended December 31, 2004, 2003 and 2002, management approved and implemented restructuring actions which included workforce reductions and facility consolidations. The following table summarizes the amounts recognized by the Company as restructuring and other charges for the periods presented (in thousands):

	Six months		Three months
Periods ended June 30	2005	2004	2005	2004
2004 United States streamlining plan	$122	$3,695
Other severance and exit costs	2,930	1,320	$1,077	$973

Total restructuring and other charges	$3,052	$5,015	$1,077	$973

2004 United States Streamlining Plan
In the first quarter of 2004, the Company implemented a plan to streamline the back office and warehousing operations in its United States computer businesses. During the first quarter of 2005, the Company recorded $122,000 of additional severance costs in connection with this plan.

Other Severance and Exit Costs
In the first quarter of 2005, the Company implemented plans to streamline operations in its European businesses. The Company recorded $2.9 million of costs related to these actions for severance and benefits for approximately 200 terminated employees during the first six months of 2005. During the first six months of 2004, the Company recorded $1.3 million of restructuring costs in Europe in connection with workforce reductions.

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the six month period ended June 30, 2005 (in thousands).

	Severance and Personnel Costs	Other Exit Costs	Total

Accrued at December 31, 2004	$633	$1,396	$2,029
Charged to expense in 2005	3,052		3,052
Amounts utilized	(3,168)	(684)	(3,852)

Accrued at June 30, 2005	$517	$712	$1,229

7.	Segment Information

The Company operates in one primary business as a reseller of business products to commercial and consumer users. The Company operates and is internally managed in two operating segments, Computer Products and Industrial Products. Computer Products sales include our Systemax PCs complemented by offerings of other brand name PCs and notebook computers. This segment’s sales also include computer related products such as peripherals (hard disks, CD-ROM and DVD drives, printers, scanners and monitors), memory upgrades, data communication and networking equipment, packaged software, digital cameras, plasma televisions and supplies, such as printer cartridges and media (recordable disks, CD’s and magnetic tape cartridges). Our Industrial Products sales include storage equipment, such as metal shelving, bins and lockers, light material handling equipment such as forklifts, hand carts and hand trucks, furniture and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items. The Company has also separately disclosed its costs associated with the development of the Company’s web-hosted software application, which is being marketed to third parties and for which no revenues have been recognized to date.

The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on income from operations before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net sales:
Computer products	$958,737	$843,988	$461,431	$396,308
Industrial products	85,313	73,786	44,711	36,959

Consolidated	$1,044,050	$917,774	$506,142	$433,267

Income (loss) from operations:
Computer products	$14,389	$9,555	$5,416	$3,037
Industrial products	3,043	4,918	1,533	2,323
Software application	(3,234)	(2,345)	(1,482)	(1,298)
Corporate and other expenses	(5,891)	(2,852)	(2,317)	(1,609)

Consolidated	$8,307	$9,276	$3,150	$2,453

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net sales:
United States:
Industrial products	$85,313	$73,786	$44,711	$36,959
Computer products	555,366	468,767	266,813	224,668

United States total	640,769	542,553	311,524	261,627
Other North America	46,723	29,458	22,634	15,091

North America total	687,402	572,011	334,158	276,718
Europe	356,648	345,763	171,984	156,549

Consolidated	$1,044,050	$917,774	$506,142	$433,267

Revenues are attributed to countries based on the location of selling subsidiary.

8.	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R replaced SFAS 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the recognition of compensation cost relating to share-based payment transactions, including employee stock options, in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its first quarter in 2006. The Company is evaluating the available alternatives of adoption of SFAS 123R. The Company currently accounts for share-based payments using APB Opinion 25‘s intrinsic value method and recognizes no compensation expense for employee stock options as permitted under SFAS 123. See “Stock-based Compensation” above for the effect on reported net income if we had accounted for our stock-based compensation plans using the fair value recognition provisions of SFAS 123. The actual effects of adopting SFAS 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the valuation model we use and estimated forfeiture rates. The Company has not made any modifications to its stock-based compensation plans as a result of the issuance of SFAS 123R. The Company believes the adoption of SFAS 123R will not have a material effect on its consolidated financial statements.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment.” SAB 107 provides the SEC staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payments for public companies. The Company will adopt SAB 107 in connection with its adoption of SFAS 123R. The Company is currently reviewing the effects, if any, that the application of SAB 107 will have on the Company’s consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also applies to changes required by an accounting pronouncement in the rare case that the pronouncement does not contain specific transition provisions. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP FAS 143-1”), to address the accounting for obligations associated with a European Union’s Directive on Waste Electrical and Electronic Equipment (the “Directive”). The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 (“new waste”) and products put on the market on or before that date (“historical waste”). FSP FAS 143-1 addresses the accounting for historical waste only and will be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s consolidated financial position or results of operations for the EU-member countries which have adopted the law.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”), which requires the expensing of rental costs associated with ground or building operating leases that are incurred during the construction period. FSP FAS 13-1 is effective in the first reporting period beginning after December 15, 2005. The Company does not expect that this pronouncement will have a material effect on its consolidated financial position or results of operations.

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

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, describe certain factors, among others, that could contribute to or cause such differences.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net sales for the three months ended June 30, 2005 increased 16.8% to $506.1 million compared to $433.3 million in the year-ago quarter. Net sales in the second quarter of 2005 included approximately $147.8 million of internet-related sales, a 26.7% increase from $116.7 million of internet-related sales in the prior year’s second quarter. North American sales were $334.2 million, an increase of 20.8% from $276.7 million in the prior year. European sales increased 9.9%, to $172.0 million (representing 34.0% of worldwide sales) compared to $156.5 million (36.1% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $6.5 million in 2005. Excluding the movements in foreign exchange rates, European sales would have decreased 4.0% from the prior year. Sales as measured in local currencies in each of the European markets we serve decreased in 2005 as a result of continuing weakness in demand for information technology products from business customers. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. Sales of computer products were $289.4 million, a 20.7% increase from $239.8 million of sales in the prior year; and this increase was primarily a result of our successful internet-based marketing focus. Sales of industrial products increased 21.0% to $44.7 million from $37.0 million in the prior year, continuing the trend in sales growth which began with the improved economic conditions in the United States last year.

Gross profit was $71.4 million compared to $67.5 million in the year-ago quarter, an increase of $3.9 million. The gross profit margin was 14.1% in the current period, compared to 15.6% in the year-ago period. The decline in the gross profit margin was due to pricing pressures in the computer products business and increased warehouse costs for staff and supplies related to increased activity levels from a year ago.

Selling, general and administrative expenses for the quarter increased $3.0 million, or 4.7%, to $67.1 million compared to $64.1 million in the second quarter of 2004. This increase resulted primarily from approximately $0.8 million of increased costs in Europe due to the effects of changes in foreign exchange rates and $1.1 million of higher credit card processing fees related to the higher sales volume in 2005. We also had increased consulting fees of $0.8 million related to the restatement of our 2004 results in the second quarter of 2005. Selling, general and administrative expenses as a percentage of net sales, however, decreased to 13.3% compared to 14.8% in the year-ago quarter.

During the first quarter of 2005 we initiated plans to streamline and restructure the activities of our European computer businesses. We incurred $1.1 million of additional restructuring costs in the second quarter of 2005 associated with these actions for staff severance and benefits for terminated employees.

We had income from operations for the current quarter of $3.2 million compared to $2.5 million in the year-ago quarter. We had income from operations of $4.9 million in our North American operations in the current quarter compared to income from operations of $5.5 million last year. We had a loss from operations in Europe of $1.8 million in the second quarter of 2005, compared to a loss from operations of $3.0 million in the year-ago quarter.

Interest and other expense — net consists principally of interest expense. Interest expense was $0.7 million in the second quarter of 2005 and $0.8 million in 2004. Interest income on invested funds was comparable in both periods.

Income tax expense was $1.1 million in the second quarter of 2005 and $2.0 million in the year-ago quarter. The effective income tax rate for the second quarter of 2005 was 42.5%, compared to 96.9% in the year ago period. The effective income tax rate was higher in 2004 as a result of increases in the projected losses in tax jurisdictions for which no benefit is currently recognized. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

As a result of the above, net income for the second quarter was $1.5 million, or $.04 per basic and diluted share, compared to $62,000, or $.00 per basic and diluted share, in the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net sales for the three months ended June 30, 2005 increased 13.8% to $1.04 billion compared to $917.8 million in the year-ago quarter. Net sales in the second quarter of 2005 included approximately 298.9 million of internet-related sales, a 26.0% increase from $237.2 million of internet-related sales in the prior year’s second quarter. North American sales were $687.4 million, an increase of 20.2% from $572.0 million in the prior year. European sales increased 3.1%, to $356.6 million (representing 34.2% of worldwide sales) compared to $345.8 million (37.7% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $18.1 million in 2005. Excluding the movements in foreign exchange rates, European sales would have decreased 5.3% from the prior year. Sales as measured in local currencies in each of the European markets we serve decreased in 2005 as a result of continuing weakness in demand for information technology products from business customers. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. Sales of computer products were $602.1 million, a 20.8% increase from $498.2 million of sales in the prior year and was primarily a result of our successful internet-based marketing focus. Sales of industrial products increased 15.6% to $85.3 million from $73.8 million in the prior year, continuing the trend in sales growth which began with the improved economic conditions in the United States last year.

Gross profit was $151.1 million compared to $144.0 million in the year-ago quarter, an increase of $7.2 million. The gross profit margin was 14.5% in the current period, compared to 15.7% in the year-ago period. The decline in the gross profit margin was due to pricing pressures in the computer products business and increased warehouse costs for staff and supplies related to increased activity levels from a year ago.

Selling, general and administrative expenses for the six months increased $10.1 million, or 7.8%, to $139.8 million compared to $129.7 million for the first six months of 2004. This increase resulted primarily from more than $2.7 million of increased costs in Europe due to the effects of changes in foreign exchange rates and $2.2 million of higher credit card processing fees related to the higher sales volume in 2005. We also had increased bad debt expense in the first six months of 2005 and increased consulting fees related to the restatement of our 2004 results. Selling, general and administrative expenses as a percentage of net sales, however, decreased to 13.4% compared to 14.1% in the year-ago period.

During the first quarter of 2005 we initiated plans to streamline and restructure the activities of our European computer businesses. We incurred $3.1 million of restructuring costs associated with these actions during the first six months of 2005 for staff severance and benefits for terminated employees.

We had income from operations for the current period of $8.3 million compared to $9.3 million in the year-ago period. We had income from operations of $15.8 million in our North American operations in the first six months of 2005 compared to income from operations of $9.8 million last year. We had a loss from operations in Europe of $7.5 million in 2005, compared to a loss from operations of $0.5 million in the year-ago period.

Interest and other expense — net consists principally of interest expense. Interest expense was $1.4 million in the first six months of 2005, which was unchanged from 2004. Interest income on invested funds decreased slightly in 2005 as a result of less funds available for investment.

Income tax expense was $3.1 million for the first six months of 2005 and $4.5 million in the year-ago period. The effective income tax rate for 2005 was 42.5%, compared to 54.3% in the year ago period. The effective income tax rate was higher in 2004 as a result of increases in the projected losses in tax jurisdictions for which no benefit is currently recognized. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

As a result of the above, net income for the first six months of 2005 was $4.2 million, or $.12 per basic and $.11 per diluted share, compared to $3.8 million, or $.11 per basic and diluted share, in the first six months of 2004.

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

Our working capital was $152.8 million at June 30, 2005, an increase of $4.8 million from $148.0 million at the end of 2004. This was due principally to a $9.0 million increase in cash, a $1.2 million decrease in short-term borrowings and a $21.7 million decrease in accounts payable and accrued expenses, offset by a $4.5 million decrease in accounts receivable, a $19.3 million decrease in inventories and a $3.3 million decrease in prepaid expenses and other current assets. We decreased our inventories in response to our historical sales pattern, although inventory turnover decreased slightly from 10 to 9.2. The decrease in accounts receivable resulted from our lower sales in the second quarter. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

Our cash balance increased to $45.3 million during the six months ended June 30, 2005 from $36.3 million at the end of 2004. Net cash provided by operating activities was $9.7 million for the first six months of 2005, compared to $18.0 million in the comparable period of 2004. The decrease in cash provided by operations in 2005 resulted from changes in our working capital accounts, which used $3.1 million in cash compared to providing $2.3 million of cash in 2004. This resulted primarily from a $13.4 million decrease in accounts payable, accrued expenses and other current liabilities in the first six months of 2005, compared to a $0.4 million decrease for the same period of the prior year. Cash generated from net income adjusted by other non-cash items provided $12.8 million in 2005, compared to $15.7 million provided by these items in 2004.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2005, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We used $2.7 million of cash in 2005 and $2.8 million in 2004 in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in both periods consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of new retail outlet stores.

Net cash of $0.7 million was provided by financing activities in 2005. Cash of $0.4 million was provided by short-term borrowings under our European credit facilities. We used cash of $0.3 million for payments under long-term borrowing and capital lease agreements. Exercises of stock options provided $0.6 million of cash in 2005. Cash of $2.3 million was provided by financing activities in 2004, including $2.9 million provided from borrowings under our European lines of credit and $0.2 million from the exercise of stock options. This was offset by $0.9 million used to repay long-term obligations.

Under our United States secured revolving credit agreement, which then was $70 million and expired on September 30, 2006, availability as of June 30, 2005 was $62.2 million. There were outstanding letters of credit of $7.3 million and there were no outstanding advances as of June 30, 2005. The agreement was amended in October 2005 to increase the amount available to $120 million, extend the maturity date to October 2010 and provide for United States and United Kingdom borrowings. Under our £15 million ($26.9 million at the June 30, 2005 exchange rate) multi-currency United Kingdom credit facility, which was available to our United Kingdom subsidiaries, at June 30, 2005 there were £5.5 million ($9.9 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility did not have a termination date, but was cancelable by either party on six months notice. Borrowings under the facility were secured by certain assets of our United Kingdom subsidiaries. The United Kingdom facility was terminated in October 2005 and replaced by expanding the United States credit facility to $120 million.

Under our Netherlands €5 million ($6.1 million at the June 30, 2005 exchange rate) credit facility, at June 30, 2005 there were €4.0 million ($4.8 million) of borrowings outstanding under this line with interest payable at a rate of 5.0% per annum. This facility expires in November 2006.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at June 30, 2005 consisted of repayments of borrowings under our credit agreements and long-term borrowings and payments under operating leases for certain of our real property and equipment.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s amended 2004 Annual Report on Form 10-K/A.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, net accounts receivable, inventories, long-lived assets, income taxes and restructuring charges and accruals. The application of each of these critical accounting policies and estimates was discussed in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004. There have been no significant changes in the application of critical accounting policies or estimates during 2005. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

In December 2004, the FASB issued SFAS 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R replaced SFAS 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires the recognition of compensation cost relating to share-based payment transactions, including employee stock options, in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its first quarter in 2006. The Company is evaluating the available alternatives of adoption of SFAS 123R. The Company currently accounts for share-based payments using APB Opinion 25‘s intrinsic value method and recognizes no compensation expense for employee stock options as permitted under SFAS 123. See “Stock-based Compensation” above for the effect on reported net income if we had accounted for our stock-based compensation plans using the fair value recognition provisions of SFAS 123. The actual effects of adopting SFAS 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the valuation model we use and estimated forfeiture rates. The Company has not made any modifications to its stock-based compensation plans as a result of the issuance of SFAS 123R. The Company believes the adoption of SFAS 123R will not have a material effect on its consolidated financial statements.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment.” SAB 107 provides the SEC staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payments for public companies. The Company will adopt SAB 107 in connection with its adoption of SFAS 123R. The Company is currently reviewing the effects, if any, that the application of SAB 107 will have on the Company’s consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also applies to changes required by an accounting pronouncement in the rare case that the pronouncement does not contain specific transition provisions. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP FAS 143-1”), to address the accounting for obligations associated with a European Union’s Directive on Waste Electrical and Electronic Equipment (the “Directive”). The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 (“new waste”) and products put on the market on or before that date (“historical waste”). FSP FAS 143-1 addresses the accounting for historical waste only and will be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s consolidated financial position or results of operations for the EU-member countries which have adopted the law.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”), which requires the expensing of rental costs associated with ground or building operating leases that are incurred during the construction period. FSP FAS 13-1 is effective in the first reporting period beginning after December 15, 2005. The Company does not expect that this pronouncement will have a material effect on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2005 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our European credit facilities and our United Kingdom term loan. As of June 30, 2005, the balance outstanding on our variable rate debt was approximately $23.3 million. Based on our market sensitive instruments as of June 30, 2005, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company establishes and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and reported to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Based on their evaluation, as of June 30, 2005, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on our identification of three material weaknesses in our internal controls over financial reporting as of June 30, 2005. The material weaknesses are:

•	We do not maintain sufficiently and adequately trained personnel resources at certain locations outside of the Company’s corporate headquarters with the requisite knowledge and financial reporting expertise to execute a timely financial closing process, address non-routine accounting issues that arise in the normal course of the Company’s operations and ensure the timely and accurate preparation of interim and annual financial statements.
•	We have insufficient processes to effectively prepare timely account reconciliations and analyses with thorough documentation and substantiation of certain general ledger accounts resulting in a number of audit adjustments required to be recorded after being identified by our independent registered public accountants.
•	We have insufficient processes to effectively estimate certain liability accounts related to vendor purchases at our Tiger Direct subsidiary. The deficiencies include the lack of sufficient internal control to accurately reconcile and review the estimation processes for these accounts.

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

Material Weaknesses Reported for the Years Ended December 31, 2004 and December 31, 2003

As reported in our amended Annual Reports on Form 10-K/A for the years ended December 31, 2004 and December 31, 2003, management was unable to conclude that the Company’s internal controls over financial reporting were then effective, as a result of material weaknesses resulting from the ineffectiveness of internal controls over inventory in our United Kingdom and Tiger Direct subsidiaries. We are continuing to evaluate and test the steps taken to improve the effectiveness of our internal controls over financial reporting and we implemented the following changes to further address our material weaknesses:

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

During 2005, beginning in the third quarter, we also implemented remediation measures to address the material weakness related to inventory at our Tiger Direct subsidiary. These measures included:

•	Modification of our internal information technology control procedures to help ensure the accurate compilation of inventory at the end of each financial period
•	Conducting of more frequent physical inventory counts (at least once per quarter) during the last three quarters of fiscal 2005
•	Preparation and analysis of detailed monthly inventory reconciliations, which is supported by additional management review
•	Implementation of additional review procedures to test cut-off accuracy
•	Hiring of a new person to fill a senior managerial position overseeing the subsidiary’s accounting staff and also increasing the subsidiary’s accounting staff.

While progress is being made to remediate the material weaknesses identified, we are continuing to monitor these processes to further improve our procedures as may be necessary.

Deloitte & Touche LLP, our former independent registered public accounting firm, issued a material weakness letter to the Company which addressed both the weaknesses at the Company’s United Kingdom subsidiary and inadequate oversight and control activities on the part of senior management of the Company over its remote subsidiaries. These matters were discussed in detail among management, the audit committee and Deloitte & Touche.

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

We are continuing to work to achieve compliance with the requirements of Section 404. We have dedicated substantial time and resources to documentation and review of our procedures, including the hiring of additional internal audit staff in both the United States and in Europe. We will also evaluate the need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure and the number of accounting systems in use. We have not completed our assessment of our internal control over financial reporting. In addition to the two material weaknesses as of March 31, 2005 discussed under the caption “Disclosure Controls and Procedures,” we have identified a number of internal control significant deficiencies, including controls in the information technology area, that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated. While the Company does not believe that the following are currently material weaknesses, they are designated as significant deficiencies as of June 30, 2005:

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

We have a significant amount of work to do to remediate the items we have identified. In the course of completing our evaluation and testing we may identify further deficiencies and weaknesses that will need to be addressed and will require remediation. We may not be able to correct all such internal control deficiencies in a timely manner and may find that a material weakness or weaknesses continues to exist. As a result, management may not be able to issue an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, if required.

Changes in Internal Controls Over Financial Reporting

Our management is not aware of any other changes in internal control over financial reporting other than those described above that occurred during the quarter ended June 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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