Form 10-Q
period 2005-09-30
SYSTEMAX INC
filed 2006-08-29
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2006 was 35,021,391.

Explanatory Note

The filing of this Quarterly Report on Form 10-Q was delayed because of the extensive additional work necessary to complete the previously-announced restatement of our Consolidated Financial Statements for the year ended December 31, 2004 and the need to engage a new independent registered public accounting firm as a result of the resignation of Deloitte & Touche LLP. The restatement is set forth in our amendment to our 2004 Annual Report on Form 10-K/A. The Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2004 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the three and nine month periods ended September 30, 2004, we refer you to Item 8, “Financial Statements and Supplementary Data,” Note 2, “Restatement,” and Note 13, “Quarterly Financial Data,” in our amended 2004 Annual Report on Form 10-K/A.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In Thousands, except share data)

     September 30,
2005
(Unaudited)
     December 31,
2004

ASSETS:

CURRENT ASSETS:

Cash and cash equivalents
$51,495

$36,257

Accounts receivable, net
131,003

137,706

Inventories, net
174,459

192,774

Prepaid expenses and other current assets
19,501

22,096

Deferred income tax assets, net
9,149

9,594

Total current assets
385,607

398,427

PROPERTY, PLANT AND EQUIPMENT, net
58,965

65,563

DEFERRED INCOME TAXES AND OTHER ASSETS, net
25,437

19,206

TOTAL ASSETS
$470,009

$483,196

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:

Short-term borrowings, including current portions of long-term debt
$26,091

$25,020

Accounts payable
148,021

165,761

Accrued expenses and other current liabilities
55,546

59,639

Total current liabilities
229,658

250,420

LONG-TERM DEBT
8,174

8,639

OTHER LIABILITIES
2,439

1,505

SHAREHOLDERS' EQUITY:

Preferred stock, par value $.01 per share, authorized 25 million shares, issued none

Common stock, par value $.01 per share, authorized 150 million shares, issued

38,231,990 shares; outstanding 34,712,560 (2005) and 34,432,799 shares (2004)
382

382

Additional paid-in capital
178,032

180,640

Accumulated other comprehensive income
1,451

3,920

Retained earnings
95,521

87,486

Common stock in treasury at cost - 3,519,430 (2005) and 3,799,191 (2004) shares
(41,343
)
(44,630
)

Unearned restricted stock compensation
(4,305
)
(5,166
)

Total shareholders' equity
229,738

222,632

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
$470,009

$483,196

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In Thousands, except per share amounts)

     Nine Months Ended
September 30,
     Three Months Ended
September 30,

2005
2004
2005
2004

Net sales
$1,532,552
$1,375,758
$488,502
$457,984

Cost of sales
1,310,932
1,160,542
418,022
386,735

Gross profit
221,620
215,216
70,480
71,249

Selling, general & administrative expenses
201,806
196,092
62,025
66,416

Restructuring and other charges
3,494
6,041
442
1,026

Income from operations
16,320
13,083
8,013
3,807

Interest and other expense, net
2,352
1,788
1,276
715

Income before income taxes
13,968
11,295
6,737
3,092

Provision for income taxes
5,933
6,210
2,862
1,759

Net income
$8,035
$5,085
$3,875
$1,333

Net income per common share:

Basic
$.23
$.15
$.11
$.04

Diluted
$.22
$.14
$.11
$.04

Weighted average common and common equivalent shares:

Basic
34,619
34,358
34,695
34,399

Diluted
36,479
35,273
36,552
35,272

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

$(44,630
)
$(5,166
)

Exercise of stock options
280

(2,619
)

3,287

Tax benefit of employee

stock plans

11

Change in cumulative

translation adjustment,

net

(2,469
)

$(2,469
)

Amortization of unearned

restricted stock

compensation

861

Net income

8,035

8,035

Total comprehensive income

$5,566

Balances, Sept. 30, 2005
34,713

$382

$178,032

$95,521

$1,451

$(41,343
)
$(4,305
)

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

     Nine Months
Ended September 30,

2005
2004

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income
$8,035

$5,085

Adjustments to reconcile net income to net cash provided by (used in)

operating activities:

Depreciation and amortization
8,017

8,623

Provision (benefit) for deferred income taxes
(4,053
)
446

Provision for returns and doubtful accounts
4,531

2,069

Compensation expense related to equity compensation plans
861

800

Loss on dispositions and abandonment
736

525

Tax benefit of employee stock plans
11

134

Changes in operating assets and liabilities:

Accounts receivable
(6,442
)
(2,526
)

Inventories
15,170

(3,061
)

Prepaid expenses and other current assets
882

(5,799
)

Accounts payable, accrued expenses and other current liabilities
(12,488
)
23,457

Net cash provided by operating activities
15,260

29,753

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Investments in property, plant and equipment
(4,450
)
(5,528
)

Proceeds from disposals of property, plant and equipment
253

978

Net cash used in investing activities
(4,197
)
(4,550
)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds (repayments) of borrowings from banks
3,043

(6,079
)

Repayments of long-term debt and capital lease obligations
(454
)
(1,322
)

Issuance of common stock
668

278

Net cash provided by (used in) financing activities
3,257

(7,123
)

EFFECTS OF EXCHANGE RATES ON CASH
918

512

NET INCREASE IN CASH AND CASH EQUIVALENTS
15,238

18,592

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
36,257

38,700

CASH AND CASH EQUIVALENTS - END OF PERIOD
$51,495

$57,292

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations for the three and nine month periods ended September 30,
2005 and 2004, cash flows for the nine month periods ended September 30, 2005 and 2004 and changes in shareholders’ equity for the nine month period ended September 30, 2005. The December 31, 2004 Condensed Consolidated Balance
Sheet has been derived from the audited consolidated financial statements included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December
31, 2004 and for the year then ended included in the Company’s amended
Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results for an entire year.

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

     Nine Months Ended
September 30,
     Three Months Ended
September 30,

2005
2004
2005
2004

Net income - as reported
$8,035
$5,085
$3,875
$1,333

Add: Stock-based compensation expense included in

reported net income, net of related tax effects
555
516
93

Deduct: Stock-based employee compensation expense

determined under fair value based method, net of

related tax effects
892
824
194
94

Pro forma net income (loss)
$7,698
$4,777
$3,774
$1,239

Net income per common share:

Basic:

Net income - as reported
$.23
$.15
$.11
$.04

Net income (loss) - pro forma
$.22
$.14
$.11
$.04

Diluted:

Net income - as reported
$.22
$.14
$.11
$.04

Net income (loss) - pro forma
$.21
$.14
$.10
$.04

The fair value of options granted was estimated on the date of grant using the
Black-Scholes option-pricing model with the following assumptions:

2005
2004

Expected dividend yield
0%
0%

Risk-free interest rate
5.5%
5.9%

Expected volatility
62.0%
58.0%

Expected life in years
2.41
2.40

3.

Net Income per Common Share

Net income per common share — basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share — diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share — diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was
512,000 for the nine months ended September 30, 2005, 601,000 for the nine months ended September 30, 2004, 488,000 for the three months ended September
30, 2005 and 553,000 for the three months ended September 30, 2004 due to their antidilutive effect.

4.

Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, net of tax, and is included in the Condensed
Consolidated Statement of Shareholders’ Equity. For the nine month periods ended September 30, comprehensive income was $5,566,000 in 2005 and $3,991,000 in 2004. For the three month periods ended September 30, comprehensive income was $3,767,000 in 2005 and $936,000 in 2004.

5.

Credit Facilities

The Company maintained a $70 million secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United
States. The borrowings are secured by all of the domestic accounts receivable and inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries. The revolving credit agreement contains certain financial and other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of September 30, 2005, except for the required timely submission of financial statements, for which it has obtained a waiver.
The credit facility expires and outstanding borrowings thereunder were due on
September 30, 2006. As of September 30, 2005, availability under the agreement was $62.8 million. There were outstanding letters of credit of $7.7 million and there were no outstanding advances as of September 30, 2005. The agreement was amended in October 2005 to increase the amount available to $120 million, extend the expiration date to October 2010 and provide for United States and United
Kingdom borrowings.

Under the Company’s £15 million ($26.5 million at the September 30,
2005 exchange rate) United Kingdom credit facility, which was available to its
United Kingdom subsidiaries, at September 30, 2005 there were £8.1 million
($14.3 million) of borrowings outstanding with interest payable at a rate of
5.87%. The facility did not have a termination date, but was cancelable by either party with six months notice. Borrowings under the facility were secured by certain assets of the Company’s United Kingdom subsidiaries. The facility was terminated in October 2005 and replaced by the expanded revolving credit agreement noted above.

Under the Company’s €5 million ($6.0 million at the September 30, 2005 exchange rate) Netherlands credit facility, there were €2.5 million ($3.0 million) of borrowings outstanding at September 30, 2005, with interest payable at a rate of 5.0% per annum. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in November
2006.

6.

Accrued Restructuring Costs

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.
During the nine month period ended September 30, 2005 and the years ended
December 31, 2004, 2003 and 2002, management approved and implemented restructuring actions which included workforce reductions and facility consolidations. The following table summarizes the amounts recognized by the
Company as restructuring and other charges for the periods presented (in thousands):

Nine months
Three months

Periods ended September 30
2005
2004
2005
2004

2004 United States streamlining plan

$122

$3,695

2003 United States warehouse consolidation plan

602

$602

Other severance and exit costs
3,372

1,744

$442

424

Total restructuring and other charges
$3,494

$6,041

$442

$1,026

2004 United States Streamlining Plan

In the first quarter of 2004, the Company implemented a plan to streamline the back office and warehousing operations in its United States computer businesses.
During the first quarter of 2005, the Company recorded $122,000 of additional severance costs in connection with this plan.

2003 United States Warehouse Consolidation Plan

In the fourth quarter of 2003, the Company implemented a plan to consolidate the warehousing facilities in its United States computer supplies business. The
Company recorded $602,000 of additional exit costs in the third quarter of 2005 related to this plan.

Other Severance and Exit Costs

In the first quarter of 2005, the Company implemented plans to streamline operations in its European businesses. The Company recorded $3.4 million of costs related to these actions for severance and benefits for approximately 200 terminated employees during the first nine months of 2005. During the first nine months of 2004, the Company recorded $1.7 million of restructuring costs in
Europe in connection with workforce reductions.

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the nine months ended
September 30, 2005 (in thousands).

     Severance and
Personnel Costs
     Other
Exit Costs
Total

Accrued at December 31, 2004

$633

$1,396

$2,029

Charged to expense in 2005
3,494

3,494

Amounts utilized
(3,749
)
(808
)
(4,557
)

Accrued at September 30, 2005
$378

$588

$966

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

     Nine Months Ended
September 30,
     Three Months Ended
September 30,

2005
2004
2005
2004

Net sales:

Computer products
$1,401,446

$1,263,135

$442,709

$419,147

Industrial products
131,106

112,623

45,793

38,837

Consolidated
$1,532,552

$1,375,758

$488,502

$457,984

Income (loss) from operations:

Computer products
$23,340

$23,340

$8,951

$13,785

Industrial products
5,157

5,157

2,114

239

Software application
(4,977
)
(3,731
)
(1,743
)
(1,386
)

Corporate and other expenses
(7,200
)
(11,683
)
(1,309
)
(8,831
)

Consolidated
$16,320

$13,083

$8,013

$3,807

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

     Nine Months Ended
September 30,
     Three Months Ended
September 30,

2005
2004
2005
2004

Net sales:

United States:

Industrial products
$131,106

$112,623

$45,793

$38,837

Computer products
815,336

713,061

259,970

244,294

United States total
946,442

825,684

305,763

283,131

Other North America
68,233

45,313

21,510

15,855

North America total
1,014,675

870,997

327,273

298,986

Europe
517,877

504,761

161,229

158,998

Consolidated
$1,532,552

$1,375,758

$488,502

$457,984

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three
Months Ended September 30, 2004

Net sales for the three months ended September 30, 2005
increased 6.7% to $488.5 million compared to $458.0 million in the year-ago quarter. Net sales in the third quarter of 2005 included approximately $147.6 million of internet-related sales, a 21.9% increase from $121.1 million of internet-related sales in the prior year’s third quarter. North American sales were $327.3 million, an increase of 9.5% from $299.0 million in the prior year. European sales increased 1.4%, to $161.2 million (representing 32.3% of worldwide sales) compared to $159.0 million (34.7% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates unfavorably impacted the
European sales comparison by approximately $0.5 million in the third quarter of
2005. Excluding the movements in foreign exchange rates, European sales would have increased 0.3% from the prior year. Sales as measured in local currencies, which had been declining in the first half of the year in each of the European markets we serve, began to show modest increases in some of these markets in the third quarter. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. Sales of computer products were $281.5 million, an 8.2% increase from $260.1 million of sales in the prior year and was primarily a result of our successful internet-based marketing focus. Sales of industrial products increased 17.9% to $45.8 million from $38.8 million in the prior year, continuing the trend in sales growth which began with the improved economic conditions in the United States last year.

Gross profit was $70.5 million compared to $71.2 million in the year-ago quarter, a decrease of $0.8 million. The gross profit margin was 14.4%
in the current period, compared to 15.6% in the year-ago period. The decline in the gross profit margin was due to pricing pressures in the computer products business and increased warehouse costs for staff and supplies related to increased activity levels from a year ago.

Selling, general and administrative expenses for the quarter decreased $4.4 million, or 6.6%, to $62.0 million compared to $66.4 million in the third quarter of 2004. This decrease resulted primarily from a $1.4 million decrease in bad debt expense and a $2.0 million decrease in net advertising expense. Selling, general and administrative expenses as a percentage of net sales decreased to 12.7% compared to 14.5% in the year-ago quarter.

During the first quarter of 2005 we initiated plans to
streamline and restructure the activities of our European computer businesses, resulting in the elimination of approximately 200 positions. We incurred $0.6 million of restructuring costs during the third quarter of 2005 associated with these actions for staff severance and benefits for terminated employees.

We had income from operations for the current quarter of $8.0 million compared to $3.8 million in the year-ago quarter. We had income from operations of $7.0 million in our North American operations in the current quarter compared to income from operations of $7.2 million last year. We had income from operations in Europe of $1.0 million in the third quarter of 2005, compared to a loss from operations of $3.4 million in the year-ago quarter.

Interest and other expense — net consists principally of
interest expense. Interest expense was $0.6 million in the third quarter of 2005 and $0.9 million in 2004. Interest income on invested funds increased slightly in 2005 as a result of more cash available for investment.

Income tax expense was $2.9 million in the third quarter of 2005 and $1.8 million in the year-ago quarter. The effective income tax rate for the third quarter of 2005 was 42.5%, compared to 56.9% in the year ago period. The effective income tax rate was higher in 2004 as a result of increases in the projected losses in tax jurisdictions for which no benefit is currently recognized. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

As a result of the above, net income for the third quarter was
$3.9 million, or $.11 per basic and diluted share, compared to $1.3 million, or
$.04 per basic and diluted share, in the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months
Ended September 30, 2004

Net sales for the nine months ended September 30, 2005 increased
11.4% to $1.53 billion compared to $1.38 billion in the year-ago period. Net sales in the first nine months of 2005 included approximately 446.5 million of internet-related sales, a 24.6% increase from $358.3 million of internet-related sales in the prior year. North American sales were $1.01 billion, an increase of
16.5% from $871.0 million in the prior year. European sales increased 2.6%, to
$517.9 million (representing 33.8% of worldwide sales) compared to $504.8 million (36.7% of worldwide sales) in the year-ago period. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $17.5 million in 2005. Excluding the movements in foreign exchange rates, European sales would have decreased 3.5% from the prior year. Sales as measured in local currencies in each of the European markets we serve decreased in 2005 as a result of continuing weakness in demand for information technology products from business customers. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups.
Sales of computer products were $883.6 million, a 16.5% increase from $758.4 million of sales in the prior year and was primarily a result of our successful internet-based marketing focus. Sales of industrial products increased 16.4% to
$131.1 million from $112.6 million in the prior year, continuing the trend in sales growth which began with the improved economic conditions in the United
States last year.

Gross profit was $221.6 million compared to $215.2 million in the year-ago nine month period, an increase of $6.4 million. The gross profit margin was 14.5% in the current year, compared to 15.6% in the year-ago period.
The decline in the gross profit margin was due to pricing pressures in the computer products business and increased warehouse costs for staff and supplies related to increased activity levels from a year ago.

Selling, general and administrative expenses for the nine months increased $5.7 million, or 2.9%, to $201.8 million compared to $196.1 million for the first nine months of 2004. This increase resulted primarily from more than $2.8 million of increased costs in Europe due to the effects of changes in foreign exchange rates and $2.8 million of higher credit card processing fees related to the higher sales volume in 2005. We also had increased consulting fees related to the restatement of our 2004 results which were offset by reductions in other operating expenses. Selling, general and administrative expenses as a percentage of net sales, however, decreased to 13.2% compared to
14.3% in the year-ago period.

During the first quarter of 2005 we initiated plans to
streamline and restructure the activities of our European computer businesses.
We incurred $3.5 million of restructuring costs associated with these actions in the first nine months of 2005 for staff severance and benefits for terminated employees.

We had income from operations for the first nine months of 2005 of $16.3 million compared to $13.1 million in the year-ago period. We had income from operations of $22.8 million in our North American operations in the current year compared to income from operations of $16.9 million last year. We had a loss from operations in Europe of $6.5 million in the first nine months of 2005, compared to a loss from operations of $3.8 million in the year-ago period.

Interest and other expense — net consists principally of
interest expense. Interest expense was $1.4 million in the first nine months of
2005, which was unchanged from 2004. Interest income on invested funds increased slightly in 2005 as a result of less funds available for investment.

Income tax expense was $5.9 million for the first nine months of
2005 and $6.2 million in the year-ago period. The effective income tax rate for
2005 was 42.5%, compared to 55.0% in the year ago period. The effective income tax rate was higher in 2004 as a result of increases in the projected losses in tax jurisdictions for which no benefit is currently recognized. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

As a result of the above, net income for the first nine months of 2005 was $8.0 million, or $.23 per basic and $.22 per diluted share, compared to $5.1 million, or $.15 per basic and $.14 per diluted share, in the first nine months of 2004.

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

Our working capital was $155.9 million at September 30, 2005, an increase of $7.9 million from $148.0 million at the end of 2004. This was due principally to a $15.2 million increase in cash and a $21.8 million decrease in accounts payable and accrued expenses, offset by a $6.7 million decrease in accounts receivable, an $18.3 million decrease in inventories, a $3.0 million decrease in prepaid expenses and other current assets and a $1.1 million increase in short-term borrowings. Our inventories increased slightly from the end of the prior quarter, but were still considerably lower than at the beginning of the year. Inventory turnover decreased slightly from 10 to 9.7.
Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

Our cash balance increased to $51.5 million during the nine
months ended September 30, 2005 from $36.3 million at the end of 2004. Net cash provided by operating activities was $15.3 million for the first nine months of
2005, compared to $29.8 million in the same period of 2004. The decrease in cash provided by operations in 2005 resulted from changes in our working capital accounts, which used $2.9 million in cash compared to providing $12.1 million of cash in 2004. The improvement resulted primarily from a $12.5 million decrease in accounts payable, accrued expenses and other current liabilities in the first nine months of 2005, compared to a $23.5 million increase for the same period of the prior year. Cash generated from net income adjusted by other non-cash items provided $18.1 million in 2005, compared to $17.7 million provided by these items in 2004.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2005, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We used $4.2 million of cash in 2005 and $4.6 million in 2004 in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in both periods consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of new retail outlet stores.

Net cash of $3.3 million was provided by financing activities in
2005. Cash of $3.0 million was provided by short-term borrowings under our
European credit facilities. We used cash of $0.5 million for payments under long-term borrowing and capital lease agreements. Exercises of stock options provided $0.7 million of cash in 2005. Cash of $7.1 million was used in financing activities in 2004, including $6.1 million to repay borrowings under our European lines of credit and $1.3 million to repay long-term obligations.
This was offset by $0.3 provided by exercises of stock options.

Under our United States secured revolving credit agreement,
which then was $70 million and expired on September 30, 2006, availability as of
September 30, 2005 was $62.8 million. There were outstanding letters of credit of $7.7 million and there were no outstanding advances as of June 30, 2005. The agreement was amended in October 2005 to increase the amount available to $120 million, extend the maturity date to October 2010 and provide for United States and United Kingdom borrowings. Under our £15 million ($26.5 million at the
September 30, 2005 exchange rate) multi-currency United Kingdom credit facility, which was available to our United Kingdom subsidiaries, at September 30, 2005 there were £8.1 million ($14.3 million) of borrowings outstanding with interest payable at a rate of 5.87%. The facility did not have a termination date, but was cancelable by either party on six months notice. Borrowings under the facility were secured by certain assets of our United Kingdom subsidiaries.
The United Kingdom facility was terminated in October 2005 and replaced by expanding the United States credit facility to $120 million.

Under our Netherlands €5 million ($6.0 million at the
September 30, 2005 exchange rate) credit facility, at September 30, 2005 there were €2.5 million ($3.0 million) of borrowings outstanding under this line with interest payable at a rate of 5.0% per annum. This facility expires in
November 2006.

We also have certain obligations with various parties that
include commitments to make future payments. Our principal commitments at
September 30, 2005 consisted of repayments of borrowings under our credit agreements and long-term borrowings and payments under operating leases for certain of our real property and equipment.

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
dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2005 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates
relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our European credit facilities and our United
Kingdom term loan. As of September 30, 2005, the balance outstanding on our variable rate debt was approximately $25.5 million. Based on our market sensitive instruments as of September 30, 2005, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

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

Based on their evaluation, as of September 30, 2005, the Chief
Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)
under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on our identification of three material weaknesses in our internal controls over financial reporting as of September 30, 2005. The material weaknesses are:

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

We are continuing to work to achieve compliance with the
requirements of Section 404. We have dedicated substantial time and resources to documentation and review of our procedures, including the hiring of additional internal audit staff in both the United States and in Europe. We will also evaluate the need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure and the number of accounting systems in use. We have not completed our assessment of our internal control over financial reporting. In addition to the two material weaknesses as of March 31, 2005 discussed under the caption “Disclosure Controls and Procedures,” we have identified a number of internal control significant deficiencies, including controls in the information technology area, that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated. While the Company does not believe that the following are currently material weaknesses, they are designated as significant deficiencies as of September 30, 2005:

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

Changes in Internal Controls Over Financial Reporting

Our management is not aware of any changes in internal control over financial reporting other than those described above that occurred during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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