Form 10-K
period 2005-12-31
SYSTEMAX INC
filed 2006-08-29
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________ Commission File Number: 1-13792

________________________

Systemax Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3262067 (I.R.S. Employer Identification No.)

11 Harbor Park Drive
Port Washington, New York 11050
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (516) 608-7000

_____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $ .01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

_________________

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                     Yes [   ] No [X]

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                     Yes [   ] No [X]

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [   ] No [X]

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

           Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

            The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $63,158,000. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

          The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 35,021,391 shares.

           Documents incorporated by reference: None.

Explanatory Note

The filing of this Annual Report on Form 10-K was delayed because of the extensive additional work necessary to complete our previously-announced restatement of our Consolidated Financial Statements for the year ended December 31, 2004 and the need to engage a new independent registered public accounting firm as a result of the resignation of Deloitte & Touche LLP. The restatement is set forth in our amendment to our 2004 Annual Report on Form 10-K/A, filed on November 22, 2005. The Consolidated Balance Sheet as of December 31, 2004, the Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the years ended December 31, 2004 and 2003 and the Selected Financial Data for the years ended December 31, 2004, 2003, 2002 and 2001 in Item 6 in this report are presented as previously restated. For information on the restatement and the impact of the restatement on our financial statements we refer you to Item 8, “Financial Statements and Supplementary Data,” Note 2, “Restatement of Previously Filed Financial Statements.”

TABLE OF CONTENTS

Part I Item 1.	Business	2
General
Recent Developments
Products
Sales and Marketing
Customer Service, Order Fulfillment and Support
Suppliers
Research and Development
Competition and Other Market Factors
Employees
Environmental Matters
Financial Information About Foreign and Domestic Operations
Available Information	2 3 3 4 5 6 6 6 7 7 7 8
Item 1A. Item 1B. Item 2. Item 3. Item 4. Part II Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A. Item 9B. Part III Item 10. Item 11. Item 12. Item 13. Item 14. Part IV Item 15.	Risk Factors
Unresolved Staff Comments
Properties
Legal Proceedings
Submission of Matters to a Vote of Security Holders

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase
      of Equity Securities
Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Controls and Procedures
Other Information

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management and Related
      Stockholder Matters
Certain Relationships and Related Transactions
Principal Accountant Fees and Services

Exhibits, Financial Statements and Schedules
Signatures	9 15 15 15 17 18 19 20 30 31 31 31 34 34 36 38 39 40 41 45

PART I

            Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax”, the “Company” or “we”) include its subsidiaries.

Forward Looking Statements

            This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

            Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements contained in this report. Statements in this report, particularly in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences.

Item 1. Business.

General

           Systemax is a direct marketer of brand name and private label products. Our operations are organized in two primary reportable business segments – Computer Products and Industrial Products. Computer Products includes personal desktop computers (“PCs”), notebook computers, computer related products and other consumer electronics products which are marketed in North America and Europe. We assemble our own PCs and sell them under the trademarks Systemax™ and Ultra™. In addition, we market and sell computers manufactured by other leading companies. Computers and computer related products accounted for 92% of our net sales in 2005. Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items in North America. Industrial products accounted for 8% of our net sales in 2005. In both of these product groups we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. We also participate in the emerging market for on-demand, web-based business software applications through the marketing of our PCS Profitability Suite™ of hosted software. See Note 12 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

           The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute part of the Company have been in business since 1955. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Recent Developments

Upgrade of Credit Facility

           On October 27, 2005, we increased our committed revolving credit facility from $70 million to an aggregate amount of up to $120 million. The enhanced facility is with a group of financial institutions and certain additional lenders with JP Morgan Chase serving as Agent. This facility also replaced a £15 million United Kingdom facility and a £5 million term loan in the United Kingdom. The facility has a five year maturity and will be available to the Company, its domestic subsidiaries and its United Kingdom subsidiary. Borrowings under the facility are secured principally by accounts receivable, inventory and certain other assets.

Change in Independent Registered Public Accountants

           On November 7, 2005, our independent registered public accountants, Deloitte & Touche LLP, notified us that they would not stand for re-appointment as the Company’s independent registered public accountant for the year ended December 31, 2005. On December 9, 2005, the Company engaged Ernst & Young LLP as its independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the year ended December 31, 2005.

Restatement of Financial Statements

           On May 11, 2005, we announced that we would restate our previously issued consolidated financial statements for the year ended December 31, 2004 following the discovery of certain errors in accounting for inventory at our Tiger Direct, Inc. subsidiary. In connection with this restatement, the Company filed an amended Form 10-K for the year ended December 31, 2004 with the Securities and Exchange Commission on November 22, 2005. The consolidated financial statements included herein and all related information for the periods affected have been restated to reflect the corrections.

Restructuring Activities

           We continued to address the pressures of competitive markets with the identification of opportunities for cost savings. In early 2005, we announced that we were taking steps to increase the efficiency and profitability of our European operations, including combining certain back office operations in the United Kingdom, to provide better customer service and reduce costs. These actions resulted in the elimination of approximately 240 positions and are expected to result in approximately $6.0 million in annual savings.

Products

           We offer more than 100,000 brand name and private label products. We endeavor to expand and keep current the breadth of our product offerings in order to fulfill the increasingly wide range of product needs of our customers.

           Our computer sales include Systemax PCs as well as offerings of other brand name PCs, servers and notebook computers. Computer related products include supplies such as laser printer toner cartridges and ink jet printer cartridges; media such as recordable disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; monitors; digital cameras; plasma and LCD TVs, MP3 and DVD players, PDA’s and packaged software.

           We assemble our Systemax brand PCs in our 297,000 square foot, ISO-9000-certified facility in Fletcher, Ohio. We purchase components and subassemblies from suppliers in the United States as well as overseas. Certain parts and components for our PCs are obtained from a limited group of suppliers. We also utilize licensed technology and computer software in the assembly of our PCs. For a discussion of risks associated with these licenses and suppliers, see Item 1A, “Risk Factors.”

           Our industrial products include storage equipment such as wire and metal shelving, bins and lockers; light material handling equipment such as hand carts, forklifts and hand trucks; ladders, furniture, small office machines and related supplies; and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items.

           We began to market our ProfitCenter Software™ suite of business applications in 2004. ProfitCenter Software™ is a web-based application which is delivered as an on-demand service over the internet. The product helps companies automate and manage their entire customer life-cycle across multiple sales channels (internet, call centers, outside salespersons, etc.). We have not recognized any revenues for this service to date.

           Computer and computer-related products accounted for 92% and industrial products accounted for 8% of our net sales for each of the three years ended December 31, 2005, 2004 and 2003.

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

           We have established a three-pronged system of direct marketing to business customers, consisting of relationship marketers, catalog mailings and propriety internet web sites, the combination of which is designed to maximize sales. Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain of historical purchasing patterns, our relationship marketers are prompted with product suggestions to expand customer order values. In the United States, we also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by frequent catalog mailings and e-mail campaigns designed to generate inbound telephone sales, and our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of these three marketing methods enables us to more thoroughly penetrate our business and government customer base. Increased internet exposure can lead to more internet-related sales and can also generate more inbound telephone sales; just as catalog mailings which feature our websites can result in greater internet-related sales.

           Our growth in net sales continues to be supported by strong growth in sales to individual consumers, particularly through e-commerce means. To reach our consumer audience, we use methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in a cost-effective manner. We combine our use of e-commerce initiatives with catalog mailings, which generate calls to inbound sales representatives. These sales representatives use our information systems to fulfill orders and explore additional customer product needs. Sales to consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales. We have also successfully increased our sales to individual consumers by using retail outlet stores. We currently have seven such retail locations in North America, which are located in or near one of our existing sales and distribution centers, thereby minimizing our operating costs. We presently plan to add two more retail locations in 2006.

E-commerce

           The worldwide growth in active internet users has made e-commerce a significant opportunity for sales growth. In 2005 we had approximately $650 million in internet-related sales, an increase of $135 million, or 26%, from 2004. E-commerce sales represented 30.7% of total revenue in 2005, compared to 26.7% in 2004. The increase in our internet sales enables us to leverage our advertising spending, allowing us to reduce our printed catalog costs while maintaining customer contact.

           We currently operate multiple e-commerce sites, including www.systemaxpc.com, www.tigerdirect.com, www.globalcomputer.com, www.misco.co.uk, www.hcsmisco.fr, www.misco.de and www.globalindustrial.co, and we continually upgrade the capabilities and performance of these web sites. Our internet sites feature on-line catalogs of thousands of products, allowing us to offer a wider variety of computer and industrial products than our printed catalogs. Our customers have around-the-clock, on-line access to purchase products and we have the ability to create targeted promotions for our customers’ interests. Many of our internet sites also permit customers to purchase “build to order” PCs configured to their own specifications.

           In addition to our own e-commerce web sites, we have partnering agreements with several of the largest internet shopping and search engine providers who feature our products on their web sites or provide “click-throughs” from their sites directly to ours. These arrangements allow us to expand our customer base at an economical cost.

Catalogs

           We currently produce a total of 22 full-line and targeted specialty catalogs in North America and Europe under distinct titles. Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Global Computer Supplies™, Misco®, HCS Misco™, Global Industrial™, ArrowStar™ and 06™. Full-line computer product catalogs offer products such as PCs, notebooks, peripherals, computer components, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. We mail catalogs to both businesses and consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-entry. Our in-house staff designs all of our catalogs. In-house catalog production helps reduce overall catalog expense and shortens catalog production time. This allows us the flexibility to alter our product offerings and pricing and to refine our catalog formats more quickly. Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies in catalog production.

           As noted above, the increase in our internet sales allowed us to reduce the distribution of our catalogs to 66 million, which was 26% fewer than in the prior year. We mailed approximately 45 million catalogs in North America, a 12% reduction from last year and approximately 21 million catalogs, or 44% fewer than 2004, were distributed in Europe.

Customer Service, Order Fulfillment and Support

           We generally provide toll-free telephone number access to our customers. Certain of our domestic call centers are linked to provide telephone backup in the event of a disruption in phone service. In addition to telephone orders, we also receive orders by mail, fax, electronic data interchange and on the internet.

           A large number of our products are carried in stock, and orders for such products are fulfilled on a timely basis directly from our distribution centers, typically on the day the order is received. We operate out of multiple sales and distribution facilities in North America and Europe. The locations of our distribution centers enable us to provide our customers next day or second day delivery. Orders are generally shipped by United Parcel Service in the United States and by similar national small package delivery services in Europe as well as by various freight lines and local carriers. The locations of our distribution centers in Europe have enabled us to market into four additional countries with limited incremental investment. We maintain relationships with a number of large distributors in North America and Europe that also deliver products directly to our customers.

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

Suppliers

           We purchase the majority of our products and components directly from manufacturers and large wholesale distributors. For the year ended December 31, 2005, no vendor accounted for more than 10% of our purchases. For the year ended December 31, 2004, Tech Data Corporation accounted for 12.2% and Ingram Micro Inc. accounted for 10.4% of our purchases. For the year ended December 31, 2003, Tech Data Corporation accounted for 14.7% and Ingram Micro Inc. accounted for 10.3% of our purchases. The loss of either of these vendors, or any other key vendors, could have an adverse effect on us.

           Certain private label products are manufactured by third parties to our specifications. Many of these private label products have been designed or developed by our in-house research and development teams. See “Research and Development.”

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

           The North American computer related products market is highly fragmented and characterized by multiple channels of distribution including direct marketers, local and national retail computer stores, computer resellers, mass merchants, computer and office supply “superstores” and internet-based resellers. In Europe, our major competitors are regional or country-specific retail and direct-mail distribution companies and internet-based resellers.

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

Industrial Products

           The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as retail outlets, small dealerships, direct mail distribution, internet-based resellers and large warehouse stores. We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. Many high volume purchasers, however, utilize catalog distributors as their first source of product. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service and convenience. We believe that direct marketing via catalog, the internet and sales representatives is an effective and convenient distribution method to reach mid-sized facilities that place many small orders and require a wide selection of products. In addition, because the industrial products market is highly fragmented and generally less brand oriented, it is well suited to private label products.

Employees

           As of December 31, 2005, we employed a total of 2,850 employees, including 2,730 full-time and 121 part-time employees, of whom 1,764 were in North America and 1,086 were in Europe.

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

Financial Information About Foreign and Domestic Operations

           We conduct our business in North America (the United States and Canada) and Europe. Approximately 37.5% of our net sales for the year ended December 31, 2005 were made by subsidiaries located outside of the United States. For information pertaining to our international operations, see Note 12, “Segment and Related Information,” to the consolidated financial statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations in those two geographic markets (in thousands):

	Europe	North America	Total

2005 Net sales	$694,637	$1,420,881	$2,115,518
Income (loss) from operations	$(4,603)	$39,412	$34,809
Identifiable assets	$142,174	$362,370	$504,544

2004 Net sales	$695,695	$1,232,452	$1,928,147
Income (loss) from operations	$(12,376)	$31,375	$18,999
Identifiable assets	$169,912	$313,284	$483,196

2003 Net sales	$631,048	$1,024,688	$1,655,736
Income (loss) from operations	$(5,251)	$14,401	$9,150
Identifiable assets	$140,319	$304,941	$445,260

            See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, for further information with respect to our operations.

Available Information

           We maintain an internet web site at www.systemax.com. We file reports with the Securities and Exchange Commission and make available free of charge on or through this web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports. These are available as soon as is reasonably practicable after they are filed with the SEC. All reports mentioned above are also available from the SEC’s web site (www.sec.gov). The information on our web site is not part of this or any other report we file with, or furnish to, the SEC.

           Our Board of Directors has adopted the following corporate governance documents with respect to the Company (the “Corporate Governance Documents”):

• • • • •	Corporate Ethics Policy for officers, directors and employees
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

Item 1A. Risk Factors.

           There are a number of factors and variables described below that may affect our future results of operations and financial condition. Other factors of which we are currently not aware or that we currently deem immaterial may also affect our results of operations and financial position.

Risks Related to Our Industry

•	Economic conditions have affected and could continue to adversely affect our revenues and profits.

Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism. Our consolidated results of operations are directly affected by economic conditions in North America and Europe. We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect us as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

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

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by the New York Stock Exchange in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. These developments have already substantially increased our legal compliance, auditing and financial reporting costs and made them more time consuming. We anticipate that the impact of Section 404 of the Sarbanes-Oxley Act, if and when it fully applies to us, will further increase these costs and make some activities more time consuming. These developments may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, possibly making it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We presently cannot estimate the timing or magnitude of additional costs we may incur as a result of the implementation of Section 404 of the Sarbanes-Oxley Act; however, to the extent these costs are significant, our general and administrative expenses are likely to increase as a percentage of revenue and our results of operations will be negatively impacted.

•	Competitive pressures could harm our revenue and gross margin.

We may not be able to compete effectively with current or future competitors. The markets for our products and services are intensely competitive and subject to constant technological change. We expect this competition to further intensify in the future. Competitive factors include price, availability, service and support. We compete with a wide variety of other resellers and retailers, as well as manufacturers. Some of our competitors are larger companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our markets. This may place us at a disadvantage in responding to competitors’ pricing strategies, technological advances and other initiatives, resulting in our inability to increase our revenues or maintain our gross margins in the future.

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

It is our policy to insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers’ compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although we believe that our insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation, natural disasters and large losses could materially affect our insurance obligations and future expense.

•	Changes in financial accounting standards may affect our results of operations.

A change in accounting standards or practices can have a significant effect on our reported results of operations. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. Changes to existing rules, such as the adoption of Statement of Financial Accounting Standard 123R (“SFAS 123R”), “Share-based Payment”, may adversely affect our reported financial results. SFAS 123R will require that we measure all stock-based compensation awards using a fair value method and record such expense, which may be significant, in our results of operations.

Risks Related to Our Company

•	If we are unable to attain effective internal controls or remediate the existing material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results timely or accurately and our business could suffer.

We currently have material weaknesses in internal controls over financial reporting. We previously have had material weaknesses in internal controls over financial reporting which resulted in our filing restated consolidated financial statements for the years ended December 31, 2004 and 2003. We are not yet subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer” (the market value of the public float of our shares was less than $75 million at the end of our second fiscal quarters of 2005 and 2006). Based on SEC implementing regulations in effect as of June 30, 2006, we will not be required to satisfy the Section 404 requirements until at least our annual report for the fiscal year ending December 31, 2007, depending on the timing and scope of the final SEC rules implementing Section 404 for non-accelerated filers.

We have begun the process of documenting and evaluating our systems of internal control over financial reporting. As a result of the ongoing evaluation of our internal control over financial reporting we cannot be assured that significant deficiencies or material weaknesses would not be required to be reported in the future. We have identified a number of deficiencies in our internal control over financial reporting. We are working to implement remedial measures which include enhancements to eliminate these deficiencies. If we are not able to implement the requirements of Section 404 in a timely manner or with inadequate compliance, we might be subject to regulatory sanctions and we might suffer a loss of public confidence in our reported financial information. Any such action could adversely affect our business and our financial results.

•	We have not filed our required financial reports on a timely basis, which could affect the trading of our stock.

We have been late in the filing of our 2005 quarterly and annual reports required under the Securities Exchange Act of 1934. We expect that the first two quarterly reports for 2006 will also be filed late. Failure to file our annual report on a timely basis could result in the de-listing of the Company’s common stock by the New York Stock Exchange. If we do not file our required annual and quarterly financial statements in the prescribed time frames we would also be ineligible to file certain registration statements and could be subject to SEC enforcement action.

•	Our success is dependent upon the availability of credit and financing.

We require significant levels of capital in our business to finance accounts receivable and inventory. We maintain credit facilities in the United States and in Europe to finance increases in our working capital if available cash is insufficient. The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines. In addition, if we are unable to renew or replace these facilities at maturity our liquidity and capital resources may be adversely affected. However, we have no reason to believe that we will not be able to renew or replace our facilities when they reach maturity.

•	We have substantial international operations and we are exposed to fluctuations in currency exchange rates and political uncertainties.

We operate internationally and as a result, we are subject to risks associated with doing business globally. Risks inherent to operating overseas include:

• • • •	Changes in a country's economic or political conditions
Changes in foreign currency exchange rates
Difficulties with staffing and managing international operations
Unexpected changes in regulatory requirements

For example, we currently have operations located in nine countries outside the United States, and non-U.S. sales (Europe and Canada) accounted for 37.5% of our revenue during 2005. To the extent the U.S. dollar strengthens against the Euro and British pound, our European revenues and profits will be reduced when translated into U.S. dollars.

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

A substantial portion of our inventory is subject to risk due to technological change and changes in market demand for particular products. If we fail to manage our inventory of older products we may have excess or obsolete inventory. We may have limited rights to return purchases to certain suppliers and we may not be able to obtain price protection on these items. The elimination of purchase return privileges and lack of availability of price protection could lower our gross margin or result in inventory write-downs.

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

Changes in our income tax expense due to changes in the mix of U.S. and non-U.S. revenues and profitability, changes in tax rates or exposure to additional income tax liabilities could affect our profitability. We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments. The carrying value of our deferred tax assets, which are primarily in the United States and the United Kingdom, is dependent on our ability to generate future taxable income in those jurisdictions. Our United Kingdom deferred tax assets currently have a full valuation allowance. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a tax authority could affect our profitability.

•	Our reliance on information and communications technology requires significant expenditures and entails risk.

We rely on a variety of information and telecommunications systems in our operations. Our success is dependent in large part on the accuracy and proper use of our information systems, including our telecommunications systems. To manage our growth, we continually evaluate the adequacy of our existing systems and procedures. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information systems, including software and hardware, as we grow and the needs of our business change. The occurrence of a significant system failure, electrical or telecommunications outages or our failure to expand or successfully implement new systems could have a material adverse effect on our results of operations.

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

We purchase a significant portion of our computer products from major distributors such as Tech Data Corporation and Ingram Micro Inc. and directly from large manufacturers such as Hewlett Packard and Acer, who may deliver those products directly to our customers. These relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory. The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

Our PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers, some of which are located outside of the U.S. Although we do not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. Any loss of, or interruption of supply, from key suppliers may require us to find new suppliers. This could result in production or development delays while new suppliers are located, which could substantially impair operating results. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components were to increase significantly, operating costs and expenses could be adversely affected.

We purchase a number of our products from vendors outside of the United States. Difficulties encountered by one or several of these suppliers could halt or disrupt production and delay completion or cause the cancellation of our orders. Delays or interruptions in the transportation network could result in loss or delay of timely receipt of product required to fulfill customer orders.

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

•	We may encounter risks in connection with sales of our web-hosted software application.

In 2004 we introduced our web-based and hosted, on-demand software suite of products, marketed as ProfitCenter Software. We have a limited operating history with this type of product offering and may encounter risks inherent in the software industry, including but not limited to:

• • • • • • • •	Errors or security flaws in our product
Technical difficulties which we can not resolve on a timely or cost-effective basis,
Inability to provide the level of service we commit to
Inability to deliver product upgrades and enhancements
Delays in development
Inability to hire and retain qualified technical personnel
Impact of privacy laws on the use of our product
Exposure to claims of infringement of intellectual property rights

•	Restrictions and covenants in our credit facility may limit our ability to enter into certain transactions.

Our United States/United Kingdom combined revolving credit agreement contains covenants restricting or limiting our ability to, among other things:

• • • •	incur additional debt create or permit liens on assets make capital expenditures or investments pay dividends

If we fail to comply with the covenants and other requirements set forth in the agreement, we will have to negotiate a waiver agreement with the lenders. Failure to enter into such a waiver agreement could adversely affect the availability of financing to us which could materially impact our operations.

           Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

• • • • • • • •	the effect on us of volatility in the price of paper and periodic increases in postage rates significant changes in the computer products retail industry, especially relating to the distribution and sale of such products
timely availability of existing and new products
risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to us
risks associated with delivery of merchandise to customers by utilizing common delivery services such as the United States Postal Service and United Parcel Service, including possible strikes and contamination
borrowing costs or availability
pending or threatened litigation and investigations
the availability of key personnel

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

Item 1B. Unresolved Staff Comments.

           None.

Item 2. Properties.

           Our primary facilities, which are leased except where otherwise indicated, are as follows:

Facility	Location	Approximate Square Feet	Expiration of Lease
Headquarters, Sales and Distribution Center (1)	Port Washington, NY	86,000	2007
Sales and Distribution Center	Buford, GA	647,000	2021
Sales and Distribution Center	Naperville, IL	241,000	2010
PC Assembly, Sales and Distribution Center	Fletcher, OH	297,000	Owned
Sales and Administrative Center	Miami, FL	71,000	2010
Distribution Center	Las Vegas, NV	90,000	2010
Sales Center	Markham, Ontario	22,000	2013
Sales and Distribution Center	Verrieres le Buisson, France	48,000	2007
Sales and Distribution Center	Frankfurt, Germany	92,000	2013
Sales and Distribution Center	Madrid, Spain	38,000	(2)
Sales and Distribution Center	Milan, Italy	102,000	2009
Sales and Distribution Center	Greenock, Scotland	78,000	Owned
European Headquarters and Sales Center	Wellingborough, England	75,000	Owned
Sales Center	Amstelveen, Netherlands	21,000	2007
Sales and Distribution Center	Lidkoping, Sweden	20,000	2005

(1)	For information about this facility, leased from related parties, see Item 13-“Certain Relationships and Related Transactions”

(2)	Terminable upon two months prior written notice.

           We also lease space for other smaller offices and retail stores in the United States, Canada and Europe and certain additional facilities leased by the Company are subleased to others.

           For further information regarding our lease obligations, see Note 11 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

           Beginning on May 24, 2005, three shareholder derivative lawsuits were filed, one in the United States District Court for the Eastern District of New York and two in the Supreme Court of New York, County of Nassau, against various officers and directors of the Company and naming the Company as a nominal defendant in connection with the Company's restatements of its fiscal year 2003 and 2004 financial statements. The defendants and the Company denied all of the allegations of wrongdoing contained in the complaints. On May 16, 2006, the parties entered into a stipulation of settlement of this case. By order dated July 6, 2006 the United States District Court for the Eastern District of New York approved the settlement and dismissed the federal complaint with prejudice. Pursuant to the settlement the defendants are released from liability and the Company will adopt certain corporate governance principles including the appointment of a lead independent director to, among other things, assist the Board of Directors in assuring compliance with and implementation of the Company's corporate governance policies and pay $300,000 of the legal fees of the plaintiffs. The plaintiffs were directed by the U.S. District Court to move to dismiss the state court actions.

           The governance changes detailed in the settlement agreement include the following:

•	The Company will create the new position of Lead Independent Director, to be elected by the independent directors. The Lead Independent Director will serve on the Executive Committee and be responsible for coordinating the activities of the independent directors including developing the agenda for and moderating sessions of the independent directors, advising as to an appropriate board meeting schedule, providing input on board and committee meeting agendas, advising as to the flow of information to the independent directors, recommending the retention of consultants who report directly to the Board, assisting the Board and officers in assuring compliance with and implementation of the Company’s corporate governance policies and being principally responsible for recommending revisions to such policies.
•	The Board’s independent directors shall meet separately in executive sessions, chaired by the Lead Independent Director, at least quarterly.
•	Directors standing for re-election at the next annual meeting shall be required to receive a majority of the votes cast to retain their positions on the Board.
•	The Nominating & Corporate Governance Committee and the Compensation Committee shall be comprised exclusively of independent directors by the end of 2006.
•	The Audit Committee shall conduct a re-proposal for the Company’s independent auditors at least once every five years. The Company’s independent auditors shall not provide any consulting services except for tax consulting services. The Audit Committee shall review the appropriateness and accounting treatment of all related party transactions, including corporate acquisitions and sales of assets of greater than $300,000. The Company’s Directors of Internal Audit shall report directly to the Company’s Chief Financial Officer and the Audit Committee at least four times per fiscal year, or more often as necessary.
•	Other matters include limitations on other boards on which the CEO can serve, committee authorization to independently engage consultants, minimum numbers of meetings for certain committees, and maintenance and circulation of Board and committee minutes.

          Systemax is a party to various other pending legal proceedings and disputes arising in the normal course of business, including those involving commercial, employment, tax and intellectual property related claims, none of which, in management’s opinion, is anticipated to have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

           The 2005 annual meeting of the stockholders of the Company was held on December 29, 2005. Each of the seven candidates for the position of director (Richard Leeds, Bruce Leeds, Robert Leeds, Gilbert Fiorentino, Robert D. Rosenthal, Stacy S. Dick and Ann R. Leven) was re-elected.

           The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

1.	Director election:
Richard Leeds	For: 30,438,954 Withhold Authority: 3,430,024
Robert Leeds	For: 30,679,223 Withhold Authority: 3,189,755
Bruce Leeds	For: 30,439,414 Withhold Authority: 3,429,564
Gilbert Fiorentino	For: 30,684,705 Withhold Authority: 3,184,277
Robert D. Rosenthal	For: 31,399,183 Withhold Authority: 2,469,795
Stacy S. Dick	For: 31,398,983 Withhold Authority: 2,469,995
Ann R. Leven	For: 31,541,128 Withhold Authority: 2,237,850

2.	Approval of the Restricted Stock Unit Agreement between the Company and Gilbert Fiorentino:

For: 28,026,436 Against: 2,329,012 Abstain: 9,998

3.	Approval of the Company's 2005 Employee Stock Purchase Plan:

For: 29,801,967 Against: 331,422 Abstain: 232,057

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

          Systemax common stock is traded on the New York Stock Exchange under the symbol “SYX.” The following table sets forth the high and low closing sales price of our common stock as reported on the New York Stock Exchange for the periods indicated.

2005	High	Low
First quarter	$7.60	$5.16
Second quarter	7.68	5.58
Third quarter	7.40	6.51
Fourth quarter	7.35	5.65

2004	High	Low
First quarter	$7.95	$4.88
Second quarter	6.70	5.01
Third quarter	6.68	5.32
Fourth quarter	7.34	5.65

           On July 31, 2006, the last reported sale price of our common stock on the New York Stock Exchange was $8.03 per share. As of July 31, 2006, we had 241 shareholders of record.

          We have not paid any dividends since our initial public offering and anticipate that all of our cash provided by operations in the foreseeable future will be retained for the development and expansion of our business, and therefore do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data.

          The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. The selected statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected balance sheet data as of December 31, 2005 and 2004 are derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 31, 2003, 2002 and 2001 and the selected statement of operations data for the years ended December 31, 2002 and 2001 are derived from the audited consolidated financial statements of the Company which are not included in this report.

	Years Ended December 31 (In millions, except per common share data and number of catalog titles)
	2005	2004*	2003*	2002*	2001*
Statement of Operations Data:
Net sales	$2,115.5	$1,928.1	$1,655.7	$1,551.9	$1,550.8
Gross profit	$307.3	$286.5	$264.9	$266.3	$275.7
Selling, general & administrative expenses	$268.3	$260.1	$251.5	$256.1	$271.6
Restructuring and other charges	$4.2	$7.4	$1.7	$17.3	$2.8
Income (loss) from operations	$34.8	$19.0	$9.2	$(7.0)	$2.5
Provision (benefit) for income taxes	$21.4	$6.4	$4.4	$(0.8)	$(.1)
Income (loss) before cumulative effect of change in accounting
principle, net of tax	$11.4	$10.2	$3.2	$(7.4)	--
Cumulative effect of change in accounting principle, net of tax	--	--	--	$(51.0)	--
Net income (loss)	$11.4	$10.2	$3.2	$(58.4)	--
Net income (loss) per common share, basic:
Income (loss) before cumulative effect of change in accounting
principle, net of tax	$.33	$.30	$.09	$(.21)	--
Cumulative effect of change in accounting principle, net of tax	--	--	--	$(1.50)	--
Net income (loss) per common share	$.33	$.30	$.09	$(1.71)	--
Net income (loss) per common share, diluted:
Income (loss) before cumulative effect of change in accounting
principle, net of tax	$.31	$.29	$.09	$(.21)	--
Cumulative effect of change in accounting principle, net of tax	--	--	--	$(1.50)	--
Net income (loss) per common share	$.31	$.29	$.09	$(1.71)	--
Weighted average common shares outstanding:
Basic	34.6	34.4	34.2	34.1	34.1
Diluted	36.5	35.5	34.9	34.1	34.1

Selected Operating Data:
Orders entered	6.2	5.2	4.4	4.0	4.0
Number of catalogs distributed	66	88	97	106	126
Number of catalog titles	22	22	30	37	38

Balance Sheet Data:
Working capital	$169.8	$148.0	$144.1	$132.0	$101.5
Total assets	$504.5	$483.2	$445.3	$436.6	$452.6
Short-term debt	$26.8	$25.0	$20.8	$21.2	$2.8
Long-term debt, excluding current portion	$8.0	$8.6	$18.4	$17.5	--
Shareholders' equity	$232.8	$222.6	$208.6	$200.6	$253.1

* As previously restated – see Note 2 to the consolidated financial statements.

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

          The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, and employee benefits. We have made substantial reductions in our workforce and closed or consolidated several facilities over the past several years. In response to poor economic conditions in the United States, we implemented a plan in the first quarter of 2004 to streamline our United States computer business. This plan consolidated duplicative back office and warehouse operations, which resulted in annual savings of approximately $8 million excluding severance and other restructuring costs of approximately $3 million, which were recognized in fiscal 2004. With evidence of a prolonged economic downturn in Europe, we took measures to align our cost structure with expected potentially lower revenues and decreasing gross margins, initiating several cost reduction plans there during 2004 and 2005. Actions taken in 2005 to increase efficiency and profitability in our European operations resulted in the elimination of approximately 240 positions, and are expected to result in approximately $6.0 million in annual savings excluding severance and restructuring costs of approximately $3.7 million, which were recognized in fiscal 2005. Our restructuring actions and other cost savings measures implemented over the last several years resulted in reducing our consolidated selling, general and administrative expenses from 16.5% of net sales in 2002 to 12.7% of net sales in 2005. We will continue to monitor our costs and evaluate the need for additional actions.

          The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

Highlights from 2005

•	Sales increase of 9.7% to $2.1 billion from $1.9 billion in 2004
•	Continued growth (26%) in e-commerce sales
•	Decrease of selling, general and administrative expense to 12.7% of net sales from 13.5% of net sales in 2004
•	Increase in income from operations of $15.8 million or 83.2%
•	Successful restructuring of our European operations
•	Expansion of our revolving credit agreement to $120 million to cover our United States and United Kingdom needs

Results of Operations

           We had net income of $11.4 million for the year ended December 31, 2005, $10.2 million for the year ended December 31, 2004 and $3.2 million for the year ended December 31, 2003.

          The following table represents our consolidated statement of operations data expressed as a percentage of net sales for our three most recent fiscal years:

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Gross profit	14.5%	14.9%	16.0%
Selling, general and administrative expenses	12.7%	13.5%	15.2%
Restructuring and other charges	0.2%	0.4%	0.1%
Goodwill impairment			0.2%
Income from operations	1.6%	1.0%	0.6%
Interest expense	0.1%	0.2%	0.1%
Provision for income taxes	1.0%	0.3%	0.3%
Net income	0.5%	0.5%	0.2%

NET SALES

          Net sales were $2.12 billion for the year ended December 31, 2005, an increase of 9.7% from $1.93 billion for the year ended December 31, 2004. Net sales in 2005 included approximately $650 million of internet-related sales, an increase of $135 million, or 26%, from 2004. North American sales increased to $1.42 billion, a 15.3% increase from last year’s $1.23 billion. The increase in North American sales resulted primarily from growth in both our computer and computer-related products and our industrial products. Sales in our computer products segment increased 15.3% to $1.25 billion from $1.08 billion in 2004. This increase was largely a result of our successful internet-based marketing initiatives directed primarily at our consumer customers as reflected by an increase in our internet-related sales of approximately $100 million. Although our internet-related sales are not exclusively made to consumers, we believe that a large majority of these sales are made to consumers. We continued to see strong growth in our industrial product sales in 2005. Sales of industrial products increased 15.2% to $174.6 million from $151.6 million last year, representing 12% of the overall increase in North American sales. European sales, stated in US dollars, decreased 0.2% to $694.6 million for 2005 (representing 32.8% of worldwide sales) compared to $695.7 million (representing 36.1% of worldwide sales) in the year-ago period. Movements in foreign exchange rates positively impacted European sales for 2005 by approximately $5.8 million. If currency exchange rates for 2004 had prevailed in 2005, however, European sales would have decreased 1.0% from the prior year. Continued weakness in demand for information technology products from business customers in Europe and the effect of exchange rate movements on product pricing in certain European markets for products whose cost is U.S. dollar based, resulted in decreased local currency denominated sales.

          Some European economies began to recover during 2005 and we saw our sales begin to improve in those markets as measured in local currencies. However, on a combined basis, our European sales as measured in local currencies declined in 2005. The table below reflects European sales for the three years as reported in this report at then-current exchange rates and at constant (2003) exchange rates (in millions):

	2005	2004	2003
European sales as reported	$694.6	$695.7	$631.0
European sales at 2003 exchange rates	$616.7	$626.1	$631.0

          Net sales were $1.93 billion for the year ended December 31, 2004, an increase of 16.5% from $1.66 billion for the year ended December 31, 2003. Net sales in 2004 included approximately $515 million of internet-related sales, an increase of $131 million, or 34%, from 2003. North American sales increased to $1.23 billion, a 20.3% increase from $1.02 billion in 2003. The increase in North American sales resulted primarily from growth in both our computer and computer-related products and our industrial products. Sales of computer and computer-related products increased 21.1% to $1.08 billion from $893 million in 2003. This increase was largely a result of our successful internet-based marketing initiatives directed primarily at our consumer customers and reflected by an increase in our internet-related sales of approximately $109 million. Although our internet-related sales are not exclusively made to consumers, we believe that a large majority of these sales are made to consumers. With the United States economy improving after several years of softness, we also had strong growth in our industrial product sales in 2004. Sales of industrial products increased 14.9% to $151.6 million from $131.9 million last year, representing 9% of the overall increase in North American sales. European sales, stated in US dollars, increased 10.2% to $695.7 million for 2004 (representing 36.1% of worldwide sales) compared to $631.0 million (representing 38.1% of worldwide sales) in 2003. Movements in foreign exchange rates positively impacted European sales for 2004 by approximately $70.0 million. If currency exchange rates for 2003 had prevailed in 2004, however, European sales would have decreased 1.1% from the prior year. Continued weakness in demand for information technology products from business customers in Europe and the effect of exchange rate movements on product pricing in certain European markets for products whose cost is U.S. dollar based, resulted in decreased local currency denominated sales.

GROSS PROFIT

          Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $307.3 million, or 14.5% of net sales, for the year ended December 31, 2005, compared to $286.5 million or 14.9% of net sales in 2004 and $264.9 million, or 16.0% of net sales, in 2003. Our gross profit ratio declined in 2005 primarily as a result of approximately $7 million of increased costs for warehouse staff and supplies related to increased activity levels from the prior year. These increased costs were partially offset by favorable changes in product mix. Improvement in our gross profit ratio in North America was partially offset by a continued decline in our gross profit ratio in Europe. Our gross profit ratio declined in 2004 from 2003 as a result of increased pricing pressures on our computer business both in North America and Europe. The decline was partially offset by improved margins on industrial products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses totaled $268.3 million, or 12.7% of net sales, for the year ended December 31, 2005, $260.1 million, or 13.5% of net sales, for 2004, and $251.5 million, or 15.2% of net sales, in 2003. Selling, general and administrative expenses increased $8.2 million, or 3.2%, in 2005 from a year ago as a result of $3.8 million of increased credit card fees related to the increased sales volume, increased legal and professional fees of $2.0 million related to the restatement of the 2004 and 2003 financial statements and $3.8 million of increased foreign exchange expenses. These increases were partially offset by increased funding of advertising expenses from vendors. The increase from 2003 to 2004 of $8.7 million, or 3.4%, resulted from approximately $10 million of increased costs in Europe from the effects of changes in foreign exchange rates and $4 million of higher credit card processing fees from the higher sales volume in 2004. The increase was partially offset through restructuring actions taken, reducing our employee count in the United States and lowering salary expense and related benefit costs by $6 million in 2004.

RESTRUCTURING AND OTHER CHARGES

          During the year ended December 31, 2005, we incurred $4.2 million of restructuring and other charges. These costs were primarily related to further restructuring actions undertaken in Europe during the year as a result of continuing decline in profitability. The costs were comprised primarily of staff severance expense related to the elimination of approximately 240 positions, which is expected to result in approximately $6.0 million in future annual savings.

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

          During the second quarter of 2003, we purchased the minority ownership of our Netherlands subsidiary for approximately $2.6 million, pursuant to the terms of the original purchase agreement. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets.”

INCOME (LOSS) FROM OPERATIONS

          We had income from operations of $34.8 million in 2005, $19.0 million in 2004 and $9.2 million in 2003. Income from operations for the year ended December 31, 2005 included restructuring and other charges of $4.2 million. For the year ended December 31, 2004, restructuring charges of $7.4 million were included in income from operations. Results in 2003 include restructuring and other charges of $1.7 million and a goodwill impairment charge of $2.6 million.

          Income from operations in North America was $39.4 million for the year ended December 31, 2005, $31.4 million in 2004 and $14.5 million in 2003. We had losses from operations in Europe for the year ended December 31, 2005 of $4.6 million, in 2004 of $12.4 million and in 2003 of $5.3 million. Declining gross profit margin and increased selling, general and administrative expenses resulted in our implementation of the previously described restructuring activities in Europe.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

          Interest expense was $2.7 million in 2005, $3.1 million in 2004 and $2.3 million in 2003. Interest expense decreased in 2005 as a result of decreased short-term borrowings in the United Kingdom. The increased expense in 2004 resulted from increased short-term borrowings under our United Kingdom facility. Interest and other income, net was $0.7 million in 2005, $0.6 million in 2004 and $0.8 million in 2003.

INCOME TAXES

          Our income tax provisions were $21.4 million for the year ended December 31, 2005, $6.4 million for 2004 and $4.4 million for 2003. The effective rates were 65.2% in 2005, 38.5% in 2004 and 57.6% in 2003. The effective tax rate in 2005 increased as a result of our establishing valuation allowances for approximately $10 million related to carryforward losses and deferred tax assets in the United Kingdom. These valuation allowances were recorded as a result of the Company’s evaluation of its United Kingdom tax position in accordance with the provisions of SFAS 109, “Accounting for Income Taxes.” The Company’s United Kingdom subsidiary has recorded historical losses and has been affected by restructuring and other charges in recent years. These losses and the loss incurred in the current year represented evidence for management to estimate that a full valuation allowance for the net deferred tax asset was necessary under SFAS 109. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The effective rate in 2005 also was unfavorably impacted by increased state and local taxes and losses in other foreign jurisdictions for which no tax benefit has been recognized. These increases were partially offset by an income tax benefit of $2.7 million we recorded in the fourth quarter of 2005 resulting from a favorable decision we received for a petition we submitted in connection with audit assessments made in 2002 and 2004 in a foreign jurisdiction. The tax rate in 2004 was higher than the United States statutory rate of 35% primarily due to losses in foreign jurisdictions for which we recognized no tax benefit and losses in a foreign jurisdiction where the benefit rate is lower than the rate in the United States. The effective tax rate in 2003 was adversely affected by the goodwill impairment write-off, which is not tax deductible. State and local taxes in the United States did not increase the effective tax rates in 2004 or 2003 as a result of the utilization of carryforward losses for which valuation allowances were previously provided.

          For the years ended December 31, 2005, 2004 and 2003, we have not recognized certain foreign tax credits, certain state deferred tax assets in the United States and certain benefits on losses in foreign tax jurisdictions due to our inability to carry such credits and losses back to prior years and our determination that it was more likely than not that we would not generate sufficient future taxable income to realize these assets. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those items. If we are able to realize all or part of these deferred tax assets in future periods, it will reduce our provision for income taxes by a release of the corresponding valuation allowance.

NET INCOME

          As a result of the above, net income was $11.4 million, or $.33 per basic share and $.31 per diluted share, for the year ended December 31, 2005, was $10.2 million, or $.30 per basic share and $.29 per diluted share, for the year ended December 31, 2004 and was $3.2 million, or $.09 per basic and diluted share, for the year ended December 31, 2003.

Seasonality

          Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The following table sets forth the net sales, gross profit and income (loss) from operations for each of the quarters since January 1, 2004 (amounts in millions).

	March 31	June 30	September 30	December 31
2005
Net sales	$538	$506	$489	$583
Percentage of year's net sales	25.4%	23.9%	23.1%	27.6%
Gross profit	$80	$71	$70	$86
Income from operations	$5	$3	$8	$18
2004
Net sales	$485	$433	$458	$552
Percentage of year's net sales	25.1%	22.5%	23.8%	28.6%
Gross profit	$76	$68	$71	$71
Income from operations	$7	$2	$4	$6

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

          Our working capital was $169.8 million at December 31, 2005, an increase of $21.8 million from $148.0 million at the end of 2004. This was due principally to a $34.7 million increase in cash and a $5.3 million increase in accounts receivable offset by a $5.9 million increase in accounts payable, a $1.8 million increase in short-term borrowings, a $3.2 million increase in accrued expense and other current liabilities, a $3.3 million decrease in inventories and a $4.0 million decrease in prepaid expenses and other current assets. The $3.3 million decrease in our inventories was comprised of a $6.2 million decrease in our European inventories, which have been lowered in response to continuing weakness in those markets and declined in dollar terms as a result of changes in exchange rates. This decrease was partially offset by a $3.0 million increase in industrial products inventories resulting from increased sourcing of these products from Asia for which we have to compensate for longer lead times. Our computer products inventories in North America remained even with the prior year’s level. Inventory turnover declined slightly from 10 to 9.3 times, as improvement in Europe resulting from decreased inventory was not enough to offset higher average inventories during the year in North America. The increase in accounts receivable occurred in North America, resulting from our increased sales. This also increased our North American days of sales outstanding from 13 days to 14 days. Accounts receivable in Europe decreased as a result of limited sales growth and changes in exchange rates. We expect that future accounts receivable and inventory balances will fluctuate with the mix of our net sales between consumer and business customers, as well as geographic regions.

          We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2005, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

          Our cash balance increased $34.7 million to $70.9 million during the year ended December 31, 2005. Net cash provided by operating activities was $35.0 million for the year ended December 31, 2005 and $12.8 million for the year ended December 31, 2004 and net cash used in operating activities was $6.6 million in 2003. The increase in cash provided by operating activities in 2005 of $22.2 million resulted from a $10.4 million increase in net income adjusted by other non-cash items, such as depreciation expense, and a decrease of $11.9 million in cash used for changes in our working capital accounts. The $19.4 million increase in cash provided by operating activities in 2004 resulted from an increase in cash provided by net income adjusted by other non-cash items, such as depreciation expense, and a decrease in cash used for changes in our working capital accounts. Cash provided by net income and other non-cash items was $27.2 million in 2004, an increase of $5.5 million, compared to $21.7 million in 2003, and was primarily attributable to the $7.0 million increase in net income. The cash used for changes in our working capital accounts, which were discussed in the working capital comments above, was $14.5 million in 2004 compared to $28.3 million in 2003.

          We used cash of $5.8 million during 2005 and $8.3 million during 2004 in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in both 2005 and 2004 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of additional retail outlet stores in North America. During 2003, $9.7 million of cash was used in investing activities, principally $7.1 million for the purchase of property, plant and equipment and $2.6 million for the acquisition of the minority interest in our Netherlands subsidiary. The capital expenditures in 2003 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of several retail outlet stores. We anticipate no major capital expenditures in 2006 and will fund any capital expenditures out of cash from operations and borrowings under our credit lines.

          Net cash of $4.7 million was provided by financing activities for the year ended December 31, 2005, primarily as a result of an increase in our short-term borrowings in Europe. Net cash of $6.8 million was used in financing activities in 2004, primarily for the repayment of short and long-term borrowings. Net cash of $3.8 million was used in financing activities in 2003, primarily to repay short and long-term obligations.

          We amended our $70 million secured United States revolving credit agreement in October 2005 to increase the amount available to $120 million (which may be increased by up to an additional $30 million, subject to certain conditions), increase the number of lenders participating and to provide for borrowings by both our United States and United Kingdom businesses. The upgraded facility expires in October 2010. Borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and 40% of qualified inventories and are secured by accounts receivable, inventories and certain other assets. The undrawn availability under the facility may not be less than $15 million until the last day of any month in which the availability net of outstanding borrowings is at least $70 million. The revolving credit agreement requires that we maintain a minimum level of availability. If such availability is not maintained, we will then be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of December 31, 2005. We were not in compliance with the financial reporting requirements regarding timely filing of our financial statements under the agreement for periods subsequent to December 31, 2005 for which the lenders have approved a waiver. As of December 31, 2005, availability under the facility was $97.6 million. There were outstanding advances of $21.8 million (all in the United Kingdom) and outstanding letters of credit of $14.6 million as of December 31, 2005.

          In connection with the amendment to our revolving credit agreement in October 2005, we terminated our £15 million multi-currency credit facility with a financial institution in the United Kingdom, which was available to our United Kingdom subsidiaries. We also paid off the remaining £4.6 million balance on our United Kingdom term loan, which we had entered into in 2002 to finance the construction of our United Kingdom headquarters.

          Our Netherlands subsidiary has a €5 million ($5.9 million at the December 31, 2005 exchange rate, which exchange rate applies to all other Euro denominated amounts below) credit facility. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2005 there were €3.8 million ($4.4 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in November 2006.

          In April 2002 we entered into a ten year, $8.4 million mortgage loan on our Suwanee, Georgia distribution facility. The mortgage had monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage loan bore interest at 7.04% and was collateralized by the underlying land and building. During the first quarter of fiscal 2006, we sold this facility and repaid the remaining balance on the loan. The facility was replaced by a larger, leased distribution center in a near-by area.

          We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expire at various dates through 2026. We currently lease our New York facility from an entity owned by Richard Leeds, Robert Leeds and Bruce Leeds, the Company’s three principal shareholders and senior executive officers. The annual rental totals $612,000 and the lease expires in 2007. We have sublease agreements for unused space we lease in Compton, California and Wellingborough, England. In the event a sublessee is unable to fulfill its obligations, we would be responsible for rent due under the lease. However, we expect the sublessees will fulfill their obligations under the leases.

          Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations at December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	After 2010
Contractual Obligations:
Payments on debt obligations
(including interest)	$26,937	$ 738	$ 739	$ 738	$ 738	$ 7,322
Payments on capital lease
obligations	387	299	126
Payments on non-cancelable
operating leases, net of
subleases	7,597	9,200	8,819	8,443	6,348	55,160
Purchase and other obligations
	4,074	2,869	1,733	1,191	1,169	2,836

Total contractual obligations	$38,995	$13,106	$11,417	$10,372	$8,255	$65,318

          Our purchase and other obligations include $0.6 million of inventory purchases under outstanding letters of credit from overseas vendors which expire during 2006. The balance consists primarily of certain employment agreements and service agreements.

          In addition to the contractual obligations noted above, we had $14.0 million of standby letters of credit outstanding as of December 31, 2005.

          Our operating results have generated cash flow which, together with borrowings under our debt agreements, has provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. Our primary ongoing cash requirements will be to finance working capital, fund the payment of principal and interest on indebtedness and fund capital expenditures. We believe future cash flows from operations and availability of borrowings under our lines of credit will be sufficient to fund ongoing cash requirements.

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

Critical Accounting Policies and Estimates

          Our significant accounting policies are described in Note 1 to the consolidated financial statements. The policies below have been identified as critical to our business operations and understanding the results of operations. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented. Actual results may differ from these estimates under different conditions or assumptions.

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

Accounts Receivable and Allowance for Doubtful Accounts. We record an allowance for doubtful accounts to reflect our estimate of the collectibility of our trade accounts receivable. We evaluate the collectibility of accounts receivable based on a combination of factors, including an analysis of the age of customer accounts and our historical experience with accounts receivable write-offs. The analysis also includes the financial condition of a specific customer or industry, and general economic conditions. In circumstances where we are aware of customer charge-backs or a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts applicable to amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected is recorded. In those situations with ongoing discussions, the amount of bad debt recognized is based on the status of the discussions. While bad debt allowances have been within expectations and the provisions established, there can be no guarantee that we will continue to experience the same allowance rate we have in the past.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The realization of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be required, which could materially affect our consolidated financial position and results of operations.

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

          In December 2004, the FASB issued SFAS 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R replaced SFAS 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the recognition of compensation cost relating to share-based payment transactions, including employee stock options, in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its first quarter in 2006. The Company is evaluating the available alternatives of adoption of SFAS 123R. The Company currently accounts for share-based payments using APB Opinion 25‘s intrinsic value method and recognizes no compensation expense for employee stock options as permitted under SFAS 123. See “Stock-based Compensation,” above, for the effect on reported net income if we had accounted for our stock-based compensation plans using the fair value recognition provisions of SFAS 123. The actual effects of adopting SFAS 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the valuation model we use and estimated forfeiture rates. The Company has not made any modifications to its stock-based compensation plans as a result of the issuance of SFAS 123R. The Company believes the adoption of SFAS 123R will not have a material effect on its consolidated financial statements.

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

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also applies to changes required by an accounting pronouncement in the rare case that the pronouncement does not contain specific transition provisions. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

          In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP FAS 143-1”) to address the accounting for obligations associated with a European Union’s Directive on Waste Electrical and Electronic Equipment (the “Directive”). The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 (“new waste”) and products put on the market on or before that date (“historical waste”). FSP FAS 143-1 addresses the accounting for historical waste only and will be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s consolidated financial position or results of operations for the EU-member countries which have adopted the law.

          In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” (“FSP FAS 13-1”) which requires the expensing of rental costs associated with ground or building operating leases that are incurred during the construction period. FSP FAS 13-1 is effective in the first reporting period beginning after December 15, 2005. The Company does not expect that this pronouncement will have a material effect on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

          We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian Dollars) as measured against the U.S. Dollar and each other.

          The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Sales would have fluctuated by approximately $72 million and income from operations would have fluctuated by approximately $0.2 million if average foreign exchange rates changed by 10% in 2005. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2005 we had no outstanding forward exchange contracts.

          Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities. As of December 31, 2005, the balance outstanding on our variable rate debt was approximately $26.2 million. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

           Based on their evaluation, as of December 31, 2005, the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on our identification of three material weaknesses in our internal controls over financial reporting as of December 31, 2005. The material weaknesses are:

•	We do not maintain sufficiently and adequately trained personnel resources at certain locations outside of the Company’s corporate headquarters with the requisite knowledge and financial reporting expertise to execute a timely financial closing process, address non-routine accounting issues that arise in the normal course of the Company’s operations and ensure the timely and accurate preparation of interim and annual financial statements.
•	We have insufficient processes to effectively prepare timely account reconciliations and analyses with thorough documentation and substantiation of certain general ledger accounts resulting in a number of audit adjustments required to be recorded after being identified by our independent registered public accountants.
•	We have inadequately designed processes to properly estimate certain liability accounts related to inventory purchases at our Tiger Direct subsidiary. The processes lack sufficient internal controls to accurately record, reconcile and review such transactions.

Our independent registered public accounting firm has issued a material weakness letter to the Company which addresses these material weaknesses. These matters have been discussed among management, the audit committee and our independent registered public accountants. We are in the process of addressing the remediation of these issues.

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

          During 2005, we implemented a number of remediation measures to address the material weakness related to inventory at our United Kingdom subsidiary. These measures included:

•	Modification of our internal procedures to more accurately identify the types of inventory transactions processed
•	Implementation of additional system reporting to provide more details to enhance the inventory reconciliation process
•	Addition of management-level reviews to support the reconciliation process
•	Implementation of additional review procedures to test cut-off accuracy.

          During 2005, we also implemented remediation measures to address the material weakness related to inventory at our Tiger Direct subsidiary. These measures included:

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

           Our former independent registered public accounting firm, Deloitte & Touche LLP, issued a material weakness letter to the Company which addressed both the weaknesses at the Company’s United Kingdom subsidiary and inadequate oversight and control activities on the part of senior management of the Company over its remote subsidiaries. These matters were discussed in detail among management, the audit committee and our former independent registered public accountants.

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

          We are continuing to work to achieve compliance with the requirements of Section 404. We have dedicated substantial time and resources to documentation and review of our procedures, including the hiring of additional internal audit staff in both the United States and in Europe. We will also evaluate the need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure and the number of accounting systems in use. We have not completed our assessment of our internal control over financial reporting. In addition to the two material weaknesses as of December 31, 2005 discussed under the caption “Disclosure Controls and Procedures,” we have identified a number of internal control significant deficiencies, including controls in the information technology area, that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated. While the Company does not believe that the following are currently material weaknesses, they are designated as significant deficiencies as of December 31, 2005:

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

Changes in Internal Controls Over Financial Reporting

          Our management is not aware of any changes in internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

          Set forth below is biographical information for each Director of the Company, as of May 31, 2006.

          Richard Leeds, age 46, has served as Chairman and Chief Executive Officer of the Company since April 1995. From April 1995 to February 1996 Mr. Leeds also served as Chief Financial Officer of the Company. Mr. Leeds joined the Company in 1982 and since 1984 has served in various executive capacities. Mr. Leeds graduated from New York University in 1982 with a B.S. in Finance. Richard Leeds is the brother of Bruce and Robert Leeds.

          Bruce Leeds, age 51, has served as Vice Chairman since April 1995. Mr. Leeds served as President of International Operations from 1990 until March 2005. Mr. Leeds joined the Company after graduating from Tufts University in 1977 with a B.A. in Economics and since 1982 has served in various executive capacities.

          Robert Leeds, age 51, has served as Vice Chairman since April 1995. Mr. Leeds served as President of Domestic Operations from April 1995 until March 2005. Since 1982 Mr. Leeds has served in various executive capacities with the Company. Mr. Leeds graduated from Tufts University in 1977 with a B.S. in Computer Applications Engineering and joined the Company in the same year.

          Gilbert Fiorentino, age 46, has served as a Director of the Company since May 25, 2004. Mr. Fiorentino is President and Chief Executive Officer of Tiger Direct Inc., a company he founded in 1988. Tiger Direct became a wholly owned subsidiary of the Company in 1996. Mr. Fiorentino graduated with honors in 1981 from the University of Miami with a BS degree in Economics and graduated in 1984 from the University of Miami Law School. He was an Adjunct Professor of Business Law at the University of Miami from 1985 through 1994.

          Robert D. Rosenthal, age 57, has served as a Director of the Company since July 1995. Mr. Rosenthal is Chairman and Chief Executive Officer of First Long Island Investors, Inc., which he co-founded in 1983. From July 1971 until September 1983, Mr. Rosenthal held increasingly responsible positions at Entenmann’s Inc., eventually becoming Executive Vice President and Chief Operating Officer. Mr. Rosenthal is a 1971 cum laude graduate of Boston University and a 1974 graduate of Hofstra University Law School.

           Stacy S. Dick, age 49, has served as a Director of the Company since November 1995. Mr. Dick became a Managing Director of Rothschild Inc. in January 2004 and has served as an executive officer of other entities controlled by Rothschild family interests since March 2001. From August 1998 to March 2001 Mr. Dick was a principal of Evercore Partners, an investment banking firm. From 1996 until 1998, Mr. Dick was Executive Vice President of Tenneco Inc. Mr. Dick graduated from Harvard University with an AB degree magna cum laude in 1978 and a Ph.D. in Business Economics in 1983. He has served as an adjunct professor of finance at the Stern School of Business (NYU) since 2004.

          Ann R. Leven, age 65, has served as a Director of the Company since May 2001. Ms. Leven served as Treasurer and Chief Fiscal Officer of the National Gallery of Art in Washington D.C. from December 1990 to October 1999. From August 1984 to December 1990 she was Chief Financial Officer of the Smithsonian Institution. Ms. Leven has been a Director of the Delaware Investment’s Family of Mutual Funds since September 1989. From December 1999 to May 2003 Ms. Leven was a Director of Recoton Corporation. From 1975 to 1993 Ms. Leven taught business strategy and administration at the Columbia University Graduate School of Business. She received an M.B.A. degree from Harvard University in 1964.

          Each director serves for a term of one year and until his or her successor has been duly elected and qualified.

Executive Officers

          Set forth below is biographical information for each executive officer of the Company who is not also a Director, as of May 31, 2006.

          Steven M. Goldschein, age 60, joined the Company in December 1997 and was appointed Senior Vice President and Chief Financial Officer of the Company in January 1998. From 1982 through December 1997 Mr. Goldschein was Vice President-Administration and Chief Financial Officer of Lambda Electronics Inc. From 1980 through 1982 he was that company’s Corporate Controller. Mr. Goldschein is a 1968 graduate of Michigan State University and a certified public accountant in New York.

          Michael J. Speiller, age 52, has been Vice President and Controller since October 1998. From December 1997 through September 1998 Mr. Speiller was Vice President and Chief Financial Officer of Lambda Electronics Inc. From 1982 through 1997 he was Vice President and Controller of Lambda Electronics Inc. From 1980 through 1982 he was a divisional controller for that company. Prior to that he was an auditor with the accounting firm of Ernst & Young. Mr. Speiller graduated in 1976 with a B.S. degree in Public Accounting from the State University of New York at Albany and is a certified public accountant in New York.

          Curt S. Rush, age 52, has been General Counsel to the Company since September 1996 and was appointed Secretary of the Company in October 1996. Prior to joining the Company, Mr. Rush was employed from 1993 to 1996 as Corporate Counsel to Globe Communications Corp. and from 1990 to 1993 as Corporate Counsel to the Image Bank, Inc. Prior to that he was a corporate attorney with the law firms of Shereff, Friedman, Hoffman & Goodman and Schnader, Harrison, Segal & Lewis in their New York offices. Mr. Rush graduated from Hunter College in 1981 with a B.A. degree in Philosophy and graduated with honors from Brooklyn Law School in 1984, where he was Second Circuit Review Editor of the Law Review. He was admitted to the Bar of the State of New York in 1985.

Audit Committee

          The members of the Audit Committee are Stacy S. Dick, Robert D. Rosenthal and Ann R. Leven. Mr. Dick is the current Chairman of the Committee. All of the members of the Audit Committee are non-management directors (i.e. they are neither officers nor employees of the Company). In the judgment of the Board of Directors, each of the members of the Audit Committee meets the standards for independence required by the rules of the Securities and Exchange Commission and New York Stock Exchange. In addition, the Board of Directors has determined that each of the members of the Audit Committee is an “audit committee financial expert” as defined by regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation.

          The following table sets forth the compensation earned by the Chief Executive Officer (“CEO”) and the four most highly compensated executive officers other than the CEO (the "Named Executive Officers") for the years ended December 31, 2003, 2004 and 2005.

Summary Compensation Table

		Annual Compensation (1)		Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options (#)
Richard Leeds	2005	401,092	500,000	None
Chairman and Chief Executive Officer	2004	403,348	250,000	None
	2003	378,101	75,000	None

Bruce Leeds	2005	389,881	250,000	None
Vice Chairman and President of	2004	403,348	--	None
International Operations	2003	378,101	75,000	None

Robert Leeds	2005	389,881	250,000	None
Vice Chairman and President of	2004	403,348	--	None
Domestic Operations	2003	378,101	75,000	None

Gilbert Fiorentino	2005	446,808	500,000	None
President and CEO of	2004	400,000	250,000	166,667
Tiger Direct Inc. (2)

Steven M. Goldschein	2005	403,248	75,000	None
Senior Vice President and Chief	2004	396,193	40,000	None
Financial Officer	2003	371,157	30,000	40,000

(1)	The Company provides automobile and gasoline allowances, insurance coverage and matching 401(k) contributions, where applicable, which in the aggregate do not exceed the lesser of $50,000 or 10 percent of each individual’s annual salary and bonus.
(2)	Mr. Fiorentino was not considered an executive officer of the Company until 2004.

Option Grants in Last Fiscal Year

No options were granted to any of the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values

The following table sets forth certain information regarding option exercises and year-end option values for the Named Executive Officers:

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2005 (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2005 Exercisable/ Unexercisable

Richard Leeds	-	-	--	--
Bruce Leeds	-	-	-	-
Robert Leeds	-	-	-	-
Gilbert Fiorentino	-	-	348,334/339,999	$1,133,000/$1,128,000
Steven M. Goldschein	-	-	141,667/13,333	$400,000/$60,000

Equity Compensation Plans

          The following table sets forth information as of December 31, 2005 regarding the Company’s existing compensation plans and individual compensation arrangements pursuant to which its equity securities are authorized for issuance to employees and non-employees (such as Directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security
holders	3,657,419	$2.80	3,785,322
Equity compensation plans not
approved by security
holders	-	-	-
Total	3,657,419	$2.80	3,785,322

Compensation of Directors

          The Company’s policy is not to pay compensation to Directors who are also employees of the Company. Each non-employee Director is currently paid a fee of $25,000 per year and $2,000 for each meeting of the Board of Directors and each committee meeting in which the Director participates. In addition, the Chairman of the Audit Committee of the Board of Directors receives an additional $5,000 per year. The non-employee Directors of the Company also are each entitled to receive, annually, an option to purchase 2,000 shares of Common Stock pursuant to the Company’s 1995 Stock Option Plan for Non-Employee Directors. The options to purchase 2,000 shares of Common Stock pursuant to this plan for 2005 were received by each of the non-employee Directors in early 2006 as a result of the postponement of the Annual Meeting of Shareholders until the end of December 2005.

          The Company plans to increase the compensation paid to non-employee directors effective on the date following the 2006 Annual Stockholders’ Meeting. Each non-employee director will then receive annual compensation as follows: $50,000 per year as base compensation, $5,000 per year per Board committee membership, $10,000 per year additional compensation paid to each committee chair, and an annual Company stock grant equal to $25,000. The shares will be restricted from sale for two years. In addition the Company plans to make each non-employee director a one-time stock option grant of 5,000 shares of Company stock. The restricted stock and stock option grants will be subject to stockholder approval of the Company’s 2006 Stock Plan for Non-Employee Directors at the 2006 Annual Stockholders’ Meeting.

Compensation Committee Interlocks and Insider Participation

          The members of the Company’s Compensation Committee for fiscal 2005 were Robert Leeds, Robert D. Rosenthal and Stacy S. Dick. Other than Robert Leeds, no member of the Compensation Committee is employed by the Company. No Director of the Company served during the last completed fiscal year as an executive officer of any entity whose compensation committee (or other comparable committee, or the Board, as appropriate) included an executive officer of the Company. There are no “interlocks” as defined by the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table provides certain information regarding the beneficial ownership (1) of the Company’s Common Stock as of July 31, 2006 by (i) each of the Company’s Directors and officers listed in the summary compensation table, (ii) all current Directors and executive officers as a group and (iii) each person known to the Company to be the beneficial owner of 5% or more of any class of the Company’s voting securities.

Directors and Executive Officers	Amount and Nature of Beneficial Ownership (a)	Percent of Class
Richard Leeds (2) (11)	10,234,087	29.4%
Bruce Leeds (3) (11)	15,050,947	43.2%
Robert Leeds (4) (11)	15,050,947	43.2%
Gilbert Fiorentino (5)	481,668	1.4%
Stacy S. Dick (6)	15,000	*
Robert D. Rosenthal (7)	39,000	*
Ann R. Leven (8)	9,000	*
Steven M. Goldschein (9)	156,000	*
All current Directors and executive officers of the
Company (10 persons)	25,331,794	71.3%

Other Beneficial Owners of 5% or More of the
Company's Voting Stock
Dimensional Fund Advisors Inc. (10)	1,946,618	5.6%
1299 Ocean Ave. 11th Floor
Santa Monica, CA 90401

* less than 1%

(a) Amounts listed below may include shares held in trusts or partnerships which are counted in more than one individual’s total.

(1)	As used in this table “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed as of any date to have “beneficial ownership” of any security that such person has a right to acquire within 60 days after such date. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership percentage of such person, but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person. Unless otherwise stated, each person owns the reported shares directly and has the sole right to vote and determine whether to dispose of such shares.

(2)	Includes 6,923,590 shares owned directly by Mr. Leeds. Also includes 1,838,583 shares owned by a limited partnership of which Richard Leeds is the general partner, 977,114 shares owned by irrevocable trusts for the benefit of his brothers’ children for which Richard Leeds acts as co-trustee and 494,800 shares owned by a limited partnership in which Richard Leeds has an indirect pecuniary interest.

(3)	Includes 269,149 shares owned directly by Mr. Leeds and 6,654,941 shares owned by the Bruce Leeds 2005 Irrevocable Trust. Also includes 6,654,943 shares owned by an irrevocable trust for the benefit of Robert Leeds for which Bruce Leeds acts as trustee, 977,114 shares owned by irrevocable trusts for the benefit of his brothers’ children for which Bruce Leeds acts as co-trustee and 494,800 shares owned by a limited partnership in which Bruce Leeds has an indirect pecuniary interest.

(4)	Includes 269,149 shares owned directly by Mr. Leeds and 6,654,943 shares owned by the Robert Leeds 2005 Irrevocable Trust. Also includes 6,654,941 shares owned by an irrevocable trust for the benefit of Bruce Leeds for which Robert Leeds acts as trustee, 977,114 shares owned by irrevocable trusts for the benefit of his brothers’ children for which Robert Leeds acts as co-trustee and 494,800 shares owned by a limited partnership in which Robert Leeds has an indirect pecuniary interest.

(5)	Includes options to acquire 381,668 shares that are currently exercisable pursuant to the terms of the Company’s 1995 and 1999 Long-Term Stock Incentive Plan. Does not include 200,000 restricted stock units that vested on May 31, 2005 awarded pursuant to an agreement with the Company that Mr. Fiorentino elected to defer receipt of as allowed for under the agreement.

(6)	Includes options to acquire a total of 14,500 shares that are exercisable immediately pursuant to the terms of the Company’s 1995 Stock Plan for Non-Employee Directors

(7)	Includes options to acquire a total of 25,000 shares that are exercisable immediately pursuant to the terms of the Company’s 1995 Stock Plan for Non-Employee Directors.

(8)	Includes options to acquire a total of 8,000 shares that are exercisable immediately pursuant to the terms of the Company’s 1995 Stock Plan for Non-Employee Directors.

(9)	Includes options to acquire 40,000 shares that are currently exercisable pursuant to the terms of the Company’s 1995 and 1999 Long-Term Stock Incentive Plan.

(10)	As disclosed by Dimensional Fund Advisors Inc. in an SEC Schedule 13G filing dated December 31, 2005.

(11)	Address for each of these individuals is c/o Systemax Inc., 11 Harbor Park Drive, Port Washington, NY 11050.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that all such filing requirements for the year ended December 31, 2005 were complied with.

Item 13. Certain Relationships and Related Transactions.

Leases

          The Company currently leases its facility in Port Washington, NY from Addwin Realty Associates, an entity owned by Richard Leeds, Bruce Leeds and Robert Leeds, Directors of the Company and the Company’s three senior executive officers and principal stockholders. Rent expense under this lease totaled $612,000 for the year ended December 31, 2005. The Company believes that these payments were no higher than would be paid to an unrelated lessor for comparable space.

Stockholders Agreement

          Certain members of the Leeds family (including Richard Leeds, Bruce Leeds and Robert Leeds) and Leeds’ family trusts entered into a Stockholders Agreement pursuant to which the parties to such agreement agreed to vote in favor of the nominees of the Board of Directors designated by the holders of a majority of shares of Common Stock held by such stockholders at the time of the Company’s initial public offering of Common Stock. In addition, such agreement prohibits the sale of the shares without the consent of the holders of a majority of the shares held by all parties to such agreement, subject to certain exceptions, including sales pursuant to an effective registration statement and sales made in accordance with Rule 144. Such agreement also grants certain drag-along rights in the event of the sale of all or a portion of the shares held by holders of a majority of the shares. As of December 31, 2005, the parties to the Stockholders Agreement beneficially owned 24,777,000 shares of Common Stock subject to such agreement (constituting approximately 71% of the Common Stock outstanding).

           Pursuant to the Stockholders Agreement, the Company granted to the then existing stockholders party to such agreement demand and incidental, or “piggy-back,” registration rights with respect to the shares. The demand registration rights generally provide that the holders of a majority of the shares may require, subject to certain restrictions regarding timing and number of shares, that the Company register under the Securities Act all or part of the Shares held by such stockholders. Pursuant to the incidental registration rights, the Company is required to notify such stockholders of any proposed registration of the shares under the Securities Act and if requested by any such stockholder to include in such registration any number of shares of shares held by it subject to certain restrictions. The Company has agreed to pay all expenses and indemnify any selling stockholders against certain liabilities, including under the Securities Act, in connection with registrations of shares pursuant to such agreement.

Related Business

           Richard Leeds and Robert Leeds are minority owners of a wholesale business that sells certain products to mass merchant customers. These products are, in some instances, similar to the type of products sold by the Company. The Company believes that the sales volume of competitive products made by this wholesale business was not significant. In 2005 the Company sold approximately $27,000 in merchandise to this business. The Company believes these sales were made on an arms-length basis and were not in competition with the Company’s business.

Related Insurance Broker

          The son of Bruce Leeds, the Company's Vice Chairman, is an employee in training at an insurance brokerage firm that has represented the Company since January 2006. The brokerage firm has earned approximately $300,000 in commissions from the Company as of this date. The Company believes that its agreement with this insurance brokerage firm was made on an arms-length basis.

Corporate Ethics Policy

          The Company has adopted a Corporate Ethics Policy (revised as of March 30, 2005) that applies to all employees of the Company including the Company’s Chief Executive Officer, Chief Financial Officer and Controller, its principal accounting officer. The Corporate Ethics Policy is designed to deter wrongdoing and to promote honest and ethical conduct, compliance with applicable laws and regulations, full and accurate disclosure of information requiring public disclosure and the prompt reporting of Policy violations. The Company’s Corporate Ethics Policy (as amended), annexed as an exhibit to the Company’s report on Form 8-K date March 30, 2005, is available on the Company’s website (www.systemax.com) and can obtained by writing to Systemax Inc., Attention: Board of Directors (Corporate Governance), 11 Harbor Park Drive, Port Washington, NY 11050.

Item 14. Principal Accounting Fees and Services.

          Ernst & Young LLP replaced Deloitte & Touche LLP as our independent registered public accountants in December 2005. The following are the fees billed by Ernst & Young LLP and Deloitte & Touche LLP for services rendered during the fiscal years ended December 31, 2004 and 2005:

Audit and Audit-related Fees

          Ernst & Young billed the Company $2,585,000 for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005 and its reviews of the financial statements included in the Company’s Forms 10-Q for that fiscal year.

          Deloitte & Touche billed the Company $1,868,000 for professional services rendered for the audit, including the restatement, of the Company’s annual financial statements for the fiscal year ended December 31, 2004 and its reviews of the financial statements included in the Company’s Forms 10-Q for that fiscal year.

Tax Fees

          Tax fees included services for international tax compliance, planning and advice. Deloitte & Touche LLP billed the Company for professional services rendered for tax compliance, planning and advice for the fiscal year ended December 31, 2005 an aggregate of $116,000. The aggregate fees billed by Deloitte & Touche for such services for the prior fiscal year were $79,000.

All Other Fees

          Other fees of $5,000 were billed by Ernst & Young for the year ended December 31, 2005. No other fees were billed by the Company’s independent registered public accountants for the year ended December 31, 2004.

          The Audit Committee is responsible for approving every engagement of Ernst & Young to perform audit or non-audit services on behalf of the Company or any of its subsidiaries before Ernst & Young is engaged to provide those services. The Audit Committee of the Board of Directors has reviewed the services provided to the Company by Ernst & Young LLP and believes that the non-audit/review services it has provided are compatible with maintaining the auditor’s independence.

          Stockholder ratification of the selection of Ernst & Young LLP as the Company’s independent public accountants is not required by the Company’s By-Laws or other applicable legal requirement. However, the Board is submitting the selection of Ernst & Young LLP to the stockholders for ratification as a matter of good corporate practice. If the stockholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee at its discretion may direct the appointment of a different independent accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

1.	The Consolidated Financial Statements of Systemax Inc:	Reference

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm	46
Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004 (as previously restated)	48
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 (as previously restated) and 2003 (as previously restated)	49
Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2005, 2004 (as previously restated) and 2003 (as previously restated)	50
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 (as previously restated) and 2003 (as previously restated)	51
Notes to Consolidated Financial Statements	52 - 64

2.	Financial Statement Schedules:

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

3.	Exhibits:

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Registrant, as amended (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001)

3.2	By-laws of Registrant (incorporated by reference to the Company's registration statement on Form S-1) (Registration No. 33-92052)

4.1	Stockholders Agreement (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995)

10.1	Form of 1995 Long-Term Stock Incentive Plan* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)

10.2	Form of 1999 Long-Term Stock Incentive Plan as amended* (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2003)

10.3	Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.4	Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998)

10.5	Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1997)

10.6	Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago (Trustee for the original landlord) and Walsh, Higgins & Company (Contractor) (“Naperville Illinois Facility Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.7	Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998)

10.8	Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.9	Form of 1995 Stock Plan for Non-Employee Directors* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)

10.10	Consulting Agreement dated as of January 1, 1996 between the Company and Gilbert Rothenberg* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)

10.11	Separation Agreement and General Release between the Company and Robert Dooley, dated March 5, 2004* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004)

10.12	Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1997)

10.13	Promissory Note of Systemax Suwanee LLC, dated as of April 18, 2002 payable to the order of New York Life Insurance Company in the original principal sum of $8,400,000 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2002)

10.14	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of April 18, 2002 from Systemax Suwanee LLC to New York Life Insurance Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2002)

10.15	Employment Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004)

10.16	Restricted Stock Unit Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004)

10.17	Amended and Restated Credit Agreement, dated as of October 27, 2005, between JP Morgan Chase Bank, N.A. and affiliates, General Electric Capital Corporation, and GMAC Commercial Finance LLC (as Lenders) with the Company and certain subsidiaries of the Company (as Borrowers) (the “Amended and Restated JP Morgan Chase Loan Agreement”) (incorporated by reference to the Company’s report on Form 8-K dated October 27, 2005)

10.18	Amendment No. 1, dated as of December 19, 2005, to the Amended and Restated JP Morgan Chase Loan Agreement

10.19	Lease agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility)

10.20	First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility)

10.21	First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord)

10.22	Agreement of Purchase and Sale, dated December 9, 2005, between the Company (as Seller) and Hewlett Packard Company (as Buyer) (Suwanee, Georgia facility)

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of March 30, 2005) (incorporated by reference to the Company’s report on Form 8-K dated March 30, 2005)

21	Subsidiaries of the Registrant

23.1	Consent of experts and counsel: Consent of Deloitte & Touche LLP

23.2	Consent of experts and counsel: Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Audit Committee of the Company’s Board of Directors, as revised February 28, 2003 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002)

99.2	Charter of the Compensation Committee of the Company’s Board of Directors, as approved February 28, 2003 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002)

99.3	Charter of the Nominating/Corporate Governance Committee of the Company’s Board of Directors, as approved February 28, 2003 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002)

*   Management contract or compensatory plan or arrangement

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer Date: August 29, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	August 29, 2006
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman	August 29, 2006
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman	August 29, 2006
Robert Leeds

/s/ STEVEN GOLDSCHEIN	Senior Vice President and Chief Financial Officer	August 29, 2006
Steven Goldschein	(Principal Financial Officer)

/s/ MICHAEL J. SPEILLER	Vice President and Controller	August 29, 2006
Michael J. Speiller	(Principal Accounting Officer)

/s/ GILBERT FIORENTINO	Director	August 29, 2006
Gilbert Fiorentino

/s/ ROBERT D. ROSENTHAL	Director	August 29, 2006
Robert D. Rosenthal

/s/ STACY DICK	Director	August 29, 2006
Stacy Dick

/s/ ANN R. LEVEN	Director	August 29, 2006
Ann R. Leven

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

Shareholders and Board of Directors of Systemax Inc.:

We have audited the accompanying consolidated balance sheet of Systemax Inc. as of December 31, 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year then ended. Our audit also included the 2005 financial statement schedule listed in the accompanying index in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2005 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
May 26, 2006

REPORT OF DELOITTE & TOUCHE, LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders and Board of Directors of SYSTEMAX INC.:

We have audited the accompanying consolidated balance sheet of Systemax Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15 for each of the two years in the period ended December 31, 2004.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Systemax Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for each of the two years in the period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements had been restated.

DELOITTE & TOUCHE LLP
New York, New York
April 13, 2005 (November 17, 2005 as to the effects of the restatement discussed in Note 2)

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(IN THOUSANDS, except for share data)

	2005	2004 As previously restated - see Note 2
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$70,925	$36,257
Accounts receivable, net of allowances of $12,508 (2005) and $11,318 (2004)	143,001	137,706
Inventories, net	189,502	192,774
Prepaid expenses and other current assets	18,477	22,096
Deferred income tax assets, net	9,227	9,594

Total current assets	431,132	398,427

PROPERTY, PLANT AND EQUIPMENT, net	57,259	65,563
DEFERRED INCOME TAX ASSETS, net	14,100	18,645
OTHER ASSETS	2,053	561

TOTAL	$504,544	$483,196

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings, including current portions of long-term debt	$26,773	$25,020
Accounts payable	171,667	165,761
Accrued expenses and other current liabilities	62,888	59,639

Total current liabilities	261,328	250,420

LONG-TERM DEBT	8,028	8,639
OTHER LIABILITIES	2,346	1,505

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
Common stock, par value $.01 per share, authorized 150 million shares, issued
38,231,990 shares; outstanding 34,761,174 (2005) and 34,432,799 (2004) shares	382	382
Additional paid-in capital	177,574	180,640
Accumulated other comprehensive income, net of tax	893	3,920
Retained earnings	98,927	87,486
Common stock in treasury at cost - 3,470,816 (2005) and 3,799,191 (2004) shares	(40,772)	(44,630)

Unearned restricted stock compensation	(4,162)	(5,166)

Total shareholders' equity	232,842	222,632

TOTAL	$504,544	$483,196

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(IN THOUSANDS, except per common share amounts)

	2005	2004*	2003*

Net sales	$2,115,518	$1,928,147	$1,655,736
Cost of sales	1,808,231	1,641,681	1,390,840

Gross profit	307,287	286,466	264,896
Selling, general and administrative expenses	268,327	260,111	251,460
Restructuring and other charges	4,151	7,356	1,726
Goodwill impairment			2,560

Income from operations	34,809	18,999	9,150
Interest and other income, net	(735)	(630)	(755)
Interest expense	2,670	3,073	2,344

Income before income taxes	32,874	16,556	7,561
Provision for income taxes	21,433	6,368	4,354

Net income	$11,441	$10,188	$3,207

Net income per common share, basic:	$.33	$.30	$.09

Net income per common share, diluted:	$.31	$.29	$.09

Weighted average common and common equivalent shares:
Basic	34,646	34,373	34,164

Diluted	36,488	35,489	34,880

* As previously restated – see Note 2.

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(IN THOUSANDS)

	Common Number of Shares Out- standing	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock, At Cost	Unearned Restricted Stock Compensation	Comprehensive Income (Loss), Net of Tax
Balances, January 1, 2003*	34,104	$382	$176,743	$74,091	$(2,130)	$(48,489)
Change in cumulative
translation adjustment					4,063			$4,063
Exercise of stock options	184		(1,740)			2,159
Tax benefit of employee
stock plans			340
Net income*				3,207				3,207

Total comprehensive income *								$7,270

Balances, December 31,
2003*	34,288	382	175,343	77,298	1,933	(46,330)
Change in cumulative
translation adjustment					1,987			$1,987
Exercise of stock options	145		(631)			1,700
Tax benefit of employee
stock plans			188
Grant of restricted stock
units			5,740				$(5,740)
Amortization of unearned
restricted stock
compensation							574
Net income*				10,188				10,188

Total comprehensive income*								$12,175

Balances, December 31,
2004*	34,433	382	180,640	87,486	3,920	(44,630)	(5,166)
Change in cumulative
translation adjustment					(3,027)			$(3,027)
Exercise of stock options	328		(3,078)			3,858
Tax benefit of employee
stock plans			12
Amortization of unearned
restricted stock
compensation							1,004
Net income				11,441				11,441

Total comprehensive income								$8,414

Balances, December 31, 2005	34,761	$382	$177,574	$98,927	$893	$(40,772)	$(4,162)

* As previously restated – see Note 2.

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(IN THOUSANDS)

	2005	2004*	2003*
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$11,441	$10,188	$3,207
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization, net	9,994	11,314	13,938
Loss on dispositions and abandonment	1,279	1,444	595
Provision (benefit) for deferred income taxes	6,228	(2,377)	(2,816)
Provision for returns and doubtful accounts	7,620	5,079	3,906
Compensation expense related to equity compensation plans	1,004	1,374
Tax benefit of employee stock plans	12	188	340
Goodwill impairment			2,560
Changes in operating assets and liabilities:
Accounts receivable	(24,088)	(1,982)	8,226
Inventories	(857)	(40,872)	(31,996)
Prepaid expenses and other current assets	1,389	5,300	7,972
Income taxes payable/receivable	527	6,335	(3,915)
Accounts payable, accrued expenses and other current liabilities	20,430	16,767	(8,624)

Net cash provided by (used in) operating activities	34,979	12,758	(6,607)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments in property, plant and equipment	(5,896)	(8,583)	(7,123)
Proceeds from disposals of property, plant and equipment	103	247	11
Purchase of minority interest			(2,560)

Net cash used in investing activities	(5,793)	(8,336)	(9,672)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds (repayments) of borrowings from banks	13,889	(5,254)	(2,951)
Repayments of long-term debt and capital lease obligations	(9,978)	(1,768)	(1,299)
Issuance of common stock	780	269	419

Net cash provided by (used in) financing activities	4,691	(6,753)	(3,831)

EFFECTS OF EXCHANGE RATES ON CASH	791	(114)	(4,183)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,668	(2,445)	(24,293)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	36,257	38,702	62,995

CASH AND CASH EQUIVALENTS - END OF YEAR	$70,925	$36,257	$38,702

Supplemental disclosures:
Interest paid	$2,498	$3,385	$2,697

Income taxes paid	$15,522	$4,676	$13,840

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	--	--	$1,576

Deferred stock-based compensation related to restricted unit stock
granted	--	$5,740	--

* As previously restated – see Note 2.

See notes to consolidated financial statements

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Systemax”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company began consolidating a 50%-owned joint venture in the first quarter of 2004 in accordance with Financial Accounting Standards Board Interpretation 46 (Revised) (“FIN 46R”), “Consolidation of Variable Interest Entities.” The Company previously used the equity method of accounting for this investment. The results of operations of this investee are not material to the consolidated results of operations of the Company.

Use of Estimates In Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year — The Company’s fiscal year ends on December 31. The Company’s North American computer business follows a fiscal year that ends on the last Saturday of the calendar year. Normally each fiscal year consists of 52 weeks, but every five or six years, their fiscal year consists of 53 weeks, which was the case in 2005. The sales recorded in the additional week of 2005 represented less than one percent of the year’s sales. Fiscal years 2004 and 2003 consisted of 52 weeks for this business.

Foreign Currency Translation — The financial statements of the Company’s foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for balance sheet items and average exchange rates for the statement of operations items. The translation differences are recorded as a separate component of shareholders’ equity.

Cash and Cash Equivalents — The Company considers amounts held in money market accounts and other short-term investments, including overnight bank deposits, with an original maturity date of three months or less to be cash equivalents.

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method. Allowances are maintained for obsolete, slow-moving and non-saleable inventory.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. Depreciation of furniture, fixtures and equipment, including equipment under capital leases, is on the straight-line or accelerated method over their estimated useful lives ranging from three to ten years. Depreciation of buildings is on the straight-line method over estimated useful lives of 30 to 50 years. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective leases.

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

Goodwill –The cost in excess of fair value of net assets of businesses acquired is recorded in the consolidated balance sheets as “Goodwill.” In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is to be tested for impairment annually or when facts and circumstances indicate goodwill may be impaired.

Evaluation of Long-lived Assets – Long-lived assets are evaluated for recoverability in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

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

Income Taxes — Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. Valuation allowances are provided for deferred tax assets to the extent it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Revenue Recognition and Accounts Receivable – The Company recognizes sales of products, including shipping revenue, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is received by the customers when title and risk of loss have transferred. Allowances for estimated subsequent customer returns, rebates and sales incentives are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales. Revenue from extended warranty and support contracts on the Company’s assembled PCs is deferred and recognized over the contract period.

Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns. The changes in these allowance accounts are summarized as follows (in thousands):

	Years ended December 31,
	2005	2004	2003

Balance, beginning of year	$11,318	$10,000	$11,275
Charged to expense	7,316	5,079	3,906
Deductions	(6,126)	(3,761)	(5,181)

Balance, end of year	$12,508	$11,318	$10,000

Advertising Costs — Advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period of catalog distribution during which the benefits are expected, generally one to six months. Expenditures relating to television and local radio advertising are expensed in the period the advertising takes place.

Net advertising expenses of $39.4 million in 2005, $43.8 million in 2004 and $43.7 million in 2003 are included in the accompanying Consolidated Statements of Operations. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $39.1 million for the year ended December 31, 2005, $34.1 million for the year ended December 31, 2004 and $38.1 million for the year ended December 31, 2003.

Prepaid expenses at December 31, 2005 and 2004 include deferred advertising costs of $5.0 million and $5.6 million, respectively, which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Research and Development Costs — Costs incurred in connection with research and development are expensed as incurred. Such expenses were approximately $488,000 for the year ended December 31, 2005, $411,000 for the year ended December 31, 2004 and $800,000 for the year ended December 31, 2003.

Derivative Financial Instruments – In accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all of the Company’s derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments may be used to manage exposures related to changes in foreign currency exchange rates and interest rate risk on variable rate indebtedness.

Net Income Per Common Share – The Company calculates net income per share in accordance with SFAS 128, “Earnings Per Share.” Net income per common share-basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share-diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive securities outstanding during the respective periods except in loss periods, where the effect is anti-dilutive. The dilutive effect of outstanding options issued by the Company is reflected in net income per share — diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. Equivalent common shares of 842,000 in 2005, equivalent common shares of 1,116,000 in 2004 and equivalent common shares of 715,000 in 2003 were included for the diluted calculation. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 503,000 in 2005, 587,000 in 2004 and 697,000 in 2003 due to their antidilutive effect.

Comprehensive Income) — Comprehensive income consists of net income and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders’ Equity. Comprehensive income was $8,414,000 in 2005, $12,175,000 in 2004 and $7,270,000 in 2003.

Stock-based Compensation – The Company has three stock-based compensation plans, two of which are for employees, consultants and advisors and the third of which is for non-employee directors, which are more fully described in Note 9. The Company has elected to follow the accounting provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” for stock-based compensation and to provide the pro forma disclosures required under SFAS 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	2005	2004	2003

Net income - as reported	$11,441	$10,188	$3,207
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	647	886
Deduct: Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects	915	1,295	544

Pro forma net income	$11,173	$9,779	$2,663

Basic net income per common share:
Net income - as reported	$.33	$.30	$.09

Net income - pro forma	$.32	$.28	$.08

Diluted net income per common share:
Net income - as reported	$.31	$.29	$.09

Net income - pro forma	$.31	$.28	$.08

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.5%	5.5%	5.9%
Expected volatility	79.0%	46.0%	76.0%
Expected life in years	5.20	2.36	2.41

The weighted average remaining contractual life of the stock options outstanding was 6.7 years at December 31, 2005, 7.4 years at December 31, 2004 and 7.7 years at December 31, 2003.

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

2.	RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

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

The Company restated its presentation of long-term debt to classify its entire United Kingdom term loan payable as of December 31, 2004 as current, as it was not in compliance with the financial covenants.

The restated results also include changes resulting from a correction in the application of the Company’s revenue recognition policy. The Company determined during its internal review of 2004 results that a change in its revenue recognition policy for sales of product was required in order to comply with Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104), as interpreted by the SEC Staff. Based on the Company’s practices with respect to its terms of shipment, revenue that had been recognized at time of shipment based upon FOB shipping point terms should have been recognized at time of receipt by customers, when title and risk of loss both transferred. The effect of this change resulted in a restatement of the results of operations for the years ended December 31, 2004 and 2003 and the balance sheet as of December 31, 2004.

As a result, the accompanying financial statements for the years ended December 31, 2004 and 2003 have been restated from the amounts previously reported to properly reflect these items. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

As of December 31, 2004:	As Previously Reported	As Restated

Accounts receivable, net	$153,724	$137,706
Inventories, net	176,227	192,774
Prepaid expenses and other current assets	24,888	22,096
Deferred income tax assets, net	8,812	9,594
Total current assets	399,908	398,427
Deferred income tax assets - noncurrent, net	18,268	18,645
TOTAL ASSETS	484,300	483,196
Short-term borrowings, including current portions of
long-term debt	(16,560)	(25,020)
Accounts payable	(161,864)	(165,761)
Accrued expense and other current liabilities	(60,756)	(59,639)
Total current liabilities	(239,180)	(250,420)
Long-term debt	(17,099)	(8,639)
Additional paid in capital	(180,530)	(180,640)
Accumulated other comprehensive income, net of tax	(4,093)	(3,920)
Retained earnings	(91,307)	(87,486)
Total shareholders' equity	(226,516)	(222,632)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	(484,300)	(483,196)

Years ended December 31,:	2004		2003

	As previously reported	As restated	As previously reported	As restated

Net sales	$1,927,835	$1,928,147	$1,657,778	$1,655,736
Cost of sales	1,637,452	1,641,681	1,392,745	1,390,840
Gross profit	290,383	286,466	265,033	264,896
Income from operations	22,916	18,999	9,287	9,150
Income before income taxes	20,473	16,556	7,698	7,561
Provision for income taxes	7,923	6,368	4,352	4,354
Net income	12,550	10,188	3,346	3,207

Net income per common share, basic:	$.37	$.30	$.10	$.09
Net income per common share, diluted:	$.35	$.29	$.10	$.09

The Company also previously restated its segment disclosures for the years ended December 31, 2004 and 2003 – see Note 12.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in thousands):

	2005	2004

Land and buildings	$42,585	$48,580
Furniture and fixtures, office, computer and other equipment and	71,719	71,653
software
Leasehold improvements	11,328	11,187

	125,632	131,420
Less accumulated depreciation and amortization	68,373	65,857

Property, plant and equipment, net	$57,259	$65,563

Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2005	2004

Furniture and fixtures, office, computer and other equipment	$1,582	$1,680
Less: Accumulated amortization	754	503

	$828	$1,177

4.	RELATED PARTY TRANSACTIONS

The Company leased its headquarters office/warehouse facility from affiliates during the years ended December 31, 2005, December 31, 2004 and December 31, 2003 (see Note 11). Rent expense under the lease aggregated $612,000 in each of those years. The Company believes that these payments were no higher than would be paid to an unrelated lessor for comparable space.

5.	CREDIT FACILITIES

In October 2005 the Company amended and restated its $70,000,000 revolving credit agreement with a group of financial institutions to increase the amount available to $120,000,000 (which may be increased by up to $30 million, subject to certain conditions) and to provide for borrowings by the Company’s United States and United Kingdom subsidiaries. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, the Company’s United Kingdom headquarters building and the Company’s shares of stock in its domestic and United Kingdom subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on October 26, 2010. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company’s option, at the agent bank’s base rate (7.25% at December 31, 2005) plus 0.25% or the bank’s daily LIBOR rate (4.9% at December 31, 2005) plus 1.25% to 2.25%. The undrawn availability under the facility may not be less than $15 million until the last day of any month in which the availability net of outstanding borrowings is at least $70 million. The facility also calls for a commitment fee payable quarterly in arrears of 0.375% of the average daily unused portions of the facility. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of December 31, 2005. The Company was not in compliance with the financial reporting requirements regarding timely filing of the Company’s financial statements under the agreement for periods subsequent to December 31, 2005 for which the lenders have approved a waiver. As of December 31, 2005, availability under the agreement was $97.6 million and there were outstanding advances of $21.8 million (all in the United Kingdom) and outstanding letters of credit of $14.6 million. Under the previous facility, as of December 31, 2004 availability under the agreement was $54.6 million and there were outstanding letters of credit of $9.1 million. There were no outstanding advances as of December 31, 2004.

In connection with the amendment to its revolving credit agreement, the Company terminated its £15,000,000 multi-currency credit facility with a United Kingdom financial institution in October 2005. The facility was available to the Company’s United Kingdom subsidiaries and at December 31, 2004 there were £5.3 million ($10.0 million at the December 31, 2004 exchange rate) of borrowings outstanding under this line with interest payable at a rate of 5.87%.

The Company’s Netherlands subsidiary maintains a €5 million ($5.9 million at the December 31, 2005 exchange rate) credit facility with a local financial institution. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2005 there were €3.8 million ($4.4 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. At December 31, 2004 there were €3.5 million ($4.8 million at the December 31, 2004 exchange rate) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in November 2006.

The weighted average interest rate on short-term borrowings was 6.4% in 2005, 6.0% in 2004 and 5.2% in 2003.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2005	2004

Payroll and employee benefits	$13,262	$14,493
Income taxes payable	6,819	6,397
Other	42,807	38,749

	$62,888	$59,639

7.	LONG-TERM DEBT

Long-term debt consists of (in thousands):

	2005	2004

Mortgage note payable (a)	$7,803	$8,012
Term loan payable (b)	--	9,713
Capitalized equipment lease obligations	799	1,185

	8,602	18,910
Less: current portion	574	10,271

	$8,028	$8,639

(a)	Mortgage note payable. The Company had a ten year, $8.4 million mortgage loan on its Georgia distribution facility. The mortgage had monthly principal and interest payments of $62,000 through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage bore interest at 7.04% and was collateralized by the underlying land and building. In March 2006, the Company sold its Georgia distribution facility and repaid the remaining balance on the mortgage (see Note 14).

(b)	Term loan payable. The Company had a term loan agreement which was used to finance the construction of its United Kingdom facility and which was secured by the underlying land and building. The loan was repaid in November 2005 in connection with the amendment and restatement of the Company’s revolving credit facility. The term loan agreement contained certain financial and other covenants related to the Company’s United Kingdom subsidiaries, with which the Company was not in compliance as of December 31, 2004. As a result, the Company classified the entire obligation as current as of December 31, 2004.

The aggregate maturities of long-term debt outstanding at December 31, 2005 are as follows (in thousands):

	2006	2007	2008	2009	2010	After 2010
Maturities	$574	$505	$348	$241	$258	$6,676

8.	RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the years ended December 31, 2005, 2004 and 2003, management approved and implemented restructuring actions which included workforce reductions and facility consolidations. The following table summarizes the amounts recognized by the Company as restructuring and other charges for the periods presented (in thousands):

Years ended December 31,	2005	2004	2003
2004 United States streamlining plan	$122	$3,743
2003 United States warehouse consolidation plan		642	$713
2002 United Kingdom consolidation plan	(93)	467	2,173
Litigation settlements (recoveries)	300		(1,272)
Other severance and exit costs	3,822	2,504	112

Total restructuring and other charges	$4,151	$7,356	$1,726

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

2003 United States Warehouse Consolidation Plan
In the fourth quarter of 2003, the Company implemented a plan to consolidate the warehousing facilities in its United States computer supplies business. The Company recorded $122,000 of additional severance costs in 2005 and $642,000 of additional exit costs in 2004 related to this plan.

2002 United Kingdom Consolidation Plan
In 2002 the Company implemented a restructuring plan to consolidate the activities of three United Kingdom locations into a new facility constructed for the Company. During the year ended December 31, 2003, the Company recorded $2,173,000 of additional exit costs related to this plan. During the year ended December 31, 2004, the Company recorded $467,000 of additional exit costs related to this plan.

Other Severance and Exit Costs
The Company recorded restructuring costs of $3.7 million during 2005 and $2.5 million during 2004 in Europe in connection with workforce reductions and facility exit costs. In 2005, these costs were comprised of employee severance costs. In 2004, these costs were comprised of $1.8 million of employee severance costs and $0.7 million of other exit costs, primarily asset write-downs.

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the years ended December 31, 2005 and 2004 (in thousands). The balance of the restructuring reserves is included in the Consolidated Balance Sheets within accrued expenses and other current liabilities.

	Severance and	Other
	Personnnel Costs	Exit Costs	Total

Balance as of January 1, 2004	$63	$2,962	$3,025
Charged to expense in 2004	3,153	1,699	4,852
Amounts utilized	(2,583)	(3,265)	(5,848)

Balance at December 31, 2004	633	1,396	2,029
Charged to expense in 2005	3,945	(93)	3,852
Amounts utilized	(4,325)	(1,038)	(5,363)

Balance at December 31, 2005	$253	$265	$518

Litigation Settlements
In May 2006 the Company entered into a stipulation of settlement with all of the plaintiffs who had filed derivative complaints in 2005 alleging misconduct in connection with the Company's restatement of its 2004 financial results (see Note 11).

In August 2003 the Company settled litigation with a software developer and reversed a previously recorded liability of $1.3 million which was no longer needed (see Note 11).

9.	SHAREHOLDERS' EQUITY

As required by law, certain foreign subsidiaries must retain a percentage of shareholders' capital in the respective company. Accordingly, a portion of retained earnings is restricted and not available for distribution to shareholders. Such amounts at December 31, 2005 and 2004 were not material.

Stock Option Plans - The Company has three fixed option plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan, adopted in 1995, allows the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted and generally become exercisable ratably on the third, fourth, and fifth anniversary of the grant date. A maximum total number of 2.0 million shares may be granted under this plan of which a maximum of 800,000 shares may be of restricted stock and restricted stock units. No award can be granted under this plan after December 31, 2005. A total of 1,331,190 options were outstanding under this plan as of December 31, 2005.

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the 2006 annual shareholders meeting. A total of 52,000 options were outstanding under this plan as of December 31, 2005.

The 1999 Long-term Stock Incentive Plan, as amended ("1999 Plan") - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. A maximum of 5.0 million shares may be granted under this plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. No award shall be granted under this plan after December 31, 2009. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,274,229 options were outstanding under this plan as of December 31, 2005.

The following table reflects the plan activity for the years ended December 31, 2005, 2004 and 2003:

	For Shares	Option Prices

Outstanding, January 1, 2003	2,091,315	$ 1.95 to $39.06
Granted	1,072,700	$ 1.76 to $ 3.36
Exercised	(184,341)	$ 1.76 to $ 3.05
Cancelled	(158,372)	$ 1.76 to $39.06

Outstanding, December 31, 2003	2,821,302	$ 1.76 to $18.41
Granted	780,267	$ 5.30 to $ 6.34
Exercised	(144,168)	$ 1.76 to $ 3.05
Cancelled	(216,150)	$ 1.76 to $18.41

Outstanding, December 31, 2004	3,241,251	$ 1.76 to $18.41
Granted	75,000	$ 6.25
Exercised	(328,374)	$ 1.76 to $ 5.30
Cancelled	(330,458)	$ 1.76 to $18.41

Outstanding, December 31, 2005	2,657,419	$ 1.76 to $18.41

The following table summarizes information for the three years ended December 31, 2005 concerning currently outstanding and exercisable options:

	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,241,251	$3.96	2,821,302	$3.70	2,091,315	$5.01
Granted	75,000	$6.25	780,267	$5.38	1,072,700	$1.80
Exercised	(328,374)	$2.37	(144,168)	$2.28	(184,341)	$2.27
Cancelled	(330,458)	$6.35	(216,150)	$6.82	(158,372)	$9.68

Outstanding at end of year	2,657,419	$3.93	3,241,251	$3.96	2,821,302	$3.70

Options exercisable at year end	1,891,155		1,756,517		1,483,287
Weighted average fair value per
option granted during the year	$4.21		$1.61		$0.81

As of December 31, 2005:

Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1.76 to $ 5.00	1,518,502	6.51	$2.12	1,237,940	$2.20
$5.01 to $15.00	1,110,217	7.20	$6.04	624,515	$6.48
$15.01 to $18.41	28,700	1.28	$17.72	28,700	$17.72

$1.76 to $18.41	2,657,419	6.74	$3.93	1,891,155	$3.85

During the year ended December 31, 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units vest at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. Compensation expense for restricted stock awards is recognized based on the intrinsic value method defined by APB 25. The total market value of the shares granted has been recorded as “Unearned Restricted Stock Compensation” and is reported as a separate component in the consolidated statements of shareholders’ equity and is being expensed over the vesting period.

10.	INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

Years Ended December 31	2005	2004	2003
United States	$38,912	$33,268	$18,287
Foreign	(6,038)	(16,712)	(10,726)

Total	$32,874	$16,556	$7,561

The provision (benefit) for income taxes consists of the following (in thousands):

Years Ended December 31	2005	2004	2003
Current:
Federal	$10,499	$8,622	$5,247
State	3,146	565	709
Foreign	1,560	(442)	1,214

Total current	15,205	8,745	7,170

Deferred:
Federal	(265)	725	1,934
State	(490)	(899)	(864)
Foreign	6,983	(2,203)	(3,886)

Total deferred	6,228	(2,377)	(2,816)

TOTAL	$21,433	$6,368	$4,354

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense (benefit) and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

Years Ended December 31	2005	2004	2003
Income tax at Federal statutory rate	$11,506	$5,795	$2,646
State and local income taxes (benefits) and
changes in valuation allowances, net of	1,311	(172)	(100)
federal tax benefit
Foreign taxes at rates different from the U.S. rate	1,703	2,375	434
Changes in valuation allowances for foreign
deferred tax assets	10,194
Non-deductible goodwill impairment			900
Tax credits	(197)	(599)	(660)
Adjustment for prior year taxes	(3,205)	(588)	1,311
Other items, net	121	(443)	(177)

	$21,433	$6,368	$4,354

The deferred tax assets (liabilities) are comprised of the following (in thousands):

	2005	2004
Current:
Deductible assets	$(1,197)	$(699)
Accrued expenses and other liabilities	9,875	9,885
Non-deductible assets	1,201	1,179
Other	(125)	(358)
Valuation allowances	(527)	(413)

Total current	9,227	9,594

Non-current:
Net operating loss and credit carryforwards	14,543	17,419
Foreign currency translation adjustments	(511)	(2,816)
Accelerated depreciation	3,059	1,622
Intangible and other assets	10,031	12,031
Other	1,757	1,032
Valuation allowances	(14,779)	(10,643)

Total non-current	14,100	18,645

TOTAL	$23,327	$28,239

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of $12.4 million as of December 31, 2005, since these earnings are indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire from 2006 through 2020 except for carryforwards in the United Kingdom and the Netherlands, which have no expiration. In accordance with SFAS 109 “Accounting for Income Taxes,” the Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

In the fourth quarter of 2005, the Company recorded a valuation allowance of $10.2 million related to carryforward losses and deferred tax assets in the United Kingdom. The Company’s United Kingdom subsidiary had recorded losses and has been affected by restructuring activities in recent years. These losses and the loss incurred for the year ended December 31, 2005 represented evidence for management estimate that a full valuation allowance for the net deferred tax assets was necessary under SFAS 109. In the fourth quarter of 2005, the Company also recorded an income tax benefit of $2.7 million as a result of a favorable decision received in connection with a petition submitted in connection with audit assessments made in 2002 and 2004 in a foreign jurisdiction.

As of December 31, 2005 the valuation allowances of $15.3 million include $11.1 million related to net operating loss carryforwards and $2.3 million for other deductible temporary differences in foreign jurisdictions and $1.5 million for state net operating loss carryforwards and $0.4 million for other state deductible temporary differences. During the year ended December 31, 2005 valuation allowances increased $5,551,000 as a result of additional losses incurred in foreign and state jurisdictions, net of reductions resulting from changes in deferred tax assets due to changes in tax laws. Valuation allowances decreased $1,301,000 in 2005 for carryforward losses utilized for which valuation allowances had been previously provided. During the year ended December 31, 2004 valuation allowances increased $1,373,000 as a result of additional losses incurred and decreased $3,968,000 for carryforward losses and tax credits utilized for which valuation allowances had been previously provided.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments and believes it has adequately accrued for exposures for tax liabilities resulting from future tax audits. To the extent the Company would be required to pay amounts in excess of reserves or prevail on matters for which accruals have been established, the Company’s effective tax rate in a given period may be materially impacted. The Company’s federal income tax returns for fiscal years 2000 through 2004 are currently being audited by the Internal Revenue Service. Although proposed adjustments have not been received for these years and the outcome of in-progress tax audits is always uncertain, management believes the ultimate outcome of the audit will not have a material adverse impact on the Company’s consolidated financial statements.

11.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases — The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through September 2026. The Company currently leases one facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers (see Note 4). The Company also acquires certain computer and communications equipment pursuant to capital lease obligations.

At December 31, 2005, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in thousands):

	Capital Leases	Third Party Operating Leases	Related Party Operating Lease	Total
2006	$387	$8,474	$612	$9,473
2007	299	9,981	612	10,892
2008	126	9,119		9,245
2009		8,709		8,709
2010		6,614		6,614
2011-2015		24,733		24,733
2016-2020		20,051		20,051
Thereafter		11,108		11,108

Total minimum lease payments	812	98,789	1,224	100,825
Less: sublease rental income		3,222		3,222

Lease obligation net of subleases	812	$95,567	$1,224	$97,603

Less amount representing interest	13

Present value of minimum capital lease
payments (including current portion of $387)	$799

Annual rent expense aggregated approximately $10,272,000, including $612,000 to related parties, for 2005, $7,887,000, including $612,000 to related parties, for 2004 and $7,693,000, including $612,000 to related parties, for 2003. Rent expense for 2005 is net of sublease income of $848,000.

Litigation – Beginning on May 24, 2005, three shareholder derivative lawsuits were filed, one in the United States District Court for the Eastern District of New York and two in the Supreme Court of New York, County of Nassau, against various officers and directors of the Company and naming the Company as a nominal defendant in connection with the Company’s restatements of its fiscal year 2003 and 2004 financial statements. The defendants and the Company denied all of the allegations of wrongdoing contained in the complaints. On May 16, 2006, the parties entered into a stipulation of settlement of this case. By order dated July 6, 2006 the United States District Court for the Eastern District of New York approved the settlement and dismissed the federal complaint with prejudice. Pursuant to the settlement the defendants are released from liability and the Company will adopt certain corporate governance principles including the appointment of a lead independent director to, among other things, assist the Board of Directors in assuring compliance with and implementation of the Company's corporate governance policies and pay $300,000 of the legal fees of the plaintiffs. The plaintiffs were directed by the U.S. District Court to move to dismiss the state court actions.

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

Contingency — The Company is required to collect sales tax on certain of its sales. In accordance with current laws, approximately 17% of the Company’s 2005 domestic sales, 17% of the Company’s 2004 domestic sales and 16% of the 2003 domestic sales were subject to sales tax. Changes in law could require the Company to collect sales tax in additional states and subject the Company to liabilities related to past sales.

Employee Benefit Plans — The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees. Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions. Aggregate expense to the Company for contributions to such plans was approximately $455,000 in 2005, $436,000 in 2004 and $408,000 in 2003.

Foreign Exchange Risk Management — The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The Company may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice would be to minimize the impact of foreign exchange rate movements on the Company’s operating results. As of December 31, 2005, the Company had no outstanding forward exchange contracts.

Fair Value of Financial Instruments — Financial instruments consist primarily of investments in cash and cash equivalents, trade accounts receivable, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2005 and 2004, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and payable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks and the term loan payable are considered to be representative of their respective fair values as their interest rates are based on market rates. The estimated fair value of the Company’s mortgage loan payable was $8.8 million at December 31, 2005 and $9.0 million at December 31, 2004.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s excess cash balances are invested with high credit quality issuers. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base. The Company also performs on-going credit evaluations and maintains allowances for potential losses as warranted.

12.	SEGMENT AND RELATED INFORMATION

The Company operates in one primary business as a reseller of business products to commercial and consumer users. The Company operates and is internally managed in two operating segments, Computer Products and Industrial Products. The Company has also separately disclosed its costs associated with the development of the Company’s new web-hosted software application, for which no revenues have been recognized. The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on income from operations before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company described in Note 1.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Year Ended December 31,
	2005	2004*	2003*
Net Sales:
Computer products	$1,940,902	$1,776,517	$1,523,815
Industrial products	174,616	151,630	131,921

Consolidated	$2,115,518	$1,928,147	$1,655,736

Depreciation Expense:
Computer products	$7,341	$9,081	$12,118
Industrial products	1,995	1,789	1,555
Software application	403	178
Corporate	255	266	265

Consolidated	$9,994	$11,314	$13,938

Income (Loss) from Operations:
Computer products	$41,521	$16,873	$9,574
Industrial products	7,591	10,782	5,036
Software application	(6,803)	(4,954)	(2,501)
Corporate and other expenses	(7,500)	(3,702)	(2,959)

Consolidated	$34,809	$18,999	$9,150

           Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Year Ended December 31,
	2005	2004*	2003*
Net Sales:
United States:
Industrial products	$ 174,616	$151,630	$131,921
Computer products	1,147,230	1,011,118	866,383

United States total	1,321,846	1,162,748	998,304
Other North America	99,035	69,704	26,384
Europe	694,637	695,695	631,048

Consolidated	$2,115,518	$1,928,147	$1,655,736

	Dec 31, 2005	Dec 31, 2004
Long-lived Assets:
North America - principally United States	$31,435	$34,654
Europe	25,824	30,909

Consolidated	$57,259	$65,563

           Net sales are attributed to countries based on location of selling subsidiary.

* As previously restated – see Note 2.

13.	BUSINESS COMBINATIONS AND GOODWILL

During the second quarter of 2003, the Company purchased the minority ownership of its Netherlands subsidiary pursuant to the terms of the original purchase agreement for approximately $2.6 million. All of the purchase price was attributable to goodwill and, as a result of an impairment analysis, was written off in accordance with SFAS 142 during that quarter.

14.	SUBSEQUENT EVENTS

In December 2005, the Company entered into an agreement to sell its Suwanee, Georgia distribution facility. The transaction closed in March 2006 and, as a result, the Company repaid its mortgage note (see Note 7). The Company realized a gain of approximately $7 million, net of a prepayment penalty on the mortgage, which will be recognized in the Company’s first quarter 2006 consolidated financial statements.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED) Quarterly financial data is as follows (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005:
Net sales	$537,908	$506,142	$488,502	$582,966
Gross profit	$79,775	$71,365	$70,480	$85,667
Net income	$2,638	$1,522	$3,875	$3,406
Net income per common share:
Basic	$.08	$.04	$.11	$.10
Diluted	$.07	$.04	$.11	$.09

2004: (as previously restated-see Note 2):
Net sales	$484,507	$433,267	$457,984	$552,389
Gross profit	$76,440	$67,527	$71,249	$71,250
Net income	$3,690	$62	$1,333	$5,103
Net income per common share:
Basic	$.11	$.--	$.04	$.15
Diluted	$.10	$.--	$.04	$.14

* * * * * * *

SYSTEMAX INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31:
(in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other	Balance at End of Period

Allowance for sales returns and doubtful accounts 2005	$11,318	$7,316	$(6,126)		$12,508
2004	$10,000	$5,079	$(3,761)		$11,318
2003	$11,275	$3,906	$(5,181)		$10,000

Reserve for excess and obsolete inventory 2005	$12,633	$1,519	$(5,160)	$(509)	$8,483
2004	$9,022	$8,065	$(4,591)	$137	$12,633
2003	$8,262	$5,318	$(4,879)	$321	$9,022

Allowance for deferred tax assets 2005
Current	$413	$114			$527
Noncurrent (1)	$10,643	$5,828	$(1,301)	$(391)	$14,779
2004
Current	$698		$(285)		$413
Noncurrent	$12,953	$1,147	$(3,683)	$226	$10,643
2003
Current	$1,570		$(872)		$698
Noncurrent	$12,705	$785	$(976)	$439	$12,953

Product warranty provisions 2005	$2,011	$21	$(716)		$1,316
2004	$2,642	$168	$(799)		$2,011
2003	$2,849	$473	$(680)		$2,642

(1)	Charges to expense are net of reductions resulting from changes in deferred tax assets due to changes in tax laws.

EXHIBIT INDEX

No.	Description

10.18	Amendment No. 1, dated as of December 19, 2005, to the Amended and Restated , dated as of October 27, 2005, between JP Morgan Chase Bank, N.A. and affiliates, General Electric Capital Corporation, and GMAC Commercial Finance LLC (as Lenders) with the Company and certain subsidiaries of the Company (as Borrowers)
10.19	Lease agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility)
10.20	First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility)
10.21	First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord)
10.22	Agreement of Purchase and Sale, dated December 9, 2005, between the Company (as Seller) and Hewlett Packard Company (as Buyer) (Suwanee, Georgia facility)
21	Subsidiaries of the Registrant
23.1	Consent of experts and counsel: Consent of Deloitte & Touche LLP
23.2	Consent of experts and counsel: Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002