Form 10-Q
period 2006-03-31
SYSTEMAX INC
filed 2006-09-06
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X]

The number of shares outstanding of the registrant’s Common Stock as of August 31, 2006 was 35,056,891.

TABLE OF CONTENTS

Available Information	3

Part I
Item 1. Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	19

Part II
Item 6. Exhibits	21

Signatures	22

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$49,564	$70,925
Accounts receivable, net	148,700	143,001
Inventories, net	242,711	189,502
Prepaid expenses and other current assets	19,999	18,477
Deferred income tax assets, net	8,142	9,227

Total current assets	469,116	431,132

PROPERTY, PLANT AND EQUIPMENT, net	46,781	57,259
DEFERRED INCOME TAXES AND OTHER ASSETS, net	15,990	16,153

TOTAL ASSETS	$531,887	$504,544

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings, including current portions of long-term debt	$23,416	$26,773
Accounts payable	184,468	171,667
Accrued expenses and other current liabilities	68,995	62,888

Total current liabilities	276,879	261,328

LONG-TERM DEBT	507	8,028
OTHER LIABILITIES	2,209	2,346

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
Common stock, par value $.01 per share, authorized 150 million shares, issued
38,231,990 shares; outstanding 34,764,549 (2006) and 34,761,174 (2005) shares	382	382
Additional paid-in capital	173,843	177,574
Accumulated other comprehensive income	2,316	893
Retained earnings	116,484	98,927
Common stock in treasury at cost - 3,467,441 (2006) and 3,470,816 (2005) shares	(40,733)	(40,772)
Unearned restricted stock compensation - Note 2		(4,162)

Total shareholders' equity	252,292	232,842

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$531,887	$504,544

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Net sales	$574,908	$537,908
Cost of sales	484,145	458,133

Gross profit	90,763	79,775
Selling, general and administrative expenses	69,885	72,643
Restructuring and other charges		1,975

Income from operations	20,878	5,157
Other non-operating (income) expense, net	(6,638)	6
Interest income and expense, net	15	565

Income before income taxes	27,501	4,586
Provision for income taxes	9,944	1,948

Net income	$17,557	$2,638

Net income per common share:
Basic	$.51	$.08

Diluted	$.48	$.07

Weighted average common and common equivalent shares:
Basic	34,762	34,472

Diluted	36,553	36,364

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In Thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock, At Cost	Unearned Restricted Stock Compensation	Comprehensive Income (Loss), Net of Tax
Balances, January 1, 2006	34,761	$382	$177,574	$98,927	$893	$(40,772)	$(4,162)
Reversal of unamortized
unearned restricted
stock compensation -
Note 2			(4,162)				4,162
Stock-based
compensation expense			458
Exercise of stock options	4		(33)			39
Income tax benefit on
stock-based
compensation			6
Change in cumulative
translation adjustment,
net					1,423			$1,423
Net income				17,557				17,557

Total comprehensive income								$18,980

Balances, March 31, 2006	34,765	$382	$173,843	$116,484	$2,316	$(40,733)

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$17,557	$2,638
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,011	2,617
Provision (benefit) for deferred income taxes	1,460	(792)
Provision for returns and doubtful accounts	266	2,068
Compensation expense related to equity compensation plans	458	574
(Gain)/loss on dispositions and abandonment	(7,753)	2
Tax benefit from exercises of stock options		9
Changes in operating assets and liabilities:
Accounts receivable	(4,143)	(6,755)
Inventories	(52,578)	11,065
Prepaid expenses and other current assets	(990)	911
Accounts payable, accrued expenses and other current liabilities	17,059	653

Net cash provided by (used in) operating activities	(26,653)	12,990

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments in property, plant and equipment	(1,699)	(983)
Proceeds from disposals of property, plant and equipment	18,641	15

Net cash provided by (used in) investing activities	16,942	(968)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds (repayments) of borrowings from banks	(3,586)	7,474
Repayments of long-term debt and capital lease obligations	(7,911)	(174)
Proceeds from issuance of common stock	6	597
Excess tax benefit from exercises of stock options	5

Net cash provided by (used in) financing activities	(11,486)	7,897

EFFECTS OF EXCHANGE RATES ON CASH	(164)	174

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,361)	20,093
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	70,925	36,257

CASH AND CASH EQUIVALENTS - END OF PERIOD	$49,564	$56,350

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$257

See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly-owned subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of operations for the three month periods ended March 31, 2006 and 2005, cash flows for the three month periods ended March 31, 2006 and 2005 and changes in shareholders’ equity for the three month period ended March 31, 2006. The December 31, 2005 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2005 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results for an entire year.

Adoption of New Accounting Standard

The Company’s significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123–revised 2004 (SFAS 123(R)), “Share-Based Payment.” Prior to the adoption of SFAS 123(R), the Company applied the provisions prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock option plans other than for restricted stock awards. See Note 2 of this Form 10-Q for further information regarding the Company’s stock-based compensation expense and assumptions, including pro forma disclosures for the prior year’s first quarter as if stock-based compensation was expensed.

Since the date of the Company’s annual report on Form 10-K, there have been no other material changes to the Company’s significant accounting policies.

2.	Stock-based Compensation Plans

The Company has three equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan — This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 1,327,115 options were outstanding under this plan as of March 31, 2006.

The 1995 Stock Option Plan for Non-Employee Directors — This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan will terminate the day following the 2006 annual shareholders meeting. A total of 58,000 options were outstanding under this plan as of March 31, 2006.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) — This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. A maximum of 5.0 million shares may be granted under this plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. No award shall be granted under this plan after December 31, 2009. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,437,121 options and 1,000,000 restricted stock units were outstanding under this plan as of March 31, 2006.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in treasury.

Adoption of SFAS 123(R)

In December 2004, Statement of Financial Accounting Standard 123(R) (“SFAS 123(R)”), “Share Based Payment”, was issued, pursuant to which the intrinsic value method of accounting under APB Opinion 25 was superseded with a fair value method that requires recognition of compensation expense in the consolidated results of operations for all share-based transactions.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The fair value of employee share options is recognized in expense over the vesting period of the options, using the graded attribution method. The fair value of employee share options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The Company used the simplified method for determining expected life as permitted in SEC Staff Accounting Bulletin 107 for options qualifying for such treatment (“plain-vanilla” options) due to the limited history the Company currently has with option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield curve. There were no modifications to stock option awards during the three months ended March 31, 2006.

The Company receives an income tax deduction for stock options exercised by employees in the United States equal to the excess of the market value of our common stock on the date of exercise over the option price. Prior to the adoption of SFAS 123(R), the income tax benefit from the exercise of stock options was presented as a component of cash flow from operating activities. SFAS 123(R) requires the excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) to be classified as a cash flow provided by financing activities.

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) was $314,000 for the three months ended March 31, 2006. The related future income tax benefit recognized was $108,000.

The adoption of SFAS 123(R) had the following impact on the first quarter of fiscal 2006 results: income from operations and income before tax were decreased by $0.3 million and net income was decreased by $0.2 million. The impact on basic and diluted net income per share was a decrease of $.01. The impact on cash flows was not material.

Stock Options

The following table presents the weighted-average fair value and the weighted-average assumptions used to estimate the fair value of options granted in 2006:

2006
Fair value	4.79

Expected annual dividend yield	0%
Risk-free interest rate	4.77%
Expected volatility	78.8%
Expected life in years	5.87

The following table reflects the activity for all stock option plans during the three months ended March 31, 2006:

	For Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding January 1, 2006	2,657,419	$ 3.93
Granted	172,667	$ 6.78
Exercised	(3,375)	$ 1.89
Canceled or lapsed	(4,475)	$ 10.73

Outstanding March 31, 2006	2,822,236	$ 4.09	5.96	$9,169

Exercisable at March 31, 2006	1,963,004	$ 3.85	6.06	$6,954

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the quarter ended March 31, 2006 and the exercise price) that would have been received by the option holders had all options been exercised on March 31, 2006. This value will change based on the fair market value of the Company’s common stock.

The total intrinsic value of options exercised was $17,000 and the cash received from stock option exercises was $6,000 during the three months ended March 31, 2006. The tax benefit expected to be realized from the tax deductions for stock option exercises totaled $6,000 for the three months ended March 31, 2006 and is reflected as a component of shareholders’ equity in the Condensed Consolidated Balance Sheet.

The following table reflects the activity for all unvested stock options during the three months ended March 31, 2006:

	For Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2006	840,189	$ 1.84
Granted	172,667	$ 4.79
Vested	(152,625)	$ 1.80
Forfeited	(999)	$ 2.17

Unvested at March 31, 2006	859,232	$ 2.44

At March 31, 2006, there was $1.2 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.4 years. The total fair value of stock options vested during the three months ended March 31, 2006 was $275,000.

Restricted stock and restricted stock units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. The restricted stock unit award was a non-performance award which vests at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was $144,000 for the three month period ended March 31, 2006 and $574,000 for the three month period ended March 31, 2005.

Under the provisions of SFAS 123(R), the recognition of unearned compensation is no longer required. Unearned compensation is a contra-equity balance sheet account representing the amount of unrecognized expense related to restricted stock that is amortized as the expense is recognized over the vesting period of the award. As of January 1, 2006, the balance of Unearned Restricted Stock Compensation was reversed into Additional Paid-in Capital on the Company’s balance sheet. As of March 31, 2006, there was unrecognized stock-based compensation of $4.0 million related to the restricted stock award, which is expected to be recognized over a weighted-average period of 7.0 years.

Prior to the adoption of SFAS 123(R)

Prior to 2006, the Company elected to follow the accounting provisions of APB Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, the Company did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the market value of the underlying stock on the date of grant for periods prior to January 1, 2006. The following table illustrates the effect on net income per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income - as reported	$2,638
Add: Stock-based compensation expense included in
reported net income, net of related tax effects	370
Deduct: Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects	485

Pro forma net income	$2,523

Net income per common share - basic:
Net income - as reported	$.08

Net income - pro forma	$.07

Net income per common share - diluted:
Net income - as reported	$.07

Net income - pro forma	$.07

3.	Net Income per Common Share

Net income per common share — basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share — diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share — diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 367,000 shares for the three months ended March 31, 2006 and 531,000 shares for the three months ended March 31, 2005 due to their antidilutive effect.

4.	Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods ended March 31, comprehensive income was $18,980,000 in 2006 and $1,961,000 in 2005.

5.	Credit Facilities

The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of March 31, 2006, except for the required timely submission of financial statements, for which it has obtained a waiver. As of March 31, 2006, availability under the agreement was $109.2 million. There were outstanding letters of credit of $14.9 million and there were outstanding advances of $18.9 million (all in the United Kingdom) as of March 31, 2006.

Under the Company’s €5.0 million ($6.1 million at the March 31, 2006 exchange rate) Netherlands credit facility, there were €3.5 million ($4.2 million) of borrowings outstanding at March 31, 2006, with interest payable at a rate of 5.0% per annum. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in November 2006.

6.	Accrued Restructuring Costs

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the years ended December 31, 2005, 2004 and 2003 management approved and implemented restructuring actions which included workforce reductions and facility consolidations. The following table summarizes the amounts recognized by the Company as restructuring and other charges for the periods presented (in thousands):

Three months ended March 31,	2005
2004 United States streamlining plan	$122
Other severance and exit costs	1,853

Total restructuring and other charges	$1,975

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

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the quarter ended March 31, 2006 (in thousands).

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at December 31, 2005	$253	$265	$518
Amounts utilized	(107)	(52)	(159)

Accrued at March 31, 2006	$146	$213	$359

7.	Long-term Debt

The Company repaid its 7.04% mortgage loan in March 2006 as a result of the sale of its Suwanee, Georgia distribution facility.

8.	Segment Information

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net sales:
Computer products	$530,238	$497,306
Industrial products	44,670	40,602

Consolidated	$574,908	$537,908

Income (loss) from operations:
Computer products	$21,759	$8,973
Industrial products	1,339	1,510
Software application	(1,734)	(1,752)
Corporate and other expenses	(486)	(3,574)

Consolidated	$20,878	$5,157

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net sales:
United States:
Industrial products	$44,670	$40,602
Computer products	315,647	288,553

United States total	360,317	329,155
Other North America	30,547	24,089

North America total	390,864	353,244
Europe	183,944	184,664

Consolidated	$574,908	$537,908

Revenues are attributed to countries based on the location of the selling subsidiary.

9.	Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions taken or expected to be taken in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 may have on its consolidated results of operations or financial position.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reports beginning after December 15, 2006. The Company does not expect to change its presentation of such taxes, and will provide additional disclosure upon the adoption of this Issue.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2005 Annual Report on Form 10-K. The Company adopted SFAS 123(R), “Share-based Payment,” effective January 1, 2006 to account for stock-based compensation. In accordance with SFAS 123 (R), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, net accounts receivable, inventories, long-lived assets, income taxes and restructuring charges and accruals. The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in the application of critical accounting policies or estimates during 2006. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net sales for the three months ended March 31, 2006 increased 6.9% to $574.9 million compared to $537.9 million in the year-ago quarter. Net sales in the first quarter of 2006 included approximately $199.9 million of internet-related sales, a 32.3% increase from $151.1 million of internet-related sales in the prior year’s first quarter. North American sales were $390.9 million, an increase of 10.6% from $353.2 million in the prior year. European sales decreased 0.4%, to $183.9 million (representing 32.0% of worldwide sales) compared to $184.7 million (34.3% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $21.2 million in 2006. Excluding the movements in foreign exchange rates, European sales would have increased 11.1% from the prior year. Sales as measured in local currencies in all but one of the European markets we serve increased in the first quarter of 2006. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. Sales of computer products were $346.2 million, a 10.7% increase from $312.6 million of sales in the prior year. This increase was primarily a result of our continuing internet initiatives and expansion of our product offerings. Sales of industrial products increased 10.0% to $44.7 million from $40.6 million in the prior year, and continue to grow in line with the favorable economic conditions in the United States. Industrial products sales growth in the first quarter of 2006 was constrained by the move of our largest distribution center during this period.

Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $90.8 million compared to $79.8 million in the year-ago quarter, an increase of $11.0 million. The gross profit margin was 15.8% in the current period, compared to 14.8% in the year-ago period. The increase in the gross profit margin resulted from a favorable change in product mix, increased consideration from vendors and reduced warehouse costs for staff and supplies.

Selling, general and administrative expenses for the quarter decreased $2.8 million, or 3.8%, to $69.9 million compared to $72.6 million in the first quarter of 2005. This decrease resulted primarily from approximately $4.6 million in savings resulting from the restructuring actions we took in Europe in 2005 and $2.3 million of decreased costs in Europe due to the effects of changes in foreign exchange rates. The European decreases were partially offset by increased spending in North America on salaries and employee related expenses, increased advertising costs net of rebates and higher credit card processing fees related to the higher sales volume. Selling, general and administrative expenses also include $0.3 million of stock compensation expense in 2006 as a result of the adoption of SFAS 123(R). The Company used the modified prospective transition method at adoption and accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. Selling, general and administrative expenses as a percentage of net sales was 12.2% in the current quarter compared to 13.5% in the year-ago quarter.

During the first quarter of 2005 we implemented plans to streamline and restructure the activities of our European computer businesses, resulting in the elimination of approximately 200 positions. We incurred $2.0 million of restructuring costs associated with these plans for staff severance and benefits for terminated employees.

We had income from operations for the current quarter of $20.9 million compared to $5.2 million in the year-ago quarter. We had income from operations of $16.3 million in North America in the current quarter compared to income from operations of $10.9 million last year. We had income from operations in Europe of $4.6 million in the first quarter of 2006, compared to a loss from operations of $5.7 million in the year-ago quarter.

During the first quarter of 2006 we sold our distribution facility in Suwanee, Georgia and recognized a gain of approximately $6.7 million net of a prepayment penalty incurred upon the repayment of the underlying mortgage loan, which is included in “Other non-operating (income) expense, net.” The facility was replaced by a larger, leased building in the same geographic area.

Interest income and expense, net includes interest expense of $555,000 in the first quarter of 2006 and $712,000 in 2005. The decrease resulted from lower average European short-term borrowings. Interest income earned on invested funds increased in 2006 as a result of an increase in funds available for investment.

Income tax expense was $9.9 million in the first quarter of 2006 and $1.9 million in the year-ago quarter. The effective income tax rate for the first quarter of 2006 was 36.2%, compared to 42.5% in the year ago period. The effective income tax rate was lower in 2006 primarily as a result of income earned in the United Kingdom for which the tax provision has been offset by the reversal of a deferred tax valuation allowance previously recorded against the deferred tax asset for our United Kingdom carryforward losses. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

As a result of the above, net income for the first quarter was $17.6 million, or $.51 per basic share and $.48 per diluted share, compared to $2.6 million, or $.08 per basic and $.07 per diluted share, in the first quarter of 2005.

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

Our working capital was $192.2 million at March 31, 2006, an increase of $22.4 million from $169.8 million at the end of 2005. This resulted from a $5.7 million increase in accounts receivable, a $53.2 million increase in inventories, a $0.4 million increase in prepaid expense and other current assets and a $3.4 million decrease in short-term borrowings, offset by an $18.9 million increase in accounts payable and other accrued expenses and a $21.4 million decrease in cash. Inventory levels increased $48.5 million in North America, primarily in our computer products segment, as a result of bulk purchases of selected items offered at favorable pricing made during and at the end of the quarter. Inventories in Europe increased $4.7 million, in line with our sales changes. Our inventory turnover decreased slightly to 8.5 times from 9.3 times at the end of 2005. The increase in our accounts receivable occurred in Europe, as local currency sales in some of our larger markets increased from the fourth quarter. Accounts receivable in North America decreased slightly from the end of the prior year. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

Our cash balance decreased to $49.6 million during the three months ended March 31, 2006 from $70.9 million at the end of 2005. Net cash used in operating activities was $26.7 million for the first three months of 2006, compared to net cash provided by operating activities of $13.0 million in the same period of 2005. The decrease in cash provided by operations in 2006 resulted from changes in our working capital accounts, which used $40.7 million in cash compared to $5.9 million of cash provided in 2005. The reduction resulted primarily from a $52.6 million increase in inventories in the first three months of 2006 compared to an $11.1 million decrease for the same period of the prior year. That increase was partially offset by a $17.1 million increase in accounts payable, accrued expenses and other current liabilities in the first three months of 2006, compared to a $0.7 million increase for the same period of the prior year. Cash generated from net income adjusted by other non-cash items provided $14.0 million in 2006, compared to $7.1 million provided by these items in 2005, primarily as a result of the increase in our net income.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2006, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We had $16.9 million of cash provided by investing activities in 2006. This consisted of $18.6 million of proceeds from the sale of our Suwanee, Georgia distribution facility, offset by $1.7 million of capital expenditures. Capital expenditures in 2006 included facilities costs and equipment for the replacement distribution facility we leased and upgrades and enhancements to our information and communications systems hardware. In 2005, we used $1.0 million in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in 2005 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of new retail outlet stores.

Net cash of $11.5 million was used in financing activities in 2006. We used cash of $7.9 million to repay long-term debt obligations, primarily for the mortgage on our Georgia distribution facility, and we used $3.6 million to repay short-term borrowings in Europe. Cash of $7.9 million was provided by financing activities in 2005. Cash of $7.5 million was provided by short-term borrowings under our European credit facilities. We used cash of $0.2 million for payments under long-term borrowing and capital lease agreements. Exercises of stock options provided $0.6 million of cash in 2005.

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of March 31, 2006, availability was $109.2 million. There were outstanding letters of credit of $14.9 million and there were outstanding advances of $18.9 million (all in the United Kingdom) as of March 31, 2006. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of March 31, 2006, except for the required timely submission of financial statements, for which we have obtained a waiver.

Under our Netherlands €5 million ($6.1 million at the March 31, 2006 exchange rate) credit facility, at March 31, 2006 there were €3.5 million ($4.2 million) of borrowings outstanding under this line with interest payable at a rate of 5.0% per annum. This facility expires in November 2006.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at March 31, 2006 consisted of repayments of borrowings under our credit agreements, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements. In connection with the sale of our Suwanee, Georgia distribution facility, the Company repaid the related mortgage loan which was secured by the land and building.

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

Recent Accounting Developments

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions taken or expected to be taken in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 may have on its consolidated results of operations or financial position.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reports beginning after December 15, 2006. The Company does not expect to change its presentation of such taxes, and will provide additional disclosure upon the adoption of this Issue.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2006 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings in Europe under our credit facilities. As of March 31, 2006, the balance outstanding on our variable rate debt was approximately $23.0 million. Based on our market sensitive instruments as of March 31, 2006, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

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

Based on their evaluation, as of March 31, 2006, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on our identification of three material weaknesses in our internal controls over financial reporting as of March 31, 2006. The material weaknesses are:

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

Material Weaknesses Reported for the Year Ended December 31, 2005

As reported in our Annual Report on Form 10-K for the year ended December 31, 2005, management was unable to conclude that the Company’s internal controls over financial reporting were then effective, as a result of the three material weaknesses described above. Ernst & Young LLP, our independent registered public accounting firm, issued a material weakness letter to the Company which addressed these material weaknesses. These matters have been discussed among management, the audit committee and our independent registered public accountants.

During 2006, we have taken the following actions to date to address the material weaknesses:

•	Hired additional staff, including two senior level managerial positions, at Tiger Direct
•	Implemented additional review and reconciliation procedures at Tiger Direct in connection with inventory purchase transactions and the recording of vendor liabilities
•	Began work on identification of required program changes in certain information systems applications to remediate deficiencies related to account reconciliation procedures

While progress is being made to remediate the material weaknesses identified, we are continuing to monitor these processes to further improve our procedures.

Section 404 of the Sarbanes-Oxley Act

We are not yet subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we are not an accelerated filer. Based on SEC implementing regulations in effect as of June 30, 2006, at the end of fiscal year 2007 Section 404 of the Sarbanes-Oxley Act of 2002 will require that management provide an assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s independent registered public accounting firm will be required to audit that assessment beginning with fiscal year 2008.

We are continuing to work to achieve compliance with the requirements of Section 404. We have dedicated substantial time and resources to documentation and review of our procedures, including the hiring of additional internal audit staff in both the United States and in Europe. We will also evaluate the need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure and the number of accounting systems in use. We have not completed our assessment of our internal control over financial reporting. In addition to the three material weaknesses as of March 31, 2006 discussed under the caption “Disclosure Controls and Procedures,” we have identified a number of internal control significant deficiencies, including controls in the information technology area, that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated. While the Company does not believe that the following are currently material weaknesses, they are designated as significant deficiencies as of March 31, 2006:

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

We have a significant amount of work to do to remediate the items we have identified. In the course of completing our evaluation and testing we may identify further deficiencies and weaknesses that will need to be addressed and will require remediation. We may not be able to correct all such internal control deficiencies in a timely manner and may find that a material weakness or weaknesses continues to exist. As a result, management may not be able to issue an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

Our management is not aware of any changes in internal control over financial reporting other than those described above that occurred during the quarter ended March 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

SYSTEMAX INC.

Date: September 6, 2006	By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer