Form 10-Q
period 2006-06-30
SYSTEMAX INC
filed 2006-12-06
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X]

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2006 was 35,151,647.

TABLE OF CONTENTS

Explanatory Note Available Information	3 3

Part I
Item 1. Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

Part II
Item 6. Exhibits	22

Signatures	23

Explanatory Note

The filing of this Quarterly Report on Form 10-Q was delayed because of the longer-than-expected 2005 year-end closing process caused in part by the decision by the Company's former independent registered public accounting firm not to stand for re-appointment and the inability of the Company to appoint a new registered public accounting firm until December 2005.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$52,226	$70,925
Accounts receivable, net	148,320	143,001
Inventories, net	217,528	189,502
Prepaid expenses and other current assets	26,350	18,477
Deferred income tax assets, net	6,989	9,227

Total current assets	451,413	431,132

PROPERTY, PLANT AND EQUIPMENT, net	48,229	57,259
DEFERRED INCOME TAXES AND OTHER ASSETS, net	15,785	16,153

TOTAL ASSETS	$515,427	$504,544

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings, including current portions of long-term debt	$23,077	$26,773
Accounts payable	168,621	171,667
Accrued expenses and other current liabilities	56,936	62,888

Total current liabilities	248,634	261,328

LONG-TERM DEBT	648	8,028
OTHER LIABILITIES	2,577	2,346

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
Common stock, par value $.01 per share, authorized 150 million shares, issued
38,331,990 (2006) and 38,231,990 (2005) shares; outstanding 35,012,633 (2006) and 34,761,174 (2005)	383	382
Additional paid-in capital	173,225	177,574
Accumulated other comprehensive income	5,363	893
Retained earnings	123,590	98,927
Common stock in treasury at cost - 3,319,357 (2006) and 3,470,816 (2005) shares	(38,993)	(40,772)
Unearned restricted stock compensation - Note 2		(4,162)

Total shareholders' equity	263,568	232,842

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$515,427	$504,544

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net sales	$ 1,122,150	$1,044,050	$ 547,242	$506,142
Cost of sales	954,017	892,910	469,872	434,777

Gross profit	168,133	151,140	77,370	71,365
Selling, general & administrative expenses	136,681	139,781	66,796	67,138
Restructuring and other charges	--	3,052	--	1,077

Income from operations	31,452	8,307	10,574	3,150
Other non-operating (income) expense, net	(6,589)	8	49	2
Interest (income) and expense, net	(179)	1,068	(194)	503

Income before income taxes	38,220	7,231	10,719	2,645
Provision for income taxes	13,557	3,071	3,613	1,123

Net income	$ 24,663	$ 4,160	$ 7,106	$ 1,522

Net income per common share:
Basic	$ .71	$ .12	$ .20	$ .04

Diluted	$ .67	$ .11	$ .19	$ .04

Weighted average common and common equivalent shares:
Basic	34,802	34,580	35,229	34,687

Diluted	36,563	35,441	36,981	36,514

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock, At Cost	Unearned Restricted Stock Compensation	Comprehensive Income
Balances, January 1, 2006	34,761	$382	$177,574	$98,927	$893	$(40,772)	$(4,162)
Reversal of unamortized
unearned restricted
stock compensation -
Note 2			(4,162)				4,162
Stock-based
compensation expense			1,004
Issuance of restricted
stock	100	1
Exercise of stock options	152		(1,450)			1,779
Income tax benefit on
stock-based
compensation			259
Change in cumulative
translation adjustment,
net					4,470			4,470
Net income				24,663				24,663

Total comprehensive income								$29,133

Balances, June 30, 2006	35,013	$383	$173,225	$123,590	$5,363	$(38,993)

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$24,663	$4,160
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,928	5,319
Provision (benefit) for deferred income taxes	2,775	(1,568)
Provision for returns and doubtful accounts	1,201	4,200
Compensation expense related to equity compensation plans	1,004	717
(Gain)/loss on dispositions and abandonment	(7,760)	2
Tax benefit from exercises of stock options	-	11
Changes in operating assets and liabilities:
Accounts receivable	957	(7,679)
Inventories	(25,176)	16,444
Prepaid expenses and other current assets	(6,156)	1,563
Accounts payable, accrued expenses and other current liabilities	(16,054)	(13,437)

Net cash provided by (used in) operating activities	(20,618)	9,732

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments in property, plant and equipment	(3,201)	(2,719)
Proceeds from disposals of property, plant and equipment	18,583	44

Net cash provided by (used in) investing activities	15,382	(2,675)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
(Repayments) proceeds of borrowings from banks	(5,517)	426
Repayments of long-term debt and capital lease obligations	(7,996)	(291)
Proceeds from issuance of common stock	328	613
Excess tax benefit from exercises of stock options	162

Net cash provided by (used in) financing activities	(13,023)	748

EFFECTS OF EXCHANGE RATES ON CASH	(440)	1,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,699)	9,035
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	70,925	36,257

CASH AND CASH EQUIVALENTS - END OF PERIOD	$52,226	$45,292

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$602

See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of operations for the three and six month periods ended June 30, 2006 and 2005, cash flows for the six month periods ended June 30, 2006 and 2005 and changes in shareholders' equity for the six month period ended June 30, 2006. The December 31, 2005 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2005 and for the year then ended included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for an entire year.

Adoption of New Accounting Standard

The Company's significant accounting policies are disclosed in the Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2005. During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123–revised 2004 (SFAS 123(R)), "Share-Based Payment." Prior to the adoption of SFAS 123(R), the Company applied the provisions prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock option plans other than for restricted stock awards. See Note 2 of this Form 10-Q for further information regarding the Company's stock-based compensation expense and assumptions, including pro forma disclosures for the prior year's first quarter as if stock-based compensation was expensed.

Since the date of the Company's annual report on Form 10-K, there have been no other material changes to the Company's significant accounting policies.

2.	Stock-based Compensation Plans

The Company currently has three equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan — This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 1,283,565 options were outstanding under this plan as of June 30, 2006.

The 1995 Stock Option Plan for Non-Employee Directors — This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. This plan terminated on October 12, 2006. A total of 58,000 options were outstanding under this plan as of June 30, 2006.

The 1999 Long-term Stock Incentive Plan, as amended ("1999 Plan") — This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. A maximum of 5.0 million shares may be granted under this plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. No award shall be granted under this plan after December 31, 2009. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,425,071 options and 900,000 restricted stock units were outstanding under this plan as of June 30, 2006.

The 2006 Stock Incentive Plan For Non-Employee Directors — This plan, adopted by the Company's stockholders on October 11, 2006 replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest ("independent directors") an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. A maximum of 200,000 shares may be granted for awards under this plan.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in treasury.

Adoption of SFAS 123(R)

In December 2004, Statement of Financial Accounting Standards 123(R) ("SFAS 123(R)"), "Share Based Payment", was issued, pursuant to which the intrinsic value method of accounting under APB Opinion 25 was superseded with a fair value method that requires recognition of compensation expense in the consolidated results of operations for all share-based transactions.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The fair value of employee share options is recognized in expense over the vesting period of the options, using the graded attribution method. The fair value of employee share options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The Company used the simplified method for determining expected life as permitted in SEC Staff Accounting Bulletin 107 for options qualifying for such treatment ("plain-vanilla" options) due to the limited history the Company currently has with option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield curve. There were no modifications to stock option awards during the six months ended June 30, 2006.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) was $717,000 for the six months ended June 30, 2006 and $403,000 for the three months ended June 30, 2006. The related future income tax benefits recognized were $247,000 for the six months and $140,000 for the three months ended June 30, 2006.

Stock Options

The following table presents the weighted-average fair value and the weighted-average assumptions used to estimate the fair value of options granted in 2006:

2006
Fair value	$4.87

Expected annual dividend yield	0%
Risk-free interest rate	4.78%
Expected volatility	78.7%
Expected life in years	5.78

The following table reflects the activity for all stock option plans during the six months ended June 30, 2006:

	For Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding January 1, 2006	2,657,419	$ 3.93
Granted	272,667	$ 6.94
Exercised	(151,459)	$ 2.17
Canceled or lapsed	(11,991)	$ 10.06

Outstanding June 30, 2006	2,766,636	$ 4.29	6.63	$9,976

Exercisable at June 30, 2006	2,014,319	$ 4.13	6.05	$7,677

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the quarter ended June 30, 2006 and the exercise price) that would have been received by the option holders had all options been exercised on June 30, 2006. This value will change based on the fair market value of the Company's common stock.

The total intrinsic value of options exercised was $582,000 and the cash received from stock option exercises was $329,000 during the six months ended June 30, 2006. The tax benefit expected to be realized from the tax deductions for stock option exercises totaled $204,000 for the six months ended June 30, 2006 and is reflected as a component of shareholders' equity in the Condensed Consolidated Balance Sheet.

The following table reflects the activity for all unvested stock options during the six months ended June 30, 2006:

	For Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2006	840,189	$ 1.84
Granted	272,667	$ 4.87
Vested	(357,874)	$ 2.13
Forfeited	(2,665)	$ 2.17

Unvested at June 30, 2006	752,317	$ 2.80

At June 30, 2006, there was $1.3 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years. The total fair value of stock options vested during the six months ended June 30, 2006 was $762,000.

Restricted stock and restricted stock units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company's common stock. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. The restricted stock unit award was a non-performance award which vests at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company's stock at the date of the award. Compensation expense related to the restricted stock award was $144,000 for the three month period and $287,000 for the six month period ended June 30, 2006 and $144,000 for the three month period and $717,000 for the six month period ended June 30, 2005.

Under the provisions of SFAS 123(R), the recognition of unearned compensation is no longer required. Unearned compensation is a contra-equity balance sheet account representing the amount of unrecognized expense related to restricted stock that is amortized as the expense is recognized over the vesting period of the award. As of January 1, 2006, the balance of Unearned Restricted Stock Compensation was reversed into Additional Paid-in Capital on the Company's balance sheet. As of June 30, 2006, there was unrecognized stock-based compensation of $3.9 million related to the restricted stock award, which is expected to be recognized over a weighted-average period of 6.75 years.

Prior to the adoption of SFAS 123(R)

Prior to 2006, the Company elected to follow the accounting provisions of APB Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under SFAS 148, "Accounting for Stock-Based Compensation – Transition and Disclosure." Accordingly, the Company did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the market value of the underlying stock on the date of grant for periods prior to January 1, 2006. The following table illustrates the effect on net income per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data):

                      Periods ended June 30, 2005:

	Six months	Three months
Net income - as reported	$4,160	$1,522
Add: Stock-based compensation expense included in
reported net income, net of related tax effects	462	92
Deduct: Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects	698	213

Pro forma net income	$3,924	$1,401

Net income per common share - basic:
Net income - as reported	$ .12	$ .04

Net income - pro forma	$ .11	$ .04

Net income per common share - diluted:
Net income - as reported	$ .11	$ .04

Net income - pro forma	$ .11	$ .04

3.	Net Income per Common Share

Net income per common share — basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share — diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share — diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 396,000 shares for the six months ended June 30, 2006, 524,000 shares for the six months ended June 30, 2005, 443,000 shares for the three months ended June 30, 2006 and 518,000 shares for the three months ended June 30, 2005 due to their antidilutive effect.

4.	Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders' Equity. For the six month periods ended June 30, comprehensive income was $29,133,000 in 2006 and $1,799,000 in 2005. For the three month periods ended June 30, comprehensive income was $10,153,000 in 2006 and $(162,000) in 2005.

5.	Credit Facilities

The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company's domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company's shares of stock in its domestic subsidiaries and the Company's United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of June 30, 2006, except for the required timely submission of financial statements, for which it has obtained a waiver. As of June 30, 2006, eligible collateral under the agreement was $108.0 million and total availability was $79.4 million. There were outstanding letters of credit of $10.6 million and there were outstanding advances of $18.0 million (all in the United Kingdom) as of June 30, 2006.

Under the Company's €5.0 million ($6.4 million at the June 30, 2006 exchange rate) Netherlands credit facility, there were €3.6 million ($4.6 million) of borrowings outstanding at June 30, 2006, with interest payable at a rate of 5.0% per annum. Borrowings under the facility are secured by the subsidiary's accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in August 2007.

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

Periods ended June 30, 2005	Six months	Three months
2004 United States streamlining plan	$ 122
Other severance and exit costs	2,930	$1,077
Total restructuring and other charges	$3,052	$1,077

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

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the six months ended June 30, 2006 (in thousands).

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at December 31, 2005	$253	$265	$518
Amounts utilized	(208)	(88)	(296)

Accrued at June 30, 2006	$45	$177	$222

7.	Long-term Debt

The Company repaid its 7.04% mortgage loan in March 2006 as a result of the sale of its Suwanee, Georgia distribution facility.

8.	Segment Information

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

Financial information relating to the Company's operations by reportable segment was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Computer products	$ 1,027,495	$ 958,737	$ 497,257	$ 461,431
Industrial products	94,655	85,313	49,985	44,711

Consolidated	$ 1,122,150	$ 1,044,050	$ 547,242	$ 506,142

Income (loss) from operations:
Computer products	$ 30,864	$ 14,389	$ 9,105	$ 5,416
Industrial products	5,076	3,043	3,737	1,533
Software application	(3,654)	(3,234)	(1,920)	(1,482)
Corporate and other expenses	(834)	(5,891)	(348)	(2,317)

Consolidated	$ 31,452	$ 8,307	$ 10,574	$ 3,150

Financial information relating to the Company's operations by geographic area was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net sales:
United States:
Industrial products	$ 94,655	$ 85,313	$ 49,985	$ 44,711
Computer products	611,132	555,366	295,385	266,813

United States total	705,787	640,679	345,370	311,524
Other North America	60,985	46,723	30,438	22,634

North America total	766,772	687,402	375,808	334,158
Europe	355,378	356,648	171,434	171,984

Consolidated	$1,122,150	$1,044,050	$547,242	$506,142

Revenues are attributed to countries based on the location of the selling subsidiary.

9.	Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reports beginning after December 15, 2006. The Company does not expect to change its presentation of such taxes, as its sales are currently recorded net of tax.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15,2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact, if any, of this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company's 2005 Annual Report on Form 10-K. The Company adopted SFAS 123(R), "Share-based Payment," effective January 1, 2006 to account for stock-based compensation. In accordance with SFAS 123 (R), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, net accounts receivable, inventories, long-lived assets, income taxes and restructuring charges and accruals. The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in the application of critical accounting policies or estimates during 2006. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net sales for the six months ended June 30, 2006 increased 7.5% to $1.12 billion compared to $1.04 billion in the year-ago period. Net sales in the first six months of 2006 included approximately $390.9 million of internet-related sales, a 30.8% increase from $298.9 million of internet-related sales in the prior year's first six months. North American sales were $766.8 million, an increase of 11.5% from $687.4 million in the prior year. European sales decreased to $355.4 million (representing 31.7% of worldwide sales) compared to $356.6 million (34.2% of worldwide sales) in the year-ago period. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $25.1 million in 2006. Excluding the movements in foreign exchange rates, European sales would have increased 6.7% from the prior year. Sales as measured in local currencies in all but two of the European markets we serve increased in the first six months of 2006. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. Sales of computer products were $672.1 million, an 11.6% increase from $602.1 million of sales in the prior year. This increase was primarily a result of our continuing internet initiatives and expansion of our product offerings. Sales of industrial products increased 11.0% to $94.7 million from $85.3 million in the prior year.

Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $168.1 million compared to $151.1 million in the year-ago six months, an increase of $17.0 million. The gross profit margin was 15.0% in the current period, compared to 14.5% in the year-ago period. The increase in the gross profit margin resulted from a favorable change in product mix, increased consideration from vendors and reduced warehouse costs for staff and supplies.

Selling, general and administrative expenses for the first six months decreased $3.1 million, or 2.2%, to $136.7 million compared to $139.8 million in the first six months of 2005. Selling, general and administrative costs in Europe declined approximately $10.0 million in the first six months of 2006 primarily the result of the restructuring actions we took in Europe in 2005 and $2.9 million of decreased costs due to the effects of changes in foreign exchange rates. The European decreases were partially offset by increased spending in North America on salaries and employee related expenses of approximately $5.5 million and increased advertising costs net of rebates of approximately $.6 million and higher credit card processing fees related to the higher sales volume of approximately $1.4 million. Selling, general and administrative expenses also include $0.7 million of stock compensation expense in 2006 as a result of the adoption of SFAS 123(R). The Company used the modified prospective transition method at adoption and accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. Selling, general and administrative expenses as a percentage of net sales was 12.2% in the current six month period compared to 13.4% in the year-ago period.

During the first quarter of 2005 we implemented plans to streamline and restructure the activities of our European computer businesses, resulting in the elimination of approximately 200 positions. We incurred $2.9 million of restructuring costs associated with these actions in the first six months of 2005 for staff severance and benefits for terminated employees.

We had income from operations for the current six months of $31.5 million compared to $8.3 million in the year-ago period. We had income from operations of $23.7 million in North America in the current year compared to income from operations of $15.8 million last year. We had income from operations in Europe of $7.7 million in the first six months of 2006, compared to a loss from operations of $7.5 million in the year-ago period.

During the first quarter of 2006 we sold our distribution facility in Suwanee, Georgia and recognized a gain of approximately $6.7 million net of a prepayment penalty incurred upon the repayment of the underlying mortgage loan, which is included in "Other non-operating (income) expense, net." The facility was replaced by a larger, leased building in the same geographic area.

Interest income and expense, net includes interest expense of $1.0 million in the first six months of 2006 and $1.4 million in 2005. The decrease resulted from lower average European short-term borrowings. Interest income earned on invested funds increased in 2006 as a result of an increase in funds available for investment.

Income tax expense was $13.6 million in the first six months of 2006 and $3.1 million in the year-ago period. The effective income tax rate was 35.5%, compared to 42.5% in the year ago period. The effective income tax rate was lower in 2006 primarily as a result of income earned in the United Kingdom for which the tax provision has been offset by the reversal of a deferred tax valuation allowance previously recorded against the deferred tax asset for our United Kingdom carryforward losses. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

Net income for the first six months was $24.7 million, or $.71 per basic share and $.67 per diluted share, compared to $4.2 million, or $.12 per basic and $.11 per diluted share, in the first six months of 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net sales for the three months ended June 30, 2006 increased 8.1% to $547.2 million compared to $506.1 million in the year-ago quarter. Revenues in the quarter were reduced by an adjustment of approximately $1.9 million for sales returns and allowances related to prior periods. Net sales in the second quarter of 2006 included approximately $191.0 million of internet-related sales, a 29.2% increase from $147.8 million of internet-related sales in the prior year's second quarter. North American sales were $375.8 million, an increase of 12.4% from $334.2 million in the prior year. European sales decreased 4%, to $171.4 million (representing 31.3% of worldwide sales) compared to $172.0 million (34.0% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $4.1 million in 2006. Excluding the movements in foreign exchange rates, European sales would have increased 2.0% from the prior year. Sales as measured in local currencies in all but one of the European markets we serve increased in the second quarter of 2006. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. Sales of computer products were $325.8 million, a 12.6% increase from $289.4 million of sales in the prior year. This increase was primarily a result of our continuing internet initiatives and expansion of our product offerings. Sales of industrial products increased 11.9% to $50.0 million from $44.7 million in the prior year, and continue to grow in line with the favorable economic conditions in the United States.

Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $77.4 million compared to $71.4 million in the year-ago quarter, an increase of $6.0 million. The gross profit margin was 14.1% in the current period and 14.1% in the year-ago period.

Selling, general and administrative expenses for the quarter decreased $.3 million to $66.8 million compared to $67.1 million in the second quarter of 2005. Selling, general and administrative costs in Europe declined approximately $4.9 million in the second quarter of 2006 primarily the result of the restructuring actions we took in Europe in 2005 and $.5 million of decreased costs due to the effects of changes in foreign exchange rates. The European decreases were offset in part by increased spending in North America on salaries and employee related expenses of approximately $3.1 million, increased professional fees of approximately $.8 million and higher credit card processing fees related to the higher sales volume of approximately $.6 million. Selling, general and administrative expenses also include $0.4 million of stock compensation expense in 2006 as a result of the adoption of SFAS 123(R). The Company used the modified prospective transition method at adoption and accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. Additionally an adjustment of approximately $1.2 million was recorded in the second quarter to lower accounts receivable reserves as the result of lower than expected write offs from prior periods. Selling, general and administrative expense as a percentage of net sales was 12.2% in the current quarter compared to 13.3% in the year-ago quarter.

During the first quarter of 2005 we implemented plans to streamline and restructure the activities of our European computer businesses, resulting in the elimination of approximately 200 positions. We incurred $1.1 million of additional restructuring costs associated with these actions during the second quarter of 2005 for staff severance and benefits for terminated employees.

We had income from operations for the current quarter of $10.6 million compared to $3.2 million in the year-ago quarter. We had income from operations of $7.4 million in North America in the second quarter compared to income from operations of $4.9 million last year. We had income from operations in Europe of $3.2 million in the second quarter of 2006, compared to a loss from operations of $1.8 million in the year-ago quarter.

Interest income and expense, net includes interest expense of $0.5 million in the second quarter of 2006 and $0.7 million in 2005. The decrease resulted from lower average European short-term borrowings. Interest income earned on invested funds increased in 2006 as a result of an increase in funds available for investment.

Income tax expense was $3.6 million in the second quarter of 2006 and $1.1 million in the year-ago quarter. The effective income tax rate for the second quarter of 2006 was 33.7%, compared to 42.5% in the year ago period. The effective income tax rate was lower in 2006 primarily as a result of income earned in the United Kingdom for which the tax provision has been offset by the reversal of a deferred tax valuation allowance previously recorded against the deferred tax asset for our United Kingdom carryforward losses. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

Net income for the second quarter was $7.1 million, or $.20 per basic share and $.19 per diluted share, compared to $1.5 million, or $.04 per basic and diluted share, in the second quarter of 2005.

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

Our working capital was $202.8 million at June 30, 2006, an increase of $33.0 million from $169.8 million at the end of 2005. This resulted from a $5.3 million increase in accounts receivable, a $28.0 million increase in inventories, a $7.9 million increase in prepaid expense and other current assets, a $3.7 million decrease in short-term borrowings, a $9.0 million decrease in accounts payable and other accrued expenses offset by a $2.2 million decrease in deferred tax assets and a $18.7 million decrease in cash and cash equivalents. Inventory levels increased $28.7 million in North America, primarily in our computer products segment and inventories in Europe decreased $.7 million. Our inventory turnover decreased slightly to 8.7 times from 9.3 times at the end of 2005. The increase in our accounts receivable occurred in Europe, as local currency sales in some of our larger markets increased from the fourth quarter. Accounts receivable in North America decreased slightly from the end of the prior year. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

Our cash balance decreased to $52.2 million during the six months ended June 30, 2006 from $70.9 million at the end of 2005. Net cash used in operating activities was $20.6 million for the first six months of 2006, compared to net cash provided by operating activities of $9.7 million in the same period of 2005. The decrease in cash provided by operations in 2006 resulted from changes in our working capital accounts, which used $46.4 million in cash compared to $3.1 million of cash used in 2005. The reduction resulted primarily from a $25.2 million increase in inventories in the first six months of 2006 compared to an $16.4 million decrease for the same period of the prior year, an increase in prepaids and other current assets of $6.2 million compared to a reduction of $1.6 million for the same period in 2005 and a decrease in accounts payable, accrued expenses and other current liabilities in the first six months of 2006 of $16.1 million compared to a $13.4 million increase for the same period of the prior year. Cash generated from net income adjusted by other non-cash items provided $25.8 million in 2006 compared to $12.8 million provided by these items in 2005, primarily as a result of the increase in our net income.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2006, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We had $15.4 million of cash provided by investing activities in 2006. This consisted of $18.6 million of proceeds from the sale of our Suwanee, Georgia distribution facility, offset by $3.2 million of capital expenditures. Capital expenditures in 2006 included facilities costs and equipment for the replacement distribution facility we leased and upgrades and enhancements to our information and communications systems hardware. In 2005, we used $2.7 million in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in 2005 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of new retail outlet stores.

Net cash of $13.0 million was used in financing activities in 2006. We used cash of $8.0 million to repay long-term debt obligations, primarily for the mortgage on our Georgia distribution facility, and we used $5.5 million to repay short-term borrowings in Europe. Exercises of stock options provided $0.3 million of cash in 2006. Cash of $0.7 million was provided by financing activities in 2005. Cash of $0.4 million was provided by short-term borrowings under our European credit facilities. We used cash of $0.3 million for payments under long-term borrowing and capital lease agreements. Exercises of stock options provided $0.6 million of cash in 2005.

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of June 30, 2006, eligible collateral was $108.0 million and total availability was $79.4 million. There were outstanding letters of credit of $10.6 million and there were outstanding advances of $18.0 million (all in the United Kingdom) as of June 30, 2006. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company's shares of stock in its domestic subsidiaries and the Company's United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of June 30, 2006, except for the required timely submission of financial statements, for which we have obtained a waiver.

Under our Netherlands €5 million ($6.4 million at the June 30, 2006 exchange rate) credit facility, at June 30, 2006 there were €3.6 million ($4.6 million) of borrowings outstanding under this line with interest payable at a rate of 5.0% per annum. This facility expires in August 2007.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at June 30, 2006 consisted of repayments of borrowings under our credit agreements, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements. In connection with the sale of our Suwanee, Georgia distribution facility, the Company repaid the related mortgage loan which was secured by the land and building.

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

Recent Accounting Developments

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109." FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions taken or expected to be taken in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 may have on its consolidated results of operations or financial position.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reports beginning after December 15, 2006. The Company does not expect to change its presentation of such taxes, as its sales are currently recorded net of tax.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2006 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings in Europe under our credit facilities. As of June 30, 2006, the balance outstanding on our variable rate debt was approximately $22.6 million. Based on our market sensitive instruments as of June 30, 2006, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company establishes and maintains disclosure controls and procedures that are intended to provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also intended to provide reasonable assurance that such information is accumulated and reported to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Based on their evaluation, as of June 30, 2006, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This conclusion is based on our identification of three material weaknesses in our internal controls over financial reporting as of June 30, 2006. The material weaknesses are:

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

As a result of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to reasonably ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly reflect the form and substance of transactions and fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

Material Weaknesses Reported for the Year Ended December 31, 2005

As reported in our Annual Report on Form 10-K for the year ended December 31, 2005, management was unable to conclude that the Company's internal controls over financial reporting were then effective, as a result of the three material weaknesses described above. Ernst & Young LLP, our independent registered public accounting firm, issued a material weakness letter to the Company which addressed these material weaknesses. These matters have been discussed among management, the audit committee and our independent registered public accountants.

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

Section 404 of the Sarbanes-Oxley Act

We are not yet subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we are not an accelerated filer. Based on SEC implementing regulations in effect as of June 30, 2006, at the end of fiscal year 2007 Section 404 of the Sarbanes-Oxley Act of 2002 will require that management provide an assessment of the effectiveness of the Company's internal control over financial reporting and the Company's independent registered public accounting firm will be required to audit that assessment beginning with fiscal year 2008.

We are continuing to work to achieve compliance with the requirements of Section 404. We have dedicated substantial time and resources to documentation and review of our procedures, including the hiring of additional internal audit staff in both the United States and in Europe. We will also evaluate the need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure and the number of accounting systems in use. We have not completed our assessment of our internal control over financial reporting. In addition to the three material weaknesses as of June 30, 2006 discussed under the caption "Disclosure Controls and Procedures," we have identified a number of internal control significant deficiencies, including controls in the information technology area, that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated. While the Company does not believe that the following are currently material weaknesses, they are designated as significant deficiencies as of June 30, 2006:

•	The disparate operating and financial information systems used at certain of our locations have inherent limitations resulting in a control environment heavily reliant upon manual review procedures and adjustments. These deficiencies include inadequate or lack of systems interfaces and the preparation of numerous manual journal entries.

•	Internal control deficiencies in the information technology area include lack of adequate general controls. We lack program change and project management controls, have inadequate segregation of duties between information technology department development and production functions, need formal information technology strategic planning, need formal documentation of information security procedures, need security around user rights to certain application systems and need to implement formal help desk procedures.

•	Internal control deficiencies in processes related to recording accurately and in a timely manner certain cash and revenue transactions with third party service providers.

We have a significant amount of work to do to remediate the items we have identified. In the course of completing our evaluation and testing we may identify further deficiencies and weaknesses that will need to be addressed and will require remediation. We may not be able to correct all such internal control deficiencies in a timely manner and may find that a material weakness or weaknesses continues to exist. As a result, management may not be able to issue an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

Our management is not aware of any changes in internal control over financial reporting other than those described above that occurred during the quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Audit Committee of the Company's Board of Directors, as revised on August 29, 2006.

99.2	Charter of the Compensation Committee of the Company's Board of Directors, as revised on August 29, 2006.

99.3	Charter of the Nominating/Corporate Governance Committee of the Company's Board of Directors, as revised on August 29, 2006.

99.4	Corporate Governance Guidelines and Principles of the Company's Board of Directors, as revised on August 29, 2006.

SIGNATURES

SYSTEMAX INC.

Date: December 6, 2006	By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer