Form 10-Q
period 2006-09-30
SYSTEMAX INC
filed 2006-12-26
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes [ ] No [X]

The number of shares outstanding of the registrant's Common Stock as of November 30, 2006 was 35,174,147

TABLE OF CONTENTS

Explanatory Note Available Information	3 3

Part I Item 1. Item 2. Item 3. Item 4.	Financial Statements Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	4 14 20 20

Part II Item 4. Item 6.	Submission of Matters to a Vote of Security Holders Exhibits Signatures	22 23 24

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$70,477	$70,925
Accounts receivable, net	152,258	143,001
Inventories, net	206,610	189,502
Prepaid expenses and other current assets	27,423	18,477
Deferred income tax assets, net	7,088	9,227

Total current assets	463,856	431,132
PROPERTY, PLANT AND EQUIPMENT, net	47,392	57,259
DEFERRED INCOME TAXES AND OTHER ASSETS, net	16,507	16,153

TOTAL ASSETS	$527,755	$504,544

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term borrowings, including current portions of long-term debt	$16,011	$26,773
Accounts payable	160,734	171,667
Accrued expenses and other current liabilities	69,810	62,888

Total current liabilities	246,555	261,328

LONG-TERM DEBT	539	8,028
OTHER LIABILITIES	3,629	2,346
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
Common stock, par value $.01 per share, authorized 150 million shares, issued
38,331,990 (2006) and 38,231,990 (2005) shares; outstanding 35,134,993 (2006)
and 34,761,174 (2005)	383	382
Additional paid-in capital	173,034	177,574
Accumulated other comprehensive income	5,130	893
Retained earnings	136,041	98,927
Common stock in treasury at cost - 3,196,997 (2006) and 3,470,816 (2005) shares	(37,556)	(40,772)
Unearned restricted stock compensation - Note 2	--	(4,162)

Total shareholders' equity	277,032	232,842

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 527,755	$ 504,544

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

	Nine Months Ended September 30,	Three Months Ended September 30,
	2006	2005	2006	2005
Net sales	$ 1,697,191	$1,532,552	$ 575,041	$488,502
Cost of sales	1,437,544	1,310,932	483,527	418,022

Gross profit	259,647	221,620	91,514	70,480
Selling, general & administrative expenses	209,030	201,806	72,349	62,025
Restructuring and other charges	--	3,494	--	442

Income from operations	50,617	16,320	19,165	8,013
Other non-operating (income) expense, net	(6,502)	967	87	959
Interest (income) and expense, net	(609)	1,385	(430)	317

Income before income taxes	57,728	13,968	19,508	6,737
Provision for income taxes	20,614	5,933	7,057	2,862

Net income	$ 37,114	$ 8,035	$ 12,451	$ 3,875

Net income per common share:
Basic	$ 1.06	$ .23	$ .36	$ .11

Diluted	$ .99	$ .22	$ .33	$ .11

Weighted average common and common equivalent shares:
Basic	34,887	34,619	35,054	34,695

Diluted	37,666	36,479	37,967	36,552

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated
                                 Common Stock                                   Other                      Unearned
                              Number of              Additional              Comprehensive     Treasury    Restricted
                               Shares                 Paid-in     Retained     Income,         Stock,        Stock     Comprehensive
                             Outstanding    Amount    Capital     Earnings    Net of Tax       At Cost   Compensation     Income
                             -------------------------------------------------------------------------------------------------------

Balances, January 1, 2006
                                 34,761       $382    $177,574      $98,927        $893       $(40,772)    $(4,162)

Reversal of unamortized
  unearned restricted stock
  compensation - Note 2
                                                        (4,162)                                              4,162
Stock-based compensation
  expense                                                1,659
Issuance of restricted stock
                                    100          1
Exercise of stock options           274                 (2,465)                                  3,216
Income tax benefit on
  stock-based compensation
                                                           428
Change in cumulative
  translation adjustment, net
                                                                                  4,237                                      4,237
Net income                                                           37,114                                                 37,114
                                 ------       ----      ------       ------      ------          ------      -----          ------

    Total comprehensive
         income                                                                                                            $41,351
                                                                                                                           =======
Balances, September 30, 2006     35,135       $383    $173,034     $136,041      $5,130       $(37,556)        $ 0
                                 ======       ====    ========     ========      ======       ========         ===

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$37,114	$8,035
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	6,035	8,017
Provision (benefit) for deferred income taxes	2,743	(4,053)
Provision for returns and doubtful accounts	2,391	4,531
Compensation expense related to equity compensation plans	1,659	861
(Gain)loss on dispositions and abandonment	(7,760)	736
Tax benefit from exercises of stock options	--	11
Changes in operating assets and liabilities:
Accounts receivable	(4,351)	(6,442)
Inventories	(14,313)	15,170
Prepaid expenses and other current assets	(8,418)	882
Accounts payable, accrued expenses and other current liabilities	(10,032)	(12,488)

Net cash provided by operating activities	5,068	15,260

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments in property, plant and equipment	(4,566)	(4,450)
Proceeds from disposals of property, plant and equipment	19,080	253

Net cash provided by (used in) investing activities	14,514	(4,197)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
(Repayments) proceeds of borrowings from banks	(8,123)	3,043
Repayments of long-term debt and capital lease obligations	(12,394)	(454)
Proceeds from issuance of common stock	751	668
Excess tax benefit from exercises of stock options	294

Net cash (used in) provided by financing activities	(19,472)	3,257

EFFECTS OF EXCHANGE RATES ON CASH	(558)	918

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(448)	15,238
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	70,925	36,257

CASH AND CASH EQUIVALENTS - END OF PERIOD	$70,477	$51,495

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$602	--

See notes to condensed consolidated financial statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of operations for the three and nine month periods ended September 30, 2006 and 2005, cash flows for the nine month periods ended September 30, 2006 and 2005 and changes in shareholders' equity for the nine month period ended September 30, 2006. The December 31, 2005 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2005 and for the year then ended included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for an entire year.

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

The Company currently has four equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan — This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 1,223,214 options were outstanding under this plan as of September 30, 2006.

The 1995 Stock Option Plan for Non-Employee Directors — This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 39,000 options were outstanding under this plan as of September 30, 2006.

The 1999 Long-term Stock Incentive Plan, as amended ("1999 Plan") — This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. A maximum of 5.0 million shares may be granted under this plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. No award shall be granted under this plan after December 31, 2009. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,533,246 options and 900,000 restricted stock units were outstanding under this plan as of September 30, 2006.

The 2006 Stock Incentive Plan For Non-Employee Directors – This plan, adopted by the Company's stockholders on October 11, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest ("independent directors") an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Adoption of SFAS 123(R)

In December 2004, Statement of Financial Accounting Standards 123(R) ("SFAS 123(R)"), "Share Based Payment", was issued, pursuant to which the intrinsic value method of accounting under APB Opinion 25 was superseded with a fair value method that requires recognition of compensation expense in the consolidated results of operations for all share-based transactions.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The fair value of employee share options is recognized in expense over the vesting period of the options, using the graded attribution method. The fair value of employee share options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The Company used the simplified method for determining expected life as permitted in SEC Staff Accounting Bulletin 107 for options qualifying for such treatment ("plain-vanilla" options) due to the limited history the Company currently has with option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield curve. There were no modifications to stock option awards during the nine months ended September 30, 2006.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) was $1,228,000 for the nine months ended September 30, 2006 and $511,000 for the three months ended September 30, 2006. The related future income tax benefits recognized were $423,000 for the nine months and $176,000 for the three months ended September 30, 2006.

Stock Options

The following table presents the weighted-average fair value and the weighted-average assumptions used to estimate the fair value of options granted in 2006:

2006
Fair value	$5.24
Expected annual dividend yield	0%
Risk-free interest rate	4.77%
Expected volatility	78.7%
Expected life in years	6.0

The following table reflects the activity for all stock option plans during the nine months ended September 30, 2006:

                                                   Weighted   Weighted Average    Aggregate
                                                    Average      Remaining        Intrinsic
                                                  Exercise     Contractual        Value (in
                                    For Shares      Price          Life           thousands)
                                    ----------    ---------   ----------------    ----------
Outstanding January 1, 2006          2,657,419      $3.93
Granted                                439,334      $7.37
Exercised                            (273,819)      $2.74
Canceled or lapsed                    (27,474)     $12.84
                                      -------      ------
Outstanding September 30, 2006       2,795,460      $4.50          6.42           $32,239
                                     =========      =====          ====           =======
Exercisable at September 30, 2006    1,877,809      $4.08          5.89           $22,444
                                     =========      =====          ====           =======
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the quarter ended September 30, 2006 and the exercise price) that would have been received by the option holders had all options been exercised on September 30, 2006. This value will change based on the fair market value of the Company's common stock.

The total intrinsic value of options exercised was $1,065,000 and the cash received from stock option exercises was $751,000 during the nine months ended September 30, 2006. The tax benefit expected to be realized from the tax deductions for stock option exercises totaled $373,000 for the nine months ended September 30, 2006 and is reflected as a component of shareholders' equity in the Condensed Consolidated Balance Sheet.

The following table reflects the activity for all unvested stock options during the nine months ended September 30, 2006:

	For Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2006	840,189	$1.84
Granted	439,334	$5.24
Vested	(357,874)	$2.13
Forfeited	(3,998)	$2.25
Unvested at September 30, 2006	917,651	$3.35

At September 30, 2006, there was $1.7 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of stock options vested during the nine months ended September 30, 2006 was $762,000.

Restricted Stock and Restricted Stock Units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company's common stock. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. The restricted stock unit award was a non-performance award which vests at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company's stock at the date of the award. Compensation expense related to the restricted stock award was $144,000 for the three month period and $431,000 for the nine month period ended September 30, 2006 and $144,000 for the three month period and $861,000 for the nine month period ended September 30, 2005.

Under the provisions of SFAS 123(R), the recognition of unearned compensation is no longer required. Unearned compensation is a contra-equity balance sheet account representing the amount of unrecognized expense related to restricted stock that is amortized as the expense is recognized over the vesting period of the award. As of January 1, 2006, the balance of Unearned Restricted Stock Compensation was reversed into Additional Paid-in Capital on the Company's balance sheet. As of September 30, 2006, there was unrecognized stock-based compensation of $3.7 million related to the restricted stock award, which is expected to be recognized over a weighted-average period of 6.50 years.

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

                      Periods ended September 30, 2005:

	Nine months	Three months
Net income - as reported	$8,035	$3,875
Add: Stock-based compensation expense included in
reported net income, net of related tax effects	555	93
Deduct: Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects	892	194

Pro forma net income	$7,698	$3,774

Net income per common share - basic:
Net income - as reported	$.23	$.11

Net income - pro forma	$.22	$.11

Net income per common share - diluted:
Net income - as reported	$.22	$.11

Net income - pro forma	$.21	$.10

3.	Net Income per Common Share

Net income per common share — basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share — diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share — diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 53,000 shares for the nine months ended September 30, 2006, 512,000 shares for the nine months ended September 30, 2005, 23,000 shares for the three months ended September 30, 2006 and 488,000 shares for the three months ended September 30, 2005 due to their antidilutive effect.

4.	Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders' Equity. For the nine month periods ended September 30, comprehensive income was $41,351,000 in 2006 and $5,566,000 in 2005. For the three month periods ended September 30, comprehensive income was $12,218,000 in 2006 and $(162,000) in 2005.

5.	Credit Facilities

The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company's domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company's shares of stock in its domestic subsidiaries and the Company's United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of September 30, 2006, except for the required timely submission of financial statements, for which it has obtained a waiver. As of September 30, 2006, eligible collateral under the agreement was $113.8 million and total availability was $91.1million. There were outstanding letters of credit of $10.6 million and there were outstanding advances of $12.1 million (all in the United Kingdom) as of September 30, 2006.

Under the Company's €5.0 million ($6.3 million at the September 30, 2006 exchange rate) Netherlands credit facility, there were €2.6 million ($3.3 million) of borrowings outstanding at September 30, 2006, with interest payable at a rate of 5.0% per annum. Borrowings under the facility are secured by the subsidiary's accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in August 2007.

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

Periods ended September 30, 2005	Nine months	Three months
2004 United States streamlining plan	$122
Other severance and exit costs	3,372	$442

Total restructuring and other charges	$3,494	$44

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

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the nine months ended September 30, 2006 (in thousands).

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at December 31, 2005	$253	$265	$518
Amounts utilized	(253)	(119)	(372)

Accrued at September 30, 2006	$-	$146	$146

7.	Long-term Debt

The Company repaid its 7.04% mortgage loan in March 2006 as a result of the sale of its Suwanee, Georgia distribution facility.

8.	Segment Information

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

Financial information relating to the Company's operations by reportable segment was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Computer products	$1,550,185	$1,401,446	$522,690	$442,709
Industrial products	147,006	131,106	52,351	45,793

Consolidated	$1,697,191	$1,532,552	$575,041	$488,502

Income (loss) from operations:
Computer products	$48,145	$23,340	$17,281	$8,951
Industrial products	9,619	5,157	4,543	2,114
Software application	(5,922)	(4,977)	(2,268)	(1,743)
Corporate and other expenses	(1,225)	(7,200)	(391)	(1,309)

Consolidated	$50,617	$16,320	$19,165	$8,013

Financial information relating to the Company's operations by geographic area was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net sales:
United States:
Industrial products	$147,006	$131,106	$52,351	$45,793
Computer products	920,934	815,336	309,802	259,970

United States total	1,067,940	946,442	362,153	305,763
Other North America	94,373	68,233	33,388	21,510

North America total	1,162,313	1,014,675	395,541	327,273
Europe	534,878	517,877	179,500	161,229

Consolidated	$1,697,191	$1,532,552	$575,041	$488,502

                     Revenues are attributed to countries based on the location of the selling subsidiary.

9.	Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)", which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact, if any, of this pronouncement.

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

Overview

We are a direct marketer of brand name and private label products. Our operations are organized in two primary reportable segments – Computer Products and Industrial Products. Our Computer Products segment markets personal desktop computers, notebook computers and computer related products in North America and Europe. We assemble our own PCs and sell them under our own trademarks, which we believe gives us a competitive advantage. We also sell personal computers manufactured by other leading companies, such as Hewlett Packard, E-Machines and Sony. Our Industrial Products segment markets material handling equipment, storage equipment and consumable industrial items in North America. We offer more than 100,000 products and continuously update our product offerings to address the needs of our customers, which include large, mid-sized and small businesses, educational and government entities as well as individual consumers. We reach customers by multiple channels, utilizing relationship marketers, e-commerce web sites, mailed catalogues and retail outlet stores. We also participate in the emerging market for on-demand, web-based software applications through the marketing of our PCS Profitability Suite™ of hosted software, which we began during 2004, and in which we have not yet recognized any revenues and have incurred considerable losses to date. Computers and computer related products account for 91% of our net sales, and, as a result, we are dependent on the general demand for information technology products.

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

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net sales for the nine months ended September 30, 2006 increased 10.7% to $1.7 billion compared to $1.5 billion in the year-ago period. Net sales in the first nine months of 2006 included approximately $583.4 million of internet-related sales, a 30.7% increase from $446.5 million of internet-related sales in the prior year's first nine months. North American sales were $1.16 billion, an increase of 14.6% from $1.01 billion in the prior year. European sales increased to $534.9 million (representing 31.5% of worldwide sales) compared to $517.9 million (33.8% of worldwide sales) in the year-ago period. Movements in foreign exchange rates negatively impacted the European sales comparison by approximately $16.7 million in 2006. Excluding the movements in foreign exchange rates, European sales would have increased 6.5% from the prior year. Sales as measured in local currencies in all but two of the European markets we serve increased in the first nine months of 2006. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. Sales of computer products were $1.55 billion, an 10.6% increase from $1.4 million of sales in the prior year. This increase was primarily a result of our continuing internet initiatives and expansion of our product offerings. Sales of industrial products increased 12.1% to $147.0 million from $131.1 million in the prior year.

Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $259.6 million compared to $221.6 million in the year-ago nine months, an increase of $38.0 million. The gross profit margin was 15.3% in the current period, compared to 14.5% in the year-ago period. The increase in the gross profit margin resulted from a favorable change in product mix, increased internet sales, increased consideration from vendors and reduced warehouse costs for staff and supplies.

Selling, general and administrative expenses for the first nine months increased $7.2 million, or 3.6%, to $209.0 million compared to $201.8 million in the first nine months of 2005. Selling, general and administrative costs in Europe declined approximately $8.1 million in the first nine months of 2006, primarily the result of the restructuring actions we took in Europe in 2005 and $1.3 million of decreased costs due to the effects of changes in foreign exchange rates. The European decreases were partially offset by increased spending in North America on salaries and employee related expenses of approximately $10.8 million and increased advertising costs net of rebates of approximately $2.5 million and higher credit card processing fees related to the higher sales volume of approximately $2.7 million. Selling, general and administrative expenses also include $1.2 million of stock compensation expense in 2006 as a result of the adoption of SFAS 123(R). The Company used the modified prospective transition method at adoption and accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. Selling, general and administrative expenses as a percentage of net sales was 12.3% in the current nine month period compared to 13.2% in the year-ago period.

During the first quarter of 2005 we implemented plans to streamline and restructure the activities of our European computer businesses, resulting in the elimination of approximately 200 positions. We incurred $3.5 million of restructuring costs associated with these actions in the first nine months of 2005 for staff severance and benefits for terminated employees.

We had income from operations for the current nine months of $50.6 million compared to $16.3 million in the year-ago period. We had income from operations of $39.5 million in North America in the current year compared to income from operations of $24.5 million last year. We had income from operations in Europe of $11.1 million in the first nine months of 2006, compared to a loss from operations of $8.2 million in the year-ago period.

During the first quarter of 2006 we sold our distribution facility in Suwanee, Georgia and recognized a gain of approximately $6.7 million net of a prepayment penalty incurred upon the repayment of the underlying mortgage loan, which is included in "Other non-operating (income) expense, net." The facility was replaced by a larger, leased building in the same geographic area.

Interest income and expense, net includes interest expense of $1.4 million in the first nine months of 2006 and $2.0 million in 2005. The decrease resulted from lower average European short-term borrowings. Interest income earned on invested funds increased in 2006 as a result of an increase in funds available for investment.

Income tax expense was $20.6 million in the first nine months of 2006 and $5.9 million in the year-ago period. The effective income tax rate was 35.7%, compared to 42.5% in the year ago period. The effective income tax rate was lower in 2006 primarily as a result of income earned in the United Kingdom for which the tax provision has been offset by the reversal of a deferred tax valuation allowance previously recorded against the deferred tax asset for our United Kingdom carryforward losses. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

Net income for the first nine months was $37.1 million, or $1.06 per basic share and $.99 per diluted share, compared to $8.0 million, or $.23 per basic and $.22 per diluted share, in the first nine months of 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net sales for the three months ended September 30, 2006 increased 17.7% to $575.0 million compared to $488.5 million in the year-ago quarter. Net sales in the third quarter of 2006 included approximately $192.4 million of internet-related sales, a 30.4% increase from $147.6 million of internet-related sales in the prior year's third quarter. North American sales were $395.5 million, an increase of 20.9% from $327.3 million in the prior year. European sales increased 11.3%, to $179.5 million (representing 31.2% of worldwide sales) compared to $161.2 million (33.0% of worldwide sales) in the year-ago quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $8.3 million in 2006. Excluding the movements in foreign exchange rates, European sales would have increased 6.2% from the prior year. Sales as measured in local currencies in all of the European markets we serve increased in the third quarter of 2006. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. Sales of computer products were $522.7 million, an 18.1% increase from $442.7 million of sales in the prior year. This increase was primarily a result of our continuing internet initiatives and expansion of our product offerings. Sales of industrial products increased 14.3% to $52.4 million from $45.8 million in the prior year, and continue to grow in line with the favorable economic conditions in the United States.

Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $91.5 million compared to $70.5 million in the year-ago quarter, an increase of $21.0 million. The gross profit margin was 15.9% in the current period and 14.4% in the year-ago period.

Selling, general and administrative expenses for the quarter increased $10.3 million to $72.3 million compared to $62.0 million in the third quarter of 2005. Selling, general and administrative costs in Europe declined approximately $2.2 million in the third quarter of 2006, primarily the result of the restructuring actions we took in Europe in 2005 and $.9 million of increased costs due to the effects of changes in foreign exchange rates. The European decreases were offset in part by increased spending in North America on salaries and employee related expenses of approximately $8.6 million, higher credit card processing fees related to the higher sales volume of approximately $2.0 million and higher advertising costs net of rebates of $1.9 million. Selling, general and administrative expenses also include $0.5 million of stock compensation expense in 2006 as a result of the adoption of SFAS 123(R). The Company used the modified prospective transition method at adoption and accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. Selling, general and administrative expense as a percentage of net sales was 12.6% in the current quarter compared to 12.7% in the year-ago quarter.

During the first quarter of 2005 we implemented plans to streamline and restructure the activities of our European computer businesses, resulting in the elimination of approximately 200 positions. We incurred $.4 million of additional restructuring costs associated with these actions during the third quarter of 2005 for staff severance and benefits for terminated employees.

We had income from operations for the current quarter of $19.2 million compared to $8.0 million in the year-ago quarter. We had income from operations of $15.6 million in North America in the third quarter compared to income from operations of $6.8 million last year. We had income from operations in Europe of $3.6 million in the third quarter of 2006, compared to $1.2 million in the year-ago quarter.

Interest income and expense, net includes interest expense of $0.4 million in the third quarter of 2006 and $0.6 million in 2005. The decrease resulted from lower average European short-term borrowings. Interest income earned on invested funds increased in 2006 as a result of an increase in funds available for investment.

Income tax expense was $7.1 million in the third quarter of 2006 and $2.9 million in the year-ago quarter. The effective income tax rate for the third quarter of 2006 was 36.2%, compared to 42.5% in the year ago period. The effective income tax rate was lower in 2006 primarily as a result of income earned in the United Kingdom for which the tax provision has been offset by the reversal of a deferred tax valuation allowance previously recorded against the deferred tax asset for our United Kingdom carryforward losses. Changes in the mix of U.S. and non-U.S. earnings over the balance of the year and changes in the valuation of deferred tax assets could have a significant impact on the effective tax rate for the year.

Net income for the third quarter was $12.5 million, or $.36 per basic share and $.33 per diluted share, compared to $3.9 million, or $.11 per basic and diluted share, in the third quarter of 2005.

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

Our working capital was $217.3 million at September 30, 2006, an increase of $47.5 million from $169.8 million at the end of 2005. This resulted from a $9.3 million increase in accounts receivable, a $17.1 million increase in inventories, a $8.9 million increase in prepaid expense and other current assets, a $10.7 million decrease in short-term borrowings, a $4.0 million decrease in accounts payable and other accrued expenses offset by a $2.1 million decrease in deferred tax assets and a $.4 million decrease in cash and cash equivalents. Inventory levels increased $19.6 million in North America, primarily in our computer products segment and inventories in Europe decreased $2.5 million. Our inventory turnover was 9.3 times at the end of the third quarter and 2005. Our accounts receivable increased in Europe by approximately $5.2 million, as local currency sales in some of our larger markets increased from the fourth quarter. Accounts receivable in North America increased approximately $4.1 million from the end of the prior year. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

Our cash balance decreased slightly to $70.5 million during the nine months ended September 30, 2006 from $70.9 million at the end of 2005. Net cash provided by operating activities was $5.1 million for the first nine months of 2006, compared to net cash provided by operating activities of $15.3 million in the same period of 2005. The decrease in cash provided by operations in 2006 resulted from changes in our working capital accounts, which used $37.1 million in cash compared to $2.9 million of cash used in 2005. The reduction resulted primarily from a $14.3 million increase in inventories in the first nine months of 2006 compared to an $15.1 million decrease for the same period of the prior year, an increase in prepaids and other current assets of $8.4 million compared to a reduction of $.9 million for the same period in 2005 and a decrease in accounts payable, accrued expenses and other current liabilities in the first nine months of 2006 of $10.0 million compared to a $12.5 million increase for the same period of the prior year. Cash generated from net income adjusted by other non-cash items provided $42.2 million for the nine months ended September 30, 2006 compared to $18.1 million provided by these items for the nine months ended September 30, 2005, primarily as a result of the increase in our net income.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2006, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

For the nine months ended September 30, 2006 we had $14.5 million of cash provided by investing activities. This consisted of $19.1 million of proceeds from the sale of our Suwanee, Georgia distribution facility and other fixed asset disposals, offset by $4.6 million of capital expenditures. Capital expenditures in 2006 included facilities costs and equipment for the replacement distribution facility we leased and upgrades and enhancements to our information and communications systems hardware. For the nine months ended September 30, 2005, we used $4.1 million in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in 2005 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of new retail outlet stores.

Net cash of $19.5 million was used in financing activities for the nine months ended September 30, 2006. We used cash of $12.4 million to repay long-term debt obligations, primarily for the mortgage on our Georgia distribution facility, and we used $8.1 million to repay short-term borrowings in Europe. Exercises of stock options provided $0.8 million of cash for the nine months ended September 30, 2006. Cash of $3.3 million was provided by financing activities in 2005. Cash of $3.0 million was provided by short-term borrowings under our European credit facilities. We used cash of $0.5 million for payments under long-term borrowing and capital lease agreements. Exercises of stock options provided $0.7 million of cash for the nine months ended September 30, 2005.

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of September 30, 2006, eligible collateral was $113.8 million and total availability was $91.1 million. There were outstanding letters of credit of $10.6 million and there were outstanding advances of $12.1 million (all in the United Kingdom) as of September 30, 2006. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company's shares of stock in its domestic subsidiaries and the Company's United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of September 30, 2006, except for the required timely submission of financial statements, for which we have obtained a waiver.

Under our Netherlands €5 million ($6.3 million at the September 30, 2006 exchange rate) credit facility, at September 30, 2006 there were €2.6 million ($3.3 million) of borrowings outstanding under this line with interest payable at a rate of 5.0% per annum. This facility expires in August 2007.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at September 30, 2006 consisted of repayments of borrowings under our credit agreements, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements. In connection with the sale of our Suwanee, Georgia distribution facility, the Company repaid the related mortgage loan which was secured by the land and building.

Our current and anticipated needs for cash include funding growth in working capital and capital expenditures necessary for future growth in sales, and potential expansion through acquisitions. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the foreseeable future.

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

Recent Accounting Developments

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109." FIN 48 clarifies and sets forth consistent rules for accounting for uncertain tax positions taken or expected to be taken in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 may have on its consolidated results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2006 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings in Europe under our credit facilities. As of September 30, 2006, the balance outstanding on our variable rate debt was approximately $12.1 million. Based on our market sensitive instruments as of September 30, 2006, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

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

Our management, including our Chief Executive Officer and Chief Financial Officer , does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, misstatements due to error or fraud may occur and not be detected. These limitations include the circumstances that breakdowns can occur as a result of error or mistake, the exercise of judgment by individuals or that controls can be circumvented by acts of misconduct. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on their evaluation, as of September 30, 2006, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This conclusion is based on our identification of three material weaknesses in our internal controls over financial reporting as of September 30, 2006. The material weaknesses are:

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

Section 404 of the Sarbanes-Oxley Act

We are not yet subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we are not an accelerated filer. Assuming that our current stock price and public float remain substantially the same as of the end of the second quarter of 2007 from such price and float as it is currently, we anticipate being an accelerated filer as of the end of fiscal 2007, in which event the requirements of Section 404 that management provide an assessment of the effectiveness of the Company's internal control over financial reporting and the Company's independent registered public accounting firm will be required to audit that assessment will apply to us without further extension. (If we are not an accelerated filer at that time, based on SEC implementing regulations in effect as of December 15, 2006, for all nonaccelerated filers the management assessment requirement would become effective at the end of fiscal 2007 but the audit requirement would not become effective until the end of 2008) .

We are continuing to work to achieve compliance with the requirements of Section 404. We have dedicated substantial time and resources to documentation and review of our procedures.. We will also evaluate the need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure and the number of accounting systems in use. We have not completed our assessment of our internal control over financial reporting. In addition to the three material weaknesses as of September 30, 2006 discussed under the caption "Disclosure Controls and Procedures," we have identified a number of internal control significant deficiencies, including controls in the information technology area, that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated. While the Company does not believe that the following are currently material weaknesses, they are designated as significant deficiencies as of September 30, 2006:

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

Changes in Internal Control Over Financial Reporting

Our management is not aware of any changes in internal control over financial reporting other than those described above that occurred during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The 2006 annual meeting of the stockholders of the Company was held on October 11, 2006. Each of the seven candidates for the position of director (Richard Leeds, Bruce Leeds, Robert Leeds, Gilbert Fiorentino, Robert D. Rosenthal, Stacy S. Dick and Ann R. Leven) was re-elected.

          The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

                1.   Director election:

Richard Leeds	For: 32,426,355
Against: 1,651,570
Robert Leeds	For: 32,734,631
Against: 1,334,294
Bruce Leeds	For: 32,426,355
Against: 1,651,570
Gilbert Fiorentino	For: 32,721,264
Against: 1,356,661
Robert D. Rosenthal	For: 33,403,964
Against: 673,961
Stacy S. Dick	For: 33,406,964
Against: 670,961
Ann R. Leven	For: 33,559,145
Against: 518,780

                2.    Approval of the Company's 2006 Stock Incentive Plan for Non-Employee Directors:

For: 28,752,893 Against: 1,976,152 Abstain: 242,667

                3.    Ratification of Ernst & Young as the Company's Independent Registered Accountants for 2006:

For: 33,820,398 Against: 14,518 Abstain: 243,009

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

SYSTEMAX INC.

Date: December 22, 2006	By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer

By: /s/ STEVEN GOLDSCHEIN Steven Goldschein Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002