Form 10-K
period 2006-12-31
SYSTEMAX INC
filed 2007-03-30
CIK 945114

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One) [ X ] [ ]
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
                     Yes [  ]   No [X]
           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]
           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]
           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Large Accelerated Filer [  ]       Accelerated Filer [  ]      Non Accelerated Filer [X]
           Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).       Yes [  ] No [X]
           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $73,985,207. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.
           The number of shares outstanding of the registrant’s common stock as of March 1, 2007 was 35,843,259 shares.
           Documents incorporated by reference:  Portions of the Proxy Statement of Systemax Inc. relating to the 2007 annual meeting of stockholders are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

Part I
   Item 1.

   Item 1A.
   Item 1B.
   Item 2.
   Item 3.
   Item 4.
Part II
   Item 5.
   Item 6.
   Item 7.
   Item 7A.
   Item 8.
   Item 9.
   Item 9A.
   Item 9B.
Part III
   Item 10.
   Item 11.
   Item 12.
   Item 13.
   Item 14.
Part IV
Item 15.	Business
    General
    Products
    Sales and Marketing
    Customer Service, Order Fulfillment and Support
    Suppliers
    Competition and Other Market Factors
    Employees
    Environmental Matters
    Financial Information About Foreign and Domestic Operations
    Available Information
Risk Factors
Unresolved Staff Comments
Properties
Legal Proceedings
Submission of Matters to a Vote of Security Holders

Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities
Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Controls and Procedures
Other Information

Directors, Executive Officers and Corporate Governance
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain Relationships and Related Transactions, and Director Independence
Principal Accountant Fees and Services

Exhibits and Financial Statement Schedules

Signatures	2 2 3 3 5 5 5 6 6 7 7 8 14 14 15 16 16 17 18 28 28 28 29 30 31 31 31 31 31 31 35

PART I

           Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company” or “we”) include its subsidiaries.

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

Item 1.  Business.

General

           Systemax is a direct marketer of brand name and private label products. Our operations are organized in three primary reportable business segments – Technology Products, Industrial Products and Hosted Software. Hosted Software became a reportable segment in 2006. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. We assemble our own PCs and sell them under the trademarks Systemax™ and Ultra™. In addition, we market and sell computers manufactured by other leading companies. Technology products accounted for 92% of our net sales in 2006. Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America. Industrial products accounted for 8% of our net sales in 2006. In both of these product groups we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. Our Hosted Software segment participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ of hosted software. See Note 12 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

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

           Our computer sales include Systemax and Ultra PCs as well as offerings of other brand name PCs, servers and notebook computers. Computer supplies and consumer electronics related products include supplies such as laser printer toner cartridges and ink jet printer cartridges; media such as recordable disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; monitors; digital cameras; plasma and LCD TVs; MP3 and DVD players; PDA’s; and packaged software.

           We assemble our Systemax and Ultra brand PCs in our 297,000 square foot, ISO-9001-certified facility in Fletcher, Ohio. We purchase components and subassemblies from suppliers in the United States as well as overseas. Certain parts and components for our PCs are obtained from a limited group of suppliers. We also utilize licensed technology and computer software in the assembly of our PCs. For a discussion of risks associated with these licenses and suppliers, see Item 1A, “Risk Factors.”

           Our industrial products include storage equipment such as wire and metal shelving, bins and lockers; light material handling equipment such as hand carts, forklifts and hand trucks; ladders, furniture, small office machines and related supplies; and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items.

           We began to market our PCS ProfitCenter Software™ suite of business applications in 2004. PCS ProfitCenter Software™ is a web-based application which is delivered as an on-demand service over the internet. The product helps companies automate and manage their entire customer life-cycle across multiple sales channels (internet, call centers, outside salespersons, etc.). We have not recognized any significant revenues for this service to date.

Sales and Marketing

           We market our products to both business customers and individual consumers. Our business customers include for-profit businesses educational organizations and government entities. We have developed a proprietary customer and prospect database. We consider our business customers to include the various individuals who work within an organization rather than just the business itself.

           We have established a three-pronged system of direct marketing to business customers, consisting of relationship marketers, catalog mailings and propriety internet web sites, the combination of which is designed to maximize sales. Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain of historical purchasing patterns, our relationship marketers are prompted with product suggestions to expand customer order values. In the United States, we also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by frequent catalog mailings and e-mail campaigns both of which are designed to generate inbound telephone sales, and our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of these three marketing methods enables us to more thoroughly penetrate our business and government customer base. Increased internet exposure can lead to more internet-related sales and can also generate more inbound telephone sales; just as catalog mailings and email campaigns which feature our websites can result in greater internet-related sales.

           Our growth in net sales continues to be supported by strong growth in sales to individual consumers, particularly through e-commerce means. To reach our consumer audience, we use methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in a cost-effective manner. As part of our marketing strategy we advertise manufacturers’ mail-in-rebates on many products we sell and, in some cases, offer our own rebates. We combine our use of e-commerce initiatives with catalog mailings, which generate calls to inbound sales representatives. These sales representatives use our information systems to fulfill orders and explore additional customer product needs. Sales to consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales. We have also successfully increased our sales to individual consumers by using retail outlet stores. We currently have eight such retail locations in North America and we have four in Europe, which are located in or near one of our existing sales and distribution centers, thereby minimizing our operating costs. We presently plan to add four more retail locations in 2007.

E-commerce

           The worldwide growth in active internet users has made e-commerce a significant opportunity for sales growth. In 2006, we had approximately $819 million in internet-related sales, an increase of $169 million, or 26%, from 2005. E-commerce sales represented 34.9% of total revenue in 2006, compared to 30.7% in 2005. The increase in our internet-related sales enables us to leverage our advertising spending, allowing us to reduce our printed catalog costs while maintaining customer contact.

           We currently operate multiple e-commerce sites, including www.systemaxpc.com, www.tigerdirect.com, www.tiger.ca, www.globalcomputer.com, www.globalgoved.com, www.infotelusa.com, www.misco.co.uk, www.misco.fr, www.misco.de, www.misco.se, www.misco.es, www.misco.it, www.misco.nl, www.profitcenter.com and www.globalindustrial.com, and we continually upgrade the capabilities and performance of these web sites. Our internet sites feature on-line catalogs of thousands of products, allowing us to offer a wider variety of computer and industrial products than our printed catalogs. Our customers have around-the-clock, on-line access to purchase products and we have the ability to create targeted promotions for our customers’ interests. Many of our internet sites also permit customers to purchase “build to order” PCs configured to their own specifications.

           In addition to our own e-commerce web sites, we have partnering agreements with several of the largest internet shopping and search engine providers who feature our products on their web sites or provide “click-throughs” from their sites directly to ours. These arrangements allow us to expand our customer base at an economical cost.

Catalogs

           We currently produce a total of 19 full-line and targeted specialty catalogs in North America and Europe under distinct titles. Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Global Computer Supplies™, Misco®, HCS Misco™, Global Industrial™, ArrowStar™ and 06™. Full-line computer product catalogs offer products such as PCs, notebooks, peripherals, computer components, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. We mail catalogs to both businesses and consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-entry. Our in-house staff designs all of our catalogs. In-house catalog production helps reduce overall catalog expense and shortens catalog production time. This allows us the flexibility to alter our product offerings and pricing and to refine our catalog formats more quickly. Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies in catalog production.

           As noted above, the increase in our internet-related sales allowed us to reduce the distribution of our catalogs to 59 million, which was 9.5% fewer than in the prior year. We mailed approximately 41 million catalogs in North America, a 8% reduction from last year and approximately 18 million catalogs, or 12% fewer than 2005, were distributed in Europe.

Customer Service, Order Fulfillment and Support

           We generally provide toll-free telephone number access to our customers. Certain of our domestic call centers are linked to provide telephone backup in the event of a disruption in phone service. In addition to telephone orders, we also receive orders by mail, fax, electronic data interchange and through the internet.

           A large number of our products are carried in stock, and orders for such products are fulfilled on a timely basis directly from our distribution centers, typically on the day the order is received. We operate out of multiple sales and distribution facilities in North America and Europe. The locations of our distribution centers enable us to provide our customers next day or second day delivery. Orders are generally shipped by third-party delivery services in the United States and in Europe. The locations of our distribution centers in Europe have enabled us to market into four additional countries with limited incremental investment. We maintain relationships with a number of large distributors in North America and Europe that also deliver products directly to our customers.

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

Suppliers

           We purchase the majority of our products and components directly from manufacturers and large wholesale distributors. For the year ended December 31, 2006, Ingram Micro accounted for 12.8% of our purchases. For the year ended December 31, 2005, no vendor accounted for more than 10% of our purchases. For the year ended December 31, 2004, Tech Data Corporation accounted for 12.2% and Ingram Micro Inc. accounted for 10.4% of our purchases. The loss of either of these vendors, or any other key vendors, could have an adverse effect on us.

           Certain private label products are manufactured by third-parties to our specifications. Many of these private label products have been designed or developed by our in-house product design and development teams.

Competition and Other Market Factors

           Technology Products

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

Employees

           As of December 31, 2006, we employed a total of 3,287 employees, including 2,961 full-time and 326 part-time employees, of whom 2,119 were in North America and 1,168 were in Europe.

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

Financial Information About Foreign and Domestic Operations

           We conduct our business in North America (the United States and Canada) and Europe. Approximately 37.5% of our net sales for the year ended December 31, 2006 were made by subsidiaries located outside of the United States. For information pertaining to our international operations, see Note 12, “Segment and Related Information,” to the consolidated financial statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations in those two geographic markets (in thousands):

	Europe	North America	Total
2006
Net sales	$ 743,906	$1,601,259	$2,345,165
Income from operations	$ 16,459	$ 45,445	$ 61,904
Identifiable assets	$ 157,710	$ 426,451	$ 584,161
2005
Net sales	$ 694,637	$1,420,881	$2,115,518
Income (loss) from operations	$ (4,603)	$ 39,412	$ 34,809
Identifiable assets	$ 142,174	$ 362,370	$ 504,544
2004
Net sales	$ 695,695	$1,232,452	$1,928,147
Income (loss) from operations	$ (12,376)	$ 31,375	$ 18,999
Identifiable assets	$ 169,912	$ 313,284	$ 483,196

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

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by the New York Stock Exchange in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. These developments have already substantially increased our legal compliance, auditing and financial reporting costs and made them more time consuming. We anticipate that the Company will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act as of December 31, 2007, and that costs will further increase and make some compliance activities more time consuming. These developments may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, possibly making it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We presently cannot estimate the timing or magnitude of additional costs we may incur as a result of the implementation of Section 404 of the Sarbanes-Oxley Act; however, to the extent these costs are significant, our general and administrative expenses are likely to increase as a percentage of revenue and our results of operations will be negatively impacted.

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

Our gross margins are also dependent on the mix of products we sell and could be adversely affected by a continuation of our customers’ shift to lower-priced products. As do most other companies in the technology products industry, we advertise manufacturers’ mail-in rebates on many products we sell and, in some cases, offer our own rebates. We process these rebates through third party vendors and in house. If we are unable to fulfill these rebates in a timely and satisfactory manner, our reputation in the marketplace could be negatively impacted.

•	State and local sales tax collection may affect demand for our products.

Our United States subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence or in which we believe nexus exists which obligates us to collect sales tax. Other states may, from time to time, claim that we have state-related activities constituting a sufficient nexus to require such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents. We rely on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all direct mail and/or e-commerce transactions. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.

•	Business disruptions could adversely impact our revenue and financial condition.

We insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers’ compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although we believe that our insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation, natural disasters and large losses could materially affect our insurance obligations and future expense.

•	Changes in financial accounting standards may affect our results of operations.

A change in accounting standards or practices can have a significant effect on our reported results of operations. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. Changes to existing rules, such as the implementation of Financial Accounting Standard Board Interpretation No. 48 (“Fin 48”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)", may adversely affect our reported financial results. Fin 48 which is effective for fiscal years beginning after December 15, 2006, was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact, if any, of this pronouncement.

Risks Related to Our Company

•	We may not be able to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

For the year ended December 31, 2006, we were not subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we were not an accelerated filer as defined by the SEC. For the year ended December 31, 2007, we will be subject to the requirements of Section 404 that management provide an assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s independent registered public accounting firm will be required to audit that assessment.

We are working to achieve compliance with the requirements of Section 404. We will be dedicating substantial time and resources to documentation and review of our procedures and we will have to devote substantial time and resources to this effort in 2007. We may also need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure, the number of accounting systems in use, and the lack of qualified personnel to devote to the process. In addition to the significant deficiencies reported as of December 31, 2006 discussed under the caption “Disclosure Controls and Procedures” in Item 9A. Controls and Procedures; we have identified numerous other internal control deficiencies that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated. If we are not successful in complying with Section 404 of the Sarbanes-Oxley Act of 2002, we could lose the confidence of our investors.

•	In the past we have been late filing our required financial reports. Any such delays in the future could affect the trading of our stock.

We were late in the filing of our 2005 quarterly and annual reports and our 2006 quarterly reports required under the Securities Exchange Act of 1934. Failure to file required reports on a timely basis could result in the de-listing of the Company’s common stock by the New York Stock Exchange. If we do not file our required annual and quarterly financial statements in the prescribed time frames we would also be ineligible to file certain registration statements and could be subject to SEC enforcement action.

•	Our success is dependent upon the availability of credit and financing.

We require significant levels of capital in our business to finance accounts receivable and inventory. We maintain credit facilities in the United States and in Europe to finance increases in our working capital if available cash is insufficient. The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines. In addition, if we are unable to renew or replace these facilities at maturity our liquidity and capital resources may be adversely affected. However, we currently have no reason to believe that we will not be able to renew or replace our facilities when they reach maturity.

•	We have substantial international operations and we are exposed to fluctuations in currency exchange rates and political uncertainties.

We operate internationally and as a result, we are subject to risks associated with doing business globally. Risks inherent to operating overseas include:

• • • •	Changes in a country’s economic or political conditions
Changes in foreign currency exchange rates
Difficulties with staffing and managing international operations
Unexpected changes in regulatory requirements

For example, we currently have operations located in nine countries outside the United States, and non-U.S. sales (Europe and Canada) accounted for 37.5% of our revenue during 2006. To the extent the U.S. dollar strengthens against the Euro and British pound, our European revenues and profits will be reduced when translated into U.S. dollars.

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

In 2004, we introduced our web-based and hosted, on-demand software suite of products, marketed as PCS ProfitCenter Software™. We have a limited operating history with this type of product offering and may encounter risks inherent in the software industry, including but not limited to:

• • • • • • • • •	Failure to implement effective general and application controls
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

           Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

•	the effect on us of volatility in the price of paper and periodic increases in postage rates
•	significant changes in the computer products retail industry, especially relating to the distribution and sale of such products
•	timely availability of existing and new products
•	risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to us
•	risks associated with delivery of merchandise to customers by utilizing common delivery services such as the United States Postal Service and United Parcel Service, including possible strikes and contamination
•	borrowing costs or availability
•	pending or threatened litigation and investigations
•	the availability of key personnel

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

Item 1B.  Unresolved Staff Comments.

          None.

Item 2.  Properties.

           Our primary facilities, which are leased except where otherwise indicated, are as follows:

Facility	Location	Approximate Square Feet	Expiration of Lease
Headquarters, Sales and Distribution Center (1)	Port Washington, NY	86,000	2007
Sales and Distribution Center	Buford, GA	647,000	2021
Sales and Distribution Center	Naperville, IL	330,000	2026
PC Assembly, Sales and Distribution Center	Fletcher, OH	297,000	Owned
Sales and Administrative Center	Miami, FL	80,000	2010
Distribution Center	Las Vegas, NV	90,000	2010
Sales Center	Markham, Ontario	22,000	2013
Sales and Distribution Center	Verrieres le Buisson, France	48,000	2010
Sales and Distribution Center	Frankfurt, Germany	92,000	2013
Sales and Distribution Center	Madrid, Spain	38,000	(2)
Sales and Distribution Center	Milan, Italy	102,000	2009
Sales and Distribution Center	Greenock, Scotland	78,000	Owned
European Headquarters and Sales Center	Wellingborough, England	75,000	Owned
Sales Center	Amstelveen, Netherlands	21,000	2007
Sales and Distribution Center	Lidkoping, Sweden	20,000	2008

(1) (2)	For information about this facility, leased from related parties, see Item 13 — “Certain Relationships and Related Transactions” Terminable upon two months prior written notice.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

           None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Systemax common stock is traded on the New York Stock Exchange under the symbol “SYX.” The following table sets forth the high and low closing sales price of our common stock as reported on the New York Stock Exchange for the periods indicated.

2006	High	Low
First quarter	$ 7.33	$ 6.23
Second quarter	7.99	5.87
Third quarter	16.02	7.25
Fourth quarter	18.80	9.93

2005	High	Low
First quarter	$ 7.60	$ 5.16
Second quarter	7.68	5.58
Third quarter	7.40	6.51
Fourth quarter	7.35	5.65

           On December 31, 2006, the last reported sale price of our common stock on the New York Stock Exchange was $17.45 per share. As of December 31, 2006, we had 235 shareholders of record.

           On March 14, 2007, the Company’s Board of Directors declared a special dividend of $1.00 per share payable on April 12, 2007 to shareholders of record on April 2, 2007. This special dividend will be the first dividend we have paid since our initial public offering. Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we may decide to pay a special dividend in the future, but we have no present plans of doing so.

Item 6.  Selected Financial Data.

           The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. The selected statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected balance sheet data as of December 31, 2006 and 2005 are derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 31, 2004, 2003 and 2002 and the selected statement of operations data for the years ended December 31, 2003 and 2002 are derived from the audited consolidated financial statements of the Company which are not included in this report.

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
                                                                        -------------------------------------------------------------
                                                                             2006         2005        2004*        2003*       2002*
                                                                        -------------------------------------------------------------
Statement of Operations Data:
----------------------------

Net sales                                                                $2,345.2     $2,115.5     $1,928.1     $1,655.7    $1,551.9
Gross profit                                                               $342.9       $307.3       $286.5       $264.9      $266.3
Selling, general & administrative expenses                                 $281.0       $268.3       $260.1       $251.5      $256.1
Restructuring and other charges                                                 -         $4.2         $7.4         $1.7       $17.3
Income (loss) from operations                                               $61.9        $34.8        $19.0         $9.2      $(7.0)

Provision (benefit) for income taxes                                        $24.5        $21.4         $6.4         $4.4      $(0.8)
Income (loss) before cumulative effect of change in accounting
   principle, net of tax                                                    $45.1        $11.4        $10.2         $3.2      $(7.4)
Cumulative effect of change in accounting principle, net of tax                 -            -            -            -     $(51.0)
Net income (loss)                                                           $45.1        $11.4        $10.2         $3.2     $(58.4)

Per Share Amounts:
-----------------
Income (loss) before cumulative effect of change in accounting
   principle, net of tax, basic                                             $1.29         $.33         $.30         $.09      $(.21)
Cumulative effect of change in accounting principle, net of tax, basic          -            -            -            -     $(1.50)
Net income (loss), basic                                                    $1.29         $.33         $.30         $.09     $(1.71)
Income (loss) before cumulative effect of change in accounting
   principle, net of tax, diluted                                           $1.22         $.31         $.29         $.09      $(.21)
Cumulative effect of change in accounting principle, net of tax, diluted        -            -            -            -     $(1.50)
Net income (loss), diluted                                                  $1.22         $.31         $.29         $.09     $(1.71)
Weighted average common shares outstanding:
Basic                                                                        35.0         34.6         34.4         34.2        34.1
Diluted                                                                      36.9         36.5         35.5         34.9        34.1

Selected Operating Data:
-----------------------
Orders entered                                                                7.2          6.2          5.2          4.4         4.0
Number of catalogs distributed                                                 59           66           88           97         106
Number of catalog titles                                                       19           22           22           30          37

Balance Sheet Data:
------------------
Working capital                                                            $229.4       $169.8       $148.0       $144.1      $132.0
Total assets                                                               $584.1       $504.5       $483.2       $445.3      $436.6
Short-term debt                                                             $12.8        $26.8        $25.0        $20.8       $21.2
Long-term debt, excluding current portion                                     $.5         $8.0         $8.6        $18.4       $17.5
Shareholders' equity                                                       $289.5       $232.8       $222.6       $208.6      $200.6

* As previously restated – see Note 2 to the consolidated financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

           We are a direct marketer of brand name and private label products. Our operations are organized in two primary reportable segments – Technology Products and Industrial Products. Our Technology Products segment markets personal desktop computers, notebook computers and computer supplies and consumer electronics related products in North America and Europe. We assemble our own PCs and sell them under our own trademarks, which we believe gives us a competitive advantage. We also sell personal computers manufactured by other leading companies. Our Industrial Products segment markets material handling equipment, storage equipment and consumable industrial items in North America. We offer more than 100,000 products and continuously update our product offerings to address the needs of our customers, which include large, mid-sized and small businesses, educational and government entities as well as individual consumers. We reach customers by multiple channels, utilizing relationship marketers, e-commerce web sites, mailed catalogues and retail outlet stores. We also participate in the emerging market for on-demand, web-based software applications through the marketing of our PCS ProfitCenter Software™ suite of hosted software, which we began during 2004, and in which we have not yet recognized significant revenues and have incurred considerable losses to date. Technology Products related products account for 92% of our net sales, and, as a result, we are dependent on the general demand for information technology products and consumer electronics.

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

           The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, and employee benefits. We have made substantial reductions in our workforce and closed or consolidated several facilities over the past several years. In response to poor economic conditions in the United States, we implemented a plan in the first quarter of 2004 to streamline our United States computer business. This plan consolidated duplicative back office and warehouse operations, which resulted in annual savings of approximately $8 million excluding severance and other restructuring costs of approximately $3 million, which were recognized in fiscal 2004. With evidence of a prolonged economic downturn in Europe, we took measures to align our cost structure with expected potentially lower revenues and decreasing gross margins, initiating several cost reduction plans there during 2004 and 2005. Actions taken in 2005 to increase efficiency and profitability in our European operations resulted in the elimination of approximately 240 positions, and resulted in approximately $6.0 million in annual savings excluding severance and restructuring costs of approximately $3.7 million, which were recognized in fiscal 2005. Our restructuring actions and other cost savings measures implemented over the last several years resulted in reducing our consolidated selling, general and administrative expenses from 16.5% of net sales in 2002 to 12.0% of net sales in 2006. We will continue to monitor our costs and evaluate the need for additional actions.

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

Long-lived Assets.   Management exercises judgment in evaluating our long-lived assets for impairment. We believe we will generate sufficient undiscounted cash flow to more than recover the investments made in property, plant and equipment. Our estimates of future cash flows involve assumptions concerning future operating performance and economic conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

Accruals.   Management exercises judgment in estimating various period end liabilities such as costs related to vendor drop shipments, sales returns and allowances, cooperative advertising and customer rebate reserves, and other vendor and employee related costs. While we believe that these estimates are reasonable, any significant deviation of actual costs as compared to these estimates could have a material impact on the Company’s financial statements.

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

Since we conduct operations in numerous US states and internationally, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax income or losses among locations with varying tax rates and rules. As the geographic mix of our pre-tax results among various tax jurisdictions changes, the effective tax rate may vary from period to period. We are also subject to periodic examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We have established, and periodically reevaluate, an estimated income tax reserve on our consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While management believes that we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved.

We recognize deferred tax assets and liabilities for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and for tax loss carry forwards. The realization of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be required, which could materially affect our consolidated financial position and results of operations.

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

Recently Adopted and Newly Issued Accounting Pronouncements

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reporting periods beginning after December 15, 2006. The Company does not expect to change its presentation of such taxes, as its sales are currently recorded net of tax.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)", which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact, if any, of this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. This pronouncement had no impact on the Company’s consolidated financial statements for the year ended December 31. 2006.

Highlights from 2006

           The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	Sales increase of 10.9% to $2.3 billion in 2006 from $2.1 billion in 2005
•	Continued growth (26.0%) in e-commerce sales to $819 million in 2006 from $650 million in 2005
•	Decrease of selling, general and administrative expense to 12.0% of net sales in 2006 from 12.7% of net sales in 2005
•	Increase in income from operations in 2006 of $27 million or 78%
•	Net Income: 45.1 million, up 295% from 2005
•	Diluted Earnings Per Share: $1.22 up 294% from 2005

Results of Operations

           We had net income of $45.1 million for the year ended December 31, 2006, $11.4 million for the year ended December 31, 2005 and $10.2 million for the year ended December 31, 2004.

The following table represents our consolidated statement of operations data expressed as a percentage of net sales for our three most recent fiscal years:

	2006	2005	2004
Net sales	100%	100.0%	100.0%
Gross profit	14.6%	14.5%	14.9%
Selling, general and administrative expenses	12.0%	12.7%	13.5%
Restructuring and other charges	–	0.2%	0.4%
Income from operations	2.6%	1.6%	1.0%
Interest expense	0.1%	0.1%	0.2%
Provision for income taxes	1.1%	1.0%	0.3%
Net income	1.9%	0.5%	0.5%

NET SALES

           Net sales were $2.35 billion for the year ended December 31, 2006, an increase of 10.9% from $2.12 billion for the year ended December 31, 2005. Net sales in 2006 included approximately $819 million of internet-related sales, an increase of $169 million, or 26%, from 2005. North American sales increased to $1.6 billion, a 12.7% increase from $1.42 billion in 2005. The increase in North American sales resulted primarily from growth in both our Technology Products and our Industrial Products segments. Sales in our Technology Products segment increased 12.8% to $1.40 billion from $1.25 billion in 2005. This increase was largely a result of our successful internet-based marketing initiatives directed primarily at our consumer customers as reflected by an increase in our internet-related sales of approximately $169 million as well as an expansion of product offerings including private label products. Although our internet-related sales are not exclusively made to consumers, we believe that a large majority of these sales are made to consumers. We continued to see strong growth in our industrial product sales in 2006. Sales of industrial products increased 12.8% to $196.9 million from $174.6 million last year, representing 12.2% of the overall increase in North American sales. European sales, stated in US dollars, increased 7.1% to $743.9 million for 2006 (representing 31.7% of worldwide sales) compared to $694.6 million (representing 32.8% of worldwide sales) in the year-ago period. Movements in foreign exchange rates negatively impacted European sales for 2006 by approximately $.4 million. Sales in our Hosted Software segment were not material in 2006.

           European economies began to recover during 2006 and we saw our sales improve in those markets as measured in local currencies. The table below reflects European sales for the three years as reported in this report at then-current exchange rates and at constant (2004) exchange rates (in millions):

	2006	2005	2004
European sales as reported	$743.9	$694.6	$695.7
European sales at 2004 exchange rates	$738.1	$688.8	$695.7

           Net sales were $2.12 billion for the year ended December 31, 2005, an increase of 9.7% from $1.93 billion for the year ended December 31, 2004. Net sales in 2005 included approximately $650 million of internet-related sales, an increase of $135 million, or 26%, from 2004. North American sales increased to $1.42 billion in 2005, a 15.3% increase from 2004‘s $1.23 billion. The increase in North American sales resulted primarily from growth in both our Technology Products and our Industrial Products segments. Sales in our Technology Products segment increased 15.3% to $1.25 billion from $1.08 billion in 2004. This increase was largely a result of our successful internet-based marketing initiatives directed primarily at our consumer customers as reflected by an increase in our internet-related sales of approximately $100 million. Although our internet-related sales are not exclusively made to consumers, we believe that a large majority of these sales are made to consumers. We continued to see strong growth in our industrial product sales in 2005. Sales of industrial products increased 15.2% to $174.6 million from $151.6 million in 2004, representing 12% of the overall increase in North American sales. European sales, stated in US dollars, decreased 0.2% to $694.6 million for 2005 (representing 32.8% of worldwide sales) compared to $695.7 million (representing 36.1% of worldwide sales) in 2004. Movements in foreign exchange rates positively impacted European sales for 2005 by approximately $5.8 million. If currency exchange rates for 2004 had prevailed in 2005, however, European sales would have decreased 1.0% from the prior year. Continued weakness in demand for information technology products from business customers in Europe and the effect of exchange rate movements on product pricing in certain European markets for products whose cost is U.S. dollar based, resulted in decreased local currency denominated sales. Sales in our Hosted Software segment were not material in 2005 and 2004.

GROSS PROFIT

           Gross profit, which consists of net sales less product cost, shipping, assembly and certain distribution center costs, was $342.9 million, or 14.6% of net sales, for the year ended December 31, 2006, compared to $307.3 million or 14.5% of net sales in 2005. In the fourth quarter of 2006 the Company’s gross margin was 12.9% compared to 14.7% in the fourth quarter of 2005. The decrease in gross margin was primarily attributable to price discounting for technology products.

           Gross profit was $307.3 million, or 14.5% of net sales, for the year ended December 31, 2005, compared to $286.5 million or 14.9% of net sales in 2004. Our gross profit ratio declined in 2005 primarily as a result of approximately $7 million of increased costs for warehouse staff and supplies related to increased activity levels from the prior year. These increased costs were partially offset by favorable changes in product mix. Improvement in our gross profit ratio in North America was partially offset by a continued decline in our gross profit ratio in Europe.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses totaled $281.0 million, or 12.0% of net sales, for the year ended December 31, 2006, $268.3 million, or 12.7% of net sales, for 2005, and $260.1 million, or 13.5% of net sales, in 2004. Selling, general and administrative expenses increased $12.7 million, or 4.7%, in 2006 from a year ago. Significant expense changes include $3.1 million of increased credit card fees, a $4.0 million increase in sales salaries related to the increased sales volume, an increase in other salaries and related costs of approximately $10.0 million due to increased staff in areas such as marketing and information technology as well as $1.8 million of salary expense related to stock compensation expense recorded as the result of the adoption of SFAS 123(R). Rent expense increased $2.3 million due to the company’s expansion. These increases were partially offset by a decrease of approximately $6.1 million of bad debt expense and a positive impact of foreign exchange of approximately $3.5 million.

           Selling, general and administrative expenses totaled $268.3 million, or 12.7% of net sales, for the year ended December 31, 2005 as compared to $260.1 million or 13.5% of net sales for 2004. Selling, general and administrative expenses increased $8.2 million, or 3.2%, in 2005 from 2004 as a result of $3.8 million of increased credit card fees related to the increased sales volume, increased legal and professional fees of $2.0 million related to the restatement of the 2004 and 2003 financial statements and $3.8 million of increased foreign exchange expenses. These increases were partially offset by increased funding of advertising expenses from vendors.

RESTRUCTURING AND OTHER CHARGES

           During the year ended December 31, 2005, we incurred $4.2 million of restructuring and other charges. These costs were primarily related to further restructuring actions undertaken in Europe during the year as a result of continuing decline in profitability. The costs were comprised primarily of staff severance expense related to the elimination of approximately 240 positions, which resulted in approximately $6.0 million in annual savings.

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

INCOME FROM OPERATIONS

           We had income from operations of $61.9 million in 2006, $34.8 million in 2005 and $19.0 million in 2004. Income from operations for the year ended December 31, 2005 included restructuring and other charges of $4.2 million. For the year ended December 31, 2004, restructuring charges of $7.4 million were included in income from operations.

          Income from operations in North America was $45.4 million for the year ended December 31, 2006, $39.4 million in 2005 and $31.4 million in 2004. Declining gross profit margin and increased selling, general and administrative expenses resulted in our implementation of the previously described restructuring activities in Europe in 2005 and 2004.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

           Interest expense was $1.7 million in 2006, $2.7 million in 2005 and $3.1 million in 2004. Interest expense decreased in 2006 as a result of decreased short-term borrowings in the United Kingdom as well as the extinguishment of mortgage debt related to our Georgia warehouse sale in the first quarter of 2006. The increased expense in 2004 resulted from increased short-term borrowings under our United Kingdom facility. Interest and other income, net was $9.5 million in 2006, $0.7 million in 2005 and $0.6 million in 2004. The increase in other income in 2006 mainly resulted from the gain on sale of the Georgia location.

INCOME TAXES

           Our income tax provisions were $24.5 million for the year ended December 31, 2006, $21.4 million for the year ended December 31, 2005 and $6.4 million for 2004. The effective rates were 35.2% in 2006, 65.2% in 2005, and 38.5% in 2004. The high effective tax rate in 2005 was a result of our establishing valuation allowances of approximately $10.2 million for deferred tax assets in the United Kingdom in 2005. The Company’s United Kingdom subsidiary had recorded historical losses and had been affected by restructuring and other charges in recent years. These losses represented evidence for management to estimate that a full valuation allowance for the net deferred tax asset was necessary in 2005. In 2006 the United Kingdom subsidiary recorded a profit and the Company’s effective tax rate benefited by approximately 3.2% or $2.3 million.. The effective rate in 2005 also was unfavorably impacted by increased state and local taxes and losses in other foreign jurisdictions for which no tax benefit has been recognized. These increases were partially offset by an income tax benefit of $2.7 million we recorded in the fourth quarter of 2005 resulting from a favorable decision we received for a petition submitted in connection with audit assessments made in 2002 and 2004 in a foreign jurisdiction. The tax rate in 2004 was higher than the United States statutory rate of 35% primarily due to losses in foreign jurisdictions for which we recognized no tax benefit and losses in a foreign jurisdiction where the benefit rate is lower than the rate in the United States.

           For the years ended December 31, 2006, 2005 and 2004, we have not recognized certain foreign tax credits, certain state deferred tax assets in the United States and certain benefits on losses in foreign tax jurisdictions due to our inability to carry such credits and losses back to prior years and our determination that it was more likely than not that we would not generate sufficient future taxable income to realize these assets. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those items. If we are able to realize all or part of these deferred tax assets in future periods, it will reduce our provision for income taxes by a release of the corresponding valuation allowance.

NET INCOME

           Net income was $45.1 million, or $1.29 per basic share and $1.22 per diluted share, for the year ended December 31, 2006, $11.4 million, or $.33 per basic share and $.31 per diluted share, for the year ended December 31, 2005 and $10.2 million, or $.30 per basic share and $.29 per diluted share, for the year ended December 31, 2004.

Seasonality

           Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The following table sets forth the net sales, gross profit and income from operations for each of the quarters since January 1, 2004 (amounts in millions).

                                       March 31       June 30      September 30     December 31
                                       --------       -------      ------------     -----------
     2006
     ----
     Net sales                           $575           $547           $575            $648
     Percentage of year's net sales     24.5%          23.3%          24.5%           27.6%
     Gross profit                         $90            $77            $92             $83
     Income from Operations               $21            $11            $19             $11

     2005
     ----
     Net sales                           $538           $506           $489            $583
     Percentage of year's net sales     25.4%          23.9%          23.1%           27.6%
     Gross profit                         $80            $71            $70             $86
     Income from operations                $5             $3             $8             $18

     2004
     ----
     Net sales                           $485           $433           $458            $552
     Percentage of year's net sales     25.1%          22.5%          23.8%           28.6%
     Gross profit                         $76            $68            $71             $71
     Income from operations                $7             $2             $4              $6

Financial Condition, Liquidity and Capital Resources

           Our primary liquidity needs are to support working capital requirements in our business, to fund capital expenditures and minimal acquisitions and fund the special dividend declared by our Board in March 2007. We rely principally upon operating cash flow and borrowings under our credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our working capital requirements, projected capital expenditures and interest and debt repayments in the foreseeable future.

           Our working capital was $229.4 million at December 31, 2006, an increase of $59.6 million from $169.8 million at the end of 2005. This was the result of a $23.7 million increase in cash, a $14.0 million increase in accounts receivable, a $41.0 million increase in inventories, a $11.0 million increase in prepaid expenses and other current assets and a decrease in short term borrowings of $14.0 million offset by a $29.8 million increase in accounts payable, and a $12.8 million increase in accrued expense and other current liabilities, and a $1.5 million decrease in deferred tax assets. The $41.0 million increase in our inventories was principally in our domestic US locations. Inventory turnover increased slightly from 9.3 to 10 times in 2006. The increase in accounts receivable occurred in Europe, resulting from our increased sales. This also increased our days of sales outstanding from 22 in 2005 to 23 in 2006.We expect that future accounts receivable and inventory balances will fluctuate with the mix of our net sales between consumer and business customers, as well as geographic regions.

           We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2006, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

           Net cash provided by operating activities was $34.3 million for the year ended December 31, 2006, $27.3 million for the year ended December 31, 2005 and $12.8 million for the year ended December 31,2004. The increase in cash provided by operating activities in 2006 of $7.0 million as compared to 2005 resulted from a $14.1 million increase in net income adjusted by other non-cash items, such as depreciation expense, and a decrease of $7.1 million in cash used for changes in our working capital accounts. The $14.6 million increase in cash provided by operating activities in 2005 as compared to 2004 resulted from an increase in cash provided by net income adjusted by other non-cash items, such as depreciation expense, and a decrease in cash used for changes in our working capital accounts. Cash provided by net income and other non-cash items was $37.6 million in 2005, an increase of $10.4 million, compared to $27.2 million in 2004, and was primarily attributable to the $8.6 million increase in the provision for deferred income taxes. The cash used for changes in our working capital accounts was $10.2 million in 2005 compared to $14.5 million in 2004.

           Net cash of $12.2 million was provided by investing activities for the year ended December 31, 2006. Proceeds from disposals of property and equipment was $18.9 million primarily the result of the sale of our distribution facility in Suwanee, Georgia. We used cash of $6.7 million during 2006, $5.8 million during 2005 and $8.3 million during 2004 in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in both 2006, 2005 and 2004 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of additional retail outlet stores in North America.

           Net cash of $22.1 million was used in financing activities for the year ended December 31, 2006. Repayment of short and long-term borrowings used approximately $24.7 million of cash and proceeds from stock option exercises and excess tax benefits from stock option exercises provided approximately $2.6 million of cash. Net cash of $4.7 million was provided by financing activities in 2005, primarily as a result of an increase in our short-term borrowings in Europe. Net cash of $6.8 million was used in financing activities in 2004, primarily for the repayment of short and long-term borrowings.

           We amended our $70 million secured United States revolving credit agreement in October 2005 to increase the amount available to $120 million (which may be increased by up to an additional $30 million, subject to certain conditions), increase the number of lenders participating and to provide for borrowings by both our United States and United Kingdom businesses. The upgraded facility expires in October 2010. Borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and 40% of qualified inventories and are secured by accounts receivable, inventories and certain other assets. The undrawn availability under the facility may not be less than $15 million until the last day of any month in which the availability net of outstanding borrowings is at least $70 million. The revolving credit agreement requires that we maintain a minimum level of availability. If such availability is not maintained, we will then be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of December 31, 2006, except for the required timely submission of certain financial statements, for which we have obtained a waiver. As of December 31, 2006, eligible collateral under the facility was $104.1 million, there were outstanding advances of $9.3 million (all in the United Kingdom), outstanding letters of credit of $11.0 million and total availability of $83.8 million.

           In connection with the amendment to our revolving credit agreement in October 2005, we terminated our £15 million multi-currency credit facility with a financial institution in the United Kingdom, which was available to our United Kingdom subsidiaries. We also paid off the remaining £4.7 million balance on our United Kingdom term loan, which we had entered into in 2002 to finance the construction of our United Kingdom headquarters.

           Our Netherlands subsidiary has a €5 million ($6.6 million at the December 31, 2006 exchange rate, which exchange rate applies to all other Euro denominated amounts below) credit facility. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2006 there were €2.2 million ($3.0 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in August 2007.

           In April 2002, we entered into a ten year, $8.4 million mortgage loan on our Suwanee, Georgia distribution facility. The mortgage had monthly principal and interest payments of $62,000 payable through May 2012, with a final additional principal payment of $6.4 million at maturity in May 2012. The mortgage loan bore interest at 7.04% and was collateralized by the underlying land and building. During the first quarter of fiscal 2006, we sold this facility and repaid the remaining balance on the loan. The facility was replaced by a larger, leased distribution center in a nearby area.

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

           Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations at December 31, 2006 (in thousands):

                                                                                               After
                                         2007       2008       2009       2010       2011       2011
                                         ----       ----       ----       ----       -----     -----
  Contractual Obligations:
  Payments on capital lease
      obligations                        $573       $402        $81        $11        $10

  Payments on non-cancelable
      operating leases, net of
      subleases                        10,255     10,033      9,568      7,358      6,170    $51,719

  Dividends payable                    35,800
                                       ------
  Purchase and other obligations        3,936      1,733      1,191      1,169        900      2,836
                                        -----      -----      -----      -----        ---      -----
  Total contractual obligations       $50,564    $12,168    $10,840     $8,538     $7,080    $54,555
                                      =======    =======    =======     ======     ======    =======

           Our purchase and other obligations consist primarily of certain employment agreements and service agreements.

           In addition to the contractual obligations noted above, we had $11.0 million of standby letters of credit outstanding as of December 31, 2006.

           Our operating results have generated cash flow which, together with borrowings under our debt agreements, has provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. Our primary ongoing cash requirements will be to finance working capital, provide payment of the special shareholder dividend of approximately $35 million declared in the first quarter of 2007, fund the payment of principal and interest on indebtedness, fund capital expenditures, fund minimal acquisitions and fund any future special shareholder dividends that may be declared. We believe future cash flows from operations and availability of borrowings under our lines of credit will be sufficient to fund ongoing cash requirements for at least the next twelve months.

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

           The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Sales would have fluctuated by approximately $80 million and income from operations would have fluctuated by approximately $1.4 million if average foreign exchange rates changed by 10% in 2006. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2006 we had no outstanding forward exchange contracts.

           Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities. As of December 31, 2006, the balance outstanding on our variable rate debt was approximately $12.3 million. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

           As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As part of this evaluation we identified certain significant deficiencies in our internal controls over financial reporting as of December 31, 2006. These significant deficiencies are:

•	The Company has internal control deficiencies in its information technology area including the lack of adequate general controls. The Company lacks program change and project management controls, has inadequate segregation of duties between information technology department development and production functions, needs formal information technology strategic planning, need formal documentation of information security procedures, needs security around user rights to certain application systems and needs to implement formal help desk procedures.
•	The Company has disparate operating and financial information systems at certain of the Company’s locations that have inherent limitations resulting in a control environment heavily reliant upon manual review procedures and adjustments. These deficiencies include inadequate or lack of systems interfaces and the preparation of numerous manual journal entries. In addition, there are additional adjustments entered into the general ledger from subsidiaries after submission by the subsidiary.
•	The Company has not developed adequate estimation processes to appropriately calculate fairly stated vendor drop shipments, sales returns and allowances, cooperative advertising and customer rebate reserves, and other vendor and employee related costs.
•	The Company has a manual process for estimating certain amounts for inventory in transit. There is inadequate review of the manual process to determine if the amounts are complete and properly valued.
•	The Company needs to increase headcount of adequately trained financial personnel to assist in executing timely financial closings, addressing non-routine accounting issues that arise in the normal course of business and ensure timely and accurate preparation of interim and annual financial statements.

           Although these significant deficiencies do not, in our judgment, rise to the level of a material weakness in internal controls over financial reporting, the Chief Executive Officer and the Chief Financial Officer have concluded, based on our evaluation as of December 31, 2006, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act

For the year ended December 31, 2006, we were not subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we were not an accelerated filer as defined by the SEC. For the year ended December 31, 2007, we will be subject to the requirements of Section 404 that management provide an assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s independent registered public accounting firm will be required to audit that assessment.

We are working to achieve compliance with the requirements of Section 404. We will be dedicating substantial time and resources to documentation and review of our procedures in 2007. We may also need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure, the number of accounting systems in use and the lack of qualified personnel to devote to the process. In addition to the weaknesses reported as of December 31, 2006 discussed under the caption “Disclosure Controls and Procedures,” we have identified numerous other internal control deficiencies that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated.

We have a significant amount of work to do to remediate the items we have identified. In the course of completing our evaluation and testing we may identify further deficiencies and weaknesses that will need to be addressed and will require remediation. We may not be able to correct all such internal control deficiencies in a timely manner and may find that a material weakness or weaknesses exist. As a result, management may not be able to issue an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Item 9B.  Other Information.

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference from the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders which we anticipate filing April 30, 2007 (the “Proxy Statement”).

Item 11. Executive Compensation.

           The information required by Item 11 of Part III is hereby incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

           The information required by item 12 of Part III is hereby incorporated by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

           The information required by Item 10 of Part III is hereby incorporated by reference from the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

           The information required by Item 14 of Part III is hereby incorporated by reference from the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The Consolidated Financial Statements of Systemax Inc.	Reference

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm	36
Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	38
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 (as previously restated)	39
Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2006, 2005 (as previously restated)	40
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (as previously restated)	41
Notes to Consolidated Financial Statements	42

2.    Financial Statement Schedules:

The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

Schedule II - Valuation and Qualifying Accounts                                                                                60

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.    Exhibits.

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Registrant, as amended (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001)

3.2	By-laws of Registrant (incorporated by reference to the Company's registration statement on Form S-1) (Registration No. 33-92052)

4.1	Stockholders Agreement (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1995)

10.1	Form of 1995 Long-Term Stock Incentive Plan* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)

10.2	Form of 1999 Long-Term Stock Incentive Plan as amended* (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2003)

10.3	Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.4	Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility)(incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998)

10.5	Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility)(incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1997)

10.6	Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago (Trustee for the original landlord) and Walsh, Higgins & Company (Contractor) (“Naperville Illinois Facility Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.7	Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998)

10.8	Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto(incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.9	Form of 1995 Stock Plan for Non-Employee Directors* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)

10.10	Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1997. See exhibit 10.19 for Amendment.)

10.11	Employment Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004)

10.12	Restricted Stock Unit Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004)

10.13	Amended and Restated Credit Agreement, dated as of October 27, 2005, between JP Morgan Chase Bank, N.A. and affiliates, General Electric Capital Corporation, and GMAC Commercial Finance LLC (as Lenders) with the Company and certain subsidiaries of the Company (as Borrowers) (the “Amended and Restated JP Morgan Chase Loan Agreement”) (incorporated by reference to the Company’s report on Form 8-K dated October 27, 2005)

10.14	Amendment No. 1, dated as of December 19, 2005, to the Amended and Restated JP Morgan Chase Loan Agreement* (incorporated by reference to the Company's annual report on Form 10K for the year ended December 31, 2005)

10.15	Lease agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) *(incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 2005)

10.16	First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) * (incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 2005)

10.17	First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord) *(incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 2005)

10.18	Agreement of Purchase and Sale, dated December 9, 2005, between the Company (as Seller) and Hewlett Packard Company (as Buyer) (Suwanee, Georgia facility) * (incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 2005)

10.19	Amendment No. 1 dated January 17, 2007, to Employment Agreement dated as December 12, 1997 between the Company and Stephen M. Goldschein* (filed herewith)

10.20	Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold.* (filed herewith)

10.21	Form of 2006 Stock Incentive Plan for Non-Employee Directors* (filed herewith).

10.22	Form of 2005 Employee Stock Purchase Plan* (filed herewith).

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of March 30, 2005) (incorporated by reference to the Company’s report on Form 8-K dated March 30, 2005)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of experts and counsel: Consent of Independent Registered Public Accountants (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Charter of the Audit Committee of the Company’s Board of Directors, as revised August 29, 2006 (incorporated by reference to the Company’s report on Form 8-K dated August 29, 2006)

99.2	Charter of the Compensation Committee of the Company’s Board of Directors, as revised August 29, 2006 (incorporated by reference to the Company’s report on Form 8-K dated August 29, 2006)

99.3	Charter of the Nominating/Corporate Governance Committee of the Company’s Board of Directors, as revised August 29, 2006 (incorporated by reference to the Company’s report on Form 8-K dated August 29, 2006)

* Management contract or compensatory plan or arrangement

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC. By: /s/ RICHARD LEEDS Richard Leeds Chairman and Chief Executive Officer Date: March 30, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	March 30, 2007
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman	March 30, 2007
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman	March 30, 2007
Robert Leeds

/s/ LAWRENCE P. REINHOLD	Executive Vice President and Chief Financial Officer	March 30, 2007
Lawrence P. Reinhold

/s/ THOMAS AXMACHER	Vice President and Controller	March 30, 2007
Thomas Axmacher	(Principal Accounting Officer)

/s/ GILBERT FIORENTINO	Director	March 30, 2007
Gilbert Fiorentino

/s/ ROBERT D. ROSENTHAL	Director	March 30, 2007
Robert D. Rosenthal

/s/ STACY DICK	Director	March 30, 2007
Stacy Dick

/s/ ANN R. LEVEN	Director	March 30, 2007
Ann R. Leven

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Systemax Inc.:

We have audited the accompanying consolidated balance sheets of Systemax Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the two years in the period ended December 31, 2006. Our audit also included the 2006 and 2005 financial statement schedules listed in the accompanying index in Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2006 and 2005 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

ERNST & YOUNG LLP

New York, New York
March 27, 2007

REPORT OF DELOITTE & TOUCHE, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Systemax Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Systemax Inc. and subsidiaries (the "Company") for the year ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 for the period ended December 31, 2004.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Systemax Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements had been restated.

DELOITTE & TOUCHE LLP
New York, New York
April 13, 2005 (November 17, 2005 as to the effects of the restatement discussed in Note 2)

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(IN THOUSANDS, except for share data)

                                                                                               2006         2005
                                                                                               ----         ----
         ASSETS:
            Current assets:
               Cash and cash equivalents                                                      $86,964      $63,291
               Accounts receivable, net of allowances of $11,370 (2006) and $12,508 (2005)    164,615      150,635
               Inventories, net                                                               233,136      192,102
               Prepaid expenses and other current assets                                       26,919       15,877
              Deferred income tax assets, net                                                   7,727        9,227
                                                                                             --------      -------
                    Total current assets                                                      519,361      431,132

            Property, plant and equipment, net                                                 48,586       57,259
            Deferred income tax assets, net                                                    14,041       14,100
            Other assets                                                                        2,173        2,053
                                                                                             --------      -------

                         Total assets                                                        $584,161     $504,544
                                                                                             ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY:
            Current liabilities:
               Short-term borrowings, including current portions of long-term debt            $12,788      $26,773
                Accounts payable                                                              201,486      171,667
                Accrued expenses and other current liabilities                                 75,688       62,888
                                                                                             --------      -------
                   Total current liabilities                                                  289,962      261,328
                                                                                             --------      -------

            Long-term debt                                                                        483        8,028
            Other liabilities                                                                   4,226        2,346

            Commitments and contingencies

            Shareholders' equity:
                 Preferred stock, par value $.01 per share, authorized 25 million shares, issued none
                 Common stock, par value $.01 per share, authorized 150 million shares, issued 38,331,990 shares; outstanding 35,341,377 (2006) issued 38,231,990
                shares; outstanding 34,761,174 (2005) shares                                      383          382
                 Additional paid-in capital                                                   172,983      177,574
                 Accumulated other comprehensive income, net of tax                             7,181          893
                 Retained earnings                                                            144,074       98,927
                 Common stock in treasury at cost - 2,990,613 (2006) and 3,470,816 (2005)     (35,131)
                shares                                                                                     (40,772)
                 Unearned restricted stock compensation                                                     (4,162)
                                                                                             --------      -------
                                 Total shareholders' equity                                   289,490      232,842
                                                                                             --------      -------

                         Total liabilities and shareholders' equity                          $584,161     $504,544
                                                                                             ========      =======

                See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004
(IN THOUSANDS, except per common share amounts)

                                                                               2006              2005            2004*
                                                                               ----              ----            ----
Net sales                                                                $2,345,165        $2,115,518       $1,928,147
Cost of sales                                                             2,002,246         1,808,231        1,641,681
                                                                  ------------------ -----------------   --------------
Gross profit                                                                342,919           307,287          286,466
Selling, general and administrative expenses                                281,015           268,327          260,111
Restructuring and other charges                                                   -             4,151            7,356
                                                                  ------------------ -----------------   --------------
Income from operations                                                       61,904            34,809           18,999
Interest and other income, net                                              (9,475)             (735)            (630)
Interest expense                                                              1,684             2,670            3,073
                                                                  ------------------ -----------------   --------------
Income before income taxes                                                   69,695            32,874           16,556
Provision for income taxes                                                   24,548            21,433            6,368
                                                                  ------------------ -----------------   --------------
Net income                                                                  $45,147           $11,441          $10,188
                                                                  ================== =================   ==============

Net income per common share, basic:                                           $1.29              $.33             $.30
Net income per common share, diluted:                                         $1.22              $.31             $.29

Weighted average common and common equivalent shares:
   Basic                                                                     34,960            34,646           34,373
   Diluted                                                                   36,881            36,488           35,489

* As previously restated – see Note 2.

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(IN THOUSANDS)

                          Common                                          Accumulated
                          Number                                             Other                      Unearned
                         of Shares              Additional               Comprehensive     Treasury    Restricted
                           Out-       Stock       Paid-in     Retained   Income (Loss),     Stock,        Stock     Comprehensive
                         Standing     Amount      Capital     Earnings     Net of Tax      At Cost     Compensation Income (Loss)
                        ------------ ---------- ------------ ----------- --------------- ------------- ------------ --------------

Balances, January
  1, 2004*                $34,288       $382     $175,343     $77,298        $1,933       $(46,330)      $-             $-
                         --------       ----     --------     -------        ------       ---------      --------      ------
Change in cumulative
  translation
  adjustment                                                                  1,987                                     1,987
Exercise of stock
  options                     145                    (631)                                   1,700
Tax benefit of employee
    stock plans                                       188
Grant of restricted
    stock units                                     5,740                                                  (5,740)
Amortization of unearned
    restricted stock
    compensation                                                                                              574
Net income*                                                    10,188                                                  10,188
                         --------       ----     --------     -------        ------       ---------      --------      ------
Total comprehensive
    income*                                                                                                            12,175
Balances, December 31,
    2004*                  34,433        382      180,640      87,486         3,920        (44,630)        (5,166)
Change in cumulative
    translation                                                              (3,027)                                   (3,027)
    adjustment
Exercise of stock options     328                  (3,078)                                   3,858
Tax benefit of employee
    stock plans                                        12
Amortization of unearned
    restricted stock
    compensation                                                                                            1,004
Net income                                                     11,441                                                  11,441
                         --------       ----     --------     -------        ------       ---------      --------      ------
Total comprehensive
    income                                                                                                             $8,414
Balances, December 31,
    2005                   34,761        382      177,574      98,927           893        (40,772)        (4,162)
Reversal of unamortized
  unearned restricted
  stock compensation
   - Note 2                                        (4,162)                                                  4,162
Stock-based compensation
  expense                                           2,330
Issuance of restricted        100          1
  stock
Exercise of stock options     480                  (4,039)                                   5,641
Income tax benefit on
  stock-based
  compensation                                      1,280
Change in cumulative
  translation adjustment
                                                                              6,288                                     6,288

Net income                                                     45,147                                                  45,147
                         --------       ----     --------     -------        ------       ---------      --------      ------
Total comprehensive
    income                                                                                                            $51,435
                                                                                                                      --------
Balances, December 31,
2006                       35,341       $383     $172,983    $144,074        $7,181       ($35,131)        $-
                         ========       ====     ========     =======        ======       =========      ========

* As previously restated - see Note 2.

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(IN THOUSANDS)

                                                                                  2006           2005           2004*
                                                                                  ----           ----           ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                  $45,147        $11,441         $10,188
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization, net                                        8,185          9,994          11,314
       (Gain) loss on dispositions and abandonment                             (7,721)          1,279           1,444
       Provision (benefit) for deferred income taxes                             2,254          6,228         (2,377)
       Provision for returns and doubtful accounts                               1,503          7,620           5,079
       Compensation expense related to equity compensation plans                 2,330          1,004           1,374
       Tax benefit of employee stock plans                                           -             12             188
   Changes in operating assets and liabilities:
       Accounts receivable                                                     (3,917)       (31,722)         (1,982)
       Inventories                                                            (36,216)        (3,457)        (40,872)
       Prepaid expenses and other current assets                              (10,060)          3,989           5,300
       Income taxes payable/receivable                                         (4,234)            527           6,335
       Accounts payable, accrued expenses and other current liabilities         37,055         20,430          16,767
                                                                          ------------   ------------    ------------
           Net cash provided by operating activities                            34,326         27,345          12,758
                                                                          ------------   ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Investments in property, plant and equipment                                (6,701)        (5,896)         (8,583)
   Proceeds from disposals of property, plant and equipment                     18,938            103             247
                                                                          ------------   ------------    ------------
           Net cash provided by (used in) investing activities                  12,237        (5,793)         (8,336)
                                                                          ------------   ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   (Repayments) proceeds of borrowings from banks                             (16,473)         13,889         (5,254)
   Repayments of long-term debt and capital lease obligations                  (8,305)        (9,978)         (1,768)
   Proceeds from issuance of common stock                                        1,602            780             269
   Excess tax benefit from exercises of stock options                            1,030              -               -
                                                                          ------------   ------------    ------------
                  Net cash provided by (used in) financing activities          (22,146)         4,691          (6,753)
                                                                          ------------   ------------    ------------

EFFECTS OF EXCHANGE RATES ON CASH                                                (744)            791           (114)
                                                                          ------------   -------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            23,673         27,034         (2,445)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                   63,291         36,257          38,702
                                                                          ------------   ------------    ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                        $86,964        $63,291         $36,257
                                                                          ============   ============    ============

Supplemental disclosures:
       Interest paid                                                            $1,861         $2,498          $3,385
       Income taxes paid                                                       $26,465        $15,522          $4,676
Supplemental disclosures of non-cash investing and financing activities:
       Acquisitions of equipment through capital leases                           $776              -               -
       Deferred stock-based compensation related to restricted unit stock            -
       granted                                                                                      -          $5,740

* As previously restated – see Note 2.

See notes to consolidated financial statements

SYSTEMAX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Systemax”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balance sheet amounts have been reclassified to conform to current year presentation.

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

Fiscal Year — The Company’s fiscal year ends on December 31. The Company’s North American computer business follows a fiscal year that ends on the last Saturday of the calendar year. Normally each fiscal year consists of 52 weeks, but every five or six years, their fiscal year consists of 53 weeks, which was the case in 2005. The sales recorded in the additional week of 2005 represented less than one percent of the year’s sales. Fiscal years 2006 and 2004 consisted of 52 weeks for this business.

Foreign Currency Translation — The financial statements of the Company’s foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for assets and liabilities, average exchange rates for the statement of operations items and historical rates for equity accounts. The translation differences are recorded as a separate component of shareholders’ equity.

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

Accruals- Management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. These estimates are based upon various factors such as the number of units sold, historical and anticipated results and data received from third party vendors. Actual results could differ from these estimates. Our most significant estimates include those related to the costs of vendor drop shipments, sales returns and allowances, cooperative advertising and customer rebate reserves, and other vendor and employee related costs.

Product Warranties – Provisions for estimated future expenses relating to product warranties for the Company’s assembled PCs are recorded as cost of sales when revenue is recognized. Liability estimates are determined based on management judgment considering such factors as the number of units sold, historical and anticipated rates of warranty claims and the likely current cost of corrective action. The changes in accrue product warranties were as follows:

                                          Years ended December 31,
                                         2006       2005     2004
                                         ----       ----     ----
       Balance, beginning of year      $1,316     $2,011    $2,642
       Charged to expense               1,556         21       168
       Deductions                      (1,811)      (716)     (799)
                                       ------    -------    ------
       Balance, end of year            $1,061     $1,316    $2,011
Income Taxes — Deferred tax assets and liabilities are recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and for tax loss carry forwards. The realization of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

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

Net advertising expenses of $21.4 million in 2006, $39.4 million in 2005 and $43.8 million in 2004 are included in the accompanying Consolidated Statements of Operations. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $39.6 million for the year ended December 31, 2006, $39.1 million for the year ended December 31, 2005 and $34.1 million for the year ended December 31, 2004.

Prepaid expenses at December 31, 2006 and 2005 include deferred advertising costs of $3.5 million and $5.0 million, respectively, which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Software Development Costs – Software development costs are expensed as incurred unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria. No costs were deferred during 2006, 2005 or 2004 because either no projects met the criteria for deferral or, if met, the period between achieving technological feasibility and the general availability of the product was short, rendering the associated costs immaterial.

Derivative Financial Instruments – In accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all of the Company’s derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. The Company had no derivative instruments as of December 31, 2006 and 2005.

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments may be used to manage exposures related to changes in foreign currency exchange rates and interest rate risk on variable rate indebtedness.

Net Income Per Common Share – Net income per common share-basic is calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share-diluted is calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive securities outstanding during the respective periods, where the effect is anti-dilutive. The dilutive effect of outstanding options issued by the Company is reflected in net income per share — diluted using the treasury stock method.

Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. Equivalent common shares of 989,000 in 2006, 842,000 in 2005 and 1,116,000 in 2004 were included for the diluted calculation. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 36,000 in 2006, 503,000 in 2005 and 587,000 in 2004 due to their antidilutive effect.

Comprehensive Income — Comprehensive income consists of net income and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders’ Equity. Comprehensive income was $51,435,000 in 2006, $8,414,000 in 2005 and $12,175,000 in 2004.

Adoption of New Accounting Standard — Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

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

In periods prior to 2006, the Company followed the accounting provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” for stock-based compensation and provided the pro forma disclosures required under SFAS 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” No stock-based employee compensation was reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying stock on the date of grant (See Note 8).

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reporting periods beginning after December 15, 2006. The Company does not expect to change its presentation of such taxes, as its sales are currently recorded net of tax.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)", which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact, if any, of this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. This pronouncement had no impact on the Company’s consolidated financial statements for the year ended December 31. 2006.

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

The restated results also include changes resulting from a correction in the application of the Company’s revenue recognition policy. The Company determined during its internal review of 2004 results that a change in its revenue recognition policy for sales of product was required in order to comply with Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104), as interpreted by the SEC Staff. Based on the Company’s practices with respect to its terms of shipment, revenue that had been recognized at time of shipment based upon FOB shipping point terms should have been recognized at time of receipt by customers, when title and risk of loss both transferred. The effect of this change resulted in a restatement of the results of operations for the years ended December 31, 2004.

As a result, the accompanying financial statements for the year ended December 31, 2004 have been restated from the amounts previously reported to properly reflect these items. These restated financial statements were filed with the SEC in November 2005. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

     Years ended December 31:                                                        2004
                                                                                     ----

                                                                        As previously
                                                                        -------------
                                                                             reported              As restated
                                                                             --------              -----------
     Net sales                                                              $1,927,835              $1,928,147
     Cost of sales                                                           1,637,452               1,641,681
     Gross profit                                                              290,383                 286,466
     Income from operations                                                     22,916                  18,999
     Income before income taxes                                                 20,473                  16,556
     Provision for income taxes                                                  7,923                   6,368
     Net income                                                                 12,550                  10,188

     Net income per common share, basic:                                          $.37                    $.30
     Net income per common share, diluted:                                        $.35                    $.29
     The Company also previously restated its segment disclosures for the year ended
     December 31, 2004 - see Note 12.
3.	PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consists of the following (in thousands):

                                                                                      2006              2005
                                                                                      ----              ----
     Land and buildings                                                            $33,525           $42,585
     Furniture and  fixtures,  office,  computer and other  equipment and           77,478            71,719
     software
     Leasehold improvements                                                         12,762            11,328
                                                                                   123,765           125,632
     Less accumulated depreciation and amortization                                 75,179            68,373
                                                                                    ------            ------
     Property, plant and equipment, net                                            $48,586           $57,259
                                                                                   =======           =======

     Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

                                                                                      2006              2005
                                                                                      ----              ----
     Furniture and fixtures, office, computer and other equipment                   $2,358            $1,582
     Less: Accumulated amortization                                                  1,270               754
                                                                                     -----               ---
                                                                                    $1,088             $ 828
                                                                                    ------             -----
4.	RELATED PARTY TRANSACTIONS

The Company leased its headquarters office/warehouse facility from affiliates during the years ended December 31, 2006, December 31, 2005 and December 31, 2004 (see Note 11). Rent expense under the lease aggregated $612,000 in each of those years. The Company believes that these payments were no higher than would be paid to an unrelated lessor for comparable space.

5.	CREDIT FACILITIES

In October 2005, the Company amended and restated its $70,000,000 revolving credit agreement with a group of financial institutions to increase the amount available to $120,000,000 (which may be increased by up to $30 million, subject to certain conditions) and to provide for borrowings by the Company’s United States and United Kingdom subsidiaries. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, the Company’s United Kingdom headquarters building and the Company’s shares of stock in its domestic and United Kingdom subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on October 26, 2010. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company’s option, at the agent bank’s base rate (at December 31, 2006) plus 0.25% or the bank’s daily LIBOR rate (at December 31, 2006) plus 1.25% to 2.25%. The undrawn availability under the facility may not be less than $15 million until the last day of any month in which the availability net of outstanding borrowings is at least $70 million. The facility also calls for a commitment fee payable quarterly in arrears of 0.375% of the average daily unused portions of the facility. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of December 31, 2006, except for the required timely submission of certain financial statements, for which we have obtained a waiver. The Company was not in compliance with the financial reporting requirement regarding timely submission of the Company’s forecasted financial statements under the agreement for periods subsequent to December 31, 2006 for which the lenders have approved a waiver. As of December 31, 2006, eligible collateral under the agreement was $104.1 million and total availability was $83.8 million. There were outstanding advances of $9.3 million (all in the United Kingdom) and outstanding letters of credit of $11 million.

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

The Company’s Netherlands subsidiary maintains a €5 million ($6.6 million at the December 31, 2006 exchange rate) credit facility with a local financial institution. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2006 there were €2.2 million ($3.0 million) of borrowings outstanding under the line with interest payable at a rate of 5%. At December 31, 2005 there were €3.8 million ($4.4 million) of borrowings outstanding under this line with interest payable at a rate of 5.0%. At December 31, 2004 there were €3.5 million ($4.8 million at the December 31, 2004 exchange rate) of borrowings outstanding under this line with interest payable at a rate of 5.0%. The facility expires in August 2007.

The weighted average interest rate on short-term borrowings was 7.8% in 2006, 6.4% in 2005, and 6.0% in 2004.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

                                            2006              2005
                                            ----              ----

 Payroll and employee benefits           $17,151           $13,262
 Income taxes payable                      2,327             6,819
 Other                                    56,210            42,807
                                          ------            ------
                                         $75,688           $62,888
                                         =======           =======
7.	LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                 2006              2005
                                                 ----              ----

  Mortgage note payable (a)                        --           $ 7,803
  Term loan payable                                --                --
  Capitalized equipment lease obligations       1,031               799
                                                -----               ---
                                                1,031             8,602
  Less: current portion                           548               574
                                                  ---               ---
                                                 $483           $ 8,028
                                                 ====           =======
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

The aggregate maturities of long-term debt outstanding at December 31, 2006 are as follows (in thousands):

                            2007         2008         2009         2010         2011
                            ----         ----         ----         ----         ----
           Maturities       $548         $385          $78          $10          $10
8.	STOCK-BASED COMPENSATION PLANS

The Company currently has four equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan — This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 1,102,955 options were outstanding under this plan as of December 31, 2006. The 1995 Stock Option Plan for Non-Employee Directors — This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 39,000 options were outstanding under this plan as of December 31, 2006.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) — This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. A maximum of 5.0 million shares may be granted under this plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. No award shall be granted under this plan after December 31, 2009. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,472,121 options and 900,000 restricted stock units were outstanding under this plan as of December 31, 2006.

The 2006 Stock Incentive Plan For Non-Employee Directors – This plan, adopted by the Company’s stockholders on October 11, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 15,000 options were outstanding under this plan as of December 31, 2006.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) was $1,756,000 for the year ended December 31, 2006. The related future income tax benefits recognized were $599,000 for the year ended December 31, 2006.

Stock options

The following table presents the weighted-average fair value and the weighted-average assumptions used to estimate the fair value of options granted in 2006:

                                                                 2006
                                                                 ----
                   Fair value                                   $5.64

                   Expected annual dividend yield                  0%
                   Risk-free interest rate                      4.76%
                   Expected volatility                          78.2%
                   Expected life in years                         6.0
The following table summarizes information for the three years ended December 31, 2006 concerning outstanding and exercisable options:

                                                   2006                          2005                         2004
                                                   ----                          ----                         ----
                                             Weighted-Average               Weighted Average              Weighted Average
                                            Shares    Exercise Price      Shares  Exercise Price        Shares    Exercise Price
                                            ------    --------------      ------  --------------        ------    --------------
     Outstanding at beginning of year     2,657,419         $3.93      3,241,251    $3.96              2,821,302     $3.70
     Granted                                479,334         $8.01         75,000    $6.25                780,267     $5.38
     Exercised                             (480,203)        $3.33       (328,374)   $2.37               (144,168)    $2.28
     Cancelled                              (27,474)       $12.84       (330,458)   $6.35               (216,150)    $6.82
                                            -------                     --------                        --------
     Outstanding at end of year           2,629,076        $ 4.69      2,657,419    $3.93              3,241,251     $3.96
                                          =========                    =========                       =========

     Options exercisable at year end      1,891,426                    1,891,155                       1,756,517
     Weighted average fair value per
        option granted during the year        $4.24                        $4.21                          $1.61
We received cash from option exercises for the years ended December 31, 2006, 2005 and 2004 of $1,602,000, $779,000 and $56,000, respectively. The federal tax benefits realized for the deductions from option exercises totaled approximately $1,225,000, $238,000 and $181,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

The following table summarizes information about options outstanding at December 31, 2006:

                                                     Weighted     Weighted Average     Aggregate
                                                     --------     ----------------     ---------
                                           Number     Average        Remaining         Intrinsic
                                          -------     -------        ---------         ---------
                                      Outstanding     Exercise     Contractual Life    Value (in
                                      -----------     --------     ----------------    ---------
  Range of Exercise Prices            At 12/31/06      Price                           thousands)
  ------------------------            -----------      -----                           ---------
  $ 1.76   to  $  5.00                  1,176,935         $2.10              5.56          18,063
  $ 5.01   to  $ 15.00                  1,400,316         $6.45              7.26          15,441
  $ 15.01  to  $ 18.41                     51,825        $15.72              7.81              60
                                           ------                                             --
  $ 1.76   to  $ 18.41                  2,629,076         $4.69              6.51         $33,564
                                        =========                                         =======
The following table summarizes information about options vested and exercisable at December 31, 2006:

                                                     Weighted     Weighted Average     Aggregate
                                                     --------     ----------------     ---------
                                           Number     Average        Remaining         Intrinsic
                                          -------     -------        ---------         ---------
                                      Outstanding     Exercise     Contractual Life    Value (in
                                      -----------     --------     ----------------    ---------
  Range of Exercise Prices            At 12/31/06      Price                           thousands)
  ------------------------            -----------      -----                           ---------

  $  1.76   to  $  5.00                 1,016,935          $2.15             5.47          15,557
  $  5.01  to   $ 15.00                   847,666          $6.36             6.37           9,435
  $ 15.01  to   $ 18.41                    26,825         $16.36             5.97
                                           -----
  $  1.76  to   $ 18.41                 1,891,426          $4.24              5.88        $24,992
                                        =========                                         =======
The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2006:

                                                Weighted     Weighted Average    Aggregate
                                                --------     ----------------    ---------
                                     Number     Average         Remaining        Intrinsic
                                     ------     -------         ---------        ---------
                                 Exercisable    Exercise     Contractual Life    Value (in
                                 -----------    --------     ----------------    ---------
   Range of Exercise Prices      At 12/31/06      Price                          thousands)
   ------------------------      -----------      -----                          ---------

   $  1.76  to   $  5.00          1,176,935          $2.10        5.56             $18,063
   $  5.01  to   $ 15.00          1,383,616          $6.45        7.26              15,238
   $ 15.01  to   $ 18.41             51,825         $15.72        7.81                  60
                                     ------                                             --
   $ 1.76   to   $ 18.41          2,612,376          $4.69        6.51             $33,361
                                  =========                                        =======
The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the year December 31, 2006 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2006. This value will change based on the fair market value of the Company’s common stock.

The total intrinsic value of options exercised in 2006 was $3,501,000. Total intrinsic value for options exercised in 2005 and 2004 was $679,000 and $516,000, respectively.

The following table reflects the activity for all unvested stock options during the year ended December 31, 2006:

                                                                 Weighted Average
                                                                 ----------------
                                               For Shares     Grant-Date Fair Value
                                               ----------     ---------------------

  Unvested at January 1, 2006                     840,189           $1.84
  Granted                                         479,334           $5.64
  Vested                                        (577,875)           $2.60
  Forfeited                                       (3,998)           $2.25
                                                  ------
  Unvested at December 31, 2006                   737,650           $3.71
                                                  =======
At December 31, 2006, there was approximately $1,600,000 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years. The total fair value of stock options vested during the year ended December 31, 2006 was approximately $1,502,000. The total fair value of options vested during the years ended December 31, 2005 and 2004 was $761,000 and $334,000, respectively.

Restricted Stock and Restricted Stock Units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. The restricted stock unit award was a non-performance award which vests at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was approximately $574,000 for the year ended December 31, 2006, $1,005,000 in 2005 and $574,000 in 2004.

Under the provisions of SFAS 123(R), the balance sheet recognition of unearned compensation is no longer allowed. As of January 1, 2006, the balance of Unearned Restricted Stock Compensation was reversed into Additional Paid-in Capital on the Company’s balance sheet. As of December 31, 2006, there was unrecognized stock-based compensation of $3.6 million related to the restricted stock award, which is expected to be recognized over a weighted-average period of 6.0 years.

The impact of SFAS 123 (R) with respect to stock options for the year ended December 31, 2006 was as follows (in thousands except per share amounts):

                                                            2006
                                                            ----
      Stock based compensation expense                     $ 1,756
      Tax effect on share based compensation                  (599)
                                                           -------
      Net effect on net income                             $ 1,157
                                                           -------
      Tax effect on cash flows from financing activities   $ 1,030
                                                           -------
      Effect on net income per common share, basic            $.03
                                                              ====
      Effect on net income per common share, diluted          $.03
                                                              ====
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

                                                                        2005        2004
                                                                        ----        ----
     Net income - as reported                                        $11,441     $10,188
     Add: Stock-based employee compensation expense included in
         reported net income, net of related tax effects                 647         886
     Deduct: Stock-based employee compensation expense
         determined under fair value based method, net of
         related tax effects                                             915       1,295
                                                                         ---       -----
     Pro forma net income                                            $11,173      $9,779
                                                                     =======      ======

     Basic net income per common share:
     Net income - as reported                                           $.33       $ .30
                                                                        ====       =====
     Net income - pro forma                                             $.32       $ .28
                                                                        ====       =====

     Diluted net income per common share:
     Net income - as reported                                           $.31       $ .29
                                                                        ====       =====
     Net income - pro forma                                             $.31       $ .28
                                                                        ====       =====
The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                2005           2004
                                                                ----           ----
                  Expected dividend yield                         0%             0%
                  Risk-free interest rate                       4.5%           5.5%
                  Expected volatility                          79.0%          46.0%
                  Expected life in years                        5.20           2.36
The weighted average remaining contractual life of the stock options outstanding was 6.7 years at December 31, 2005 and 7.4 years at December 31, 2004.

9.	RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the years ended December 31, 2005, and 2004, management approved and implemented restructuring actions which included workforce reductions and facility consolidations. The following table summarizes the amounts recognized by the Company as restructuring and other charges for the periods presented (in thousands):

       Years ended December 31,                                         2005          2004
       ------------------------                                         ----          ----
       2004 United States streamlining plan                               $-        $3,743
       2003 United States warehouse consolidation plan                   122           642
       2002 United Kingdom consolidation plan                           (93)           467
       Litigation settlements (recoveries)                               300
       Other severance and exit costs                                  3,822         2,504
                                                                       -----         -----
       Total restructuring and other charges                          $4,151        $7,356
                                                                      ======        ======
2004 United States Streamlining Plan
In the first quarter of 2004, the Company implemented a plan to streamline the back office and warehousing operations in its United States computer businesses. The Company recorded $3.8 million of costs related to this plan, including $3.2 million for severance and benefits for approximately 200 terminated employees and $483,000 of non-cash costs for impairment of the carrying value of fixed assets.

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

Litigation Settlements

In May 2006, the Company entered into a stipulation of settlement with all of the plaintiffs who had filed derivative complaints in 2005 alleging misconduct in connection with the Company’s restatement of its 2004 financial results (see Note 11).

Other Severance and Exit Costs

The Company recorded restructuring costs of $3.8 million during 2005 and $2.5 million during 2004 in Europe in connection with workforce reductions and facility exit costs. In 2005, these costs were comprised of employee severance costs. In 2004, these costs were comprised of $1.8 million of employee severance costs and $0.7 million of other exit costs, primarily asset write-downs.

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the years ended December 31, 2006 and 2005 (in thousands). The balance of the restructuring reserves is included in the Consolidated Balance Sheets within accrued expenses and other current liabilities.

                                               Severance and        Other
                                              Personnel Costs     Exit Costs    Total
                                              ---------------     ----------    -----
       Balance as of January 1, 2005                 $633         $1,396       $2,029
       Charged to expense in 2005                   3,945            (93)       3,852
       Amounts utilized                            (4,325)        (1,038)      (5,363)
                                                   ------         ------       ------
       Balance at December 31, 2005                   253            265          518
                                                      ---            ---          ---
       Amounts utilized                              (253)          (176)        (429)
                                                     ----           ----         ----
       Balance at December 31, 2006                    $0            $89          $89
                                                       ==            ===          ===
10.	INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

   Years Ended December 31            2006                2005             2004
   -----------------------            ----                ----             ----
   United States                   $53,587             $38,912          $33,268
   Foreign                         $16,108              (6,038)         (16,712)
                                   -------             -------          -------
   Total                           $69,695             $32,874          $16,556
                                   =======             =======          =======
The provision (benefit) for income taxes consists of the following (in thousands):

  Years Ended December 31               2006                2005             2004
  -----------------------               ----                ----             ----
  Current:

       Federal                       $15,437             $10,499           $8,622

       State                           3,179               3,146              565

       Foreign                         3,678               1,560             (442)
                                       -----               -----             ----

       Total current                  22,294              15,205            8,745
                                      ======              ======            =====

  Deferred:

       Federal                         1,235               (265)              725

       State                             511               (490)             (899)

       Foreign                           508               6,983           (2,203)
                                         ---               -----           ------

       Total deferred                  2,254               6,228           (2,377)
                                       -----               -----           ------

  TOTAL                              $24,548             $21,433           $6,368
                                     =======             =======           ======
Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense (benefit) and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

 Years Ended December 31                                  2006        2005        2004
 -----------------------                                  ----        ----        ----
Income tax at Federal statutory rate                   $24,407     $11,506      $5,795
State and local income taxes (benefits) and
  changes in valuation allowances, net of
  federal tax benefit                                    2,577       1,311        (172)
Foreign taxes at rates different from the U.S. rate      1,199       1,703       2,375
Changes in valuation allowances for foreign
  deferred tax assets                                   (2,260)     10,194        --
Tax credits                                               (718)       (197)       (599)
Adjustment for prior year taxes                           (760)     (3,205)       (588)
Other items, net                                           103         121        (443)
                                                           ---         ---        ----
                                                       $24,548     $21,433      $6,368
                                                       =======     =======      ======
The deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                               2006            2005
                                                               ----            ----
   Current:
         Deductible assets                                   $ (876)        $(1,197)
         Accrued expenses and other liabilities               8,063           9,875
         Inventory                                            1,596           1,201
         Other                                                 (318)           (125)
         Valuation allowances                                  (738)           (527)
                                                               ----            ----
             Total current                                    7,727           9,227
                                                              -----           -----

   Non-current:
         Net operating loss and credit carryforwards         15,881          14,543
         Foreign currency translation adjustments                -            (511)
         Accelerated depreciation                             3,520           3,059
         Intangible and other assets                          8,453          10,031
         Other                                                3,328           1,757
         Valuation allowances                               (17,141)        (14,779)
                                                            -------         -------
             Total non-current                               14,041          14,100
                                                            -------         -------

   TOTAL                                                    $21,768         $23,327
                                                            =======         =======
The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $21.8 million as of December 31, 2006, since these earnings are indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire from 2006 through 2020 except for carryforwards in the United Kingdom and the Netherlands, which have no expiration. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

In the fourth quarter of 2005, the Company recorded a valuation allowance of $10.2 million related to carryforward losses and deferred tax assets in the United Kingdom. The Company’s United Kingdom subsidiary had recorded losses and has been affected by restructuring activities in recent years. These losses and the loss incurred for the year ended December 31, 2005 represented evidence for management to estimate that a full valuation allowance for the net deferred tax assets was necessary. In the fourth quarter of 2005, the Company also recorded an income tax benefit of $2.7 million as a result of a favorable decision received in connection with a petition submitted in connection with audit assessments made in 2002 and 2004 in a foreign jurisdiction.

As of December 31, 2006, the valuation allowances of $17.9 million included $11.4 million related to net operating loss carryforwards and $3.2 million for other deductible temporary differences in foreign jurisdictions, $3.0 million for state net operating loss carryforwards and $0.3 million for other state deductible temporary differences. During the year ended December 31, 2006, valuation allowances increased $2.6 million as a result of additional losses incurred in certain state jurisdictions and adjustments of prior years allowances in foreign jurisdictions. Valuation allowances decreased $2.3 million in 2006 for carryforward losses utilized for which valuation allowances had been previously provided. As of December 31, 2005, the valuation allowances of $15.3 million included $11.1 million related to net operating loss carryforwards and $2.3 million for other deductible temporary differences in foreign jurisdictions and $1.5 million for state net operating loss carryforwards and $0.4 million for other state deductible temporary differences. During the year ended December 31, 2005, valuation allowances increased $5.6 million as a result of additional losses incurred in foreign and state jurisdictions, net of reductions resulting from changes in deferred tax assets due to changes in tax laws. Valuation allowances decreased $1,301,000 in 2005 for carryforward losses utilized for which valuation allowances had been previously provided.

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

Leases— The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through September 2026. The Company currently leases one facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers (see Note 4). The Company also acquires certain computer and communications equipment pursuant to capital lease obligations.

At December 31, 2006, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in thousands):

                                                                                  Related
                                                                  Third Party      Party
                                                    Capital        Operating      Operating
                                                     Leases         Leases          Lease         Total
                                                    -------       -----------     ----------      -----
  2007                                                 $573          $11,083           $612       $12,268
  2008                                                  402           10,369                       10,771
  2009                                                   81            9,871                        9,952
  2010                                                   11            7,662                        7,673
  2011                                                   10            6,473                        6,483
  2012-2016                                                                                        24,635
                                                                      24,635
  2017-2021                                                           18,808                       18,808
  Thereafter                                                           8,807                        8,807
                                                     ------          -------          ----        -------

  Total minimum lease payments                        1,077           97,708            612       99,397
  Less: sublease rental income                                         2,605                       2,605
                                                     ------          -------          ----       -------
  Lease obligation net of subleases                   1,077          $95,103          $612       $96,792
                                                                     =======          ====       =======
  Less amount representing interest                      46
                                                     ------
  Present value of minimum capital lease
    payments (including current portion of $548)     $1,031
                                                     ======
Annual rent expense aggregated approximately $13,198,000, including $612,000 to related parties, for 2006, $10,272,000, including $612,000 to related parties, for 2005 and $7,887,000, including $612,000 to related parties, for 2004. Rent expense for 2006 is net of sublease income of $937,000.

Litigation – Beginning on May 24, 2005, three shareholder derivative lawsuits were filed, one in the United States District Court for the Eastern District of New York and two in the Supreme Court of New York, County of Nassau, against various officers and directors of the Company and naming the Company as a nominal defendant in connection with the Company’s restatements of its fiscal year 2003 and 2004 financial statements. The defendants and the Company denied all of the allegations of wrongdoing contained in the complaints. On May 16, 2006, the parties entered into a stipulation of settlement of this case. By order dated July 6, 2006 the United States District Court for the Eastern District of New York approved the settlement and dismissed the federal complaint with prejudice. Pursuant to the settlement the defendants are released from liability and the Company adopted certain corporate governance principles including the appointment of a lead independent director to, among other things, assist the Board of Directors in assuring compliance with and implementation of the Company’s corporate governance policies and paid $300,000 of the legal fees of the plaintiffs. The State court actions were dismissed.

The Company has also been named as a defendant in other lawsuits in the normal course of its business, including those involving commercial, tax, employment and intellectual property related claims. Based on discussions with legal counsel, management believes the ultimate resolution of these lawsuits will not have a material effect on the Company’s consolidated financial statements.

Contingency — The Company is required to collect sales tax on certain of its sales. In accordance with current laws, approximately 17.9% of the Company’s 2006 domestic sales, 17% of the Company’s 2005 domestic sales and 17% of the 2004 domestic sales were subject to sales tax. Changes in law could require the Company to collect sales tax in additional states and subject the Company to liabilities related to past sales.

Employee Benefit Plans — The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees. Employees may invest a percentage of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions. Aggregate expense to the Company for contributions to such plans was approximately $514,000 in 2006, $455,000 in 2005 and $436,000 in 2004.

Foreign Exchange Risk Management — The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The Company may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice would be to minimize the impact of foreign exchange rate movements on the Company’s operating results. As of December 31, 2006, the Company had no outstanding forward exchange contracts.

Fair Value of Financial Instruments — Financial instruments consist primarily of investments in cash and cash equivalents, trade accounts receivable, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2006, 2005 and 2004, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and payable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks and the term loan payable are considered to be representative of their respective fair values as their interest rates are based on market rates. The estimated fair value of the Company’s mortgage loan payable was $8.8 million at December 31, 2005.

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

The Company operates in one primary business as a reseller of business products to commercial and consumer users. The Company operates and is internally managed in three operating segments, Technology Products, Industrial Products and Hosted Software. The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on income from operations before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company described in Note 1.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

                                                        Year Ended December 31,
                                                        ----------------------
                                              2006            2005            2004*
                                              ----            ----            ----
  Net Sales:
  ---------
  Technology Products                   $2,148,104      $1,940,902       $1,776,444
  Industrial products                      196,860         174,616          151,630
  Hosted Software                              201               -               73
                                               ---                               --
      Consolidated                      $2,345,165      $2,115,518       $1,928,147
                                        ==========      ==========       ==========

  Depreciation Expense:
  --------------------
  Technology Products                       $6,395          $7,341           $9,081
  Industrial products                        1,040           1,995            1,789
  Hosted Software                              683             403              178
  Corporate                                     67             255              266
                                                --             ---              ---
      Consolidated                          $8,185          $9,994          $11,314
                                            ======          ======          =======

  Income (Loss) from Operations:
  -----------------------------
  Technology Products                      $59,374         $41,521          $16,873
  Industrial products                       13,957           7,591           10,782
  Hosted Software                           (9,600)         (6,803)          (4,954)
  Corporate and other expenses              (1,827)         (7,500)          (3,702)
                                            ------          ------           ------
      Consolidated                         $61,904         $34,809          $18,999
                                           =======         =======          =======

  Total Assets
  Technology Products                     $230,512        $172,534
  Industrial products                       59,239          51,031
  Hosted Software                            3,068           1,819
  Corporate and other                      291,342         279,160
                                           -------         -------
      Consolidated                         584,161        $504,544
                                           =======        ========
Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

                                                          Year Ended December 31,
                                                          ----------------------
                                                    2006                2005            2004*
                                                    ----                ----            ----
  Net Sales:
  United States:
      Industrial products                         $196,860            $174,616         $151,630
      Technology Products                        1,268,780           1,147,230        1,011,118
                                                 ---------           ---------        ---------
  United States total                            1,465,640           1,321,846        1,162,748
  Other North America                              135,619              99,035           69,704
  Europe                                           743,906             694,637          695,695
                                                   -------             -------          -------
      Consolidated                               2,345,165          $2,115,518       $1,928,147
                                                 =========          ==========       ==========

                                              Dec 31, 2006        Dec 31, 2005
                                              ------------        ------------
  Long-lived Assets:
  North America - principally United States        $21,347             $31,435
  Europe                                            27,239              25,824
                                                    ------              ------
      Consolidated                                 $48,586             $57,259
                                                   =======             =======
         Net sales are attributed to countries based on location of selling subsidiary.

* As previously restated – see Note 2.
13.	SUBSEQUENT EVENTS

On March 14, 2007, the Company’s Board of Directors declared a special dividend of $1.00 per share payable on April 12, 2007 to shareholders of record on April 2, 2007. The Company expects to use approximately $35.8 million in cash to satisfy this dividend obligation.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data is as follows (in thousands, except for per share amounts):

                                          First Quarter    Second Quarter    Third Quarter  Fourth Quarter
     2006:
     Net sales                                $574,908          $547,242       $575,041          $647,974
     Gross profit                              $90,763           $77,370        $91,514           $83,272
     Net income                                $17,557            $7,106        $12,541            $8,033
     Net income per common share:
           Basic                                  $.51              $.20           $.36              $.23
           Diluted                                $.48              $.19           $.33              $.22

     2005:
     Net sales                                $537,908          $506,142         $488,502        $582,966
     Gross profit                              $79,775           $71,365        $70,480           $85,667
     Net income                                 $2,638            $1,522         $3,875            $3,406
     Net income per common share:
           Basic                                  $.08              $.04           $.11              $.10
           Diluted                                $.07              $.04           $.11              $.09

SYSTEMAX INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31:
(in thousands)

                                              Balance at
                                             Beginning of     Charged to                                 Balance at
Description                                     Period         Expenses      Write-offs     Other       End of Period
                                                -------        --------      ----------     -----       -------------
Allowance for sales returns and doubtful
accounts
2006                                               $12,508          $1,503       $(2,641)                     $11,370
2005                                               $11,318          $7,316       $(6,126)                     $12,508
2004                                               $10,000          $5,079       $(3,761)                     $11,318

Allowance for deferred tax assets
2006
   Current                                            $527            $136                         $75           $738
   Noncurrent (1)                                  $14,779          $2,743       $(2,260)       $1,879        $17,141
2005
   Current                                            $413            $114                                       $527
   Noncurrent                                      $10,643          $5,828       $(1,301)       $(391)        $14,779
2004
   Current                                            $698                         $(285)                        $413
   Noncurrent                                      $12,953          $1,147       $(3,683)         $226        $10,643
(1)	Charges to expense are net of reductions resulting from changes in deferred tax assets due to changes in tax laws.

EXHIBIT INDEX

10.19	Amendment No. 1 dated January 17, 2007, to Employment Agreement dated as December 12, 1997 between the Company and Stephen M. Goldschein.

10.20	Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold.

10.21	Form of 2006 Stock Incentive Plan for Non-Employee Directors.

10.22	Form of 2005 Employee Stock Purchase Plan.

21	Subsidiaries of the Registrant

23	Consent of experts and counsel: Consent of Independent Registered Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002