Form 10-Q
period 2007-03-31
SYSTEMAX INC
filed 2007-05-10
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2007 was 35,980,476

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$105,946	$86,964
Accounts receivable, net	182,075	164,615
Inventories, net	247,007	233,136
Prepaid expenses and other current assets	19,024	26,919
Deferred income tax assets, net	8,120	7,727
Total current assets	562,172	519,361

Property, plant and equipment, net	47,831	48,586
Deferred income tax assets, net	12,939	14,041
Other assets	2,242	2,173

Total assets	$625,184	$584,161

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term borrowings, including current portions of long-term debt	$12,086	$12,788
Accounts payable	222,806	201,486
Accrued expenses and other current liabilities	75,801	75,688
Dividends payable	36,588	—
Total current liabilities	347,281	289,962

Long-term debt	341	483
Other liabilities	5,729	4,226
Total liabilities	353,351	294,671

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock	—	—
Common stock	383	383
Additional paid-in capital	171,446	172,983
Accumulated other comprehensive income	7,674	7,181
Retained earnings	121,098	144,074
Treasury stock	(28,768)	(35,131)
Total shareholders’ equity	271,833	289,490

Total liabilities and shareholders’ equity	$625,184	$584,161

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$676,122	$574,908
Cost of sales	579,448	484,145
Gross profit	96,674	90,763
Selling, general & administrative expenses	75,137	69,885
Operating income	21,537	20,878
Interest and other income, net	(742)	(6,623)
Income before income taxes	22,279	27,501
Provision for income taxes	8,384	9,944
Net income	$13,895	$17,557

Net income per common share:
Basic	$.39	$.51
Diluted	$.37	$.48
Weighted average shares outstanding:
Basic	35,718	34,762
Diluted	37,701	36,553
Dividends declared per common share	$1.00	—

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$13,895	$17,557
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,132	2,011
Provision for deferred income taxes	715	1,460
Provision for returns and doubtful accounts	1,222	266
Compensation expense related to equity compensation plans	832	458
Gain on dispositions and abandonment	(3)	(7,753)
Changes in operating assets and liabilities:
Accounts receivable	(18,064)	(7,880)
Inventories	(13,784)	(52,578)
Prepaid expenses and other current assets	7,896	(990)
Accounts payable, accrued expenses and other current liabilities	23,859	17,059
Net cash provided by (used in) operating activities	18,700	(30,390)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,238)	(1,699)
Proceeds from disposals of property, plant and equipment	—	18,641
Net cash provided by (used in) investing activities	(1,238)	16,942

Cash flows from financing activities:
Repayments of borrowings from banks	(742)	(3,586)
Repayments of long-term debt and capital lease obligations	(138)	(7,911)
Proceeds from issuance of common stock, net of repurchases	878	6
Excess tax benefit from exercises of stock options	1,579	5
Net cash provided by (used in) financing activities	1,577	(11,486)

Effects of exchange rates on cash	(57)	(164)

Net increase (decrease) in cash and cash equivalents	18,982	(25,098)
Cash and cash equivalents – beginning of period	86,964	63,291
Cash and cash equivalents – end of period	$105,946	$38,193

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$—	$257

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

					Accumulated
	Common Stock				Other
	Number of		Additional		Comprehensive	Treasury
	Shares		Paid-in	Retained	Income,	Stock,	Comprehensive
	Outstanding	Amount	Capital	Earnings	Net of Tax	At Cost	Income

Balances, January 1, 2007	35,341	$383	$172,983	$144,074	$7,181	$(35,131)

Stock-based compensation expense			832
Issuance of restricted stock, net of repurchases	138		(1,915)			1,557
Exercise of stock options	409		(2,751)			4,806
Income tax benefit on stock-based compensation			2,297
Cumulative effect of adoption of FIN 48				(283)
Change in cumulative translation adjustment, net					493		493
Dividends declared				(36,588)
Net income				13,895			13,895
Total comprehensive income							$14,388

Balances, March 31, 2007	35,888	$383	$171,446	$121,098	$7,674	$(28,768)

See notes to condensed consolidated financial statements.

Systemax Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly-owned subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2007 and 2006, cash flows for the three month periods ended March 31, 2007 and 2006 and changes in shareholders’ equity for the three month period ended March 31, 2007.  The December 31, 2006 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2006 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The results for the three months ended March 31, 2007 are not necessarily indicative of the results for an entire year.

Adoption of New Accounting Standard

Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At January 1, 2007 the Company had a liability for unrecognized tax benefits of $3,378,500 (including interest and penalties of $731,000) of which $283,500 was charged to retained earnings at January 1, 2007. Of this total, $2,586,100 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company or one of its subsidiaries file U.S. federal income tax returns and in various state and foreign jurisdictions in Canada and Western Europe.  The Company’s U.S. federal income tax returns have been examined by the Treasury Department through 2001.  State and local tax returns have been examined through various dates from 2001 to 2005 with ongoing tax examinations pending in two states.  Included in the Company’s FIN 48 liability is a current liability of $2,264,000 for the expected taxes and interest relating to a pending state tax examination involving disputed allocation of income to that state; no issues have been raised to date with respect to the other pending state tax examinations. The Company has classified this as a current liability because payment of cash is anticipated within one year. The income tax returns of the Company’s principal foreign subsidiaries have been audited by local taxing authorities for years ended in 2001 through 2004.

With the exception of the current liability of $2,264,000, the Company’s remaining tax liabilities and interest with respect to unrecognized tax benefits have been reclassified to other non-current liabilities on the balance sheet because payment of cash is not anticipated within one year.  This amount at January 1, 2007 aggregates to approximately $1,114,500, including $304,500 for interest and penalties.  The Company’s continuing practice is to record interest and penalties related to tax positions in income tax expense in its consolidated statement of operations.

Other than the aforementioned FIN 48 adoption, since the date of the Company’s annual report on Form 10-K there have been no material changes to the Company’s significant accounting policies.

2.     Stock-based Compensation Plans

Pre-tax stock-based employee compensation expense for the three months ended March 31, 2007 and 2006 was $689,000 and $241,000 respectively.

3.                Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was zero and 367,000 shares for the three months ended March 31, 2007 and 2006, respectively, due to their antidilutive effect.

4.                Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods ended March 31, 2007 and 2006, comprehensive income was $14,388,000 and $18,980,000, respectively.

5.                Credit Facilities

The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of March 31, 2007. As of March 31, 2007, eligible collateral under the agreement was $118.9 million and total availability was $100.2 million. There were outstanding letters of credit of $9.5 million and there were outstanding advances of $9.2 million (all in the United Kingdom) as of March 31, 2007.

The Company’s Netherlands subsidiary maintains a €5.0 million ($6.7 million at the March 31, 2007 exchange rate) credit facility with a local financial institution. At March 31, 2007 there were €1.7 million ($2.3 million) of borrowings outstanding with interest payable at a rate of 5.0%. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in August 2007.

6.                Accrued Restructuring Costs

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the years ended December 31, 2005, 2004 and 2003, management approved and implemented restructuring actions which included workforce reductions and facility consolidations.

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the three months ended March 31, 2007 (in thousands).

	Other Exit Costs	Total
Accrued at December 31, 2006	$89	$89
Amounts utilized	(29)	(29)
Accrued at March 31, 2007	$60	$60

7.                Product Warranties

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

Three months ended March 31, 2007
Balance, beginning of year	1,061
Charged to expense	423
Deductions	(434)
Balance, end of period	$1,050

8.                Segment Information

The Company operates in one primary business as a reseller of business products to commercial and consumer users. The Company operates and is internally managed in three operating segments, Technology Products, Industrial Products and Hosted Software. Our Technology Products sales include computer, computer supplies and consumer electronics. We assemble our own PCs and sell them under the trademarks Systemax™ and Ultra™. In addition, we market and sell computers manufactured by other leading companies. Our Industrial Products segment sells a wide array of material handling equipment, storage equipment, and consumable industrial products. Our Hosted Software segment participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ of hosted software.

The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on operating income, before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net sales:
Technology products	$624,167	$530,208
Industrial products	51,874	44,670
Hosted software	81	30
Consolidated	$676,122	$574,908

Operating income:
Technology products	$21,407	$21,759
Industrial products	4,592	1,339
Hosted Software	(2,669)	(1,734)
Corporate and other expenses	(1,793)	(486)
Consolidated	$21,537	$20,878

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net sales:
United States:
Industrial products	$51,874	$44,670
Technology products	351,220	315,717
Hosted software	81	30
United States total	403,175	360,417
Other North America	37,214	30,547
North America total	440,389	390,964
Europe	235,733	183,944
Consolidated	$676,122	$574,908

Revenues are attributed to countries based on the location of the selling subsidiary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends”, “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2006 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, long-lived assets, income taxes and restructuring charges and accruals. The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in the application of critical accounting policies or estimates during 2007, with the exception of any tax estimates or adjustments related to the adoption of FIN 48. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Overview

We are a direct marketer of brand name and private label products. Our operations are organized in three primary reportable segments – Technology Products, Industrial Products and Hosted Software. Our Technology Products segment markets personal desktop computers, notebook computers and computer related products in North America and Europe.  We assemble our own PCs and sell them under our own trademarks, which we believe gives us a competitive advantage. We also sell personal computers manufactured by other leading companies. Our Industrial Products segment markets material handling equipment, storage equipment and consumable industrial items in North America. We offer more than 100,000 products and continuously update our product offerings to address the needs of our customers, which include large, mid-sized and small businesses, educational and government entities as well as individual consumers. We reach customers by multiple channels, utilizing relationship marketers, e-commerce web sites, mailed catalogues and retail outlet stores. We also participate in the emerging market for on-demand, web-based software applications through the marketing of our PCS Profitability Suite™ of hosted software, which we began during 2004, and in which we have not yet recognized sizable revenues and have incurred considerable losses to date. Technology products account for 92% of our net sales, and, as a result, we are dependent on the general demand for such products.

The market for computer products is subject to intense price competition and is characterized by narrow gross profit margins. The North American industrial products market is highly fragmented and we compete against multiple distribution channels. Distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of leasing warehouse space, maintaining inventory and inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stocking and drop-shipment fulfillment.

The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, and employee benefits. We have made substantial reductions in our workforce and closed or consolidated several facilities over the past several years. Our restructuring actions and other cost savings measures implemented over the last several years resulted in reducing our consolidated selling, general and administrative expenses. We will continue to monitor our costs and evaluate the need for additional actions.

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

Results of Operations

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Key Performance Indicators (in thousands):

	2007	2006	% Change
Revenues by segment:
Technology Products	$624,167	$530,208	17.7%
Industrial Products	51,874	44,670	16.1%
Hosted Software	81	30	170.0%
Total sales	$676,122	$574,908	17.6%
Revenues by geography:
North American sales	$440,389	$390,964	12.6%
European sales	235,733	183,944	28.2%
Total sales	$676,122	$574,908	17.6%
Internet sales	$237,583	$199,912	18.8%
Gross margin	14.3%	15.8%
Selling, general and administrative costs	$75,137	$69,885	7.5%
Selling, general and administrative as a % of net sales	11.1%	12.2%
Operating income	$21,537	$20,878	3.2%
Operating margin	3.2%	3.6%
Effective income tax rate	37.6%	36.2%
Net income	$13,895	$17,557	(20.9)%

The Technology Products sales increase was driven by increased internet sales, private label products and expanded product offerings. Industrial Products sales increase resulted from the Company increasing its market share through competitive pricing advantages and increased internet sales. Consolidated internet sales in the first quarter increased 18.8% compared to the year ago period, a greater rate than overall sales. Both North American sales and European sales increased quarter over quarter. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $23 million in 2007. Excluding the movements in foreign exchange rates, European sales would have increased 15% from the prior year. Sales, as measured in local currencies, increased in all of the European markets we serve in the first three months of 2007 compared to the year ago period. The increase in our North American sales resulted from sales growth in both our computer and industrial products groups. This increase was primarily a result of our continuing internet initiatives and expansion of our product offerings. Gross margin decreased due primarily to competitive pricing pressures for technology products. Consolidated gross margin improved by over 140 basis points as compared to the fourth quarter of 2006 due primarily to less price discounting for technology products.

Selling, general and administrative expenses for the first three months increased 7.5%, primarily the result of $6.2 million of increased salaries and $0.9 million of increased credit card fees, offset by settlement proceeds of approximately $2.4 million from a lawsuit that was settled favorably in the first quarter. Selling, general and administrative expenses decreased as a percentage of sales both in North America and Europe compared to the year ago quarter. Included in selling, general and administrative expenses for the first quarter of 2007 is a gain of approximately $2.4 million from a lawsuit settled in the Company’s favor.

Operating income decreased $1.8 million in North America and increased $2.4 million in Europe. This decrease in North America was mainly due to a lower gross margin as compared to the prior year.

During the first quarter of 2006 we sold a warehouse facility and recognized a gain of approximately $6.7 million net of a prepayment penalty incurred upon the repayment of the underlying mortgage loan, which is included in “Other non-operating (income) expense, net.” The facility was replaced by a larger, leased building.

The Company’s estimated effective tax rate was 37.6% in the first quarter of 2007, an increase over 2006 primarily the result of increased pre-tax income in the US and other locations with high tax rates.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, to fund capital expenditures, minimal acquisitions and the special dividend declared by our Board in March 2007. We rely principally upon operating cash flow and borrowings under our credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our working capital requirements as well as any interest and debt repayments in the next twelve months.

Selected liquidity data (in thousands):

	March 31, 2007	December 31, 2006	$ Change
Cash and cash equivalents	$105,946	$86,964	$18,982
Accounts receivable, net	$182,075	$164,615	$17,460
Inventories	$247,007	$233,136	$13,871
Prepaid expenses and other current	$19,024	$26,919	$(7,895)
Accounts payable	$222,806	$201,486	$21,320
Accrued expenses	$75,801	$75,688	$113
Dividends payable	$36,588	—	$36,588
Short term debt	$12,086	$12,788	$(702)
Working capital	$214,891	$229,399	$(14,508)

Our working capital decreased in the first quarter primarily the result of an increase in dividends payable related to the special dividend declared, as well as an increase in accounts payable. This was offset by an increase in cash in North America, an increase in accounts receivable in Europe and increases in inventory in both Europe and North America. Our inventory turnover remained constant at 10 times. Our accounts receivable increase in Europe was due to the increase in sales in the first quarter of 2007 compared to the fourth quarter of 2006. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

Our cash balances increased in the first quarter of 2007. The increase in cash provided by operations in 2007 resulted from changes in our working capital accounts, which used $.1 million in cash compared to $44.4 million of cash used in 2006, primarily from increases in inventory purchases. Cash generated from net income adjusted by other non-cash items provided $18.8 million for the three months ended March 31, 2007 compared to $14.0 million provided by these items for the three months ended March 31, 2006, primarily as a result of net proceeds of $7.8 million from the sale of a warehouse facility in the first quarter of 2006, offset by a decrease in our net income in the first quarter of 2007.

Last year we had $18.6 million of proceeds from the sale of a warehouse facility. Capital expenditures in 2007 and 2006 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of new retail outlet stores.

Net cash of $1.6 million was provided by financing activities for the three months ended March 31, 2007. We repaid $.7 million in short-term loans in Europe. Proceeds from stock option exercises net of repurchases and excess tax benefits from stock option exercises provided approximately $2.5 million of cash. In the first three months of 2006, we used cash of $7.9 million to repay long-term debt obligations, primarily for the mortgage on a warehouse facility, and we used $3.6 million to repay short-term borrowings in Europe.

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of March 31, 2007, eligible collateral was $118.9 million and total availability was $100.2 million. There were outstanding letters of credit of $9.5 million and there were outstanding advances of $9.2 million (all in the United Kingdom) as of March 31, 2007. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of March 31, 2007.

Under our Netherlands €5 million ($6.7 million at the March 31, 2007 exchange rate) credit facility, at March 31, 2007 there were €1.7 million ($2.3 million) of borrowings outstanding under this line with interest payable at a rate of 5.0% per annum. This facility expires in August 2007.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at March 31, 2007 consisted of repayments of borrowings under our credit agreements, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements. In connection with the adoption of FIN 48, the Company has a $3.4 million liability related to uncertain tax positions of which $2.2 million is anticipated to be payable within one year. No other material changes occurred in the Company’s contractual obligations during the three months ended March 31, 2007.

Our current and anticipated needs for cash include funding growth in working capital and capital expenditures necessary for future growth in sales, potential expansion through acquisitions and payment of the special dividend. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2007, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Off-balance Sheet Arrangements

The Company currently leases its facility in Port Washington, NY from Addwin Realty Associates, an entity owned by Richard Leeds, Bruce Leeds, and Robert Leeds, Directors of the Company and the Company’s three senior executive officers and principal stockholders.

The Company has not created, and is not party to, except as described above, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2007 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings in Europe under our credit facilities. As of March 31, 2007, the balance outstanding on our variable rate debt was approximately $9.2 million. Based on our market sensitive instruments as of March 31, 2007, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, misstatements due to error or fraud may occur and not be detected. These limitations include the circumstances that breakdowns can occur as a result of error or mistake, the exercise of judgment by individuals or that controls can be circumvented by acts of misconduct. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As part of this evaluation we identified certain significant deficiencies in our internal controls over financial reporting as of March 31, 2007. These significant deficiencies are:

•                  The Company has internal control deficiencies in its information technology area including the lack of adequate general controls. The Company lacks program change and project management controls, has inadequate segregation of duties between information technology department development and production functions, needs formal information technology strategic planning, needs formal documentation of information security procedures, needs security around user rights to certain application systems and needs to implement formal help desk procedures.

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

•                  The Company needs to increase headcount of adequately trained personnel to ensure the accurate and timely recording of deferred tax assets and liabilities and income tax provisions.

Although these significant deficiencies do not, in our judgment, rise to the level of a material weakness in internal controls over financial reporting, the Chief Executive Officer and the Chief Financial Officer have concluded, based on our evaluation as of March 31, 2007, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act

For the year ended December 31, 2006 and the quarter ended March 31,2007, we were not subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we were not an accelerated filer as defined by the SEC. For the year ending December 31, 2007, we expect to be subject to the requirements of Section 404 that management provide an assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s independent registered public accounting firm will be required to audit that assessment.

We are working to achieve compliance with the requirements of Section 404. We have begun to be dedicate substantial time and resources to documentation and review of our procedures in 2007. We will also need to engage outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure, the number of accounting systems in use and the lack of qualified personnel to devote to the process. In addition to the weaknesses reported as of March 31, 2007 discussed under the caption “Disclosure Controls and Procedures,” we have identified numerous other internal control deficiencies that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated.

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

Changes in Internal Control Over Financial Reporting

Our management is not aware of any changes in internal control over financial reporting other than those described above that occurred during the quarter ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

SYSTEMAX INC.

Date: May 10, 2007	By:	/s/ RICHARD LEEDS
Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ LAWRENCE P. REINHOLD
Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer