Form 10-Q
period 2007-06-30
SYSTEMAX INC
filed 2007-08-09
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2007 was 36,050,851

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$81,823	$86,964
Accounts receivable, net	174,966	164,615
Inventories, net	248,703	233,136
Prepaid expenses and other current assets	24,367	26,919
Deferred income tax assets, net	8,163	7,727
Total current assets	538,022	519,361

Property, plant and equipment, net	49,290	48,586
Deferred income tax assets, net	13,007	14,041
Other assets	1,994	2,173

Total assets	$602,313	$584,161

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term borrowings, including current portions of long-term debt	$571	$12,788
Accounts payable	237,893	201,486
Accrued expenses and other current liabilities	68,763	75,688
Total current liabilities	307,227	289,962

Long-term debt	367	483
Other liabilities	6,029	4,226
Total liabilities	313,623	294,671

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	383	383
Additional paid-in capital	170,868	172,983
Retained earnings	134,860	144,074
Accumulated other comprehensive income	9,508	7,181
Treasury stock	(26,929)	(35,131)
Total shareholders’ equity	288,690	289,490

Total liabilities and shareholders’ equity	$602,313	$584,161

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$647,102	$547,242	$1,323,224	$1,122,150
Cost of sales	547,784	469,872	1,127,232	954,017
Gross profit	99,318	77,370	195,992	168,133
Selling, general & administrative expenses	79,249	66,796	154,386	136,681
Operating income	20,069	10,574	41,606	31,452

Interest and other income, net	(956)	(145)	(1,698)	(6,768)
Income before income taxes	21,025	10,719	43,304	38,220
Provision for income taxes	7,263	3,613	15,647	13,557
Net income	$13,762	$7,106	$27,657	$24,663

Net income per common share:
Basic	$.38	$.20	$.77	$.71
Diluted	$.37	$.19	$.73	$.67

Weighted average common and common equivalent shares:
Basic	36,006	35,229	35,863	34,802
Diluted	37,686	36,981	37,644	36,563

Dividends declared	$—	$—	$1.00	$—

 See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,657	$24,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,334	3,928
Provision for deferred income taxes	635	2,775
Provision for returns and doubtful accounts	2,597	1,201
Compensation expense related to equity compensation plans	1,472	1,004
(Gain)loss on dispositions	6	(7,760)
Changes in operating assets and liabilities:
Accounts receivable	(10,141)	(907)
Inventories	(14,323)	(25,176)
Prepaid expenses and other current assets	8,378	(6,156)
Accounts payable, accrued expenses and other current liabilities	24,784	(16,054)
Net cash provided by (used in) operating activities	45,399	(22,482)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,215)	(3,201)
Proceeds from disposals of property, plant and equipment	—	18,583
Net cash provided by (used in) investing activities	(4,215)	15,382

Cash flows from financing activities:
Repayments of borrowings from banks	(12,408)	(5,517)
Repayments of long-term debt and capital lease obligations	(93)	(7,996)
Dividends paid	(36,588)	—
Proceeds from issuance of common stock, net of repurchases	691	328
Excess tax benefit from exercises of stock options	1,751	162
Net cash provided by (used in) financing activities	(46,647)	(13,023)

Effects of exchange rates on cash	322	(440)
Net increase (decrease) in cash and cash equivalents	(5,141)	(20,563)
Cash and cash equivalents – beginning of period	86,964	63,291
Cash and cash equivalents – end of period	$81,823	$42,728

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$148	$602

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

					Accumulated
	Common Stock				Other
	Number of		Additional		Comprehensive	Treasury
	Shares		Paid-in	Retained	Income,	Stock,	Comprehensive
	Outstanding	Amount	Capital	Earnings	Net of Tax	At Cost	Income

Balances, January 1, 2007	35,341	$383	$172,983	$144,074	$7,181	$(35,131)

Stock-based compensation expense			1,472
Issuance of restricted stock, net of repurchases	205		(2,889)			2,304
Exercise of stock options	502		(3,347)			5,898
Income tax benefit on stock-based compensation			2,649
Cumulative effect of adoption of FIN 48				(283)
Change in cumulative translation adjustment, net					2,327		2,327
Dividends paid				(36,588)
Net income				27,657			27,657
Total comprehensive income							$29,984

Balances, June 30, 2007	36,048	$383	$170,868	$134,860	$9,508	$(26,929)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of operations for the three and six month periods ended June 30, 2007 and 2006, cash flows for the six month periods ended June 30, 2007 and 2006 and changes in shareholders’ equity for the six month period ended June 30, 2007.  The December 31, 2006 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2006 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for an entire year.

Adoption of New Accounting Standard

Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At January 1, 2007 the Company had a liability for unrecognized tax benefits of $3,379,000 (including interest and penalties of $731,000) of which $284,000 was charged to retained earnings at January 1, 2007. Of this total, $2,586,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company or one of its subsidiaries file U.S. federal income tax returns and tax returns in various state and foreign jurisdictions in Canada and Western Europe.  The Company’s U.S. federal income tax returns have been examined by the Treasury Department through 2001.  State and local tax returns have been examined through various dates from 2001 to 2005 with ongoing tax examinations pending in several states.  Included in the Company’s FIN 48 liability is a current liability of $2,264,000 for the expected taxes and interest and penalties relating to pending state tax examinations involving disputed allocations of income; no issues have been raised to date with respect to the other pending state tax examinations. The Company has classified this as a current liability because payment of cash is anticipated within one year. The income tax returns of the Company’s principal foreign subsidiaries have been audited by local taxing authorities for years ended in 2001 through 2004.

With the exception of the current liability of $2,264,000, the Company’s remaining tax liabilities and interest with respect to unrecognized tax benefits have been reclassified to other non-current liabilities on the balance sheet because payment of cash is not anticipated within one year.  This amount at January 1, 2007 aggregates to approximately $1,115,000, including $305,000 for interest and penalties.  The Company’s continuing practice is to record interest and penalties related to tax positions in income tax expense in its consolidated statement of operations.

During the three months ended June 30, 2007, the Company resolved a state tax increase issue by paying an assessment of approximately $1,901,000 (including $169,000 in interest) to a state taxing authority. As of June 30, 2007 the Company’s liability for unrecognized tax benefits was approximately $1,530,000 (including interest and penalties of approximately $607,000).

The impact of the adoption of FIN 48 on the results for the three months ended June 30, 2007 was not material.

Other than the aforementioned FIN 48 adoption, since the date of the Company’s annual report on Form 10-K there have been no material changes to the Company’s significant accounting policies.

2      Stock-based Compensation Plans

Pre-tax stock-based employee compensation expense for the six months ended June 30, 2007 and 2006 was approximately $1,214,000 and $717,000 respectively.

3.                Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 238,000 and 443,000 shares for the three months ended June 30, 2007 and 2006 and zero and 396,000 shares for the six months ended June 30, 2007 and 2006, respectively, due to their antidilutive effect.

4.     Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods ended June 30, 2007 and 2006, comprehensive income was $15,596,000 and $10,153,000, respectively. For the six month periods ended June 30, 2007 and 2006, comprehensive income was $29,984,000 and $29,133,000, respectively.

5.     Credit Facilities

The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles, the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of June 30, 2007. As of June 30, 2007, eligible collateral under the agreement was $118.2 million and total availability was $108.5 million. There were outstanding letters of credit of $9.7 million, and there were no outstanding advances, as of June 30, 2007.

The Company’s Netherlands subsidiary maintains a €5.0 million ($6.8 million at the June 30, 2007 exchange rate) credit facility with a local financial institution. At June 30, 2007 there were no borrowings outstanding. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in August 2007. The Company expects to renew or replace this facility during the third quarter of 2007.

6.                Accrued Restructuring Costs

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the years ended December 31, 2005 and 2004, management approved and implemented restructuring actions which included workforce reductions and facility consolidations.

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the six months ended June 30, 2007 (in thousands).

Other Exit Costs
Balance, beginning of year	$89
Amounts paid	(61)
Balance, end of period	$28

7.                Product Warranties

Provisions for estimated future expenses relating to product warranties for the Company’s assembled PCs are recorded as cost of sales when revenue is recognized. Liability estimates are determined based on management judgment considering such factors as the number of units sold, historical and anticipated rates of warranty claims and the likely current cost of corrective action.  The changes in accrued product warranties were as follows:

Six months ended June 30, 2007
Balance, beginning of year	$1,061
Charged to expense	726
Deductions	(833)
Balance, end of period	$954

8.                Segment Information

The Company operates in one primary business as a reseller of business products to commercial and consumer users. The Company operates and is internally managed in three operating segments- Technology Products, Industrial Products and Hosted Software. Our Technology Products sales include computer, computer supplies and consumer electronics. We assemble PCs and sell them under the trademarks Systemax™ and Ultra™. In addition, we market and sell computers, computer supplies and consumer electronics manufactured by other leading companies. Our Industrial Products segment sells a wide array of material handling equipment, storage equipment, and consumable industrial products. Our Hosted Software segment participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ of hosted software.

The Company’s chief operating decision-maker is its Chief Executive Officer. The Company evaluates segment performance based on operating income, before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Technology products	$591,072	$497,227	$1,215,239	$1,027,435
Industrial products	55,835	49,985	107,709	94,655
Hosted software	195	30	276	60
Consolidated	$647,102	$547,242	$1,323,224	$1,122,150

Operating income (loss):
Technology products	$18,491	$9,105	$39,898	$30,864
Industrial products	5,575	3,737	10,167	5,076
Hosted Software	(3,006)	(1,920)	(5,675)	(3,654)
Corporate and other expenses	(991)	(348)	(2,784)	(834)
Consolidated	$20,069	$10,574	$41,606	$31,452

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
United States:
Industrial products	$55,835	$49,985	$107,709	$94,655
Technology products	337,421	295,355	688,641	611,072
Hosted software	195	30	276	60
United States total	393,451	345,370	796,626	705,787
Other North America	37,628	30,438	74,842	60,985
North America total	431,079	375,808	871,468	766,772
Europe	216,023	171,434	451,756	355,378
Consolidated	$647,102	$547,242	$1,323,224	$1,122,150

Revenues are attributed to countries based on the location of the selling subsidiary.

9.                Subsequent Event

In July 2007, the Company entered into a Separation Agreement (the “Agreement”) with a senior executive of its Hosted Software segment. The Agreement contains, among other things, certain provisions for severance and non competition remuneration.  The Company expects to incur costs of approximately $1.2 million related to this Agreement.

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

Overview

We are a direct marketer of brand name and private label products. Our operations are organized in three primary reportable segments – Technology Products, Industrial Products and Hosted Software. Our Technology Products segment markets personal desktop computers, notebook computers and computer related products in North America and Europe.  We assemble our own PCs and sell them under our own trademarks, which we believe gives us a competitive advantage. We also sell personal computers, computer supplies and consumer electronics manufactured by other leading companies. Our Industrial Products segment markets material handling equipment, storage equipment and consumable industrial items in North America. We offer more than 100,000 products and continuously update our product offerings to address the needs of our customers, which include large, mid-sized and small businesses, educational and government entities as well as individual consumers. We reach customers by multiple channels, utilizing relationship marketers, e-commerce web sites, mailed catalogues and retail outlet stores. We also participate in the emerging market for on-demand, web-based software applications through the marketing of our PCS Profitability Suite™ of hosted software, which we began during 2004, and in which we have not yet recognized sizable revenues and have incurred considerable losses to date. For the six months ended June 30, 2007, Technology Products account for 92% of our net sales, and, as a result, we are dependent on the general demand for such products. The Technology Products segment has historically experienced seasonal fluctuations in sales, with the first and fourth calendar quarters experiencing higher product demand than the second and third quarters.

The market for Technology Products is subject to intense price competition and is characterized by narrow gross profit margins. The North American industrial products market is highly fragmented and we compete against multiple distribution channels. Distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of leasing warehouse space, maintaining inventory and inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stocking and drop-shipment fulfillment.

The primary component of our operating expenses historically has been employee-related costs, which includes items such as wages, commissions, bonuses, and employee benefits. We have made substantial reductions in our workforce and closed or consolidated several facilities over the past several years. Our restructuring actions and other cost savings measures implemented over the last several years resulted in reducing our consolidated selling, general and administrative expenses. We will continue to monitor our costs and evaluate the need for additional actions.

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

Results of Operations

Three and Six Months Ended June 30, 2007 compared to the Three and Six Months Ended June 30, 2006

Key Performance Indicators (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Revenues by segment:
Technology Products	$591,072	$497,227	18.9%	$1,215,239	$1,027,435	18.3%
Industrial Products	55,835	49,985	11.7%	107,709	94,655	13.8%
Hosted Software	195	30	550%	276	60	360%
Total sales	647,102	$547,242	18.2%	$1,323,224	$1,122,150	17.9%
Revenues by geography:
North America	431,079	$375,808	14.7%	$871,468	$766,772	13.7%
Europe	216,023	171,434	26.0%	451,756	355,378	27.1%
Total sales	$647,102	$547,242	18.2%	$1,323,224	$1,122,150	17.9%

Gross margin	15.3%	14.1%	1.3%	14.8%	15.0%	(0.2)%
Selling, general and administrative costs	$79,249	$66,796	18.6%	154,386	$136,681	13.0%
Selling, general and administrative as a % of net sales	12.2%	12.2%	—%	11.7%	12.2%	(0.5)%
Operating income	$20,069	$10,574	190.0%	$41,606	$31,542	31.9%
Operating margin	3.1%	1.9%	1.2%	3.1%	2.8%
Effective income tax rate	34.5%	33.7%	.8%	36.1%	35.5%	.6%
Net income	13,762	$7,106	97.4%	$27,657	$24,663	13.2%
Net margin	2.1%	1.3%	.8%	2.1%	2.2%	(0.1)%

The Technology Products sales increase was driven by increased internet sales, private label product sales and expanded product offerings. Industrial Products sales increase resulted from the Company increasing its market share through competitive pricing advantages and increased internet sales. Both North America sales and Europe sales increased in the second quarter and for the first six months as compared to the same periods in the prior year. European sales increased primarily as a result of growth in business to business sales. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $17 million in the second quarter and $40 million for the first six months of 2007. Excluding the movements in foreign exchange rates, European sales would have increased 17% from the prior quarter and 16% from the prior year. Sales as measured in local currencies, increased in all of the European markets we serve in the first six months of 2007. The increase in our North American sales resulted from sales growth in both our Technology Products and Industrial Products groups. This increase was primarily a result of our continuing internet initiatives and expansion of our product offerings. Consolidated gross margin decreased slightly due to competitive pricing pressures. Second quarter gross margin improved by over 100 basis points as compared to the first quarter of 2007 due primarily to less price discounting for technology products.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales and other variables, any or all of which may result in fluctuations in gross margin.

Selling, general and administrative expenses for the second quarter of 2007 increased 18.6% from the same period in 2006, primarily the result of $7.2 million of increased salaries and $.6 million of increased credit card fees as well as increases in various other expenses. For the first six months of 2007 selling, general and administrative expenses increased by 13% compared to the same period in 2006, primarily the result of $13.3 million of increased salaries, and $1.5 million of increased credit card fees, as well as increases in various other expenses. These were offset by settlement proceeds of approximately $2.4 million from a lawsuit that was settled favorably in the first quarter of 2007.  This increase in North America was primarily due to higher sales as compared to the prior year.

During the first quarter of 2006, we sold a warehouse facility and recognized a gain of approximately $6.7 million net of a prepayment penalty incurred upon the repayment of the underlying mortgage loan, which is included in “Other non-operating (income) expense, net.” The facility was replaced by a larger, leased building.

The Company’s estimated effective tax rate was 36.1% in 2007, up slightly from 35.5% in 2006.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, to fund capital expenditures, and minimal acquisitions. We rely principally upon operating cash flow and borrowings under our credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our working capital requirements as well as any interest and debt repayments in the next twelve months and thereafter.

Selected liquidity data (in thousands):

	June 30, 2007	December 31, 2006	$ Change
Cash and cash equivalents	$81,823	$86,964	$(5,141)
Accounts receivable, net	$174,966	$164,615	$10,351
Inventories	$248,703	$233,136	$15,567
Prepaid expenses and other current	$24,367	$26,919	$(2,552)
Accounts payable	$237,893	$201,486	$36,407
Accrued expenses	$68,763	$75,688	$(6,925)
Short term debt	$571	$12,788	$(12,217)
Working capital	$230,795	$229,399	$1,396

Our working capital increased slightly in the first six months of 2007, primarily the result of an increase in accounts receivable and inventory in Europe and North America, a decrease in accrued expenses and reduction in short term debt in Europe, in accounts payable offset by an increase in accounts payable. Our inventory turnover decreased from 10 to 9 times on an annual basis. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

The increase in cash provided by operations in 2007 resulted from changes in our working capital accounts, which provided $8.7 million in cash compared to $48.3 million of cash used in 2006, primarily the result of an increase in accounts payable and accrued expenses. Cash generated from net income adjusted by other non-cash items provided $36.7 million for the six months ended June 30, 2007 compared to $33.6 million provided by these items, excluding a gain on the sale of a warehouse facility in 2006, for the six months ended June 30, 2006, primarily as a result of an increase in our net income in the first six months of 2007.

Last year we had $18.6 million of proceeds from the sale of a warehouse facility. Capital expenditures in 2007 and 2006 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of new retail outlet stores.

Net cash of $46.6 million was used in financing activities for the six months ended June 30, 2007. We repaid $12.4 million in short-term loans in Europe and we paid $36.6 million for a special dividend. Proceeds from stock option exercises net of repurchases and excess tax benefits from stock option exercises provided approximately $2.4 million of cash. In the first six months of 2006, we used cash of $8 million to repay long-term debt obligations, primarily for the mortgage on a warehouse facility, we used $5.5 million to repay short-term borrowings in Europe and we received $.5 million of proceeds from stock option exercises net of repurchases and excess tax benefits..

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of June 30, 2007, eligible collateral was $118.2 million and total availability was $108.5 million. There were outstanding letters of credit of $9.7 million and there were no outstanding advances as of June 30, 2007. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles,the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of June 30, 2007.

Under our Netherlands €5 million ($6.8 million at the June 30, 2007 exchange rate) credit facility, at June 30, 2007 there were no borrowings outstanding under this line. This facility expires in August 2007. We expect to renew or replace this facility in the third quarter of 2007.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at June 30, 2007 consisted of repayments of borrowings under our credit agreements, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements. In connection with the adoption of FIN 48, as of June 30, 2007 the Company had a $1.5 million liability related to uncertain tax positions. During the second quarter of 2007 the Company paid approximately $1.9 million to a state taxing authority related to the settlement of a previously uncertain tax position. No other material changes occurred in the Company’s contractual obligations during the six months ended June 30, 2007.

Our current and anticipated needs for cash include funding growth in working capital and capital expenditures necessary for future growth in sales and potential expansion through acquisitions. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2007, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2007 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings in Europe under our credit facilities. As of June 30, 2007, we did not have any balance outstanding on our variable rate debt. Based on our market sensitive instruments as of June 30, 2007, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As part of this evaluation we identified certain significant deficiencies, as previously defined under Auditing Standard No. 2: An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, in our internal controls over financial reporting as of June 30, 2007. These significant deficiencies are:

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

Although these significant deficiencies do not, in our judgment, rise to the level of a material weakness in internal controls over financial reporting, the Chief Executive Officer and the Chief Financial Officer have concluded, based on our evaluation as of June 30, 2007, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act

For the year ended December 31, 2006 and the period ended June 30, 2007, we were not subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we were not an accelerated filer as defined by the SEC. For the year ending December 31, 2007, as an accelerated filer we will be subject to the requirements of Section 404 that management provide an assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s independent registered public accounting firm will be required to audit that assessment.

We are working to achieve compliance with the requirements of Section 404. We are dedicating substantial time and resources to documentation and review of our procedures in 2007. We also engaged outside consultants to assist us. We have not completed this process or its assessment, due to the complexities of our decentralized structure, the number of accounting systems in use and the lack of qualified personnel to devote to the process. In addition to the weaknesses reported as of June 30, 2007 discussed under the caption “Disclosure Controls and Procedures,” we have identified numerous other internal control deficiencies that may affect the timeliness and accuracy of recording transactions and which, individually or in the aggregate, could become material weaknesses in future periods if not remediated.

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

Changes in Internal Control Over Financial Reporting

Our management is not aware of any changes in internal control over financial reporting other than those described above that occurred during the quarter ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The 2007 annual meeting of the stockholders of the Company was held on June 7, 2007. Each of the seven candidates for the position of director (Richard Leeds, Bruce Leeds, Robert Leeds, Gilbert Fiorentino, Robert D. Rosenthal, Stacy S. Dick and Ann R. Leven) was re-elected.

The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

                1.   Director election:

Richard Leeds	For: 31,142,533
Against: 2,006,427

Robert Leeds	For: 31,093,940
Against: 2,055,020

Bruce Leeds	For: 31,094,190
Against: 2,054,770

Gilbert Fiorentino	For: 31,050,925
Against: 2,098,035

Robert D. Rosenthal	For: 32,966,035
Against: 182,925

Stacy S. Dick	For: 32,965,936
Against: 183,024

Ann R. Leven	For: 32,975,138
Against: 173,822

2.   Ratification of Ernst & Young as the Company’s Independent Registered Accountants for 2007:

For: 35,139,770 Against: 5,634 Abstain: 3,556

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

SYSTEMAX INC.

Date: August 9, 2007	By:	/s/ RICHARD LEEDS
Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ LAWRENCE P. REINHOLD
Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer