Form 10-Q
period 2007-09-30
SYSTEMAX INC
filed 2007-11-09
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes  ☐      No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2007 was 36,089,040

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$97,784	$86,964
Accounts receivable, net	181,259	164,615
Inventories, net	234,877	233,136
Prepaid expenses and other current assets	26,952	26,919
Deferred income tax assets, net	7,779	7,727
Total current assets	548,651	519,361

Property, plant and equipment, net	49,356	48,586
Deferred income tax assets, net	13,515	14,041
Other assets	2,022	2,173

Total assets	$613,544	$584,161

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term borrowings, including current portions of long-term debt	$494	$12,788
Accounts payable	220,977	201,486
Accrued expenses and other current liabilities	74,271	75,688
Total current liabilities	295,742	289,962

Long-term debt	259	483
Other liabilities	6,373	4,226
Total liabilities	302,374	294,671

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	383	383
Additional paid-in capital	172,098	172,983
Retained earnings	152,504	144,074
Accumulated other comprehensive income	12,711	7,181
Treasury stock	(26,526)	(35,131)
Total shareholders’ equity	311,170	289,490

Total liabilities and shareholders’ equity	$613,544	$584,161

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$687,317	$575,041	$2,010,541	$1,697,191
Cost of sales	576,664	483,527	1,703,896	1,437,544
Gross profit	110,653	91,514	306,645	259,647
Selling, general & administrative expenses	84,847	72,349	239,233	209,030
Operating income	25,806	19,165	67,412	50,617

Interest and other income, net	(1,113)	(343)	(2,811)	(7,111)
Income before income taxes	26,919	19,508	70,223	57,728
Provision for income taxes	9,275	7,057	24,922	20,614
Net income	$17,644	$12,451	$45,301	$37,114

Net income per common share:
Basic	$.49	$.36	$1.26	$1.06
Diluted	$.47	$.33	$1.20	$.99

Weighted average common and common equivalent shares:
Basic	36,055	35,054	35,928	34,887
Diluted	37,734	37,967	37,667	37,666

Dividends declared	$—	$—	$1.00	$—

See notes to condensed consolidated financial statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$45,301	$37,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,675	6,035
Provision for deferred income taxes	580	2,743
Provision for returns and doubtful accounts	2,856	2,391
Compensation expense related to equity compensation plans	2,934	1,659
(Gain) loss on dispositions	1	(7,760)
Changes in operating assets and liabilities:
Accounts receivable	(12,165)	(13,158)
Inventories	1,440	(14,313)
Prepaid expenses and other current assets	577	(8,418)
Accounts payable, accrued expenses and other current liabilities	15,221	(10,032)
Net cash provided by (used in) operating activities	63,420	(3,739)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,064)	(4,566)
Proceeds from disposals of property, plant and equipment	13	19,080
Net cash provided by (used in) investing activities	(6,051)	14,514

Cash flows from financing activities:
Repayments of borrowings from banks	(12,487)	(8,123)
Repayments of long-term debt and capital lease obligations	(278)	(12,394)
Dividends paid	(36,588)	—
Proceeds from issuance of common stock	2,645	751
Repurchase of treasury stock	(1,860)	—
Excess tax benefit from exercises of stock options	1,810	294
Net cash provided by (used in) financing activities	(46,758)	(19,472)

Effects of exchange rates on cash	209	(558)
Net increase (decrease) in cash and cash equivalents	10,820	(9,255)
Cash and cash equivalents — beginning of period	86,964	63,291
Cash and cash equivalents — end of period	$97,784	$54,036

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$148	$602

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

					Accumulated
	Common Stock				Other
	Number of		Additional		Comprehensive	Treasury
	Shares		Paid-in	Retained	Income,	Stock,	Comprehensive
	Outstanding	Amount	Capital	Earnings	Net of Tax	At Cost	Income

Balances, January 1, 2007	35,341	$383	$172,983	$144,074	$7,181	$(35,131)

Stock-based compensation expense			2,784
Issuance of restricted stock	309		(2,203)			3,626

Exercise of stock options	528		(3,554)			6,199
Repurchase of treasury stock	(104)		(640)			(1,220)
Income tax benefit on stock-based compensation			2,728
Cumulative effect of adoption of FIN 48				(283)

Change in cumulative translation adjustment, net					5,530		5,530
Dividends paid				(36,588)
Net income				45,301			45,301
Total comprehensive income							$50,831

Balances, September 30, 2007	36,074	$383	$172,098	$152,504	$12,711	$(26,526)

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

                          In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of operations for the three and nine month periods ended September 30, 2007 and 2006, cash flows for the nine month periods ended September 30, 2007 and 2006 and changes in shareholders’ equity for the nine month period ended September 30, 2007.  The December 31, 2006 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

                          These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2006 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for an entire year.

                          Adoption of New Accounting Standard

Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At January 1, 2007, the Company had a liability for unrecognized tax benefits of $3,379,000 (including interest and penalties of $731,000) of which $284,000 was charged to retained earnings at January 1, 2007. Of this total, $2,586,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

During the nine months ended September 30, 2007, the Company resolved a state tax increase issue by paying an assessment of approximately $1,901,000 (including $169,000 in interest) to a state taxing authority. As of September 30, 2007 the Company’s liability for unrecognized tax benefits was approximately $1,539,000 (including interest and penalties of approximately $624,000).

                          The impact of FIN 48 on the results for the three months ended September 30, 2007 was not material.

                          Other than the aforementioned FIN 48 adoption, since the date of the Company’s annual report on Form 10-K there have been no material changes to the Company’s significant accounting policies.

 2.    Stock-based Compensation Plans

                          Pre-tax stock-based employee compensation expense for the nine months ended September 30, 2007 and 2006 was approximately $2,353,000 and $1,228,000 respectively.

 3.             Net Income per Common Share

                          Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 100,000 and 23,000 shares for the three months ended September 30, 2007 and 2006 and zero and 53,000 shares for the nine months ended September 30, 2007 and 2006, respectively, due to their antidilutive effect.

4.     Comprehensive Income

                          Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods ended September 30, 2007 and 2006, comprehensive income was $20,847,000 and $12,218,000, respectively. For the nine month periods ended September 30, 2007 and 2006, comprehensive income was $50,831,000 and $41,351,000, respectively.

5.     Credit Facilities

The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles, the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of September 30, 2007. As of September 30, 2007, eligible collateral under the agreement was $120 million and total availability was $110.2 million. There were outstanding letters of credit of $9.8 million, and there were no outstanding advances, as of September 30, 2007.

The Company’s Netherlands subsidiary maintains a €5.0 million ($7.1 million at the September 30, 2007 exchange rate) credit facility with a local financial institution. At September 30, 2007 there were no borrowings outstanding. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in September 2008.

6.                Accrued Restructuring Costs

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the years ended December 31, 2005 and 2004, management approved and implemented restructuring actions which included workforce reductions and facility consolidations.

The following table summarizes the components of the accrued restructuring charges and the movements within these components during the nine months ended September 30, 2007 (in thousands).

Nine months ended September 30, 2007
Balance, beginning of year	$89
Amounts paid	(89)
Balance, end of period	$—

7.                Product Warranties

Provisions for estimated future expenses relating to product warranties for the Company’s assembled personal computers are recorded as cost of sales when revenue is recognized. Liability estimates are determined based on management judgment considering such factors as the number of units sold, historical and anticipated rates of warranty claims and the likely current cost of corrective action.  The changes in accrued product warranties were as follows (in thousands):

Nine months ended September 30, 2007
Balance, beginning of year	$1,061
Charged to expense	1,066
Deductions	(1,162)
Balance, end of period	$965

8.                Segment Information

                          The Company operates and is internally managed in three operating segments- Technology Products, Industrial Products and Hosted Software. Our Technology Products segment sales include computer, computer supplies and consumer electronics. We assemble PCs and sell them under the trademarks Systemax™ and Ultra™. In addition, we market and sell computers, computer supplies and consumer electronics manufactured by other leading companies. Our Industrial Products segment sells a wide array of material handling equipment, storage equipment, and consumable industrial products. Our Hosted Software segment participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS Profitability Suite™ of hosted software.

                          The Company’s chief operating decision-maker is its Chief Executive Officer. The Company evaluates segment performance based on revenues, operating income before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of each of the segments are the same as those of the Company.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales:
Technology products	$625,683	$522,661	$1,840,922	$1,550,096
Industrial products	61,523	52,351	169,232	147,006
Hosted software	111	29	387	89
Consolidated	$687,317	$575,041	$2,010,541	$1,697,191

Operating income (loss):
Technology products	$23,731	$17,281	$63,629	$48,145
Industrial products	6,592	4,543	16,759	9,619
Hosted software	(5,308)	(2,268)	(10,983)	(5,922)
Corporate and other expenses	791	(391)	(1,993)	(1,225)
Consolidated	$25,806	$19,165	$67,412	$50,617

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
United States:
Technology products	$356,642	$309,773	$1,045,283	$920,845
Industrial products	61,523	52,351	169,232	147,006
Hosted software	111	29	387	89
United States total	418,276	362,153	1,214,902	1,067,940
Other North America	41,191	33,388	116,033	94,373
North America total	459,467	395,541	1,330,935	1,162,313
Europe	227,850	179,500	679,606	534,878
Consolidated	$687,317	$575,041	$2,010,541	$1,697,191

                                 Revenues are attributed to countries based on the location of the selling subsidiary.

9.     Recent Accounting Pronouncements

                          In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007. This statement was issued to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The Company is currently evaluating the potential impact, if any, of this pronouncement.

                          In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)” which is effective for fiscal years beginning after November 15, 2007. This interpretation was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the potential impact, if any, of this pronouncement.

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

Overview

We are a direct marketer of brand name and private label products. Our operations are organized in three primary reportable segments — Technology Products, Industrial Products and Hosted Software. Our Technology Products segment markets personal desktop computers, notebook computers and computer related products in North America and Europe.  We assemble our own PCs and sell them under our own trademarks, which we believe gives us a competitive advantage. We also sell personal computers, computer supplies and consumer electronics manufactured by other leading companies. Our Industrial Products segment markets material handling equipment, storage equipment and consumable industrial items in North America. We offer more than 100,000 products and continuously update our product offerings to address the needs of our customers, which include large, mid-sized and small businesses, educational and government entities as well as individual consumers. We reach customers by multiple channels, utilizing relationship marketers, e-commerce web sites, mailed catalogues and retail outlet stores. We also participate in the emerging market for on-demand, web-based software applications through the marketing of our PCS Profitability Suite™ of hosted software, which we began during 2004, and in which we have not yet recognized sizable revenues and have incurred considerable losses to date. For the nine months ended September 30, 2007, Technology Products account for 92% of our net sales, and, as a result, we are dependent on the general demand for such products. The Technology Products segment has historically experienced seasonal fluctuations in sales, with the first and fourth calendar quarters experiencing higher product demand than the second and third quarters.

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

Results of Operations

Three and Nine Months Ended September 30, 2007 compared to the Three and Nine Months Ended September 30, 2006

Key Performance Indicators (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Net sales by segment:
Technology products	$625,683	$522,661	19.7%	$1,840,922	$1,550,096	18.8%
Industrial products	61,523	52,351	17.5%	169,232	147,006	15.1%
Hosted software	111	29	282.8%	387	89	334.8%
Total net sales	$687,317	$575,041	19.5%	$2,010,541	$1,697,191	18.5%
Net sales by geography:
North America	$459,467	$395,541	16.2%	$1,330,935	$1,162,313	14.5%
Europe	227,850	179,500	26.9%	679,606	534,878	27.1%
Total net sales	$687,317	$575,041	19.5%	$2,010,541	$1,697,191	18.5%
Gross margin	16.1%	15.9%	.2%	15.3%	15.3%	—%
Selling, general and administrative costs	$84,847	$72,349	17.3%	$239,233	$209,030	14.4%
Selling, general and administrative as a % of net sales	12.3%	12.6%	(.3)%	11.9%	12.3%	(.4)%
Operating income	$25,806	$19,165	34.7%	$67,412	$50,617	33.2%
Operating margin	3.8%	3.3%	.5%	3.4%	3.0%	.4%
Effective income tax rate	34.5%	36.2%	(1.7)%	35.5%	35.7%	(.2)%
Net income	$17,644	$12,451	41.7%	$45,301	$37,114	22.1%
Net margin	2.6%	2.2%	.4%	2.3%	2.2%	.1%

The Technology Products sales increase was driven by increased internet and retail store sales, private label product sales and expanded product offerings. The Industrial Products sales increase resulted from the Company increasing its market share through competitive pricing advantages and increased internet sales. Both North America sales and Europe sales increased in the third quarter and for the first nine months as compared to the same periods in the prior year. European sales increased primarily as a result of growth in business to business sales. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $15 million in the third quarter and $57 million for the first nine months of 2007. Excluding the movements in foreign exchange rates, European sales would have increased 19% from the prior quarter and 16% from the prior year. Sales as measured in local currencies increased in all of the European markets we serve for the first nine months of 2007. The increase in our North American sales resulted from sales growth in both our Technology Products and Industrial Products groups. This increase was primarily a result of our continuing internet initiatives and expansion of our product offerings. Consolidated gross margin increased slightly due to decreased competitive pricing pressures. Third quarter gross margin improved by over 180 basis points as compared to the first quarter of 2007 due primarily to less price discounting for technology products.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales and other variables, any or all of which may result in fluctuations in gross margin.

Selling, general and administrative expenses for the third quarter of 2007 increased 17.3% from the same period in 2006, primarily the result of $7.0 million of increased salaries and $6.4 million of increased advertising costs. For the first nine months of 2007 selling, general and administrative expenses increased by 14.4% compared to the same period in 2006, primarily the result of $18.0 million of increased salaries and $17.3 million of increased advertising costs offset by settlement proceeds of approximately $2.4 million from a lawsuit that was settled favorably in the first quarter of 2007.

During the first quarter of 2006 we sold a warehouse facility and recognized a gain of approximately $6.7 million net of a prepayment penalty incurred upon the repayment of the underlying mortgage loan, which is included in “Interest and other income, net.” The facility was replaced by a larger, leased building.

The Company’s estimated effective tax rate for the third quarter of 2007 was 34.5% compared to 36.2% in 2006. The reduction in the rate for third quarter of 2007 was primarily attributable to higher income in locations with lower effective tax rates. For the first nine months of 2007 the Company’s effective tax rate was 35.5% down slightly from 35.7% in 2006.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, to fund capital expenditures, and to fund minimal acquisitions. We rely principally upon operating cash flow and borrowings under our credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our working capital requirements as well as any interest and debt repayments in the next twelve months and thereafter.

Selected liquidity data (in thousands):

	September 30,	December 31,
	2007	2006	$ Change
Cash and cash equivalents	$97,784	$86,964	$10,820
Accounts receivable, net	$181,259	$164,615	$16,644
Inventories, net	$234,877	$233,136	$1,741
Prepaid expenses and other current	$26,952	$26,919	$33
Accounts payable	$220,977	$201,486	$19,491
Accrued expenses	$74,271	$75,688	$(1,417)
Short term debt	$494	$12,788	$(12,294)
Working capital	$252,909	$229,399	$23,510

Our working capital increased in the first nine months of 2007, primarily the result of an increase in accounts receivable and inventory in Europe and an increase in accounts payable, offset by a reduction in short term debt in Europe and a decrease in accrued expenses. Our inventory turnover decreased from 10 to 9 times on an annual basis. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

The increase in cash provided by operations in 2007 resulted from changes in our working capital accounts, which provided $5.1 million in cash compared to $45.9 million of cash used in 2006, primarily the result of an increase in accounts payable and accrued expenses and a decrease in inventories and prepaids and other current assets. Cash generated from net income adjusted by other non-cash items provided $58.3 million for the nine months ended September 30, 2007 compared to $42.2 million provided by these items, excluding a gain on the sale of a warehouse facility in 2006, for the nine months ended September 30, 2006.

Cash flows from investing activities provided cash of $14.5 million in 2006, primarily the result of $18.6 million of proceeds from the sale of a warehouse facility. Capital expenditures in 2007 and 2006 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of new retail outlet stores.

Net cash of $46.8 million was used in financing activities for the nine months ended September 30, 2007. We repaid $12.5 million in short-term loans in Europe and we paid $36.6 million for a special dividend. Proceeds and excess tax benefits from stock option exercises provided approximately $4.5 million of cash. In the first nine months of 2006, we used cash of $12.4 million to repay long-term debt obligations, primarily for the mortgage on a warehouse facility, we used $8.1 million to repay short-term borrowings in Europe and we received $1.0 million of proceeds from stock option exercises and excess tax benefits.

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of September 30, 2007, eligible collateral was $120 million and total availability was $110.2 million. There were outstanding letters of credit of $9.8 million and there were no outstanding advances as of September 30, 2007. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles, the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of September 30, 2007.

Under our Netherlands €5 million ($7.1 million at the September 30, 2007 exchange rate) credit facility, at September 30, 2007 there were no borrowings outstanding under this line. This facility expires in September 2008.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at September 30, 2007 consisted of repayments of borrowings under our credit agreements, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements. In connection with the adoption of FIN 48, as of September 30, 2007 the Company had a $1.5 million liability related to uncertain tax positions. During the second quarter of 2007 the Company paid approximately $1.9 million to a state taxing authority related to the settlement of a previously uncertain tax position. No other material changes occurred in the Company’s contractual obligations during the nine months ended September 30, 2007.

Our current and anticipated needs for cash include funding growth in working capital and capital expenditures necessary for future growth in sales and potential expansion through acquisitions. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2007, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2007 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings in Europe under our credit facilities. As of September 30, 2007, we did not have any balance outstanding on our variable rate debt. Based on our market sensitive instruments as of September 30, 2007, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As part of this evaluation we identified certain significant deficiencies, as previously defined under Auditing Standard No. 2: An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, in our internal controls over financial reporting as of September 30, 2007. These significant deficiencies are:

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

These significant deficiencies do not, in our judgment, rise to the level of a material weakness in internal controls over financial reporting. The Chief Executive Officer and the Chief Financial Officer have concluded, based on our evaluation as of September 30, 2007, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Section 404 of the Sarbanes-Oxley Act

For the year ended December 31, 2006 and the period ended September 30, 2007, we were not subject to the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 because we were not an accelerated filer as defined by the SEC. For the year ending December 31, 2007, as an accelerated filer we will be subject to the requirements of Section 404 that management provide an assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s independent registered public accounting firm will be required to audit that assessment.

We are working to achieve compliance with the requirements of Section 404. We are dedicating substantial time and resources to documentation and testing of our internal controls and have engaged outside consultants to assist us. We have increased headcount of qualified financial personnel. We have made substantive (though not material) changes to our internal controls, including developing estimation processes to appropriately calculate fairly stated inventory in transit, vendor drop shipments, sales returns and allowances, cooperative advertising and customer rebate reserves, and other vendor and employee related costs. We continue to perform and put in place extensive detect controls in areas where we have had significant deficiencies.We have formed a disclosure committee for purposes of ensuring that disclosures made by the Company in its filings with the SEC or to its security holders or the investment community are accurate and complete.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

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

SYSTEMAX INC.

Date: November 9, 2007	By:	/s/ RICHARD LEEDS
Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ LAWRENCE P. REINHOLD
Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer