Form 10-K
period 2007-12-31
SYSTEMAX INC
filed 2008-03-13
CIK 945114

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  1-13792

Systemax Inc.

 (Exact name of registrant as specified in its charter)

Delaware	11-3262067
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 Harbor Park Drive

Port Washington, New York   11050

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (516) 608-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $ .01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐      No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $175,722,268. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of February 29, 2008 was 36,102,783 shares.

Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2007 annual meeting of stockholders are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company” or “we”) include its subsidiaries.

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

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

Item 1. Business.

General

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments — Technology Products, Industrial Products and Hosted Software. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Western Europe.  Most of these products are manufactured by other companies.  We assemble our own personal computers (“PCs”) and sell them under the trademarks Systemax™ and Ultra™.  We also sell certain computer-related products manufactured for us to our own design under the trademark Ultra™.  Technology Products accounted for 92% of our net sales in 2007. Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 8% of our net sales in 2007. In both of these segments we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. Our Hosted Software segment, which became a reportable segment in 2006, participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application. See Note 11 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute part of the Company have been in business since 1955. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Recent Developments

On January 5, 2008 the Company entered into an asset purchase agreement with CompUSA Inc. Under the agreement the Company acquired CompUSA’s e-commerce business and 16 of its retail leases and related fixtures for consideration of approximately $30.4 million. This acquisition accelerates the Company’s planned expansion into the retail market place and when consummated in early 2008 will give the Company approximately 26 retail storefronts operating in North America and Puerto Rico.

Effective the fourth quarter of 2007, the Company changed its fiscal year end from a calendar year ending on December 31 to a fiscal year ending at midnight on the Saturday closest to December 31.  Fiscal years will typically include 52 weeks, but every few years will include 53 weeks which was the case in 2005.  Fiscal 2007 ended on December 29 and included 52 business weeks.  For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31.  The fiscal year will be divided into four fiscal quarters that each end at midnight on a Saturday.  Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The effect of the change in year end in 2007 was de minimis.

Products

We offer more than 100,000 brand name and private label products. We endeavor to expand and keep current the breadth of our product offerings in order to fulfill the increasingly wide range of product needs of our customers.

Our computer sales are primarily offerings of brand name original equipment manufacturers, as well as our own Systemax and Ultra brands. Computer supplies and consumer electronics related products include supplies such as laser printer toner cartridges and ink jet printer cartridges; media such as flash memory, recordable disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; monitors; digital cameras; plasma and LCD TVs; MP3 and DVD players; PDAs; and packaged software.

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

Our industrial products include storage equipment such as wire and metal shelving, bins and lockers; light material handling equipment such as hand carts, pallet jacks and hand trucks; ladders, furniture, small office machines and related supplies; and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items.

We began to market our PCS ProfitCenter Software™ suite of business applications in 2004. PCS ProfitCenter Software™ is a web-based application which is delivered as an on-demand service over the internet. The product helps companies automate and manage their entire customer life-cycle across multiple sales channels (internet, call centers, outside salespersons, etc.).  We have recognized less than $1 million in revenues for this service to date.

Sales and Marketing

We market our products to both business customers and individual consumers. Our business customers include for-profit businesses, educational organizations and government entities. We have developed numerous proprietary customer and prospect databases. We consider our business customers to include the various individuals who work within an organization rather than just the business itself.

We have established a multi-pronged system of direct marketing to business customers, consisting primarily of relationship marketers, catalog mailings and proprietary internet websites, the combination of which is designed to maximize sales. Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain of historical purchasing patterns, our relationship marketers are prompted with product suggestions to expand customer order values. In the United States, we also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by frequent catalog mailings and e-mail campaigns, both of which are designed to generate inbound telephone sales, and our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of our multiple marketing methods enables us to more thoroughly penetrate our business, educational and government customer base. We believe increased internet exposure leads to more internet-related sales and also generates more inbound telephone sales; just as we believe catalog mailings and email campaigns which feature our websites results in greater internet-related sales.

Our growth in net sales continues to be supported by strong growth in sales to individual consumers, particularly through e-commerce means. To reach our consumer audience, we use online methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in the most cost-effective manner. As part of our marketing strategy we advertise manufacturers’ mail-in-rebates on many products we sell and, in some cases, offer our own rebates. We combine our use of e-commerce initiatives with catalog mailings, which generate calls to inbound sales representatives. These sales representatives use our information systems to fulfill orders and explore additional customer product needs. Sales to consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales. We have also successfully increased our sales to individual consumers by using retail outlet stores. As of December 31, 2007 we had eleven such retail locations open in North America and four in Europe, with several new retail locations under construction.  With the CompUSA acquisition, the Company will add approximately 16 retail outlets in 2008, bringing total retail outlets to approximately 26 in North America and Puerto Rico. The Company expects to selectively add to its North America retail network in the remainder of 2008.

E-commerce

The worldwide growth in active internet users has made e-commerce a significant opportunity for sales growth. In 2007, we had approximately $915 million in internet-related sales, an increase of $96 million, or 12%, from 2006. E-commerce sales represented approximately 33% of total revenue in 2007, compared to approximately 35% in 2006.  The increase in our internet-related sales enables us to leverage our advertising spending, allowing us to reduce our printed catalog costs while maintaining customer contact.

We currently operate multiple e-commerce sites, including www.tigerdirect.com,  www.compusa.com, www.compusagoved.com, www.compusabusiness.com, www.misco.co.uk, www.globalindustrial.com, www.tigerdirect.ca,  www.misco.de, www.misco.fr, www.infotelusa.com, www.misco.nl, www.globalcomputer.com, www.misco.it, www.misco.es, www.globalgoved.com, www.misco.se and www.systemaxpc.com, and we continually upgrade the capabilities and performance of these web sites. Our internet sites feature on-line catalogs of thousands of products, allowing us to offer a wider variety of computer and industrial products than our printed catalogs.  Our customers have around-the-clock, on-line access to purchase products and we have the ability to create targeted promotions for our customers’ interests. Many of our internet sites also permit customers to purchase “build to order” PCs configured to their own specifications.

In addition to our own e-commerce web sites, we have partnering agreements with several of the largest internet shopping and search engine providers who feature our products on their web sites or provide “click-throughs” from their sites directly to ours. These arrangements allow us to expand our customer base at an economical cost.

Catalogs

We currently produce a total of 18 full-line and targeted specialty catalogs in North America and Europe under distinct titles. Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Global Computer Supplies™,TigerDirect.ca™, Misco®, HCS Misco™, Global Industrial™, ArrowStar™ and 06™.  Full-line computer product catalogs offer products such as PCs, notebooks, peripherals, computer components, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. We mail catalogs to both businesses and consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-entry. Our in-house staff designs all of our catalogs. In-house catalog design helps reduce overall catalog expense and shortens catalog production time. This allows us the flexibility to alter our product offerings and pricing and to refine our catalog formats more quickly. Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies of scale in catalog production.

 As noted above, the increase in our internet-related sales allowed us to reduce the distribution of our catalogs to 57 million in 2007, which was 3.4% fewer than in the prior year. In 2007 we mailed approximately 40 million catalogs in North America, a 2.5% reduction from last year and approximately 17 million catalogs, or 5.6% fewer than 2006, were distributed in Europe.

Customer Service, Order Fulfillment and Support

We generally provide toll-free telephone number access for our customers. Certain of our domestic call centers are linked to provide telephone backup in the event of a disruption in phone service. In addition to telephone orders, we also receive orders by mail, fax, electronic data interchange and through the internet.

A large number of our products are carried in stock, and orders for such products are fulfilled on a timely basis directly from our distribution centers, typically on the day the order is received. We operate out of multiple sales and distribution facilities in North America and Europe. The locations of our distribution centers enable us to provide our customers next day or second day delivery. Orders are generally shipped by third-party delivery services in the United States and in Europe. The locations of our distribution centers in Europe have enabled us to market into additional countries with limited incremental investment. We maintain relationships with a number of large distributors in North America and Europe that also deliver products directly to our customers.

We provide extensive technical telephone support to our Systemax and Ultra brand PC customers.  We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase the majority of our products and components directly from manufacturers and large wholesale distributors. During 2007 and 2006, Ingram Micro accounted for 14.4% and 12.8% of our purchases.   During 2005, no vendor accounted for more than 10% of our purchases. The loss of this vendor, or any other key vendors, could have an adverse effect on us.

Certain private label products are manufactured by third-parties to our specifications. Many of these private label products have been designed or developed by our in-house product design and development teams.

Competition and Other Market Factors

Technology Products

The North American and European technology product markets are highly competitive, with many U.S., Asian and European companies vying for market share.  There are few barriers of entry, with these products being sold through the direct market channel, mass merchants, over the internet and by computer and office supply superstores.

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

The North American technology products market is highly fragmented and characterized by multiple channels of distribution including direct marketers, local and national retail computer stores, computer resellers, mass merchants, computer and office supply “superstores” and internet-based resellers. In Europe, our major competitors are regional or country-specific retail and direct-mail distribution companies and internet-based resellers.

With conditions in the market for technology products remaining highly competitive, continued reductions in retail prices may adversely affect our revenues and profits. Additionally, we rely in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability. There is no assurance that the rapid rate of such technological advances and product development will continue.

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

Hosted Software

Hosted Software offers an on-demand software solution for the multi-channel commerce industry. The software distribution model in which a software application is hosted by a software vendor or a service provider and made available to customers over the Internet is also known as software as a service (SaaS).  Leading technology analysts generally agree that traditional software licensing is being replaced with on-demand delivery models that increase the predictability of information technology financial expenditures while making it easier for multi-channel commerce companies to manage their customers, products and services regardless of sales channel.

The increasing replacement of obsolete software solutions by multi-channel retailers for newer technologies provides Hosted Software with a competitive edge which is likely to give rise to greater deployments of its on-demand software. The advantages of having a single solution, single database to manage all sales channels (eCommerce, call center, catalog, mail order, retail) with web-based accessibility and faster implementation cycles will fuel continued penetration into the multi-channel software market space.

Employees

As of December 31, 2007, we employed a total of 3,535 employees, including 3,140 full-time and 395 part-time employees, of whom 2,343 were in North America and 1,192 were in Europe.

Environmental Matters

Under various national, state and local environmental laws and regulations in North America and Europe, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. We lease most of our facilities. In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although we have not been notified of, and are not otherwise aware of, any material real property environmental liability, claim or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with real property environmental matters in the future.

Financial Information About Foreign and Domestic Operations

We conduct our business in North America (the United States and Canada) and Europe.  Approximately 39.7% of our net sales during 2007 were made by subsidiaries located outside of the United States. For information pertaining to our international operations, see Note 11, “Segment and Related Information,” to the consolidated financial statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations in those two geographic markets (in thousands):

		North
	Europe	America	Total
2007
Net sales	$932,398	$1,847,477	$2,779,875
Operating income	$13,345	$82,159	$95,504
Identifiable assets	$185,110	$488,761	$673,871

2006
Net sales	$743,906	$1,601,259	$2,345,165
Operating income	$16,459	$45,445	$61,904
Identifiable assets	$157,710	$426,451	$584,161

2005
Net sales	$694,637	$1,420,881	$2,115,518
Operating income (loss)	$(4,603)	$39,412	$34,809
Identifiable assets	$142,174	$362,370	$504,544

See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, for further information with respect to our operations.

Available Information

 We maintain an internet website at www.systemax.com. We file reports with the Securities and Exchange Commission and make available free of charge on or through this web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports.  These are available as soon as is reasonably practicable after they are filed with the SEC.  All reports mentioned above are also available from the SEC’s web site (www.sec.gov). The information on our web site is not part of this or any other report we file with, or furnish to, the SEC.

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

A change in accounting standards or practices can have a significant effect on our reported results of operations. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. Changes to existing rules may adversely affect our reported financial results.

Risks Related to Our Company

•      Increased costs associated with corporate governance compliance may impact our results of operations.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and listing requirements subsequently adopted by the New York Stock Exchange in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. These developments have substantially increased our legal compliance, auditing and financial reporting costs and made them more time consuming. These developments may also make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage, possibly making it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

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

We operate internationally and as a result, we are subject to risks associated with doing business globally. Risks inherent to operating overseas include:

•      Changes in a country’s economic or political conditions

•      Changes in foreign currency exchange rates

•      Difficulties with staffing and managing international operations

•      Unexpected changes in regulatory requirements

For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales (Europe and Canada) accounted for approximately 40% of our revenue during 2007.  To the extent the U.S. dollar strengthens against the Euro and British pound, our European revenues and profits will be reduced when translated into U.S. dollars.

•      We may not be successful in integrating the business of CompUSA.

Our acquisition of selected assets of CompUSA involves the integration of those assets into our existing business operating environment, including information systems. This will require us to devote significant management attention and resources to integrate these business practices and operations. There can be no assurance we will benefit from the addition of these retail stores. The potential difficulties we face include, but are not limited to, the following:

•      Integrating personnel from CompUSA and hiring new personnel while maintaining focus on providing high quality service to our customers.

•      Maintaining and building upon CompUSA’s existing customer base.

•      Operating retail stores in new and unfamiliar locations.

•      Complying with local laws and business practices.

•      Sales to individual consumers exposes us to credit card fraud, which could adversely affect our business.

Failure to adequately control fraudulent credit card transactions could increase our expenses. Increased sales to individual consumers, which are more likely to be paid for using a credit card, increases our exposure to fraud. We employ technology solutions to help us detect the fraudulent use of credit card information. However, if we are unable to detect or control credit card fraud, we may suffer losses as a result of orders placed with fraudulent credit card data, which could adversely affect our business.

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

We rely on a variety of information and telecommunications systems in our operations. Our success is dependent in large part on the accuracy and proper use of our information systems, including our telecommunications systems.  To manage our growth, we continually evaluate the adequacy of our existing systems and procedures. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information systems, including software and hardware, as we grow and the needs of our business change.  In particular, our financial systems are disparate and will likely be replaced during the coming years.  The occurrence of a significant system failure, electrical or telecommunications outages or our failure to expand or successfully implement new systems could have a material adverse effect on our results of operations.

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

We purchase a significant portion of our computer products from major distributors such as Ingram Micro Inc. and Tech Data and directly from large manufacturers such as Hewlett Packard and Acer, who may deliver those products directly to our customers. These relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory.  The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

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

•      Failure to implement effective general and application controls

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

Our United States/United Kingdom combined revolving credit agreement contains covenants restricting or limiting our ability to, among other things:

•      incur additional debt

•      create or permit liens on assets

•      make capital expenditures or investments

•      pay dividends

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our primary facilities, which are leased except where otherwise indicated, are as follows:

Facility	Location	Approximate Square Feet	Expiration of Lease

Headquarters, Sales and Distribution Center (1)	Port Washington, NY	86,000	2017

Sales and Distribution Center	Buford, GA	647,000	2021

Sales and Distribution Center	Naperville, IL	330,000	2026

PC Assembly, Sales and Distribution Center	Fletcher, OH	297,000	Owned

Sales and Administrative Center	Miami, FL	80,000	2010

Distribution Center	Las Vegas, NV	90,000	2010

Sales Center	Markham, Ontario	22,000	2013

Canadian Headquarters and Sales Center	Richmond Hill, Ontario	21,250	2017

Sales and Distribution Center	Verrieres le Buisson, France	48,000	2010

Sales and Distribution Center	Frankfurt, Germany	92,000	2013

Sales and Distribution Center	Madrid, Spain	38,000	(2)

Sales and Distribution Center	Milan, Italy	102,000	2009

Sales and Distribution Center	Greenock, Scotland	78,000	Owned

European Headquarters and Sales Center	Wellingborough, England	75,000	Owned

Sales Center	Amstelveen, Netherlands	21,000	2012

Sales and Distribution Center	Lidkoping, Sweden	20,000	2008

Sales and Administrative Center	Uniondale, NY	11,494	2012

(1)   For information about this facility, leased from related parties, see Item 13 —“Certain Relationships and Related Transactions”

(2)   Terminable upon two months prior written notice.

We also lease space for other smaller offices and retail stores in the United States, Canada and Europe and certain additional facilities leased by the Company are subleased to others.

For further information regarding our lease obligations, see Note 10 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a class action complaint in U.S. District Court (E.D.N.Y.) against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all OnRebate customers whose rebates were denied or delayed. (OnRebate.com Inc. is a rebate processing company owned by Systemax.) Vukson’s Complaint alleges that since 2004 Systemax, TigerDirect and OnRebate have conducted a deceptive and unlawful enterprise by failing to pay rebates that should have been paid and delaying unnecessarily the payment of other rebates that were paid. Vukson alleges claims arising under Florida’s Unfair, Deceptive Trade Practice Act, the federal RICO statute, along with claims for breach of contract, conspiracy to commit fraud and unjust enrichment. Systemax, TigerDirect and OnRebate have moved to dismiss the Complaint and to transfer the matter to the Southern District of Florida. The Court has not yet ruled on these motions and has not yet certified a class. The Company intends to vigorously defend this case.

State of Florida, Office of the Attorney General Subpoena

On January 2, 2008 the Company received a subpoena for documents from the Florida Attorney General’s Office relating to the payment and processing of rebates by the Company. On January 30, 2008 the Company received a second subpoena for additional documents. The Company is cooperating with the Florida Attorney General’s Office to provide the requested documents.

Other Matters

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

	High	Low
2007
First Quarter	$30.13	$18.10
Second Quarter	21.75	16.22
Third Quarter	22.12	17.60
Fourth Quarter	24.47	17.95

2006
First Quarter	$7.33	$6.23
Second Quarter	7.99	5.87
Third Quarter	16.02	7.25
Fourth Quarter	18.80	9.93

On December 29, 2007, the last reported sale price of our common stock on the New York Stock Exchange was $20.52 per share.  As of December 29, 2007, we had 232 shareholders of record.

On March 3, 2008, the Company’s Board of Directors declared a special dividend of $1.00 per share payable on April 2, 2008 to shareholders of record on March 21, 2008. This special dividend is the second dividend we have paid since our initial public offering. Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we may decide to declare another special dividend in the future, but we have no present plans of doing so

On March 14, 2007, the Company’s Board of Directors declared a special dividend of $1.00 per share payable on April 12, 2007 to shareholders of record on April 2, 2007. This special dividend was the first dividend we have paid since our initial public offering.

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. The selected statement of operations data for fiscal years 2007, 2006 and 2005 and the selected balance sheet data as of December 2007 and 2006 are derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 2005, 2004 and 2003 and the selected statement of operations data for fiscal years 2004 and 2003 are derived from the audited consolidated financial statements of the Company which are not included in this report.

	Years Ended December 31,
	(In millions, except per share data)
	2007	2006	2005	2004*	2003*

Statement of Operations Data:
Net sales	$2,779.9	$2,345.2	$2,115.5	$1,928.1	$1,655.7
Gross profit	$426.3	$342.9	$307.3	$286.5	$264.9
Selling, general & administrative expenses	$330.8	$281.0	$268.3	$260.1	$251.5
Restructuring and other charges	—	—	$4.2	$7.4	$1.7
Operating income	$95.5	$61.9	$34.8	$19.0	$9.2
Provision for income taxes	$30.5	$24.5	$21.4	$6.4	$4.4
Net income	$69.5	$45.1	$11.4	$10.2	$3.2
Per Share Amounts:
Net income — basic	$1.93	$1.29	$.33	$.30	$.09
Net income — diluted	$1.84	$1.22	$.31	$.29	$.09
Weighted average common shares — basic	36.0	35.0	34.6	34.4	34.2
Weighted average common shares — diluted	37.8	36.9	36.5	35.5	34.9
Cash dividends declared per common share	$1.00	$—	$—	$—	$—
Balance Sheet Data:
Working capital	$273.5	$229.4	$169.8	$148.0	$144.1
Total assets	$673.9	$584.1	$504.5	$483.2	$445.3
Short-term debt	$4.3	$12.8	$26.8	$25.0	$20.8
Long-term debt, excluding current portion	$.3	$.5	$8.0	$8.6	$18.4
Shareholders’ equity	$335.8	$289.5	$232.8	$222.6	$208.6

* As previously restated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments — Technology Products, Industrial Products and Hosted Software. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Western Europe.  Most of these products are manufactured by other companies.  We assemble our own PCs and sell them under our own trademarks Systemax™ and Ultra™.  We also sell certain computer-related products manufactured for us to our own design under the trademark Ultra™. Technology products accounted for 92% of our net sales in 2007.  Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 8% of our net sales in 2007.  In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.  Our Hosted Software segment, which became a reportable segment in 2006, participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application.  See Note 11 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

The market for computer products and consumer electronics is subject to intense price competition and is characterized by narrow gross profit margins. The North American industrial products market is highly fragmented and we compete against multiple distribution channels. Distribution of information technology and our industrial products is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of leasing warehouse space, maintaining inventory and inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stocking and drop-shipment fulfillment.

The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, and employee benefits and stock option expenses. We have made substantial reductions in our workforce and closed or consolidated several facilities over the past several years.  Our restructuring actions and other cost savings measures implemented over the last several years resulted in reducing our consolidated selling, general and administrative expenses from 15.2% of net sales in 2003 to 11.9% of net sales in 2007. We will continue to monitor our costs and evaluate the need for additional actions.

During the first quarter of 2008 the Company entered into an asset purchase agreement with CompUSA Inc. and acquired CompUSA’s e-commerce business and 16 of its retail leases and related fixtures for direct consideration of approximately $30.4 million. This acquisition accelerates the Company’s planned expansion into the retail market place for Technology Products and gives the Company 26 retail outlets in North America and Puerto Rico.

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

Restructuring charges.  We have taken restructuring actions in the past, and may commence further restructuring activities which result in recognition of restructuring charges. These actions require management to make judgments and utilize significant estimates regarding the nature, timing and amounts of costs associated with the activity. When we incur a liability related to a restructuring action, we estimate and record all appropriate expenses, including expenses for severance and other employee separation costs, facility consolidation costs (including estimates of sublease income), lease cancellations, asset impairments and any other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be impacted, which could materially affect our consolidated financial position and results of operations.

Recently Adopted and Newly Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  At January 1, 2007, the Company had a liability for unrecognized tax benefits of $3,379,000 (including interest and penalties of $731,000) of which $283,000 was charged to retained earnings at January 1, 2007.  Of this total, $2,586,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

During 2007, the Company resolved a state tax issue by paying an assessment of approximately $1,901,000 (including $169,000 in interest) to a state taxing authority.  As of December 31, 2007 the Company’s liability for unrecognized tax benefits was approximately $1,547,000 (including interest and penalties of approximately $632,000).

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007. This statement was issued to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The Company is currently evaluating the potential impact, if any, of this pronouncement.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)” which is effective for fiscal years beginning after November 15, 2007. This interpretation was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the potential impact, if any, of this pronouncement.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FASB Statement 141. SFAS No.141R retains the requirement that the acquisition method of accounting be used for business combinations. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness and comparability that reporting entities provide in their financial reports about business combinations and their effects. SFAS 141R establishes principles and requirements for how an acquirer 1) recognizes and measures identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest” (“SFAS No. 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that reporting entities provide related to noncontrolling interests, sometimes referred to as minority interests. SFAS No. 160 requires, among other things, that noncontrolling interests be shown separately in the consolidated entity’s equity section of the balance sheet. SFAS No. 160 also establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, for presentation of amounts of consolidated net income attributable to the parent and the noncontrolling interest, for consistency in accounting for changes in a parent’s ownership interest when the parent retains a controlling interest, for the valuation of retained noncontrolling equity interests when a subsidiary is deconsolidated and for providing sufficient disclosure that identifies and distinguishes the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of this pronouncement.

Highlights from 2007

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•                  Sales increase of 19% in 2007 over 2006

•                  E-commerce sales increase of 12% in 2007 over 2006

•                  Operating income increase of 54% in 2007 over 2006

•                  Net income increase of 54% in 2007 over 2006

•                  Diluted earnings per share increase of 51% in 2007 over 2006

Results of Operations

Key Performance Indicators (in thousands):

	Years Ended December 31,
	2007	2006	% Change	2006	2005	% Change
Net sales by segment:
Technology products	$2,553,716	$2,148,104	18.9%	$2,148,104	$1,940,902	10.7%
Industrial products	225,746	196,860	14.7%	196,860	174,616	12.8%
Hosted software	413	201	105.5%	201	—	—%
Total net sales	$2,779,875	$2,345,165	18.5%	$2,345,165	$2,115,518	10.9%
Net sales by geography:
North America	$1,847,477	$1,601,259	15.4%	$1,601,259	$1,420,881	12.7%
Europe	932,398	743,906	25.3%	743,906	694,637	7.1%
Total net sales	$2,779,875	$2,345,165	18.5%	$2,345,165	$2,115,518	10.9%
Gross margin	15.3%	14.6%	.7%	14.6%	14.5%	.1%
SG&A costs	$330,797	$281,015	17.7%	$281,015	$272,478	3.1%
SG&A costs as % of sales	11.9%	12.0%	(.1)%	12.0%	12.9%	(7.0)%
Operating income	$95,505	$61,904	54.3%	$61,904	$34,809	77.8%
Operating margin	3.4%	2.6%	.8%	2.6%	1.6%	1.0%
Effective income tax rate	30.5%	35.2%	(4.5)%	35.2%	65.2%	(30.0)%
Net income	$69,481	$45,147	53.9%	$45,147	$11,441	294.6%
Net margin	2.5%	1.9%	.6%	1.9%	.5%	1.4%

NET SALES

Sales increased in all three reporting business segments and in both geographies during 2007 over 2006.  The growth in Technology Products sales was driven by increased internet and retail store sales, private label product sales and expanded product offerings. The growth in Industrial Products sales resulted from the Company increasing its market share through competitive pricing advantages and increased internet sales. The growth in North American sales reflected the above factors in both segments.  The growth in European sales was driven by strong business to business gains and by the effect of a weaker US dollar.  Exchange rates positively impacted the European sales comparison by approximately $78 million in 2007 as compared to 2006. Excluding the movements in foreign exchange rates, European sales would have increased 12% from the prior year. Sales as measured in local currencies increased in all of the European markets we serve in 2007.  Sales in our Hosted Software segment were not material in 2007 or 2006 due to early stage of operations.

Sales increased in all three reporting business segments and in both geographies during 2006 over 2005.  The growth in Technology Products sales was driven primarily by increased internet-related marketing initiatives targeting consumers.  The growth in Industrial Products sales resulted from the Company growing its market share through competitive pricing advantages and increased internet sales.  The growth in North American sales reflected the above factors in both segments. The growth in European sales was driven by strong business to business gains and by the effect of a weaker US dollar.  Exchange rates positively impacted the European sales comparison by approximately $4 million in 2006 as compared to 2005.  Sales in our Hosted Software segment were not material in 2006 and 2005 due to early stage of operations.

GROSS MARGIN

Consolidated gross margin increased 70 basis points during 2007 over 2006, due primarily to decreased competitive pricing pressures in the Technology Products segment.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, rebates and other variables, any or all of which may result in fluctuations in gross margin.

Gross margin was relatively flat during 2006 over 2005, due to decreased competitive rebates and pricing pressures in the Company’s Technology Products segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased in 2007 over 2006 primarily as a result of the increase in sales volume as well as increased accounting, auditing, legal and consulting costs related to the Company being subject to Sarbanes Oxley section 404 requirements. Significant expense increases include approximately $26 million of increased internet advertising costs, $8 million of increased sales salaries related to the increased sales volume and an increase in other salaries and related costs of approximately $15 million due to increased staff in areas such as finance, marketing and information technology.

Selling, general and administrative expenses increased in 2006 over 2005 as a result of approximately $3 million of increased credit card fees, a $4 million increase in sales salaries related to the increased sales volume, an increase in other salaries and related costs of approximately $10 million due to increased staff in areas such as marketing and information technology as well as approximately $1.8 million of salary expense related to stock compensation expense recorded as the result of the adoption of SFAS 123(R). Rent expense increased $2.3 million due to the company’s expansion. These increases were partially offset by a decrease of approximately $6.1 million of bad debt expense and a positive impact of foreign exchange of approximately $3.5 million.

RESTRUCTURING AND OTHER CHARGES

During 2005, we incurred $4.2 million of restructuring and other charges. These costs were primarily related to further restructuring actions undertaken in Europe during the year as a result of continuing decline in profitability. The costs were comprised primarily of staff severance expense related to the elimination of approximately 240 positions, which resulted in approximately $6 million in annual savings.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

Interest expense was $1.0 million, $1.7 million and $2.7 million in 2007, 2006 and 2005. Interest expense decreased in 2007 and 2006 as a result of decreased short-term borrowings in the United Kingdom. The extinguishment of mortgage debt related to our Georgia warehouse sale in the first quarter of 2006 also contributed to the decreased interest expense. Interest and other income, net was $5.5 million, $9.5 million and $0.7 million in 2007, 2006 and 2005. The increase in other income in 2006 mainly resulted from the gain on sale of the Georgia location.

INCOME TAXES

The low effective tax rate in 2007 resulted primarily from the reversal of a valuation allowance of approximately $5.9 million against deferred tax assets in the United Kingdom partially offset by the recording of a valuation allowance of approximately $1.7 million against the deferred tax assets of Germany. The United Kingdom valuation allowance, originally recorded at $10.2 million, had been established in 2005 as the result of a cumulative loss position in the United Kingdom and was the primary driver of the high effective tax rate in 2005. The effective rate in 2005 also was unfavorably impacted by increased state and local taxes and losses in other foreign jurisdictions for which no tax benefit has been recognized. These increases were partially offset by an income tax benefit of $2.7 million we recorded in the fourth quarter of 2005 resulting from a favorable decision we received for a petition submitted in connection with audit assessments made in 2002 and 2004 in a foreign jurisdiction.

During 2007, 2006 and 2005, we did not recognize certain foreign tax credits, certain state deferred tax assets in the United States and certain benefits on losses in foreign tax jurisdictions due to our inability to carry such credits and losses back to prior years and our determination that it was more likely than not that we would not generate sufficient future taxable income to realize these assets. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those items. If we are able to realize all or part of these deferred tax assets in future periods, it will reduce our provision for income taxes by a release of the corresponding valuation allowance.

Seasonality

Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The following table sets forth the net sales, gross profit and income from operations for each of the quarters since January 1, 2005 (amounts in millions).

	March 31	June 30	September 30	December 31
2007
Net sales	$676	$647	$687	$769
Percentage of year’s net sales	24.3%	23.3%	24.7%	27.7%
Gross profit	$97	$99	$111	$120
Operating income	$22	$20	$26	$27

2006
Net sales	$575	$547	$575	$648
Percentage of year’s net sales	24.5%	23.3%	24.5%	27.6%
Gross profit	$90	$77	$92	$83
Operating income	$21	$11	$19	$11

2005
Net sales	$538	$506	$489	$583
Percentage of year’s net sales	25.4%	23.9%	23.1%	27.6%
Gross profit	$80	$71	$70	$86
Operating income	$5	$3	$8	$18

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in thousands):

	December 31,
	2007	2006	$ Change
Cash and cash equivalents	$128,021	$86,964	$41,057
Accounts receivable, net	$197,397	$164,615	$32,782
Inventories	$250,222	$233,136	$17,086
Prepaid expenses and other current	$20,589	$26,919	$(6,330)
Accounts payable	$249,117	$201,486	$47,631
Accrued expenses	$82,570	$75,688	$6,882
Short term debt	$4,302	$12,788	$(8,486)
Working capital	$273,453	$229,399	$44,054

Our primary liquidity needs are to support working capital requirements in our business, to fund capital expenditures and minimal acquisitions and fund the special dividends declared by our Board in 2007 and 2008. We rely principally upon operating cash flow and borrowings under our credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our working capital requirements, projected capital expenditures and interest and debt repayments in the foreseeable future.

The growth of our working capital in 2007 over 2006 resulted primarily from higher cash, receivables, inventories and lower debt, offset by increased payables and accrued expenses.  The increase in our inventories was principally in our domestic locations. Inventory turnover was at 10 times during 2007 and 2006. Our accounts receivable days outstanding was at 24 in 2007 up slightly from 23 in 2006. We expect that future accounts receivable and inventory balances will fluctuate with growth in net sales and the mix of our net sales between consumer and business customers.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 2007, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Net cash provided by operating activities was $93.1 million, $34.3 million and $27.3 million during 2007, 2006 and 2005. The increase in cash provided by operating activities in 2007 over 2006 resulted from a $28.2 million increase in net income adjusted by other non-cash items, such as depreciation expense, and an increase of $30.6 million in cash used for changes in our working capital accounts. The increase in cash provided by operating activities in 2006 over 2005 resulted from a $14.1 million increase in net income adjusted by other non-cash items, such as depreciation expense, and a decrease of $7.1 million in cash used for changes in our working capital accounts.

Net cash used in investing activities was $8.0 million during 2007, primarily for capital expenditures. Net cash of $12.2 million was provided by investing activities during 2006 consisting of proceeds from disposals of property and equipment of $18.9 million from the sale of our distribution facility in Suwanee, Georgia offset by cash used for capital expenditures of $6.7 million. We used cash $5.8 million during 2005 in investing activities, principally for the purchase of property, plant and equipment. Capital expenditures in 2007, 2006 and 2005 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of additional retail outlets stores in North America.

Net cash used in financing activities was $46.3 million during 2007, attributable to dividends paid of $36.6 million, repayment of short term debt of $12.9 million, offset by proceeds of stock option exercises, related excess tax benefits and share repurchases of $3.1 million. Net cash of $22.1 million was used in financing activities for 2006. Repayment of short and long-term borrowings used approximately $24.8 million of cash and proceeds from stock option exercises and excess tax benefits from stock option exercises provided approximately $2.6 million of cash. Net cash of $4.7 million was provided by financing activities in 2005, primarily as a result of an increase in our short-term borrowings in Europe.

We have a $120 million secured revolving credit agreement (which may be increased by up to an additional $30 million, subject to certain conditions).  The facility expires in October 2010.  Borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and 40% of qualified inventories and are secured by accounts receivable, inventories and certain other assets. The undrawn availability under the facility may not be less than $15 million until the last day of any month in which the availability net of outstanding borrowings is at least $70 million. The revolving credit agreement requires that we maintain a minimum level of availability. If such availability is not maintained, we will then be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditures and payments of dividends. As of December 31, 2007, the Company was in compliance with all of the covenants under the credit facility. Eligible collateral under the facility was $106.9 million, total availability was $97.0 million, outstanding letters of credit of were $9.7 million and there were no outstanding advances.

The Company’s Netherlands subsidiary maintains a €5 million ($7.4 million as of December 2007 exchange rate) credit facility with a local financial institution. At December 2007 there was approximately €2.6 million ($3.9 million) outstanding under this line. The facility carries interest at a rate of 7.05%. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts.  This facility expires in September 2008.

In April 2002, we entered into a ten year, $8.4 million mortgage loan on our Suwanee, Georgia distribution facility.  During the first quarter of fiscal 2006, we sold this facility and repaid the remaining balance on the loan. The facility was replaced by a larger, leased distribution center in a nearby area.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expire at various dates through 2026.  We currently lease one of our New York facilities from an entity owned by Richard Leeds, Robert Leeds and Bruce Leeds, the Company’s three principal shareholders and senior executive officers. The annual rental will total $860,000 for 2008 and the lease expires in 2017. We have sublease agreements for unused space we lease Wellingborough, England. In the event the sublessee is unable to fulfill its obligations, we would be responsible for rent due under the lease. However, we expect the sublessee will fulfill their obligations under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 2007 (in thousands):

	2008	2009	2010	2011	2012	After 2012
Contractual Obligations:
Capital lease obligations	$471	$186	$73	$10
Non-cancelable operating leases, net of subleases	13,280	12,895	10,390	9,342	8,549	54,737
Purchase and other obligations	6,945	3,437	3,523	3,368	3,471	3,632
Short term loans	3,853
Tax contingencies	1,547
Total contractual obligations	$26,096	$16,518	$13,986	$12,720	$12,020	$58,369

Our purchase and other obligations consist primarily of certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $9.7 million of standby letters of credit outstanding as of December 2007.

Our operating results have generated cash flow which, together with borrowings under our debt agreements, has provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. Our primary ongoing cash requirements will be to finance working capital, particularly working capital requirements related to our purchase of CompUSA, provide payment of the special shareholder dividend of approximately $37 million (based on shareholders of record as of March 21,2008) declared in the first quarter of 2008, fund the payment of principal and interest on indebtedness, fund capital expenditures, fund minimal acquisitions and fund any future special shareholder dividends that may be declared. We believe future cash flows from operations and availability of borrowings under our lines of credit will be sufficient to fund ongoing cash requirements for at least the next twelve months.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. Sales would have fluctuated by approximately $102 million and pre tax income would have fluctuated by approximately $1.6 million if average foreign exchange rates changed by 10% in 2007.  We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 2007 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 2007, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see Item 15 of Part IV.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. As part of this evaluation we identified a significant deficiency, as defined under Auditing Standard No. 5: An Audit of Internal Control Over Financial Reporting That is Integrated With an Audit of Financial Statements, in our internal controls over financial reporting as of December 31, 2007. This significant deficiency is:

The Company consolidates its worldwide financial results from disparate underlying financial and operational systems that have various functional limitations and few automated interfaces. This results in a consolidation process that is heavily reliant on manual review procedures and manual adjustments. Our control over this consolidation process primarily consists of corporate review procedures. The design and operation of this control process may not prevent or detect misstatements on a timely basis. This significant deficiency does not, in our judgment, rise to the level of a material weakness in internal controls over financial reporting because we believe that the controls in place would prevent or detect a material misstatement. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Inherent Limitations of Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Ernst & Young, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, a copy of which is included in this report.

Changes in Internal Control Over Financial Reporting

In conjunction with our Section 404 compliance efforts, we have made numerous significant improvements to our internal control over financial reporting, including remediation of the significant deficiencies noted during previous quarters, with the exception of the consolidation process. The scope of these improvements was broad, impacting internal control over financial reporting throughout the Company. However, the nature of these improvements was incremental and the impact was not material both individually and in the aggregate.

There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference from the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders which we anticipate filing April 25, 2008 (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference from the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

                              (a)     1.     Consolidated Financial Statements of Systemax Inc.

2.	Financial Statement Schedules:

The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

Schedule II – Valuation and Qualifying Accounts 60

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

3.2

Amended and Restated By-laws of Registrant (effective as of December 29,2007) 4.1     Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995)

10.1	Form of 1995 Long-Term Stock Incentive Plan* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)

10.2	Form of 1999 Long-Term Stock Incentive Plan as amended* (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2003)

10.3

Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.4

Amendment to Lease Agreement dated September 29, 1998 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998)

10.5

Lease Agreement dated as of July 17, 1997 between the Company and South Bay Industrials Company (Compton facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1997)

10.6

Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago (Trustee for the original landlord) and Walsh, Higgins & Company (Contractor) (“Naperville Illinois Facility Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.7

Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998)

10.8

Royalty Agreement dated June 30, 1986 between the Company and Richard Leeds, Bruce Leeds and Robert Leeds, and Addendum thereto (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.9	Form of 1995 Stock Plan for Non-Employee Directors* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)

10.12

Employment Agreement dated as of December 12, 1997 between the Company and Steven M. Goldschein* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1997. See exhibit 10,23 for Amendment.)

10.15

Employment Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004)

10.16

Restricted Stock Unit Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004)

10.17

Amended and Restated Credit Agreement, dated as of October 27, 2005, between JP Morgan Chase Bank, N.A. and affiliates, General Electric Capital Corporation, and GMAC Commercial Finance LLC (as Lenders) with the Company and certain subsidiaries of the Company (as Borrowers) (the “Amended and Restated JP Morgan Chase Loan Agreement”) (incorporated by reference to the Company’s report on Form 8-K dated October 27, 2005)

10.18

Amendment No. 1, dated as of December 19, 2005, to the Amended and Restated JP Morgan Chase Loan Agreement (incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 2005)

10.19

Lease agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 2005)

10.20

First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 2005)

10.21

First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord) (incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 2005)

10.22

Agreement of Purchase and Sale, dated December 9, 2005, between the Company (as Seller) and Hewlett Packard Company (as Buyer) (Suwanee, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 2005)

10.23

Amendment No. 1 dated January 17, 2007, to Employment Agreement dated as December 12, 1997 between the Company and Stephen M. Goldschein*(incorporated by reference to the Company’s report on Form 10-K dated December 31, 2006).

10.24	Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold*(incorporated by reference to the Company’s report on Form 10-K dated December 31, 2006).

10.25	Form of 2006 Stock Incentive Plan for Non-Employee Directors*(incorporated by reference to the Company’s report on Form 10-K dated December 31, 2006).

10.26	Form of 2005 Employee Stock Purchase Plan* (incorporated by reference to the Company’s report on Form 10-K dated December 31, 2006).

10.27	Second Amendment to Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates(filed herewith).

10.28	Asset Purchase Agreement between the Company and CompUSA dated January 5, 2008 (filed herewith).

10.29	Amendment to Asset Purchase Agreement between the Company and CompUSA dated February 14, 2008 (filed herewith).

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of March 30, 2005) (incorporated by reference to the Company’s report on Form 8-K dated March 30, 2005)

21	Subsidiaries of the Registrant

23	Consent of experts and counsel: Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Audit Committee of the Company’s Board of Directors, as revised August 29, 2006 (incorporated by reference to the Company’s report on Form 8-K dated August 29, 2006)

99.2	Charter of the Compensation Committee of the Company’s Board of Directors, as revised August 29, 2006 (incorporated by reference to the Company’s report on Form 8-K dated August 29, 2006)

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

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	March 13, 2008
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman	March 13, 2008
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman	March 13, 2008
Robert Leeds

/s/ LAWRENCE P. REINHOLD	Executive Vice President and Chief Financial Officer	March 13, 2008
Lawrence P. Reinhold	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 13, 2008
Thomas Axmacher	(Principal Accounting Officer)

/s/ GILBERT FIORENTINO	Director	March 13, 2008
Gilbert Fiorentino

/s/ ROBERT D. ROSENTHAL	Director	March 13, 2008
Robert D. Rosenthal

/s/ STACY DICK	Director	March 13, 2008
Stacy Dick

/s/ ANN R. LEVEN	Director	March 13, 2008
Ann R. Leven

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Systemax, Inc.

We have audited the accompanying consolidated balance sheets of Systemax, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule included in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, Systemax, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” and effective January 1, 2006, Systemax, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 12, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of

Systemax, Inc.

We have audited Systemax, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Systemax, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Systemax, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Systemax, Inc. and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 12, 2008

SYSTEMAX INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2007	2006

ASSETS:
Current assets:
Cash and cash equivalents	$128,021	$86,964
Accounts receivable, net of allowances of $11,817 and $11,370	197,397	164,615
Inventories, net	250,222	233,136
Prepaid expenses and other current assets	20,589	26,919
Deferred income tax assets, net	9,360	7,727
Total current assets	605,589	519,361

Property, plant and equipment, net	48,480	48,586
Deferred income tax assets, net	18,652	14,041
Other assets	1,150	2,173

Total assets	$673,871	$584,161

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term borrowings, including current portions of long-term debt	$4,302	$12,788
Accounts payable	245,264	201,486
Accrued expenses and other current liabilities	82,570	75,688
Total current liabilities	332,136	289,962

Long-term debt	254	483
Other liabilities	5,646	4,226
Total liabilities	338,036	294,671

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,332,990 and 38,331,990 shares; outstanding 36,092,067 and 35,341,377 shares	383	383
Additional paid-in capital	173,381	172,983
Common stock in treasury at cost — 2,240,923 and 2,990,613 shares	(26,324)	(35,131)
Retained earnings	176,684	144,074
Accumulated other comprehensive income, net of tax	11,711	7,181
Total shareholders’ equity	335,835	289,490

Total liabilities and shareholders’ equity	$673,871	$584,161

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$2,779,875	$2,345,165	$2,115,518
Cost of sales	2,353,574	2,002,246	1,808,231
Gross profit	426,301	342,919	307,287
Selling, general and administrative expenses	330,797	281,015	268,327
Restructuring and other charges	—	—	4,151
Operating income	95,504	61,904	34,809
Interest and other income, net	(5,505)	(9,475)	(735)
Interest expense	986	1,684	2,670
Income before income taxes	100,023	69,695	32,874
Provision for income taxes	30,542	24,548	21,433
Net income	$69,481	$45,147	$11,441
Net income per common share:
Basic	$1.93	$1.29	$.33
Diluted	$1.84	$1.22	$.31

Weighted average common and common equivalent shares:
Basic	35,968	34,960	34,646
Diluted	37,688	36,881	36,488

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,481	$45,147	$11,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,780	8,185	9,994
(Gain) loss on dispositions and abandonment	(1,032)	(7,721)	1,279
Provision (benefit) for deferred income taxes	(6,106)	2,254	6,228
Provision for returns and doubtful accounts	4,575	1,503	7,620
Compensation expense related to equity compensation plans	4,159	2,330	1,004
Tax benefit of employee stock plans	—	—	12
Changes in operating assets and liabilities:
Accounts receivable	(27,786)	(3,917)	(31,722)
Inventories	(13,229)	(36,216)	(3,457)
Prepaid expenses and other current assets	9,229	(10,060)	3,989
Income taxes payable/receivable	(235)	(4,234)	527
Accounts payable, accrued expenses and other current liabilities	45,247	37,055	20,430
Net cash provided by operating activities	93,083	34,326	27,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,950)	(6,701)	(5,896)
Proceeds from disposals of property, plant and equipment	28	18,938	103
Net cash provided by (used in) investing activities	(7,922)	12,237	(5,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds of borrowings from banks	(8,708)	(16,473)	13,889
Repayments of long-term debt and capital lease obligations	(328)	(8,305)	(9,978)
Dividends paid	(36,588)	—	—
Proceeds from issuance of common stock, net of repurchases	972	1,602	780
Excess tax benefit from exercises of stock options	2,160	1,030	—
Net cash provided by (used in) financing activities	(42,492)	(22,146)	4,691

EFFECTS OF EXCHANGE RATES ON CASH	(1,612)	(744)	791

NET INCREASE IN CASH AND CASH EQUIVALENTS	41,057	23,673	27,034
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	86,964	63,291	36,257

CASH AND CASH EQUIVALENTS — END OF YEAR	$128,021	$86,964	$63,291

Supplemental disclosures:
Interest paid	$1,182	$1,861	$2,498
Income taxes paid	$30,275	$26,465	$15,522
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$251	$776	—
Deferred stock-based compensation related to restricted unit stock granted	—	—	—

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock					Accumulated
	Number					Other	Unearned
	of Shares		Additional	Treasury		Comprehensive	Restricted
	Out-		Paid-in	Stock,	Retained	Income (Loss),	Stock	Comprehensive
	Standing	Amount	Capital	At Cost	Earnings	Net of Tax	Compensation	Income (Loss)

Balances, January 1, 2005	34,433	$382	$180,640	$(44,630)	$87,486	$3,920	$(5,166)	$—
Change in cumulative translation adjustment						(3,027)		(3,027)
Exercise of stock options	328		(3,078)	3,858
Tax benefit of employee stock plans			12
Grant of restricted stock units
Amortization of unearned restricted stock compensation							1,004
Net income					11,441			11,441
Total comprehensive income								$8,414
Balances, December 31, 2005	34,761	382	177,574	(40,772)	98,927	893	(4,162)
Reversal of unamortized unearned restricted stock compensation			(4,162)				4,162
Stock-based compensation expense			2,330
Issuance of restricted stock, net	100	1
Exercise of stock options	480		(4,039)	5,641
Income tax benefit on stock-based compensation			1,280
Change in cumulative translation adjustment						6,288		6,288

Net income					45,147			45,147
Total comprehensive income								$51,435
Balances, December 31, 2006	35,341	383	172,983	(35,131)	144,074	7,181	—
Stock-based compensation expense			4,009
Issuance of restricted stock	205		(2,843)	2,406
Exercise of stock options	546		(3,569)	6,401
Income tax benefit on stock-based compensation			2,801
Cumulative effect of adoption of FIN 48					(283)
Change in cumulative translation adjustment net						4,530		4,530

Dividends paid					(36,588)

Net income					69,481			69,481

Total comprehensive income								$74,011
Balances, December 31, 2007	36,092	$383	$173,381	$(26,324)	$176,684	$11,711	$—

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

                          Fiscal Year — Effective the fourth quarter of 2007, the Company changed its fiscal year end from a calendar year ending on December 31 to a fiscal year ending at midnight on the Saturday closest to December 31. Fiscal years will typically include 52 weeks, but every few years will include 53 weeks which was the case in 2005. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year will be divided into four fiscal quarters that each end at midnight on a Saturday. Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year. For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The effect of the change in year end in 2007 was de minimis.

                          Foreign Currency Translation — The Company has operations in numerous foreign countries.  The functional currency of in each foreign country is the local currency.  The financial statements of the Company’s foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for assets and liabilities, average exchange rates for the statement of operations items and historical rates for equity accounts.  The translation differences are recorded as a separate component of shareholders’ equity.

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

                          Property, Plant and Equipment — Property, plant and equipment is stated at cost.  Depreciation of furniture, fixtures and equipment, including equipment under capital leases, is on the straight-line or accelerated method over their estimated useful lives ranging from three to ten years.  Depreciation of buildings is on the straight-line method over estimated useful lives of 30 to 50 years.  Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective leases.

                          Capitalized Software Costs — The Company capitalizes purchased software ready for service and capitalizes software development costs incurred on significant projects from the time that the preliminary project stage is completed and management commits to funding a project until the project is substantially complete and the software is ready for its intended use.  Capitalized costs include materials and service costs and payroll and payroll-related costs.  Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system, generally five years.

                          Evaluation of Long-lived Assets — Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

Accruals — Management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. These estimates are based upon various factors such as the number of units sold, historical and anticipated results and data received from third party vendors. Actual results could differ from these estimates. Our most significant estimates include those related to the costs of vendor drop shipments, sales returns and allowances, cooperative advertising and customer rebate reserves, and other vendor and employee related costs.

                        Product Warranties — Provisions for estimated future expenses relating to product warranties for the Company’s assembled PCs are recorded as cost of sales when revenue is recognized. Liability estimates are determined based on management judgment considering such factors as the number of units sold, historical and anticipated rates of warranty claims and the likely current cost of corrective action.  The changes in accrued product warranties were as follows (in thousands):

	Year ended December 31
	2007	2006	2005
Balance, beginning of year	$1,061	$1,316	$2,011
Charged to expense	1,400	1,556	21
Deductions	(1,547)	(1,811)	(716)
Balance, end of year	$914	$1,061	$1,316

                        Income Taxes — Deferred tax assets and liabilities are recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and for tax loss carry forwards. The realization of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Where it is more likely than not that some portion or of the deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

                        Revenue Recognition and Accounts Receivable — The Company recognizes sales of products, including shipping revenue, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is received by the customers when title and risk of loss have transferred.  Allowances for estimated subsequent customer returns, rebates and sales incentives are provided when revenues are recorded.  Costs incurred for the shipping and handling of its products are recorded as cost of sales. Revenue from extended warranty and support contracts on the Company’s assembled PCs is deferred and recognized over the contract period.

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

Net advertising expenses were $47.2 million, $37.4 million and $39.4 million during 2007, 2006 and 2005 are included in the accompanying Consolidated Statements of Operations.  The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense.  The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $42.6 million, $39.6 million and $39.1 million during 2007, 2006 and 2005.

Prepaid expenses as of December 2007 and 2006 include deferred advertising costs of $3.9 million and $3.5 million which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Stock based compensation — Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

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

In periods prior to 2006, the Company followed the accounting provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” for stock-based compensation and provided the pro forma disclosures required under SFAS 148, “Accounting for Stock-based Compensation — Transition and Disclosure.”  No stock-based employee compensation was reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying stock on the date of grant (See Note 7).

                          Net Income Per Common Share — Net income per common share basic is calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share diluted is calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive securities outstanding during the respective periods, where the effect is anti-dilutive. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method.

                          Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. Equivalent common shares of 1,087,000, 989,000 and 842,000 in 2007, 2006 and 2005 were included for the diluted calculation. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0, 36,000 and 503,000 in 2007, 2006 and 2005 due to their antidilutive effect.

                          Comprehensive Income — Comprehensive income consists of net income and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders’ Equity.  Comprehensive income was $74,011,000, $51,435,000 and $8,414,000 in 2007, 2006 and 2005, respectively.

        Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to such plans was approximately $614,000, $514,000 and $455,000 in 2007, 2006 and 2005.

Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash and cash equivalents, trade accounts receivable, accounts payable and debt obligations.  The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices.  At December 31,  2007 and 2006, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and payable and accounts payable are considered to be representative of their respective fair values due to their short-term nature.  The carrying amounts of the notes payable to banks and the term loan payable are considered to be representative of their respective fair values as their interest rates are based on market rates. The estimated fair value of the Company’s mortgage loan payable was $8.8 million at December 31, 2005.

                          Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable.  The Company’s excess cash balances are invested with high credit quality issuers.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base. The Company also performs on-going credit evaluations and maintains allowances for potential losses as warranted.

                        Adoption of New Accounting Standard — Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  At January 1, 2007, the Company had a liability for unrecognized tax benefits of $3,379,000 (including interest and penalties of $731,000) of which $283,000 was charged to retained earnings at January 1, 2007.  Of this total, $2,586,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

                        During 2007, the Company resolved a state tax issue by paying an assessment of approximately $1,901,000 (including $169,000 in interest) to a state taxing authority.  As of December 2007 the Company’s liability for unrecognized tax benefits was approximately $1,547,000 (including interest and penalties of approximately $632,000).

                          Recent Accounting Pronouncements

                        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007. This statement was issued to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The Company is currently evaluating the potential impact, if any, of this pronouncement.

                        In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)” which is effective for fiscal years beginning after November 15, 2007. This interpretation was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the potential impact, if any, of this pronouncement.

                        In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FASB Statement 141. SFAS No.141R retains the requirement that the acquisition method of accounting be used for business combinations. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness and comparability that reporting entities provide in their financial reports about business combinations and their effects. SFAS 141R establishes principles and requirements for how an acquirer 1) recognizes and measures identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of this pronouncement.

                        In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest” (“SFAS No. 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that reporting entities provide related to noncontrolling interests, sometimes referred to as minority interests. SFAS No. 160 requires, among other things, that noncontrolling interests be shown separately in the consolidated entity’s equity section of the balance sheet. SFAS No. 160 also establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, for presentation of amounts of consolidated net income attributable to the parent and the noncontrolling interest, for consistency in accounting for changes in a parent’s ownership interest when the parent retains a controlling interest, for the valuation of retained noncontrolling equity interests when a subsidiary is deconsolidated and for providing sufficient disclosure that identifies and distinguishes the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of this pronouncement.

2.                PROPERTY, PLANT AND EQUIPMENT

                          Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2007	2006
Land and buildings	$33,950	$33,525
Furniture and fixtures, office, computer and other equipment and software	82,838	77,478
Leasehold improvements	12,748	12,762
	129,536	123,765
Less accumulated depreciation and amortization	81,056	75,179
Property, plant and equipment, net	$48,480	$48,586

                          Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2007	2006
Furniture and fixtures, office, computer and other equipment	$2,609	$2,358
Less: Accumulated amortization	1,813	1,270
	$796	$1,088

3.                RELATED PARTY TRANSACTIONS

                          The Company leased its headquarters office/warehouse facility from affiliates during 2007, 2006 and 2005 (see Note 10). Rent expense under the lease aggregated $612,000 in each of those years. The Company believes that these payments were no higher than would be paid to an unrelated lessor for comparable space.

4.     CREDIT FACILITIES

In October 2005, the Company amended and restated its $70,000,000 revolving credit agreement with a group of financial institutions to increase the amount available to $120,000,000 (which may be increased by up to $30 million, subject to certain conditions) and to provide for borrowings by the Company’s United States and United Kingdom subsidiaries. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, the Company’s United Kingdom headquarters building and the Company’s shares of stock in its domestic and United Kingdom subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on October 26, 2010. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company’s option, at the agent bank’s base rate (at December 31, 2007) plus 0.25% or the bank’s daily LIBOR rate (at December 31, 2007) plus 1.25% to 2.25%. The undrawn availability under the facility may not be less than $15 million until the last day of any month in which the availability net of outstanding borrowings is at least $70 million. The facility also calls for a commitment fee payable quarterly in arrears of 0.375% of the average daily unused portions of the facility.       The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of December 31, 2007. As of December 31, 2007, eligible collateral under the agreement was $106.9 million and total availability was $97.0 million. There were outstanding letters of credit of $9.7 million and there were no outstanding advances.

The Company’s Netherlands subsidiary maintains a €5 million ($7.4 million at the December 31, 2007 exchange rate) credit facility with a local financial institution. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. At December 31, 2007 and, 2006 was €2.6 million and €2.2 million ($3.9 million and $3.0 million) of borrowings outstanding under this line with interest payable at a rate of 7.05%. The facility expires in September 2008.

The weighted average interest rate on short-term borrowings was 7.5%, 7.8%, and 6.4% in 2007, 2006 and 2005.

5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Payroll and employee benefits	$21,850	$17,151
Income taxes payable	2,297	2,327
Freight	10,908	6,106
Deferred revenue	5,704	2,653
Other	41,811	47,451
	$82,570	$75,688

6.     LONG-TERM DEBT

         Long-term debt consists of (in thousands):

	December 31,
	2007	2006
Capitalized equipment lease obligations	$703	$1,031
Less: current portion	449	548
	$254	$483

         The aggregate maturities of long-term debt outstanding at December 31, 2007 are as follows (in thousands):

	2008	2009	2010	2011	2012
Maturities	$449	$173	$71	$10	$0

7.     STOCK-BASED COMPENSATION PLANS

                          The Company currently has four equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company.   The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors.  Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 862,867 options were outstanding under this plan as of December 31, 2007.

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan.  The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 39,000 options were outstanding under this plan as of December 31, 2007.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan.  A maximum of 5.0 million shares may be granted under this plan.  The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total.  No award shall be granted under this plan after December 31, 2009. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,739,070 options and 600,000 restricted stock units were outstanding under this plan as of December 31, 2007.

The 2006 Stock Incentive Plan For Non-Employee Directors — This plan, adopted by the Company’s stockholders on October 11, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 15,000 options were outstanding under this plan as of December 31, 2007.

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

The fair value of employee share options is recognized in expense over the vesting period of the options, using the graded attribution method.  The fair value of employee share options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The Company used the simplified method for determining expected life as permitted in SEC Staff Accounting Bulletin 107 for options qualifying for treatment (“plain-vanilla” options) due to the limited history the Company currently has with option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield curve.

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for the years ended December 31, 2007 and 2006 was $3,435,000 and $1,756,000, respectively. The related future income tax benefits recognized for the years ended December 31, 2007 and 2006 were $1,147,000 and $599,000, respectively.

Stock options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2007, 2006 and 2005:

	2007	2006	2005

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	4.93%	4.76%	4.5%
Expected volatility	71.2%	78.2%	79%
Expected life in years	6.2	6.0	5.2

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2007		2006		2005
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,629,076	$4.69	2,657,419	$3.93	3,241,251	$3.96
Granted	699,050	$19.45	479,334	$8.01	75,000	$6.25
Exercised	(545,815)	$5.19	(480,203)	$3.33	(328,374)	$2.37
Cancelled or expired	(126,374)	$15.64	(27,474)	$12.84	(330,458)	$6.35
Outstanding at end of year	2,655,937	$7.95	2,629,076	$4.69	2,657,419	$3.93

Options exercisable at year end	1,645,639		1,891,426		1,891,155
Weighted average fair value per option granted during the year	$13.19		$5.64		$4.21

 The total intrinsic value of options exercised and share based payments made was $6,517,000, $3,501,000 and $679,000, respectively, for the years ended December 31 2007, 2006 and 2005.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2007:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	WeightedAverage Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
$ 1.76 to $ 5.00	996,682	$2.11	4.67	$18,345
$ 5.01 to $ 15.00	1,005,330	$6.40	6.50	14,282
$ 15.01 to $ 20.00	486,338	$19.01	9.41	650
$ 20.01 to $ 20.15	100,000	$20.15	9.11	37
$ 1.76 to $ 20.15	2,588,350	$7.95	6.44	$33,314

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the year December 31, 2007 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2007. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during the year ended December 31, 2007:

	For Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2007	737,650	$3.71
Granted	699,050	$13.19
Vested	(270,903)	$2.48
Forfeited	(67,999)	$4.68
Unvested at December 31, 2007	1,097,798	$9.99

At December 31, 2007, there was approximately $5,500,000 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years. The total fair value of stock options vested during the years ended December 31, 2007, 2006 and 2005 was $671,000, $1,502,000 and $761,000, respectively.

Restricted Stock and Restricted Stock Units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. The restricted stock unit award was a non-performance award which vests at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was approximately $574,000 in 2007 and 2006 and $1,005,000 in 2005. Share-based compensation expense for restricted stock issued to Directors was $75,000 in each of the years ended December 31, 2007 and 2006.

Under the provisions of SFAS 123(R), the balance sheet recognition of unearned compensation is no longer allowed. As of January 1, 2006, the balance of Unearned Restricted Stock Compensation was reversed into Additional Paid-in Capital on the Company’s balance sheet. As of December 31, 2007, there was unrecognized stock-based compensation of $3.0 million related to the restricted stock award, which is expected to be recognized over a weighted-average period of 5.0 years.

Prior to the Adoption of SFAS 123(R)

Prior to 2006, the Company elected to follow the accounting provisions of APB Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, the Company did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the market value of the underlying stock on the date of grant for periods prior to January 1, 2006. The following table illustrates the effect on net income per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

2005
Net income — as reported	$11,441
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	647
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	915
Pro forma net income	$11,173

Basic net income per common share:
Net income — as reported	$.33
Net income — pro forma	$.32

Diluted net income per common share:
Net income — as reported	$.31
Net income — pro forma	$.31

                          The weighted average remaining contractual life of the stock options outstanding was 6.7 years at December 31, 2005.

8.     RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During the year ended December 31, 2005, management approved and implemented restructuring actions which included workforce reductions and facility consolidations. The following table summarizes the amounts recognized by the Company as restructuring and other charges for the periods presented (in thousands):

Years ended December 31,	2005
2003 United States warehouse consolidation plan	$122
2002 United Kingdom consolidation plan	(93)
Litigation settlements	300
Other severance and exit costs	3,822
Total restructuring and other charges	$4,151

2003 United States Warehouse Consolidation Plan

In the fourth quarter of 2003, the Company implemented a plan to consolidate the warehousing facilities in its United States computer supplies business. The Company recorded $122,000 of additional severance costs in 2005 related to this plan.

2002 United Kingdom Consolidation Plan

In 2002 the Company implemented a restructuring plan to consolidate the activities of three United Kingdom locations into a new facility constructed for the Company. During 2005 the Company recorded $93,000 of gain related to this plan as actual costs were less than anticipated.

Litigation Settlements

In May 2006, the Company entered into a stipulation of settlement with all of the plaintiffs who had filed derivative complaints in 2005 alleging misconduct in connection with the Company’s restatement of its 2004 financial results (see Note 10).

Other Severance and Exit Costs

The Company recorded restructuring costs of $3.8 million during 2005 in Europe in connection with workforce reductions and facility exit costs. In 2005, these costs were comprised of employee severance costs.

The following table summarizes the components of the accrued restructuring charges and the movements within these components during 2007, 2006 and 2005 (in thousands). The balance of the restructuring reserves is included in the Consolidated Balance Sheets within accrued expenses and other current liabilities.

	Severance and Personnel Costs	Other Exit Costs	Total
Balance as of January 1, 2005	$633	$1,396	$2,029
Charged to expense in 2005	3,945	(93)	3,852
Amounts utilized	(4,325)	(1,038)	(5,363)
Balance at December 31, 2005	253	265	518
Amounts utilized	(253)	(176)	(429)
Balance at December 31, 2006	$0	$89	$89
Amounts utilized	(0)	(89)	(89)
Balance at December 31, 2007	$0	$0	$0

9.                INCOME TAXES

                          The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$81,832	$53,587	$38,912
Foreign	18,191	16,108	(6,038)
Total	$100,023	$69,695	$32,874

                          The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$26,174	$15,437	$10,499
State	4,842	3,179	3,146
Foreign	5,632	3,678	1,560
Total current	36,648	22,294	15,205
Deferred:
Federal	(1,004)	1,235	(265)
State	277	511	(490)
Foreign	(5,379)	508	6,983
Total deferred	(6,106)	2,254	6,228
TOTAL	$30,542	$24,548	$21,433

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense (benefit) and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income tax at Federal statutory rate	$35,008	$24,407	$11,506
State and local income taxes (benefits) and changes in valuation allowances, net of federal tax benefit	3,332	2,577	1,311
Foreign taxes at rates different from the U.S. rate	(2,260)	1,199	1,703
Changes in valuation allowances for foreign deferred tax assets	(6,184)	(2,260)	10,194
Tax credits	—	(718)	(197)
Non-deductible items	963	—	—
Adjustment for prior year taxes	(593)	(760)	(3,205)
Other items, net	276	103	121
	$30,542	$24,548	$21,433

                          The deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2007	2006
Current:
Deductible assets	$(773)	$(876)
Accrued expenses and other liabilities	8,379	8,063
Inventory	2,374	1,596
Other	(524)	(318)
Valuation allowances	(96)	(738)
Total current assets, net	9,360	7,727

Non-current:
Net operating loss and credit carryforwards	12,462	15,881
Accelerated depreciation	3,494	3,520
Intangible and other assets	6,791	8,453
Other	3,196	3,328
Valuation allowances	(7,291)	(17,141)
Subtotal non-current assets, net	18,652	14,041
TOTAL	$28,012	$21,768

                          The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $33.8 million as of December 31, 2007, since these earnings are indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire through 2022 except for carryforwards in the United Kingdom which have no expiration.  The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded.  The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

                          In the fourth quarter of 2005, the Company recorded a valuation allowance of $10.2 million related to carryforward losses and deferred tax assets in the United Kingdom. The Company’s United Kingdom subsidiary had recorded losses and has been affected by restructuring activities in recent years.  These losses and the loss incurred for the year ended December 31, 2005 represented evidence for management to estimate that a full valuation allowance for the net deferred tax assets was necessary. In the fourth quarter of 2005, the Company also recorded an income tax benefit of $2.7 million as a result of a favorable decision received in connection with a petition submitted in connection with audit assessments made in 2002 and 2004 in a foreign jurisdiction. In the fourth quarter of 2007 the Company’s United Kingdom subsidiary emerged from its cumulative loss position and the remaining valuation allowance against the deferred tax assets of the United Kingdom of approximately $5.9 million was reversed. In the fourth quarter of 2007 the Company recorded a valuation allowance of approximately $1.7 million against the deferred tax assets of its German subsidiary as the result of the German subsidiary entering a cumulative loss position and uncertainty as to whether or not future earnings will be sufficient to enable utilization of those assets.

                          As of December 31, 2007, the valuation allowances of approximately $7.4 million related to net operating loss carryforwards in foreign jurisdictions of $6.0 million, $1.2 million for state net operating loss carryforwards and $0.2 million for other state deductible temporary differences. During the year ended December 31, 2007, valuation allowances decreased $10.5 million primarily as a result of the reversal of the valuation allowance in the United Kingdom, utilization of net operating losses and timing differences in the United Kingdom and utilization of state net operating loss deductions in the United States.  Valuation allowances decreased $2.3 million in 2006 for carryforward losses utilized for which valuation allowances had been previously provided. As of December 31, 2006, the valuation allowances of $17.9 million included $11.4 million related to net operating loss carryforwards and $3.2 million for other deductible temporary differences in foreign jurisdictions, $3.0 million for state net operating loss carryforwards and $0.3 million for other state deductible temporary differences. During the year ended December 31, 2006, valuation allowances increased $2.6 million as a result of additional losses incurred in certain state jurisdictions and adjustments of prior year’s allowances in foreign jurisdictions. As of December 31, 2005, the valuation allowances of $15.3 million included $11.1 million related to net operating loss carryforwards and $2.3 million for other deductible temporary differences in foreign jurisdictions and $1.5 million for state net operating loss carryforwards and $0.4 million for other state deductible temporary differences. During the year ended December 31, 2005, valuation allowances increased $5.6 million as a result of additional losses incurred in foreign and state jurisdictions, net of reductions resulting from changes in deferred tax assets due to changes in tax laws. Valuation allowances decreased $1,301,000 in 2005 for carryforward losses utilized for which valuation allowances had been previously provided.

                          The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments and believes it has adequately accrued for exposures for tax liabilities resulting from future tax audits. To the extent the Company would be required to pay amounts in excess of reserves or prevail on matters for which accruals have been established, the Company’s effective tax rate in a given period may be materially impacted. The Company’s federal income tax returns for fiscal years 1996 through 2002 were audited by the Internal Revenue Service. The outcome of the audit did not have a material impact on the Company’s consolidated financial statements.  The Company has not signed any consents to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2005. The Company considers its significant tax jurisdictions in foreign locations to be the United Kingdom, Canada, France, Italy and Germany. The Company remains subject to examination in the United Kingdom for years after 2001, in Canada for years after 2000, in France for years after 2004, in Italy for years after 2002 and in Germany for years after 2004.

                        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  At January 1, 2007, the Company had a liability for unrecognized tax benefits of $3,379,000 (including interest and penalties of $731,000) of which $283,000 was charged to retained earnings at January 1, 2007.  Of this total, $2,586,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At December 31, 2007 the Company had a liability for unrecognized tax benefits of $1,547,000 (including interest and penalties of $631,000). Of this total, $1,467,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The following table details activity of the Company’s uncertain tax positions during 2007:

December 31,
2007
Opening balance January 1,2007	$2,648
Decreases related to settlements with taxing authorities	(1,732)
Closing balance December 31, 2007	$916

                        Interest and penalties of approximately $69,000 related to unrecognized tax benefits were expensed in 2007 and are included in income tax expense. Within the next twelve months the Company believes it reasonably possible that certain tax positions may be reduced. The specific positions that may be reduced are related to certain ongoing state and foreign tax audits. The Company estimates that the unrecognized benefits may be reduced by $1.5 million.

10.         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

                          Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilitiesand equipment which expire at various dates through September 2026. The Company currently leases one facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers (see Note 3). The Company also acquires certain computer and communications equipment pursuant to capital lease obligations.

                          At December 31, 2007, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in thousands):

	Capital Leases	Third Party Operating Leases	Related Party Operating Lease	Total

2008	$471	$13,589	$860	$14,920
2009	186	13,204	895	14,285
2010	73	10,699	932	11,704
2011	10	9,651	970	10,631
2012		9,089	1,010	10,099
2013-2017		32,269	5,706	37,975
2018-2022		17,644		17,644
Thereafter		4,823		4,823
Total minimum lease payments	740	110,968	10,373	122,081
Less: sublease rental income		1,775		1,775
Lease obligation net of subleases	740	$109,193	$10,373	$120,306
Less amount representing interest	37
Present value of minimum capital lease payments (including current portion of $449)	$703

                          Annual rent expense aggregated approximately $14,760,000, including $612,000 to related parties, for 2007, $13,198,000, including $612,000 to related parties, for 2006 and $10,272,000, including $612,000 to related parties, for 2005. Rent expense for 2007 is net of sublease income of $853,000.

                          Litigation —

                          Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a class action complaint in U.S. District Court (E.D.N.Y.) against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all OnRebate customers whose rebates were denied or delayed . (OnRebate.com Inc. is a rebate processing company owned by Systemax.) Vukson’s Complaint alleges that since 2004 Systemax, TigerDirect and OnRebate have conducted a deceptive and unlawful enterprise by failing to pay rebates that should have been paid and delaying unnecessarily the payment of other rebates that were paid. Vukson alleges claims arising under Florida’s Unfair, Deceptive Trade Practice Act, the federal RICO statute, along with claims for breach of contract, conspiracy to commit fraud and unjust enrichment. Systemax, TigerDirect and OnRebate have moved to dismiss the Complaint and to transfer the matter to the Southern District of Florida. The Court has not yet ruled on these motions and has not yet certified a class. The Company intends to vigorously defend this case.

State of Florida, Office of the Attorney General Subpoena

On January 2, 2008 the Company received a subpoena for documents from the Florida Attorney General’s Office relating to the payment and processing of rebates by the Company. On January 30, 2008 the Company received a second subpoena for additional documents. The Company is cooperating with the Florida Attorney General’s Office to provide the requested documents.

Other matters

Beginning on May 24, 2005, three shareholder derivative lawsuits were filed against various officers and directors of the Company and naming the Company as a nominal defendant in connection with the Company’s restatements of its fiscal year 2003 and 2004 financial statements. The defendants and the Company denied all of the allegations of wrongdoing contained in the complaints. During 2006, the lawsuits were settled or dismissed.  Pursuant to the settlement the defendants are released from liability and the Company adopted certain corporate governance principles including the appointment of a lead independent director to, among other things, assist the Board of Directors in assuring compliance with and implementation of the Company’s corporate governance policies and paid $300,000 of the legal fees of the plaintiffs.

The Company has also been named as a defendant in other lawsuits in the normal course of its business, including those involving commercial, tax, employment and intellectual property related claims. Based on discussions with legal counsel, management believes the ultimate resolution of these lawsuits will not have a material effect on the Company’s consolidated financial statements.

                          Contingency - The Company is required to collect sales tax on certain of its sales.  In accordance with current laws, approximately 17.3%, 17.9%, 17% of the Company’s domestic sales in 2007, 2006 and 2005 were subject to sales tax.  Changes in law could require the Company to collect sales tax in additional states and subject the Company to liabilities related to past sales.

11.         SEGMENT AND RELATED INFORMATION

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net Sales:
Technology Products	$2,553,716	$2,148,104	$1,940,902
Industrial Products	225,746	196,860	174,616
Hosted Software	413	201	—
Consolidated	$2,779,875	$2,345,165	$2,115,518

Depreciation Expense:
Technology Products	$6,818	$6,395	$7,341
Industrial Products	1,023	1,040	1,995
Hosted Software	904	683	403
Corporate	35	67	255
Consolidated	$8,780	$8,185	$9,994

Operating Income (Loss):
Technology Products	$86,986	$58,318	$41,521
Industrial Products	20,595	13,947	7,591
Hosted Software	(15,813)	(10,092)	(6,803)
Corporate and other expenses	3,736	(269)	(7,500)
Consolidated	$95,504	$61,904	$34,809

Total Assets
Technology Products	$328,557	$230,512	$172,534
Industrial Products	76,634	59,239	51,031
Hosted Software	3,783	3,068	1,819
Corporate and other	264,897	291,342	279,160
Consolidated	$673,871	584,161	$504,544

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net Sales:
United States:
Industrial Products	$225,746	$196,860	$174,616
Technology Products	1,451,459	1,268,780	1,147,230
United States total	1,677,205	1,465,640	1,321,846
Other North America	170,272	135,619	99,035
Europe	932,398	743,906	694,637
Consolidated	2,779,875	2,345,165	$2,115,518

Long-lived Assets:
North America — principally United States	$21,978	$21,347	$31,435
Europe	26,502	27,239	25,824
Consolidated	$48,480	$48,586	$57,259

        Net sales are attributed to countries based on location of selling subsidiary.

12.         QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data is as follows (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2007:
Net sales	$676,122	$647,102	$687,317	$769,334
Gross profit	$96,674	$99,318	$110,653	$119,656
Net income	$13,895	$13,762	$17,644	$24,180
Net income per common share:
Basic	$.39	$.38	$.49	$.67
Diluted	$.37	$.37	$.47	$.64

2006:
Net sales	$574,908	$547,242	$575,041	$647,974
Gross profit	$90,763	$77,370	$91,514	$83,272
Net income	$17,557	$7,106	$12,451	$8,033
Net income per common share:
Basic	$.51	$.20	$.36	$.23
Diluted	$.48	$.19	$.33	$.22

(1) During the fourth quarter of 2007 the Company recorded a write down of certain assets in Europe of approximately $6.7 million and a reversal of certain liabilities in a domestic location of approximately $3.9 million.

13.         SUBSEQUENT EVENTS

                          On January 5, 2008, the Company, through various subsidiaries, entered into an asset purchase agreement with CompUSA Inc., a Delaware corporation.

                          Pursuant to the Purchase Agreement, the Company agreed to acquire certain assets and liabilities related to the e-commerce business of CompUSA Inc., certain intellectual property rights owned by CompUSA, and the E-Commerce Business for $18.9 million in cash.  The Company completed its acquisition of the E-Commerce Business on January 10, 2008.

Pursuant to the Purchase Agreement, the Company also agreed to acquire up to sixteen retail leases from CompUSA Inc. and certain fixtures located at these locations. The closing of the acquisition of each lease was subject to the receipt of the consent of the landlord, if required under the terms of a lease.  During February and March 2008 the Company completed the acquisition of these sixteen store leases and fixtures for an aggregate purchase price of approximately $11.5 million.

                        On March 3, 2008, the Company’s Board of Directors declared a special dividend of $1.00 per share payable on April 2, 2008 to shareholders of record on Mar 21, 2008. This special dividend is the second dividend we will have paid since our initial public offering.

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:

(in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other	Balance at End of Period
Allowance for sales returns and doubtful accounts
2007	$11,370	$4,575	$(4,128)		$11,817
2006	$12,508	$1,503	$(2,641)		$11,370
2005	$11,318	$7,316	$(6,126)		$12,508

Allowance for deferred tax assets
2007
Current	$738		$(467)	$(175)	$96
Noncurrent (1)	$17,141	$2,842	$(11,408)	$(1,284)	$7,291
2006
Current	$527	$136		$75	$738
Noncurrent (1)	$14,779	$2,743	$(2,260)	$1,879	$17,141
2005
Current	$413	$114			$527
Noncurrent	$10,643	$5,828	$(1,301)	$(391)	$14,779

(1) Charges to expense are net of reductions resulting from changes in deferred tax assets due to changes in tax laws.