Form 10-Q
period 2008-03-31
SYSTEMAX INC
filed 2008-05-08
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2008 was 36,628,782

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$98,731	$128,021
Accounts receivable, net	215,654	206,940
Inventories, net	269,238	250,222
Prepaid expenses and other current assets	16,284	14,455
Deferred income tax assets, net	9,362	9,360
Total current assets	609,269	608,998

Property, plant and equipment, net	51,069	47,580
Deferred income tax assets, net	18,764	18,652
Goodwill, intangibles and other assets	30,911	1,150

Total assets	$710,013	$676,380

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term borrowings, including current portions of long-term debt	$2,110	$4,302
Accounts payable	262,952	248,673
Accrued expenses and other current liabilities	80,278	81,670
Dividends payable	37,126	—
Total current liabilities	382,466	334,645

Long-term debt	347	254
Other liabilities	5,624	5,646
Total liabilities	388,437	340,545

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	387	383
Additional paid-in capital	176,248	173,381
Treasury stock	(26,147)	(26,324)
Retained earnings	157,619	176,684
Accumulated other comprehensive income	13,469	11,711
Total shareholders’ equity	321,576	335,835

Total liabilities and shareholders’ equity	$710,013	$676,380

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$724,737	$676,122
Cost of sales	610,057	579,448
Gross profit	114,680	96,674
Selling, general & administrative expenses	87,147	75,137
Operating income	27,533	21,537
Interest and other income, net	(728)	(742)
Income before income taxes	28,261	22,279
Provision for income taxes	10,200	8,384
Net income	$18,061	$13,895

Net income per common share:
Basic	$.50	$.39
Diluted	$.48	$.37
Weighted average shares outstanding:
Basic	36,206	35,718
Diluted	37,628	37,701
Dividends declared per common share	$1.00	$1.00

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$18,061	$13,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,282	2,132
Provision (benefit) for deferred income taxes	(252)	715
Provision (reduction) for returns and doubtful accounts	(894)	1,222
Compensation expense related to equity compensation plans	863	832
(Gain) loss on dispositions and abandonment	13	(3)
Changes in operating assets and liabilities:
Accounts receivable	(2,664)	(18,064)
Inventories	(17,813)	(13,784)
Prepaid expenses and other current assets	(338)	7,896
Accounts payable, accrued expenses and other current liabilities	9,895	23,859
Net cash provided by operating activities	9,153	18,700

Cash flows from investing activities:
Purchase of CompUSA	(30,400)	—
Purchases of property, plant and equipment	(6,059)	(1,238)
Proceeds from disposals of property, plant and equipment	43	—
Net cash used in investing activities	(36,416)	(1,238)

Cash flows from financing activities:
Repayments of borrowings from banks	(2,344)	(742)
Proceeds from (repayments of)long-term debt and capital lease obligations, net	80	(138)
Proceeds from issuance of common stock, net of repurchases	887	878
Excess tax benefit from exercises of stock options	1,182	1,579
Net cash provided by (used in) financing activities	(195)	1,577

Effects of exchange rates on cash	(1,832)	(57)

Net increase (decrease) in cash and cash equivalents	(29,290)	18,982
Cash and cash equivalents – beginning of period	128,021	86,964
Cash and cash equivalents – end of period	$98,731	$105,946

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$255	$—

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

						Accumulated
	Common Stock					Other
	Number of		Additional	Treasury		Comprehensive
	Shares		Paid-in	Stock,	Retained	Income,	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Net of Tax	Income

Balances, January 1, 2008	36,092	$383	$173,381	$(26,324)	$176,684	$11,711

Stock-based compensation expense			863
Exercise of stock options	437	4	706	177
Income tax benefit on stock-based compensation			1,298
Change in cumulative translation adjustment, net						1,758	$1,758
Dividends declared					(37,126)
Net income					18,061		18,061
Total comprehensive income							$19,819

Balances, March 31, 2008	36,529	$387	$176,248	$(26,147)	$157,619	$13,469

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

                          In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of operations for the three month periods ended March 31, 2008 and 2007, cash flows for the three month periods ended March 31, 2008 and 2007 and changes in shareholders’ equity for the three month period ended March 31, 2008.  The December 31, 2007 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

                          These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2007 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results for an entire year.

                          Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal quarter ended on March 29, 2008. The first quarters of both 2008 and 2007 included 13 weeks.

2.              Acquisition of CompUSA

                          On January 5, 2008, the Company, through various subsidiaries, entered into an asset purchase agreement with CompUSA Inc., a Delaware corporation. Pursuant to the Purchase Agreement, the Company acquired certain assets and liabilities related to the
e-commerce business of CompUSA Inc., certain intellectual property rights owned by CompUSA, and the E-Commerce Business for $18.9 million in cash.  The Company completed its acquisition of the E-Commerce Business on January 10, 2008.  Pursuant to the Purchase Agreement, the Company also acquired sixteen retail leases from CompUSA Inc. and certain fixtures located at these locations. The closing of the acquisition of each lease was subject to the receipt of the consent of the landlord, if required, under the terms of a lease.  During February and March 2008 the Company completed the acquisition of these sixteen store leases and fixtures for an aggregate purchase price of approximately $11.5 million. This acquisition accelerates the Company’s planned expansion into the retail market place and gives the Company 28 retail storefronts operating in North America and Puerto Rico.

                          A preliminary purchase price allocation has been completed and the Company has recorded assets of approximately $17.0          million for Trademarks and Trade Names, $8.0 million for Domain Names, $.4 million for Client Lists, $.9 million for fixed assets and $4.1 million for Goodwill. The Company expects to amortize its Client Lists over a 5 year period and depreciate its fixed assets over a similar period. All other assets are indefinite lived.

                          The Company was assigned the rights and prospective obligations of the tenant for each of the 16 retail stores acquired. The following table details the contractual obligations related to the assigned leases (in thousands):

	2008	2009	2010	2011	2012	After 2012
Retail store operating leases	$4,115	$4,633	$4,311	$3,671	$3,373	$13,849

3.              Stock-based Compensation Plans

Pre-tax stock-based employee stock option compensation expense for the three months ended March 31, 2008 and 2007 was $720,000 and $689,000 respectively.

The Company continues to use the simplified method for determining expected life as permitted in SEC Staff Accounting Bulletin 110 for options qualifying for treatment (“plain-vanilla” options) due to the limited history the Company currently has with option exercise activity.

4.                Net Income per Common Share

                          Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 649,000 and zero shares for the three months ended March 31, 2008 and 2007, respectively, due to their antidilutive effect.

5.     Comprehensive Income

                          Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods ended March 31, 2008 and 2007, comprehensive income was $19,819,000 and $14,388,000, respectively.

6.    Credit Facilities

The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of March 31, 2008. As of March 31, 2008, eligible collateral under the agreement was $118.7 million, total availability was $107.7 million and there were outstanding letters of credit of $11.0 million and there were no outstanding advances.

The Company’s Netherlands subsidiary maintains a €5.0 million ($7.9 million at the March 31, 2008 exchange rate) credit facility with a local financial institution. At March 31, 2008 there were €1.1 million ($1.7 million) of borrowings outstanding with interest payable at a rate of 7.05%. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in September 2008.

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

Three months ended March 31, 2008

Balance, beginning of year	$ 914
Charged to expense	279
Deductions	(341)
Balance, end of period	$852

8.                Segment Information

                          Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments – Technology Products, Industrial Products and Hosted Software. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Western Europe.  Most of these products are manufactured by other companies.  We assemble our own personal computers (“PCs”) and sell them under the trademarks Systemax™ and Ultra™.  We also sell certain computer-related products manufactured for us to our own design under the trademark Ultra™.  Technology Products accounted for 92% of our net sales in 2007. Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 8% of our net sales in 2007. In both of these segments we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. Our Hosted Software segment, which became a reportable segment in 2006, participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application.

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net sales:
Technology products	$667,297	$624,167
Industrial products	57,362	51,874
Hosted software	78	81
Consolidated	$724,737	$676,122

Operating income:
Technology products	$30,323	$21,249
Industrial products	5,501	4,591
Hosted Software	(4,122)	(3,017)
Corporate and other expenses	(4,169)	(1,286)
Consolidated	$27,533	$21,537

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net sales:
United States:
Industrial products	$57,362	$51,874
Technology products	365,917	351,220
Hosted software	78	81
United States total	423,357	403,175
Other North America	48,999	37,214
North America total	472,356	440,389
Europe	252,381	235,733
Consolidated	$724,737	$676,122

Revenues are attributed to countries based on the location of the selling subsidiary.

9.                Contingencies

Litigation – Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2007 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, long-lived assets, income taxes and accruals. The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in the application of critical accounting policies or estimates during 2008. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments – Technology Products, Industrial Products and Hosted Software. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Western Europe.  Most of these products are manufactured by other companies.  We assemble our own PCs and sell them under our own trademarks Systemax™ and Ultra™.  We also sell certain computer-related products manufactured for us to our own design under the trademark Ultra™. Technology products accounted for 92% of our net sales in the first quarter of 2008.  Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 8% of our net sales in the first quarter of 2008.  In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.  Our Hosted Software segment, which became a reportable segment in 2006, participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application.  See Note 8 to the consolidated financial statements additional financial information about our business segments as well as information about our geographic operations.

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

Results of Operations

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Key Performance Indicators (in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Net sales by segment:
Technology products	$667,297	$624,167	6.9%
Industrial products	57,362	51,874	10.6%
Hosted software	78	81	(3.7)%
Total net sales	$724,737	$676,122	7.2%
Net sales by geography:
North America	$472,356	$440,389	7.3%
Europe	252,381	235,733	7.1%
Total net sales	$724,737	$676,122	7.2%
Gross margin	15.8%	14.3%	1.5%
Selling, general and administrative expenses	$87,147	$75,137	16.0%
Selling, general and administrative costs as a % of net sales	12.0%	11.1%	.9%
Operating income	$27,533	$21,537	27.8%
Operating margin	3.8%	3.2%	.6%
Effective income tax rate	36.1%	37.6%	(1.5)%
Net income	$18,061	$13,895	30.0%
Net margin	2.5%	2.2%	.3%

The Technology Products sales increase was driven by increased internet and retail store sales, private label product sales, expanded product offerings and the acquisition of the CompUSA ecommerce business and sixteen retail stores.  Sales attributable to CompUSA were $18.3 million.  The Industrial Products sales increase resulted from the Company increasing its market share through competitive pricing advantages and increased internet sales. Both North America sales and Europe sales increased in the first quarter as compared to the same periods in the prior year. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $18 million in the first quarter. Excluding the movements in foreign exchange rates, European sales would have decreased .4% from the prior year. The increase in our North American sales resulted from sales growth in both our Technology Products and Industrial Products groups. This increase was primarily a result of our continuing internet initiatives, increased retail sales, expansion of our product offerings and the aforementioned acquisition of certain CompUSA assets. Consolidated gross margin improved by over 150 basis points in the first quarter as compared to the same period in 2007 due to decreased competitive pricing pressures in 2008 as compared to the previous year. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales and other variables, any or all of which may result in fluctuations in gross margin.

The increase in selling, general and administrative expenses during 2008 was primarily the result of $9.5 million of increased salaries, $1.5 million increased rent costs and $1.5 million of professional fees and telephone communication charges. Included in these cost increases are approximately $2.5 million of costs related to CompUSA operations and $.7 million in one time severance costs.  Included in the first quarter of 2007 is a gain of approximately $2.4 million from a lawsuit that was settled favorably. Excluding this gain and the one time severance costs in 2008, selling, general and administrative expenses would have increased 11.5% in 2008 as compared to 2007.

The Company’s effective tax rate for the first quarter of 2008 was 36.1% compared to 37.6% in 2007. The reduced rate in 2008 is primarily the result of a reversal of a tax liability of approximately $.4 million related to favorable settlement of an outstanding tax issue.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, to fund capital expenditures, and to fund special dividends declared by our Board of Directors and to fund acquisitions. We rely principally upon operating cash flow and borrowings under our credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our working capital requirements as well as any interest and debt repayments in the next twelve months and thereafter.

Selected liquidity data (in thousands):

	March 31, 2008	December 31, 2007	$ Change
Cash and cash equivalents	$98,731	$128,021	$(29,290)
Accounts receivable, net	$215,654	$206,940	$8,714
Inventories ,net	$269,238	$250,222	$19,016
Prepaid expenses and other current assets	$16,284	$14,455	$1,829
Accounts payable	$262,952	$248,673	$14,279
Accrued expenses and other current liabilities	$80,278	$81,670	$(1,392)
Dividends payable	$37,126	—	$37,126
Short term borrowings	$2,110	$4,302	$(2,192)
Working capital	$226,803	$273,453	$(46,650)

Our working capital decreased in the first quarter of 2008 as the result of the use of cash of approximately $30.4 million for the purchase of certain CompUSA assets, an increase in inventory, primarily related to purchasing inventory for the 16 CompUSA retail stores, an increase in accounts payable and accrued expenses and an increase in dividends payable as the result of the dividend declared by our Board in March 2008. Our inventory turnover decreased from 10 times to 9.5 times on an annual basis primarily  the result of the restocking of the 16 acquired CompUSA retail stores. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers. These accounts will also be affected by the acquisition of CompUSA.

The decrease in cash provided by operations in 2008 resulted from changes in our working capital accounts, which used $10.9 million in cash compared to $.1 million of cash used in 2007, primarily the result of an increase in inventories related to the CompUSA acquisition. Cash generated from net income adjusted by other non-cash items provided $20.1 million for the first quarter of 2008 compared to $18.8 million provided by these items in the first quarter of 2007.

Cash flows used in investing activities during 2008 were primarily for the CompUSA acquisition and for capital expenditures in retail stores and information technology. Cash flows used in investing activities during 2007 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs.

In the first quarter of 2008 we repaid $2.3 million in short-term loans in Europe and we had proceeds and excess tax benefits from stock option exercises that provided approximately $2.1 million of cash. In the first quarter of 2007 we had proceeds and excess tax benefits from stock option exercises of approximately $2.5 million. We used cash of $.9 million to repay long-term debt obligations, primarily in Europe.

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of March 31, 2008, eligible collateral was $118.7     million and total availability was $107.7 million. There were outstanding letters of credit of $11.0 million and there were no outstanding advances as of March 31, 2008. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles, the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of March 31, 2008.

Under our Netherlands €5 million ($7.9 million at the March 31, 2008 exchange rate) credit facility, at March 31, 2008 there was approximately €1.1 million outstanding under this line ($1.7 million). This facility expires in September 2008.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at March 31, 2008 consisted of repayments of borrowings under our credit agreements, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements.

Our current and anticipated needs for cash include funding growth in working capital, the special dividend declared by our Board of Directors in 2008, capital expenditures necessary for future growth in sales and potential expansion through acquisitions. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2008, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2008 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings in Europe under our credit facilities. As of March 31, 2008, the balance outstanding on our variable rate debt was approximately $1.7 million. Based on our market sensitive instruments as of March 31, 2008, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. As part of this evaluation we identified a significant deficiency, as defined under Auditing Standard No. 5: An Audit of Internal Control Over Financial Reporting That is Integrated With an Audit of Financial Statements, in our internal controls over financial reporting as of March 31, 2008. This significant deficiency is:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.157 “Fair Value Measurements”. This statement was issued to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP 157-2 delays the effective date of SFAS 157, for certain items, until fiscal years beginning after November 15, 2008.

 In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)”. This interpretation was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. Since we do not have any financial assets and liabilities that are required to be recorded at fair value, the only impact of these adoptions will be on the disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

SYSTEMAX INC.

Date: May 9, 2008	By:	/s/ RICHARD LEEDS
Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ LAWRENCE P. REINHOLD
Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer