Form 10-Q
period 2008-06-30
SYSTEMAX INC
filed 2008-08-07
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock as of  August 1, 2008 was   36,640,185

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$66,775	$128,021
Accounts receivable, net	216,589	206,940
Inventories	290,697	250,222
Prepaid expenses and other current assets	14,677	14,455
Deferred income tax assets, net	9,315	9,360
Total current assets	598,053	608,998

Property, plant and equipment, net	53,976	47,580
Deferred income tax assets, net	16,367	18,652
Goodwill, intangibles and other assets	31,483	1,150

Total assets	$699,879	$676,380

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term borrowings, including current portions of long-term debt	$1,634	$4,302
Accounts payable	282,884	248,673
Accrued expenses and other current liabilities	72,761	81,670
Total current liabilities	357,279	334,645

Long-term debt	465	254
Other liabilities	5,739	5,646
Total liabilities	363,483	340,545

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	389	383
Additional paid-in capital	177,395	173,381
Treasury stock	(26,074)	(26,324)
Retained earnings	171,160	176,684
Accumulated other comprehensive income	13,526	11,711
Total shareholders’ equity	336,396	335,835

Total liabilities and shareholders’ equity	$699,879	$676,380

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$756,035	$647,102	$1,480,772	$1,323,224
Cost of sales	639,987	547,784	1,250,044	1,127,232
Gross profit	116,048	99,318	230,728	195,992
Selling, general & administrative expenses	94,992	79,249	182,139	154,386
Operating income	21,056	20,069	48,589	41,606
Interest and other income, net	(459)	(956)	(1,187)	(1,698)
Income before income taxes	21,515	21,025	49,776	43,304
Provision for income taxes	7,974	7,263	18,174	15,647
Net income	$13,541	$13,762	$31,602	$27,657

Net income per common share:
Basic	$.37	$.38	$.87	$.77
Diluted	$.36	$.37	$.84	$.73

Weighted average shares outstanding:
Basic	36,630	36,006	36,418	35,863
Diluted	37,590	37,686	37,452	37,644

Dividends declared	$—	$—	$1.00	$1.00

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$31,602	$27,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,846	4,334
Provision (benefit) for deferred income taxes	2,183	635
Provision (reduction) for returns and doubtful accounts	891	2,810
Compensation expense related to equity compensation plans	1,785	1,472
Excess tax benefit from exercises of stock options	(1,204)	(1,751)
(Gain) loss on dispositions and abandonment	13	6
Changes in operating assets and liabilities:
Accounts receivable	(14,597)	(14,006)
Inventories	(39,083)	(14,323)
Prepaid expenses and other current assets	5,929	10,867
Accounts payable, accrued expenses and other current liabilities	26,170	26,496
Net cash provided by operating activities	18,535	44,197

Cash flows from investing activities:
Purchase of CompUSA	(30,649)	—
Purchases of property, plant and equipment	(10,729)	(4,215)
Proceeds from disposals of property, plant and equipment	58	—
Net cash used in investing activities	(41,320)	(4,215)

Cash flows from financing activities:

Repayments of borrowings from banks	(2,969)	(12,408)
Proceeds from (repayments of) long-term debt and capital lease obligations, net	329	(93)
Dividends paid	(37,126)	(36,588)
Proceeds from issuance of common stock, net of repurchases	908	691
Excess tax benefit from exercises of stock options	1,204	1,751
Net cash used in financing activities	(37,654)	(46,647)

Effects of exchange rates on cash	(807)	322

Net increase (decrease) in cash and cash equivalents	(61,246)	(6,343)
Cash and cash equivalents – beginning of period	128,021	86,964
Cash and cash equivalents – end of period	$66,775	$80,621

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$653	$148

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

						Accumulated
	Common Stock					Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Comprehensive Income, Net of Tax	Comprehensive Income

Balances, January 1, 2008	36,092	$383	$173,381	$(26,324)	$176,684	$11,711

Stock-based compensation expense			1,785
Issuance of restricted stock	100	1	254
Exercise of stock options	444	5	653	250
Income tax benefit on stock-based compensation			1,322
Change in cumulative translation adjustment, net						1,815	$1,815
Dividends paid					(37,126)
Net income					31,602		31,602
Total comprehensive income							$33,417

Balances, June 30, 2008	36,636	$389	$177,395	$(26,074)	$171,160	$13,526

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

                          In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of operations for the three and six month periods ended June 30, 2008 and 2007, cash flows for the six month periods ended June 30, 2008 and 2007 and changes in shareholders’ equity for the six month period ended June 30, 2008.  The December 31, 2007 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

                          These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2007 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for an entire year.

                          Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal quarter ended on June 28, 2008. The second quarters of both 2008 and 2007 included 13 weeks, and the six month periods of both 2008 and 2007 included 26 weeks.

2.              Acquisition of CompUSA

                          On January 5, 2008, the Company, through various subsidiaries, entered into an asset purchase agreement with CompUSA Inc., a Delaware corporation. Pursuant to the Purchase Agreement, the Company acquired certain assets and liabilities related to the e-commerce business of CompUSA Inc., certain intellectual property rights owned by CompUSA, and the E-Commerce Business for $18.9 million in cash.  The Company completed its acquisition of the E-Commerce Business on January 10, 2008.  Pursuant to the Purchase Agreement, the Company also acquired sixteen retail leases from CompUSA Inc. and certain fixtures located at these locations. The closing of the acquisition of each lease was subject to the receipt of the consent of the landlord, if required, under the terms of a lease.  During February and March 2008 the Company completed the acquisition of these sixteen store leases and fixtures for an aggregate purchase price of approximately $11.7 million. This acquisition accelerates the Company’s planned expansion into the retail market place and gives the Company 28 retail storefronts operating in North America and Puerto Rico.

                          A preliminary purchase price allocation has been completed and the Company has recorded assets of approximately $17.0          million for Trademarks and Trade Names, $8.0 million for Domain Names, $.4 million for Client Lists, $.9 million for fixed assets and $4.3 million for Goodwill. The Company expects to amortize its Client Lists over a 5 year period and depreciate its fixed assets over a similar period. All other assets are indefinite lived.

                          The Company was assigned the rights and prospective obligations of the tenant for each of the 16 retail stores acquired. The following table details the contractual obligations related to the assigned leases (in thousands):

	2008	2009	2010	2011	2012	After 2012
Retail store operating leases	$4,669	$5,067	$4,695	$4,105	$3,699	$13,808

3.                Stock-based Compensation Plans

                          Pre-tax stock-based compensation expense for the six months ended June 30, 2008 and 2007 was $1,785,000 and $1,472,000 respectively.

                          The Company continues to use the simplified method for determining expected life of a stock option as permitted in SEC Staff Accounting Bulletin 110 for options qualifying for treatment (“plain-vanilla” options) due to the limited history the Company currently has with option exercise activity.

4.                Net Income per Common Share

                          Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 597,000 and 238,000 shares for the three months ended June 30, 2008 and 2007, and 603,000 and zero shares for the six months ended June 30, 2008 and 2007, respectively, due to their antidilutive effect.

5.                Comprehensive Income

                          Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods ended June 30, 2008 and 2007, comprehensive income was $13,598,000 and $15,596,000, respectively. For the six month periods ended June 30, 2008 and 2007, comprehensive income was $33,417,000 and $29,984,000, respectively.

6.                Credit Facilities

                          The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of June 30, 2008. As of June 30, 2008, eligible collateral under the agreement was $118.4 million, total availability was $107.4 million and there were outstanding letters of credit of $11.0 million and there were no outstanding advances.

                          The Company’s Netherlands subsidiary maintains a €5.0 million ($7.9 million at the June 30, 2008 exchange rate) credit facility with a local financial institution. At June 30, 2008 there were €.7 million ($1.1 million) of borrowings outstanding with interest payable at a rate of 7.4%. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in November 2008.

7.                Product Warranties

                        Provisions for estimated future expenses relating to product warranties for the Company’s assembled proprietary products are recorded as cost of sales when revenue is recognized. Liability estimates are determined based on management judgment considering such factors as the number of units sold, historical and anticipated rates of warranty claims and the likely current cost of corrective action.  The changes in accrued product warranties were as follows:

Six months ended June 30, 2008
(in thousands)
Balance, beginning of year	$914
Charged to expense	532
Deductions	(672)
Balance, end of period	$774

8.                Segment Information

                          Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments – Technology Products, Industrial Products and Hosted Software. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Western Europe.  Most of these products are manufactured by other companies.  We assemble our own personal computers (“PCs”) and sell them under the trademarks Systemax™ and Ultra™.  We also sell certain computer-related products manufactured for us to our own design under the trademark Ultra™.  Technology Products accounted for 92% of our net sales in 2008. Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 8% of our net sales in 2008. In both of these segments we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. Our Hosted Software segment, which became a reportable segment in 2006, participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application.

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net sales:
Technology products	$694,350	$591,072	$1,361,647	$1,215,239
Industrial products	61,617	55,835	118,979	107,709
Hosted software	68	195	146	276
Consolidated	$756,035	$647,102	$1,480,772	$1,323,224

Operating income (loss):
Technology products	$23,391	$20,820	$53,714	$44,385
Industrial products	6,732	5,575	12,233	10,167
Hosted Software	(4,482)	(2,947)	(8,604)	(5,964)
Corporate and other expenses	(4,585)	(3,379)	(8,754)	(6,982)
Consolidated	$21,056	$20,069	$48,589	$41,606

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
United States:
Industrial products	$61,617	$55,835	$118,979	$107,709
Technology products	401,139	337,421	767,056	688,641
Hosted software	68	195	146	276
United States total	462,824	393,451	886,181	796,626
Other North America	49,094	37,628	98,093	74,842
North America total	511,918	431,079	984,274	871,468
Europe	244,117	216,023	496,498	451,756
Consolidated	$756,035	$647,102	$1,480,772	$1,323,224

Revenues are attributed to countries based on the location of the selling subsidiary.

9.                Contingencies

Litigation – Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a class action complaint in U.S. District Court (E.D.N.Y.) against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all OnRebate customers whose rebates were denied or delayed. (OnRebate.com Inc. is a rebate processing company owned by Systemax.) Vukson’s Complaint alleges that since 2004 Systemax, TigerDirect and OnRebate conducted a deceptive and unlawful enterprise by failing to pay rebates that should have been paid and delaying unnecessarily the payment of other rebates that were paid. Vukson alleges claims arising under Florida’s Unfair, Deceptive Trade Practice Act, the federal RICO statute, along with claims for breach of contract, conspiracy to commit fraud and unjust enrichment. Systemax, TigerDirect and OnRebate moved to dismiss the Complaint and to transfer the matter to the Southern District of Florida. The Court has ruled in favor of Systemax with respect to the motion to transfer the Complaint to the Southern District of Florida.  The Court has not ruled on the motion to dismiss or certified a class. The Company intends to vigorously defend this case.

State of Florida, Office of the Attorney General Subpoena.

On January 2, 2008 the Company received a subpoena for documents from the Florida Attorney General’s Office relating to the payment and processing of rebates by the Company. On January 30, 2008 the Company received a second subpoena for additional documents. The Company is cooperating with the Florida Attorney General’s investigation and has provided a substantial number of documents in response to the subpoenas.

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

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments – Technology Products, Industrial Products and Hosted Software. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Western Europe.  Most of these products are manufactured by other companies.  We assemble our own PCs and sell them under our own trademarks Systemax™ and Ultra™.  We also sell certain computer-related products manufactured for us to our own design under the trademark Ultra™. For the six months ended June 30, 2008, Technology products accounted for 92% of our net sales.  Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 8% of our net sales for the six months ended June 30, 2008.  In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.  Our Hosted Software segment, which became a reportable segment in 2006, participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application.  See Note 11 to the consolidated financial statements additional financial information about our business segments as well as information about our geographic operations.

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

Results of Operations

Three and Six Months Ended June 30, 2008 compared to the Three and Six Months Ended June 30, 2007

Key Performance Indicators (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
Net sales by segment:
Technology products	$694,350	$591,072	17.5%	$1,361,647	$1,215,239	12.0%
Industrial products	61,617	55,835	10.4%	118,979	107,709	10.5%
Hosted software	68	195	(65.1)%	146	276	(47.1)%
Total net sales	$756,035	647,102	16.8%	$1,480,772	$1,323,224	11.9%
Net sales by geography:
North America	$511,918	431,079	18.8%	$984,274	$871,468	12.9%
Europe	244,117	216,023	13.0%	496,498	451,756	10.0%
Total net sales	$756,035	$647,102	16.8%	$1,480,772	$1,323,224	11.9%
Gross margin	15.3%	15.3%	—%	15.6%	14.8%	.8%
Selling, general and administrative costs	$94,992	$79,249	19.9%	$182,139	$154,386	18.0%
Selling, general and administrative as a % of net sales	12.6%	12.2%	.4%	12.3%	11.7%	.6%
Operating income	$21,056	$20,069	4.9%	$48,589	$41,606	16.8%
Operating margin	2.8%	3.1%	(.3)%	3.3%	3.1%	. 2%
Effective income tax rate	37.1%	34.5%	2.6%	36.5%	36.1%	.4%
Net income	$13,541	13,762	(1.6)%	$31,602	$27,657	14.3%
Net margin	1.8%	2.1%	(.3)%	2.1%	2.1%	—%

The Technology Products sales increase was driven by increased internet and retail store sales, primarily the result of the acquisition of the CompUSA ecommerce business and re-opening sixteen retail stores, private label product sales and expanded product offerings.  Sales attributable to CompUSA web and retail were $58.1 million for the second quarter of 2008 and $76.4 million for the first six months of 2008.  The Industrial Products sales increase resulted from the Company increasing its market share through competitive pricing advantages and increased internet sales. Both North America sales and Europe sales increased in the second quarter and the first six months as compared to the same periods in the prior year. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $18 million in the second quarter and $36 million for the first six months of 2008. Excluding the movements in foreign exchange rates, European sales would have increased 5% in the second quarter and 2% for the first six months of 2008. The increase in our North American sales resulted from sales growth in both our Technology Products and Industrial Products groups. This increase was primarily a result of our continuing internet initiatives, increased retail sales, primarily the result of the acquisition of the CompUSA ecommerce business and re-opening sixteen retail stores and expansion of our product offerings. The increase in our European sales was the result of  improved business to business sales. Consolidated gross margin was unchanged for the three month period ended June 30, 2008 and improved by 80 basis points for the six months ending June 30, 2008 compared to the same periods in 2007. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales and other variables, any or all of which may result in fluctuations in gross margin.

The increase in selling, general and administrative expenses in the second quarter of 2008 was primarily the result of $9.7 million of increased salaries and related payroll taxes, $2.4 million of professional fees and telephone maintenance charges, $2.4 million of increased rent costs, and $1.3 million of increased credit card fees. Included in these cost increases are approximately $6.2 million of costs related to CompUSA operations.

The increase in selling, general and administrative expenses in the first six months of 2008 was primarily the result of $17.1 million of increased salaries and related payroll taxes, $4.1 million of professional fees and telephone maintenance charges, $3.8 million of increased rent costs, and $1.3 million of increased credit card fees. Included in these cost increases are approximately $8.3 million of costs related to CompUSA operations and $.7 million in severance costs.  Included in the six months of 2007 is a gain of approximately $2.4 million from a lawsuit that was settled favorably. Excluding this gain selling, general and administrative expenses would have increased 16.1% in 2008 as compared to 2007.

The Company’s effective tax rate for the quarter was 37.1% up from 34.5% in the second quarter of 2007, primarily the result of increased taxable income in the United Kingdom where we had a deferred tax valuation allowance in the prior year. The effective tax rate for the six months was 36.5% in 2008, up slightly from 36.1% in 2007.

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

Selected liquidity data (in thousands):

	June 30, 2008	December 31, 2007	$ Change
Cash and cash equivalents	$66,775	$128,021	$(61,246)
Accounts receivable, net	$216,589	$206,940	$9,649
Inventories ,net	$290,697	$250,222	$40,475
Prepaid expenses and other current assets	$14,677	$14,455	$222
Accounts payable	$282,884	$248,673	$34,211
Accrued expenses and other current liabilities	$72,761	$81,670	$(8,909)
Short term borrowings	$1,634	$4,302	$(2,668)
Working capital	$240,774	$274,353	$(32,679)

Our working capital decreased in the first six months of 2008 as the result of the use of approximately $30.6 million cash for the purchase of certain CompUSA assets, and an increase in inventory, primarily related to purchasing inventory for the 16 CompUSA retail stores. Accounts payable balances increased by approximately $34.2 million and a cash dividend of $37.1 million was paid in the second quarter.  Our inventory turnover decreased from 10 times to 9.2 times on an annual basis primarily the result of the restocking of the 16 acquired CompUSA retail stores. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

The decrease in cash provided by operations in the first six months of 2008 resulted from changes in our working capital accounts, which used $22.8 million in cash compared to $7.3 million generated in 2007, primarily the result of an increase in inventories related to the CompUSA acquisition. Cash generated from net income adjusted by other non-cash items provided $41.3 million for the six months ended June 30, 2008 compared to $36.9 million provided by these items for the six months ended June 30, 2007, primarily as a result of an increase in our net income in the first six months of 2008.

Cash flows used in investing activities during the first six months of 2008 were primarily for the CompUSA acquisition and for capital expenditures in retail stores and information technology. Cash flows used in investing activities during 2007 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs.

Net cash of $37.7 million was used in financing activities for the six months of 2008.  We repaid approximately $3.0 million in short-term loans and we paid $37.1 million for a special dividend. Proceeds and excess tax benefits from stock option exercises provided approximately $2.1 million of cash. In the first six months of 2007, we repaid $12.4 million in short-term loans and paid $36.6 million for a special dividend.  Proceeds from stock option exercises, net of repurchases and excess tax benefits, provided approximately $2.4 million of cash.

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of June 30, 2008, eligible collateral was $118.4 million and total availability was $107.4 million. There were outstanding letters of credit of $11.0 million and there were no outstanding advances as of June 30, 2008. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles, the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of June 30, 2008.

Under our Netherlands €5 million ($7.9 million at the June 30, 2008 exchange rate) credit facility, at June 30, 2008 there was approximately €.7 million outstanding under this line ($1.1 million). This facility expires in November 2008.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at June 30, 2008 consisted of repayments of borrowings under our credit agreements, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements.

Our current and anticipated needs for cash include funding growth in working capital, capital expenditures necessary for future growth in sales and potential expansion through acquisitions. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2008, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2008 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings in Europe under our credit facilities. As of June 30, 2008, the balance outstanding on our variable rate debt was approximately $1.1 million. Based on our market sensitive instruments as of June 30, 2008, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. As part of this evaluation we identified a significant deficiency, as defined under Auditing Standard No. 5: An Audit of Internal Control Over Financial Reporting That is Integrated With an Audit of Financial Statements, in our internal controls over financial reporting as of June 30, 2008. This significant deficiency is:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.157 “Fair Value Measurements”. This statement was issued to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP 157-2 delays the effective date of SFAS 157, for certain items, until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of  FSP 157-2. In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)”. This interpretation was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Since we do not have any financial assets and liabilities that are required to be recorded at fair value, the only impact of these adoptions will be on the disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments in our Annual Report on Form 10-K for the year ended December 31, 2008.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF -3-6-1). This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company is currently evaluating the impact of this FSP on its consolidated financial statements.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of the stockholders of the Company was held on June 12, 2008. Each of the seven candidates for the position of director (Richard Leeds, Bruce Leeds, Robert Leeds, Gilbert Fiorentino, Robert D. Rosenthal, Stacy S. Dick and Ann R. Leven) was re-elected.

The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

1. Director election:

Richard Leeds	For:	32,437,265
	Against:	2,654,960

Robert Leeds	For:	32,437,362
	Against:	2,654,960

Bruce Leeds	For:	32,437,265
	Against:	2,654,958

Gilbert Fiorentino	For:	32,437,265
	Against:	2,654,958

Robert D. Rosenthal	For:	32,437,613
	Against:	2,654,610

Stacy S. Dick	For:	32,437,613
	Against:	2,654,610

Ann R. Leven	For:	32,437,613
	Against:	2,654,610

2.  Approval of the Company’s Executive Incentive Plan:

For:	32,175,520
Against:	3,145,679
Abstain:	23,850

3. Approval of amendments to the Company’s 1999 Long-Term Stock Incentive Plan:

For:	32,176,674
Against:	3,146,025
Abstain:	23,350

4. Ratification of Ernst & Young as the Company’s Independent Registered Accountants for 2008:

For:	32,178,859
Against:	3,144,840
Abstain:	21,350

Item 6.          Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: August 7, 2008	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer