Form 10-Q
period 2008-09-30
SYSTEMAX INC
filed 2008-11-06
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2008 was 36,470,620.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$73,373	$128,021
Accounts receivable, net	207,446	206,940
Inventories, net	275,974	250,222
Prepaid expenses and other current assets	17,087	14,455
Deferred income tax assets, net	9,700	9,360
Total current assets	583,580	608,998

Property, plant and equipment, net	52,134	47,580
Deferred income tax assets, net	14,052	18,652
Goodwill, intangibles and other assets	31,536	1,150

Total assets	$681,302	$676,380

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term borrowings, including current portions of long-term debt	$520	$4,302
Accounts payable	262,670	248,673
Accrued expenses and other current liabilities	72,951	81,670
Total current liabilities	336,141	334,645

Long-term debt	501	254
Other liabilities	5,688	5,646
Total liabilities	342,330	340,545

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	389	383
Additional paid-in capital	178,079	173,381
Treasury stock	(28,785)	(26,324)
Retained earnings	182,433	176,684
Accumulated other comprehensive income	6,856	11,711
Total shareholders’ equity	338,972	335,835

Total liabilities and shareholders’ equity	$681,302	$676,380

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$739,479	$687,317	$2,220,251	$2,010,541
Cost of sales	623,010	576,664	1,873,054	1,703,896
Gross profit	116,469	110,653	347,197	306,645
Selling, general & administrative expenses	97,887	84,847	280,026	239,233
Operating income	18,582	25,806	67,171	67,412
Interest and other income, net	(58)	(1,113)	(1,245)	(2,811)
Income before income taxes	18,640	26,919	68,416	70,223
Provision for income taxes	7,367	9,275	25,541	24,922
Net income	$11,273	$17,644	$42,875	$45,301

Net income per common share:
Basic	$.31	$.49	$1.18	$1.26
Diluted	$.30	$.47	$1.14	$1.20

Weighted average shares outstanding:
Basic	36,579	36,055	36,472	35,928
Diluted	37,524	37,734	37,483	37,667

Dividends declared	$—	$—	$1.00	$1.00

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$42,875	$45,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,591	6,675
Provision (benefit) for deferred income taxes	3,922	580
Provision (reduction) for returns and doubtful accounts	1,170	2,856
Compensation expense related to equity compensation plans	2,778	2,934
Excess tax benefit from exercises of stock options	(1,377)	(1,810)
(Gain) loss on dispositions and abandonment	13	1
Changes in operating assets and liabilities:
Accounts receivable	(6,016)	(12,165)
Inventories	(27,795)	1,440
Prepaid expenses and other current assets	(3,171)	577
Accounts payable, accrued expenses and other current liabilities	11,321	17,031
Net cash provided by operating activities	31,311	63,420

Cash flows from investing activities:
Purchase of CompUSA	(30,649)	—
Purchases of property, plant and equipment	(13,159)	(6,064)
Proceeds from disposals of property, plant and equipment	47	13
Net cash used in investing activities	(43,761)	(6,051)

Cash flows from financing activities:

Repayments of borrowings from banks	(3,989)	(12,487)
Proceeds from (repayments of) long-term debt and capital lease obligations, net	298	(278)
Dividends paid	(37,126)	(36,588)
Proceeds from issuance of common stock	1,125	2,645
Repurchase of treasury stock	(3,435)	(1,860)
Excess tax benefit from exercises of stock options	1,377	1,810
Net cash used in financing activities	(41,750)	(46,758)

Effects of exchange rates on cash	(448)	209

Net increase (decrease) in cash and cash equivalents	(54,648)	10,820
Cash and cash equivalents – beginning of period	128,021	86,964
Cash and cash equivalents – end of period	$73,373	$97,784

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$750	$148

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

						Accumulated
	Common Stock					Other
	Number of		Additional	Treasury		Comprehensive
	Shares		Paid-in	Stock,	Retained	Income,	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Net of Tax	Income

Balances, January 1, 2008	36,092	$383	$173,381	$(26,324)	$176,684	$11,711

Stock-based compensation expense			2,703
Issuance of restricted stock	104	1	283	46

Exercise of stock options	501	5	193	928
Repurchase of treasury stock	(228)			(3,435)
Income tax benefit on stock-based compensation			1,519
Change in cumulative translation adjustment, net						(4,855)	$(4,855)
Dividends paid					(37,126)
Net income					42,875		42,875
Total comprehensive income							$38,020

Balances, September 30, 2008	36,469	$389	$178,079	$(28,785)	$182,433	$6,856

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of operations for the three and nine month periods ended September 30, 2008 and 2007, cash flows for the nine month periods ended September 30, 2008 and 2007 and changes in shareholders’ equity for the nine month period ended September 30, 2008.  The December 31, 2007 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2007 and for the year then ended included in the Company’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2007.  The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for an entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal quarter ended on September 27, 2008. The third quarters of both 2008 and 2007 included 13 weeks, and the nine month periods of both 2008 and 2007 included 39 weeks.

2.              Acquisition of CompUSA

On January 5, 2008, the Company, through various subsidiaries, entered into an asset purchase agreement with CompUSA Inc., a Delaware corporation. Pursuant to the Purchase Agreement, the Company acquired certain assets and liabilities related to the e-commerce business of CompUSA Inc., certain intellectual property rights owned by CompUSA, and the E-Commerce Business for $18.9 million in cash.  The Company completed its acquisition of the E-Commerce Business on January 10, 2008.  Pursuant to the Purchase Agreement, the Company also acquired sixteen retail leases from CompUSA Inc. and certain fixtures located at these locations. The closing of the acquisition of each lease was subject to the receipt of the consent of the landlord, if required, under the terms of a lease.  During February and March 2008 the Company completed the acquisition of these sixteen store leases and fixtures for an aggregate purchase price of approximately $11.7 million. This acquisition accelerates the Company’s planned expansion into the retail market place and gives the Company 29 retail storefronts operating in North America and Puerto Rico.

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

3.              Stock-based Compensation Plans

Pre-tax stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was $2,778,000 and $2,934,000 respectively.

The Company continues to use the simplified method for determining expected life of a stock option as permitted in SEC Staff Accounting Bulletin 110 for options qualifying for treatment (“plain-vanilla” options) due to the limited history the Company currently has with option exercise activity.

4.                Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 599,000 and 100,000 shares for the three months ended September 30, 2008 and 2007, and 605,000 and zero shares for the nine months ended September 30, 2008 and 2007, respectively, due to their antidilutive effect.

5.    Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods ended September 30, 2008 and 2007, comprehensive income was $4,603,000 and $20,847,000, respectively. For the nine month periods ended September 30, 2008 and 2007, comprehensive income was $38,020,000 and $50,831,000, respectively.

6.    Credit Facilities

The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of September 30, 2008. As of September 30, 2008, eligible collateral under the agreement was $120 million, total availability was $109.3 million and there were outstanding letters of credit of $10.7 million and there were no outstanding advances.

The Company’s Netherlands subsidiary maintains a €5.0 million ($7.3 million at the September 30, 2008 exchange rate) credit facility with a local financial institution. At September 30, 2008 there were approximately €14 thousand ($20 thousand) of borrowings outstanding with interest payable at a rate of 8.15%. Borrowings under the facility are secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expires in November 2008. The Company will not be renewing this credit facility.

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

Nine months ended September 30, 2008 (in thousands)

Balance, beginning of year	$914
Charged to expense	819
Deductions	(993)
Balance, end of period	$740

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net sales:
Technology products	$676,133	$625,683	$2,037,780	$1,840,922
Industrial products	63,187	61,523	182,166	169,232
Hosted software	159	111	305	387
Consolidated	$739,479	$687,317	$2,220,251	$2,010,541

Operating income (loss):
Technology products	$21,316	$27,693	$75,030	$72,078
Industrial products	7,315	6,592	19,548	16,759
Hosted software	(3,775)	(5,019)	(12,379)	(10,983)
Corporate and other expenses	(6,274)	(3,460)	(15,028)	(10,442)
Consolidated	$18,582	$25,806	$67,171	$67,412

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
United States:
Technology products	$401,297	$356,642	$1,168,353	$1,045,283
Industrial products	63,187	61,523	182,166	169,232
Hosted software	159	111	305	387
United States total	464,643	418,276	1,350,824	1,214,902
Other North America (Technology products)	47,661	41,191	145,754	116,033
North America total	512,304	459,467	1,496,578	1,330,935
Europe	227,175	227,850	723,673	679,606
Consolidated	$739,479	$687,317	$2,220,251	$2,010,541

Revenues are attributed to countries based on the location of the selling subsidiary.

9.                Contingencies

Litigation – Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a national class action complaint in U.S. District Court against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all OnRebate customers whose rebates were denied or delayed. (OnRebate.com Inc. is a rebate processing company owned by Systemax.).  Vukson’s Complaint (as amended) alleges that since 2004 Systemax, TigerDirect and OnRebate engaged in a conspiracy to engage in deceptive and unfair rebate practices.  Vukson alleges counts for violation of state consumer protection states, conspiracy, and unjust enrichment.  Defendants have moved to dismiss the Complaint. The Company intends to vigorously defend this case.

State of Florida, Office of the Attorney General Subpoena.

On January 2, 2008 the Company received a subpoena for documents from the Florida Attorney General’s Office relating to the payment and processing of rebates by the Company. The Company received subpoenas for additional documents on January 30, 2008 and on August 25, 2008.  The Company is cooperating with the Florida Attorney General’s investigation and has provided a substantial number of documents in response to the subpoenas.

10.         Stock Repurchase

On May 12, 2008 the Company’s Board of Director’s authorized the repurchase of up to two million shares of Company stock. During the third quarter of 2008 the Company repurchased 228,401 shares for approximately $3.4 million.

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

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments – Technology Products, Industrial Products and Hosted Software. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Western

Europe.  Most of these products are manufactured by other companies.  We assemble our own PCs and sell them under our own trademarks Systemax™ and Ultra™.  We also sell certain computer-related products manufactured for us to our own design under the trademark Ultra™. For the nine months ended September 30, 2008, Technology products accounted for 92% of our net sales.  Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 8% of our net sales for the nine months ended September 30, 2008.  In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.  Our Hosted Software segment, which became a reportable segment in 2006, participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application.  See Note 8 to the consolidated financial statements for additional financial information about our business segments as well as information about our geographic operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 compared to the Three and Nine Months Ended September 30, 2007

Key Performance Indicators (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Net sales by segment:
Technology products	$676,133	$625,683	8.1%	$2,037,780	$1,840,922	10.7%
Industrial products	63,187	61,523	2.7%	182,166	169,232	7.6%
Hosted software	159	111	43.2%	305	387	(21.2)%
Total net sales	$739,479	$687,317	7.6%	$2,220,251	$2,010,541	10.4%
Net sales by geography:
North America	$512,304	$459,467	11.5%	$1,496,578	$1,330,935	12.4%
Europe	227,175	227,850	(.3)%	723,673	679,606	6.5%
Total net sales	$739,479	$687,317	7.6%	$2,220,251	$2,010,541	10.4%
Gross margin	15.8%	16.1%	(.3)%	15.6%	15.3%	.3%
Selling, general and administrative costs	$97,887	$84,847	15.4%	$280,026	$239,233	17.1%
Selling, general and administrative as a % of net sales	13.2%	12.3%	.9%	12.6%	11.9%	.7%
Operating income	$18,582	$25,806	(28.0)%	$67,171	$67,412	(.4)%
Operating margin	2.5%	3.8%	(1.3)%	3.0%	3.4%	(.4)%
Effective income tax rate	39.5%	34.5%	5.0%	37.3%	35.5%	1.8%
Net income	$11,273	$17,644	(36.1)%	$42,875	$45,301	(5.4)%
Net margin	1.5%	2.6%	(1.1)%	1.9%	2.3%	(.4)%

The Technology Products sales increase was driven by increased internet and retail store sales as the result of the acquisition of the CompUSA ecommerce business and re-opening sixteen retail stores.  Sales attributable to CompUSA web and retail were $63.0 million for the third quarter of 2008 and $139.4 million for the first nine months of 2008. Excluding CompUSA revenue, total Technology Products revenues declined approximately 2.0% in the third quarter of 2008 and increased 3.1% for the first nine months of 2008 as compared to the same periods in 2007. In the United States, Technology Products sales excluding CompUSA declined 5% in the third quarter of 2008 and 1.5% for the first nine months of 2008 as compared to the same periods in 2007. The decline in the third quarter and nine month periods of 2008 is the result of slower business to business IT and consumer electronics sales as United States economic activity slowed. In Europe sales were flat in the third quarter of 2008 and increased 6.5% for the first nine months of 2008 as compared to the same periods in 2007. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $8 million in the third quarter and $44 million for the first nine months of 2008. Excluding exchange rate benefits, European sales would have declined by 4% in the third quarter of 2008 and would have been flat in the first nine months of 2008 as compared to the same periods in 2007.  Measured in local currencies, quarterly revenues in each of our European locations declined in the third quarter as compared to the same period in 2007 as European economic conditions deteriorated. The decline in sales for the quarter is primarily the result of slowed consumer and business to business sales.  Sales in Canada (Other North America) increased by 15.7% in the third quarter of 2008 and 25.6% in the first nine months of 2008 as compared to the same periods in 2007.  Excluding exchange rate benefits sales would have increased 12.3% for the quarter and 13.6% for the first nine months of 2008. The increased sales are primarily the result of the opening of one additional retail store, increased business to business and web sales and generally more stable economic conditions in Canada as compared to other locations.

The Industrial Products sales increase resulted from the Company increasing its market share through competitive pricing advantages and increased internet sales. Quarter over quarter growth in Industrial Products slowed in the third quarter primarily the result of a slowing US economy. In our Hosted Software segment revenues continue to be insignificant relevant to consolidated revenues. Subsequent to the end of the third quarter of 2008 the Company is reorganizing and refocusing its Hosted Software business to reduce its net loss and negative cash flow. The actions taken to date will result in a charge to earnings of approximately $.4 million. The Company expects to realize savings of approximately $2 million annually.

Consolidated gross margin declined for the three month period ended September 30, 2008 by 30 basis points and improved by 30 basis points for the nine months ending September 30, 2008 compared to the same periods in 2007. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales and other variables, any or all of which may result in fluctuations in gross margin.

The increase in selling, general and administrative expenses in the third quarter of 2008 was primarily the result of $5.6 million of increased salaries and related costs, $2.5 million of increased rent and real estate taxes, $2.0 million of increased professional fees, telephone/computer maintenance and utility charges, $1.1 million increase in bad debt expense and $.7 million of increased credit card fees. Included in these cost increases are approximately $7.2 million of costs related to CompUSA operations. As a percentage of sales S, G &A increased in the third quarter to 13.2% compared to 12.3% in the third quarter of 2007. This increase is primarily the result of the addition to S, G&A of costs related to the CompUSA retail stores. The Company expects S, G & A as a percentage of sales to decline as retail store sales ramp up and as the Company realizes cost savings from the Hosted Software segment reorganization .

The increase in selling, general and administrative expenses in the first nine months of 2008 was primarily the result of $23.7 million of increased salaries and related costs, $6.7 million of increased rent and real estate costs, $3.8 million of professional fees and telephone/computer maintenance charges, and $2.0 million of increased credit card fees. Included in these cost increases are approximately $15.2 million of costs related to CompUSA operations and $.7 million in severance costs.  Included in the nine months of 2007 is a gain of approximately $2.4 million from a lawsuit that was settled favorably. Excluding this gain selling, general and administrative expenses would have increased 15.9% in 2008 as compared to 2007. As a percentage of sales S, G &A increased in the first nine months of 2008 to 12.6% compared to 11.9% in the same period of 2007. This increase is primarily the result of the addition to S, G&A of costs related to the CompUSA retail stores. The Company expects S, G & A as a percentage of sales to decline as retail store sales ramp up and as the Company realizes cost savings from the Hosted Software segment reorganization.

The Company’s effective tax rate for the quarter was 39.5% up from 34.5% in the third quarter of 2007, primarily the result of increased taxable income in the United Kingdom where we had a deferred tax valuation allowance in the prior year. The effective tax rate for the nine months was 37.3% in 2008, up from 35.5% in 2007.

Net income for the third quarter of 2008 declined 35.8% to $11.3 million compared to $17.6 million in the third quarter of

2007. The decline in net income is the result of slowing sales growth and increased fixed overhead related to the ramp up of the Company’s CompUSA retail stores. The Company has implemented selected hiring freezes and targeted expense cuts in certain business units as the result of general economic uncertainty worldwide. Net income for the first nine months of 2008 declined 5.4% to $42.9 million compared to $45.3 million in 2007.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, fund capital expenditures, repurchases of Company stock, fund special dividends declared by our Board of Directors and fund acquisitions. We rely principally upon operating cash flow and borrowings under our credit facilities to meet these needs. We believe that cash flow available from these sources will be sufficient to meet our working capital requirements as well as any interest and debt repayments in the next twelve months and thereafter.

Selected liquidity data (in thousands):

	September 30, 2008	December 31, 2007	$ Change
Cash and cash equivalents	$73,373	$128,021	$(54,648)
Accounts receivable, net	$207,446	$206,940	$506
Inventories, net	$275,974	$250,222	$25,752
Prepaid expenses and other current assets	$17,087	$14,455	$2,632
Accounts payable	$262,670	$248,673	$13,997
Accrued expenses and other current liabilities	$72,951	$81,670	$(8,719)
Short term borrowings	$520	$4,302	$(3,782)
Working capital	$247,439	$274,353	$(26,914)

Our working capital decreased in the first nine months of 2008 as the result of the use of approximately $30.6 million cash for the purchase of certain CompUSA assets, payment of $37.1 million for a special dividend, stock repurchases of $3.4 million and an increase in inventory, primarily related to purchasing inventory for the 16 CompUSA retail stores. Accounts payable balances increased by approximately $14.0 million offset by a decrease of approximately $8.7 million in accrued expenses and a reduction in short term debt in Europe.  Our inventory turnover decreased from 10 times to 8.9 times on an annual basis primarily the result of the restocking of the 16 acquired CompUSA retail stores. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

The decrease in cash provided by operations in the first nine months of 2008 resulted from changes in our working capital accounts, which used $25.7 million in cash compared to $6.9 million generated in 2007, primarily the result of an increase in inventories related to the CompUSA acquisition. Cash generated from net income adjusted by other non-cash items provided $57.0 million for the nine months ended September 30, 2008 compared to $56.5 million provided by these items for the nine months ended September 30, 2007.

Cash flows used in investing activities during the first nine months of 2008 were primarily for the CompUSA acquisition and for capital expenditures in retail stores and information technology. Cash flows used in investing activities during 2007 consisted primarily of upgrades and enhancements to our information and communications systems hardware and facilities costs.

Net cash of $41.8 million was used in financing activities for the nine months of 2008.  We repaid approximately $4 million in short-term loans, repurchased Company stock of approximately $3.4 million and we paid $37.1 million for a special dividend. Proceeds and excess tax benefits from stock option exercises provided approximately $2.5 million of cash. In the first nine months of 2007, we repaid $12.5 million in short-term loans and paid $36.6 million for a special dividend.  Proceeds from stock option exercises, net of repurchases and excess tax benefits, provided approximately $2.6 million of cash.

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of September 30, 2008, eligible collateral was $120 million and total availability was $109.3 million. There were outstanding letters of credit of $10.7 million and there were no outstanding advances as of September 30, 2008. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles, the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of September 30, 2008.

Under our Netherlands €5 million ($7.3 million at the September 30, 2008 exchange rate) credit facility, at September 30, 2008 there was approximately €14 thousand outstanding under this line ($20 thousand). This facility expires in November 2008.  The Company will not be renewing this credit facility.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at September 30, 2008 consisted of repayments of borrowings under our credit agreements, payments under operating leases for certain of our real property and equipment and payments under employment and other service agreements.

Our current and anticipated needs for cash include funding growth in working capital, capital expenditures necessary for future growth in sales, repurchase of Company stock and potential expansion through acquisitions. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2008, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2008 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings in Europe under our credit facilities. As of September 30, 2008, the balance outstanding on our variable rate debt was approximately $20 thousand. Based on our market sensitive instruments as of September 30, 2008, a hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows for the fiscal year.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. As part of this evaluation we noted that the remediation and testing of the significant deficiency identified as part of our December 31, 2007 review is not yet complete as of September 30, 2008. This significant deficiency is described below:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FASB Statement 141. SFAS No.141R retains the requirement that the acquisition method of accounting be used for business combinations. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness and comparability that reporting entities provide in their financial reports about business combinations and their effects. SFAS 141R establishes principles and requirements for how an acquirer 1) recognizes and measures identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.

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

PART II - OTHER INFORMATION

 Item 1.      Legal Proceedings

Litigation – Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a national class action complaint in U.S. District Court against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all OnRebate customers whose rebates were denied or delayed. (OnRebate.com Inc. is a rebate processing company owned by Systemax.) .  Vukson’s Complaint (as amended) alleges that since 2004 Systemax, TigerDirect and OnRebate engaged in a conspiracy to engage in deceptive and unfair rebate practices.  Vukson alleges counts for violation of state consumer protection states, conspiracy, and unjust enrichment.  Defendants have moved to dismiss the Complaint.  The Company intends to vigorously defend this case.

State of Florida, Office of the Attorney General Subpoena.

On January 2, 2008 the Company received a subpoena for documents from the Florida Attorney General’s Office relating to the payment and processing of rebates by the Company. The Company received subpoenas for additional documents on January 30, 2008 and on August 25, 2008.  The Company is cooperating with the Florida Attorney General’s investigation and has provided a substantial number of documents in response to the subpoenas.

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

SYSTEMAX INC.

Date: November 6, 2008	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer