Form 10-K
period 2008-12-31
SYSTEMAX INC
filed 2009-03-18
CIK 945114

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).          Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $148,811,545. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 6, 2009 was 36,223,720 shares.

Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2008 annual meeting of stockholders are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company” or “we”) include its subsidiaries.

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

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

Item 1. Business.

General

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments — Technology Products, Industrial Products and Software Solutions. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. Except for certain personal computer (“PC”) products that we assemble ourselves and sell under the trademarks Systemax™ and Ultra™, substantially all of our products are manufactured by other companies.   We also sell certain computer-related products manufactured for us to our own design under the trademark Systemax™ and Ultra™.  Technology Products accounted for 92% of our net sales in 2008.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America. Substantially all of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 8% of our net sales in 2008.

Our Software Solutions segment participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application. See Note 10 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute part of the Company have been in business since 1955. Our headquarter office is located at 11 Harbor Park Drive, Port Washington, New York.

Recent Developments

On January 5, 2008 the Company entered into an asset purchase agreement with CompUSA Inc. Under the agreement the Company acquired CompUSA’s e-commerce business and 16 of its retail leases and related fixtures for consideration of approximately $30.6 million. This acquisition accelerated the Company’s planned expansion into the retail market place in North America and Puerto Rico.

Products

We offer more than 100,000 brand name and private label products. We endeavor to expand and keep current the breadth of our product offerings in order to fulfill the increasingly wide range of product needs of our customers.

Our computer sales include desktops, laptops and notebooks and are primarily offerings of brand name original equipment manufacturers, as well as our own Systemax and Ultra brands. Computer supplies and consumer electronics related products include supplies such as laser printer toner cartridges and ink jet printer cartridges; media such as flash memory, recordable disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; monitors; digital cameras; plasma and LCD TVs; MP3 and DVD players; PDAs; and packaged software.

We assemble our Systemax and Ultra brand PCs in our 297,000 square foot, ISO-9001:2000 certified facility in Fletcher, Ohio.  We purchase components and subassemblies from suppliers in the United States as well as overseas. Certain parts and components for our PCs are obtained from a limited group of suppliers.  We also utilize licensed technology and computer software in the assembly of our PCs. For a discussion of risks associated with these licenses and suppliers, see Item 1A, Risk Factors.

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

We have established a multi-faceted direct marketing system to business customers, consisting primarily of relationship marketers, catalog mailings and proprietary internet websites, the combination of which is designed to maximize sales. Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain of historical purchasing patterns, our relationship marketers are prompted with product suggestions to expand customer order values. In certain countries, we also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by frequent catalog mailings and e-mail campaigns, both of which are designed to generate inbound telephone sales, and our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of our multiple marketing methods enables us to more thoroughly penetrate our business, educational and government customer base. We believe increased internet exposure leads to more internet-related sales and also generates more inbound telephone sales; just as we believe catalog mailings and email campaigns which feature our websites results in greater internet-related sales.

We continue to have strong growth in sales to individual consumers, particularly through e-commerce means. To reach our individual consumer audience, we use online methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in the most cost-effective manner. We combine our use of e-commerce initiatives with catalog mailings, which generate online orders and calls to inbound sales representatives. These sales representatives use our information systems to fulfill orders and explore additional customer product needs. Sales to individual consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales. We have also successfully increased our sales to individual consumers by using retail outlet stores. As of December 31, 2008 we had 29 retail locations open in North America and Puerto Rico.

E-commerce

The worldwide growth in active internet users has made e-commerce a significant opportunity for sales growth.

The increase in our internet-related sales enables us to leverage our advertising spending. We currently operate multiple e-commerce sites, including:

Technology Products:

•                  www.tigerdirect.com

•                  www.compusa.com

•                  www.compusagoved.com

•                  www.compusabusiness.com

•                  www.misco.co.uk

•                  www.tigerdirect.ca

•                  www.misco.de

•                  www.misco.fr

•                  www.infotelusa.com

•                  www.misco.nl

•                  www.globalcomputer.com

•                  www.misco.it

•                  www.misco.es

•                  www.globalgoved.com

•                  www.misco.se

•                  www.systemaxpc.com

•                  www.misco.at

•                  www.misco.ch

•                  www.misco.be

•                  www.misco.pt

•                  www.misco.ie

Industrial Products:

•                  www.globalindustrial.com

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

Catalogs

We currently produce a total of 16 full-line and targeted specialty catalogs in North America and Europe under distinct titles. Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Global Computer Supplies™, CompUSA, TigerDirect.ca™, Misco®, Global

Industrial™, ArrowStar™ and  Nexel™.  Full-line computer product catalogs offer products such as PCs, notebooks, peripherals, computer components, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. We mail catalogs to both businesses and individual consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-entry. Our in-house staff designs all of our catalogs. In-house catalog design helps reduce overall catalog expense and shortens catalog production time. This allows us the flexibility to alter our product offerings and pricing and to refine our catalog formats more quickly. Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies of scale in catalog production.

With the CompUSA acquisition, the distribution of our catalogs increased to 63 million in 2008, which was 9.5% more than in the prior year. In 2008, we mailed approximately 47 million catalogs in North America, a 16.2% increase from last year and approximately 16 million catalogs, or 6.5% fewer than 2007, were distributed in Europe.

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

Suppliers

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. One vendor accounted for 12.0%, 14.4% and 12.8% of our purchases in 2008, 2007 and 2006, respectively.   The loss of this vendor, or any other key vendors, could have a material adverse effect on us.

Certain private label products are manufactured by third-parties to our specifications. Many of these private label products have been designed or developed by our in-house product design and development teams.

Competition and Other Market Factors

Technology Products

The North American and European technology product markets are highly competitive, with many U.S., Asian and European companies vying for market share.  There are few barriers of entry, with these products being sold through multiple channels of distribution, including direct marketers, local and national retail computer stores, computer resellers, mass merchants, over the internet and by computer and office supply superstores. In North America, our major competitors operate in all these sales channels; in Europe, our major competitors are regional or country-specific retail and direct-mail distribution companies and internet-based resellers.

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

Current economic conditions raise additional factors as the loss of consumer confidence in the Company’s markets could result in a decrease of spending in the categories of products we sell.   It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity and create shortages of product.

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

Software Solutions

Software Solutions offers a software application for the multi-channel commerce industry. The software distribution model in which a software application is hosted by a software vendor or a service provider and made available to customers over the internet is also known as software as a service (SaaS).   Traditional software licensing is being supplemented with on-demand delivery models that increase the predictability of information technology financial expenditures while making it easier for multi-channel commerce companies to manage their customers, products and services regardless of sales channel.

The increasing replacement of obsolete software solutions by multi-channel retailers for newer technologies provides our Software Solutions business with an opportunity to market its products and services. The advantages of having a single solution, single database to manage all sales channels (eCommerce, call center, catalog, mail order, retail) with web-based accessibility and faster implementation cycles is anticipated to fuel penetration into the multi-channel software market space.

Employees

As of December 31, 2008, we employed a total of 4,452 employees, of whom 3,251 were in North America and 1,201 were in Europe.

Seasonality

Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months.  See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations; Seasonality.

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

Financial Information About Foreign and Domestic Operations

We conduct our business in North America (the United States, Puerto Rico and Canada) and Europe.  Approximately 37.9% of our net sales during 2008 were made by subsidiaries located outside of the United States. For information pertaining to our international operations, see Note 10, “Segment and Related Information,” to the Consolidated Financial Statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations in those two geographic markets (in thousands):

	North America	Europe	Total
2008
Net sales	$2,092,372	$940,589	$3,032,961
Operating income	$62,268	$21,099	$83,367
Identifiable assets	$553,263	$150,000	$703,263

2007
Net sales	$1,847,477	$932,398	$2,779,875
Operating income	$82,365	$11,577	$93,942
Identifiable assets	$488,761	$185,110	$673,871

2006
Net sales	$1,601,259	$743,906	$2,345,165
Operating income	$45,297	$15,433	$60,730
Identifiable assets	$426,451	$157,710	$584,161

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

•                  Charter for the Audit Committee of the Board of Directors

•                  Charter for the Compensation Committee of the Board of Directors

•                  Charter for the Nominating/Corporate Governance Committee of the Board of Directors

•                  Corporate Governance Guidelines and Principles

In accordance with the listing standards of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company web site (www.systemax.com) and can be obtained upon request by writing to Systemax Inc., Attention: Board of Directors (Corporate Governance), 11 Harbor Park Drive, Port Washington, NY 11050.

Item 1A. Risk Factors.

There are a number of factors and variables described below that may affect our future results of operations and financial condition. Other factors of which we are currently not aware or that we currently deem immaterial may also affect our results of operations and financial position.

Risks Related to the Economy and Our Industries

•                  Economic conditions have affected and could continue to adversely affect our revenues and profits.

Current economic conditions may cause the loss of consumer confidence in the Company’s markets which may result in a decrease of spending in the categories of products we sell.   It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity, creating shortages of product. Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism. Our consolidated results of operations are directly affected by economic conditions in North America and Europe. We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect us as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

In response to economic and market conditions, from time to time we have undertaken initiatives to reduce our cost structure where appropriate. These initiatives, as well as any future workforce and facilities reductions, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates and levels of profitability we have recently experienced. In addition, costs actually incurred in connection with our restructuring actions may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings.

•                  Competitive pressures could harm our revenue and gross margin.

We may not be able to compete effectively with current or future competitors. The markets for our products and services are intensely competitive and subject to constant technological change. We expect this competition to further intensify in the future. Competitive factors include price, availability, service and support. We compete with a wide variety of other resellers and retailers, as well as manufacturers. Many of our competitors are larger companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our markets. This may place us at a disadvantage in responding to competitors’ pricing strategies, technological advances and other initiatives, resulting in our inability to increase our revenues or maintain our gross margins in the future.

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

We insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, worker’s compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although we believe that our insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation, natural disasters and large losses could materially affect our insurance obligations and future expense.

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

We rely on a variety of information and telecommunications systems in our operations. Our success is dependent in large part on the accuracy and proper use of our information systems, including our telecommunications systems.  To manage our growth, we continually evaluate the adequacy of our existing systems and procedures. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information systems, including software and hardware, as we grow and the needs of our business change.  In particular, our financial and retail point of sale systems will  be replaced during the coming years.  The occurrence of a significant system failure, electrical or telecommunications outages or our failure to expand or successfully implement new systems could have a material adverse effect on our results of operations.

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

We purchase substantially all of our computer products from major distributors such as Ingram Micro Inc. and Tech Data and directly from large manufacturers such as Hewlett Packard and Acer, who may deliver those products directly to our customers. These relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory.  The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

Our PC products contain electronic components, subassemblies and software that in some cases are supplied through sole or limited source third-party suppliers, some of which are located outside of the U.S. Although we do not anticipate any problems procuring supplies in the near-term, there is no assurance that parts and supplies will be available in a timely manner and at reasonable prices. Any loss of, or interruption of, supply from key suppliers may require us to find new suppliers. This could result in production or development delays while new suppliers are located, which could substantially impair operating results. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components were to increase significantly, operating costs and expenses could be adversely affected.

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

•                  Goodwill and intangible assets may become impaired resulting in a charge to earnings.

The acquisition of certain assets of CompUSA resulted in the recording of significant intangible assets and goodwill. We are required to test goodwill and intangible assets to determine if the carrying values of these assets are impaired annually or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired we may be required to record a significant charge to earnings in the period during which the impairment is discovered.

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

•                  Changes in a country’s economic or political conditions

•                  Changes in foreign currency exchange rates

•                  Difficulties with staffing and managing international operations

•                  Unexpected changes in regulatory requirements

For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales (Europe, Canada and Puerto Rico) accounted for approximately 37.9% of our revenue during 2008.  To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

Our United States/United Kingdom combined revolving credit agreement contains covenants restricting or limiting our ability to, among other things:

•                  incur additional debt

•                  create or permit liens on assets

•                  make capital expenditures or investments

•                  pay dividends

If we fail to comply with the covenants and other requirements set forth in the credit agreement, we would be in default and would need to negotiate a waiver agreement with the lenders. Failure to agree on such a waiver could result in the lenders terminating the credit agreement and demanding repayment, which would adversely affect our cash position and adversely affect the availability of financing to us, which could materially impact our operations.

•                We have experienced rapid growth in retail stores

The acquisition of CompUSA in 2008 added 16 retail stores, more than double the then existing number of stores. The addition of these stores requires the Company to effectively manage its cost structure in order to maintain profitability including the additional inventory needs, retail point of sales IT systems, retail personnel and leased facilities. Future growth in retail will also be dependent on the ability to attract customers and build brand loyalty. The retail computer and consumer electronics business is highly competitive and has narrow gross margins. If we fail to manage our growth and cost structure while maintaining high levels of service and meeting competitive pressures adequately, our business plan  may not be achieved and may lead to reduced profitability.

•                  Rebate Processing

Similiar to other companies in the technology products industry, we advertise manufacturers’ mail-in rebates on many products we sell and, in some cases, offer our own rebates. These   rebates are processed through third party vendors and in house. If these rebates are not processed in a timely and satisfactory manner by either third party vendors or our in house operations, our reputation in the marketplace could be negatively impacted.  See Item 3, Legal Proceedings.

•                  Gross profit margins in Technology Products are narrow and variable

The computer and consumer electronics industry is highly price competitive and gross profit margins are narrow and variable. The Company’s ability to reduce prices in reaction to competitive pressure may be limited. Additionally, gross profit margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and or price protection programs, product return rights, and product mix. Pricing pressure was prevalent in the second half of 2008 as a result of the significant decline in economic activity in the markets we serve and we expect this to continue during this or any period of sustained economic decline. We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines. If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

•                  We may be liable for misuse, loss or theft of our customers’ personal information

In processing our sales orders we often collect personal information and credit card information from our customers. The Company has comprehensive privacy and data security policies in place which are designed to prevent security breaches, however, if a third party or a rogue employee or employees are able to bypass our network security or otherwise compromise our customers’ personal information or credit card information, we could be subject to liability. This liability may include claims for identity theft, unauthorized purchases, claims alleging misrepresentation of our privacy and data security practices or other related claims.

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

In 2004, we introduced our web-based and hosted, on-demand software suite of products, marketed as PCS ProfitCenter Software™. We have a limited operating history with this type of product offering and may encounter risks inherent in the software industry, including but not limited to:

•                  failure to implement effective general and application controls

•                  errors or security flaws in our product

•                  technical difficulties which we can not resolve on a timely or cost-effective basis

•                  inability to provide the level of service commitment

•                  inability to deliver product upgrades and enhancements

•                  delays in development

•                  inability to hire and retain qualified technical personnel

•                  impact of privacy laws on the use of our product

•                  exposure to claims of infringement of intellectual property rights

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our primary facilities, which are leased except where otherwise indicated, are as follows:

Facility	Location	Approximate Square Feet	Expiration of Lease

Headquarters, Sales and Distribution Center (1)	Port Washington, NY	86,000	2017

Sales and Distribution Center	Buford, GA	647,000	2021

Sales, Distribution Center and Retail Store	Naperville, IL	330,000	2026

PC Assembly, Sales and Distribution Center	Fletcher, OH	297,000	Owned

Sales and Administrative Center	Miami, FL	80,000	2010

Distribution Center	Las Vegas, NV	90,000	2010

Sales Center	Markham, Ontario	23,000	2013

Sales and Administrative Center	Richmond Hill, Ontario	20,296	2017

Sales, Administrative and Distribution Center	Verrieres le Buisson, France	48,000	2010

Sales, Administrative and Distribution Center	Langen, Germany	92,000	2013

Sales, Administrative and Distribution Center	San Agustin del Guadalix, Spain	38,000	2009

Sales, Administrative and Distribution Center	Lacchiarella, Italy	102,000	2009

Sales and Distribution Center	Greenock, Scotland	78,000	Owned

Sales and Administrative Center	Wellingborough, England	75,000	Owned

Sales and Administrative Center	Amstelveen, Netherlands	21,000	2012

Sales, Administrative and Distribution Center	Lidkoping, Sweden	20,000	2009

Sales and Administrative Center	Uniondale, NY	22,719	2012

(1)          For information about this facility, leased from related parties, see Item 13 —Certain Relationships and Related Transactions and Director Independence.

We also lease space for other smaller offices and retail stores in the United States, Canada, Puerto Rico and Europe and certain facilities leased by the Company are subleased to others. We believe our current facilities provide adequate capacity for our current and projected needs. We intend to renew the leases for our space which would otherwise terminate in 2009.

For further information regarding our lease obligations, see Note 9 to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a national class action complaint in U.S. District Court against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all OnRebate customers whose rebates were denied or delayed. (OnRebate.com Inc. is a rebate processing company owned by Systemax.).  Vukson’s complaint (as amended) alleges that since 2004 Systemax, TigerDirect and OnRebate engaged in a conspiracy to engage in deceptive and unfair rebate practices.  Vukson alleges counts for violation of state consumer protection statutes, conspiracy, and unfair rebate practices.  On February 11, 2009 the Court dismissed Vukson’s complaint with leave to file an amended complaint by February 19, 2009 but ordered that any amended complaint not include a request for punitive damages. On February 19, 2009 Vukson filed an amended complaint with no request for punitive damages, as ordered by the Court. The Company will continue to vigorously defend this case.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Systemax common stock is traded on the New York Stock Exchange under the symbol “SYX.”  The following table sets forth the high and low closing sales price of our common stock as reported on the New York Stock Exchange for the periods indicated.

	High	Low
2008
First Quarter	$20.32	$9.01
Second Quarter	20.89	12.06
Third Quarter	18.43	14.04
Fourth Quarter	15.10	8.75

2007
First Quarter	$30.13	$18.10
Second Quarter	21.75	16.22
Third Quarter	22.12	17.60
Fourth Quarter	24.47	17.95

On January 3, 2009, the last reported sale price of our common stock on the New York Stock Exchange was $10.87 per share.  As of January 3, 2009, we had 230 shareholders of record.

On March 3, 2008, the Company’s Board of Directors declared a special dividend of $1.00 per share payable on April 2, 2008 to shareholders of record on March 21, 2008. This special dividend is the second dividend we have paid since our initial public offering. Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we may decide to declare another special dividend in the future.

On March 14, 2007, the Company’s Board of Directors declared a special dividend of $1.00 per share payable on April 12, 2007 to shareholders of record on April 2, 2007. This special dividend was the first dividend we have paid since our initial public offering.

In May 2008, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. During 2008 the Company repurchased 475,301 common shares. Detail of those purchases is as follows:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August	228,401	$15.04	228,401	1,771,599
December	246,900	$9.67	475,301	1,524,699

Total	475,301	$12.25

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2009 annual meeting of shareholders and is incorporated by reference herein.

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. The selected statement of operations data for fiscal years 2008, 2007 and 2006 and the selected balance sheet data as of December 2008 and 2007 are derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 2006, 2005 and 2004 and the selected statement of operations data for fiscal years 2005 and 2004 are derived from the audited consolidated financial statements of the Company which are not included in this report.

	Years Ended December 31,
		(In millions, except per share data)
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$3,033.0	$2,779.9	$2,345.2	$2,115.5	$1,928.1
Gross profit	$464.1	$426.3	$342.9	$307.3	$286.5
Operating income	$83.4	$93.9	$60.7	$37.2	$17.6
Net income	$52.8	$69.5	$45.1	$11.4	$10.2
Per Share Amounts:
Net income – diluted	$1.41	$1.84	$1.22	$.31	$.29
Weighted average common shares – diluted	37.4	37.8	36.9	36.5	35.5
Cash dividends declared per common share	$1.00	$1.00	$—	$—	$—
Balance Sheet Data:
Working capital	$250.6	$274.4	$229.4	$169.8	$148.0
Total assets	$703.3	$677.6	$584.1	$504.5	$483.2
Long-term debt, excluding current portion	$1.4	$.3	$.5	$8.0	$8.6
Shareholders’ equity	$334.0	$335.8	$289.5	$232.8	$222.6

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments — Technology Products, Industrial Products and Software Solutions. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe. Except for certain PC products that we assemble ourselves and sell under the trademarks Systemax™ and Ultra™, substantially all of our products are manufactured by other companies.  We also sell certain computer-related products manufactured for us to our own design under the trademark Systemax™ and Ultra™. Technology products accounted for 92% of our net sales in 2008.  Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Substantially all of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 8% of our net sales in 2008.  In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.  Our Software Solutions segment, which became a reportable segment in 2006, participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application.  See Note 10 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

The market for computer products and consumer electronics is subject to intense price competition and is characterized by narrow gross profit margins. The North American industrial products market is highly fragmented and we compete against companies utilizing multiple distribution channels. Distribution of our technology products and industrial products is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of leasing warehouse space, maintaining inventory and inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stocking and drop-shipment fulfillment.

The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, employee benefits and stock option expenses. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

During the first quarter of 2008 the Company acquired CompUSA’s e-commerce business and 16 of its retail leases and related fixtures for direct consideration of approximately $30.6 million. This acquisition accelerated the Company’s planned expansion into the retail market place for Technology Products in North America and Puerto Rico.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements.    Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ from those estimates.  These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented. We identify below a number of policies that entail significant judgments or estimates.  Actual results may differ from these estimates under different conditions or assumptions.

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

Inventories.  We value our inventories at the lower of cost or market, cost being determined on the first-in, first-out method except in Europe and retail locations where an average cost is used. Excess and obsolete or unmarketable merchandise are written down based on historical experience, assumptions about future product demand and market conditions. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past.

Goodwill and, Intangible Assets — We apply the provisions of Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” in our valuation of goodwill and other intangible assets. FAS 142 requires that goodwill be reviewed at least annually for potential impairment. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value.

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

Accruals. Management exercises judgment in estimating various period end liabilities such as costs related to vendor drop shipments, sales returns and allowances, cooperative advertising and customer rebate reserves, and other vendor and employee related costs. While we believe that these estimates are reasonable, any significant deviation of actual costs as compared to these estimates could have a material impact on the Company’s consolidated financial statements.

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

Restructuring charges.  We have taken restructuring actions in the past and could in the future commence further restructuring activities which result in recognition of restructuring charges if events make it necessary. These actions require management to make judgments and utilize significant estimates regarding the nature, timing and amounts of costs associated with the activity. When we incur a liability related to a restructuring action, we estimate and record all appropriate expenses, including expenses for severance and other employee separation costs, facility consolidation costs (including estimates of sublease income), lease cancellations, asset impairments and any other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be impacted, which could materially affect our consolidated financial position and results of operations.

Recently Adopted and Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This statement was issued to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements.  Effective January 1, 2008 the Company adopted the provisions of SFAS No. 157, which did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which provides for a one-year deferral of the provisions of SFAS No. 157  until fiscal years beginning after December 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.  The Company is currently evaluating the potential impact, if any, of FSP 157-2.

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of this FSP may have on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FASB Statement 141. SFAS No.141R retains the requirement that the acquisition method of accounting be used for business combinations. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness and comparability that reporting entities provide in their financial reports about business combinations and their effects. SFAS No. 141R establishes principles and requirements for how an acquirer 1) recognizes and measures identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.  The impact of SFAS No. 141R will depend on the nature and terms of any future business combinations, if any.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Non-controlling Interest”. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that reporting entities provide related to non-controlling interests, sometimes referred to as minority interests. SFAS No. 160 requires, among other things, that non-controlling interests be shown separately in the consolidated entity’s equity section of the balance sheet. SFAS No. 160 also establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, for presentation of amounts of consolidated net income attributable to the parent and the non-controlling interest, for consistency in accounting for changes in a parent’s ownership interest when the parent retains a controlling interest, for the valuation of retained non-controlling equity interests when a subsidiary is deconsolidated and for providing sufficient disclosure that identifies and distinguishes the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective beginning January 1, 2009. The Company does not expect the adoption of SFAS No.160 to have a material impact on its consolidated financial statements.

Highlights from 2008

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•                  Sales increase of 9% in 2008 over 2007

•                  CompUSA.com and CompUSA retail contributed $226.3 million in sales

•                  Movements in exchange rates positively impacted European and Canadian sales by approximately $13 million and $5 million, respectively

•                  Revenue growth slowed in the second half of 2008

Results of Operations

Key Performance Indicators (in thousands):

	Years Ended December 31,
	2008	2007	% Change	2007	2006	% Change
Net sales by segment:
Technology products	$2,795,441	$2,553,716	9.5%	$2,553,716	$2,148,104	18.9%
Industrial products	237,027	225,746	5.0%	225,746	196,860	14.7%
Software solutions	493	413	19.4%	413	201	105.5%
Total net sales	$3,032,961	$2,779,875	9.1%	$2,779,875	$2,345,165	18.5%
Net sales by geography:
North America	$2,092,372	$1,847,477	13.3%	$1,847,477	$1,601,259	15.4%
Europe	940,589	932,398.9%		932,398	743,906	25.3%
Total net sales	$3,032,961	$2,779,875	9.1%	$2,779,875	$2,345,165	18.5%
Gross margin	15.3%	15.3%	—	15.3%	14.6%	.7%
SG&A costs	$380,778	$332,359	14.6%	$332,359	$282,189	17.8%
SG&A costs as % of sales	12.6%	12.0%	.6%	12.0%	12.0%	(.—)%
Operating income	$83,367	$93,942	(11.3)%	$93,942	$60,730	54.7%
Operating margin	2.7%	3.4%	(.7)%	3.4%	2.6%	.8%
Effective income tax rate	36.9%	30.5%	6.4%	30.5%	35.2%	(4.7)%
Net income	$52,843	$69,481	(23.9)%	$69,481	$45,147	53.9%
Net margin	1.7%	2.5%	(.8)%	2.5%	1.9%	.6%

NET SALES

Net sales grew 9% to $3 billion driven by growth in both technology and industrial products segments.  Excluding the effects of exchange rate changes, sales would have grown 8%. North American technology products sales grew 14% to $1.9 billion. Exchange rate changes did not impact full year sales growth. European technology products sales grew 1% to $940.6 million. Excluding exchange rate benefits, European sales would have been flat.

Sales increased in all three reporting business segments and in both geographies during 2008 over 2007.  The Technology Products sales increase was driven by increased internet and retail store sales as the result of the acquisition of the CompUSA ecommerce business and re-opening sixteen retail stores.  Sales attributable to CompUSA web and retail were $226.3 million for the year. Excluding CompUSA revenue, total Technology Products revenues increased 0.6% compared to the prior year. In the United States, Technology Products sales excluding CompUSA declined 1.0% for the year. The decline over the year is the result of slower business to business IT and consumer electronics sales as United States economy activity slowed in the second half of 2008. In Europe sales increased .9% compared to a year ago. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $13 million for the year. Excluding exchange rate benefits, European sales would have been flat year over year. Sales in Canada (Other North America) increased by 13.9% compared to the prior year. Excluding exchange rate benefits, sales would have increased 10.9% for the year. The increased sales are primarily the result of the opening of one additional retail store, increased business to business and web sales and generally more stable economic conditions in Canada as compared to other locations. As in the United States, sales slowed in the second half of 2008 in Europe and Canada for both consumer and business to business sales as the result of a slowdown in economic activity.

The growth in Industrial Products sales resulted from the Company increasing its market share through aggressive acquisition of customers via web and catalog, increased web advertising by expanding and refining advertisements for existing product lines and adding new advertising for new product lines via search engines, shipping engines and vertical market sites.

In our Software Solutions segment, revenues continue to be insignificant relative to consolidated revenues. In the fourth quarter of 2008, the Company reorganized its Software business to reduce its net loss and negative cash flow.  The actions taken resulted in a charge to earnings of approximately $1.7 million.  The Company expects to realize savings of approximately $2.6 million annually.

Sales increased in all three reporting business segments and in both geographies during 2007 over 2006.  The growth in Technology Products sales was driven primarily by increased internet and retail store sales, private label product sales and expanded product offerings.  The growth in Industrial Products sales resulted from the Company increasing its market share through competitive pricing advantages and increased internet sales.  The growth in North American sales reflected the above factors in both segments. The growth in European sales was driven by strong business to business gains and by the effect of a weaker US dollar.  Exchange rates positively impacted the European sales comparison by approximately $78 million in 2007 as compared to 2006.  Excluding the movements in foreign exchange rates, European sales would have increased 12% from the prior year.  Sales as measured in local currencies increased in all of the European markets we served in 2007. Sales in our Software segment were not material in 2007 and 2006 due to early stage of operations.

GROSS MARGIN

Consolidated gross margin remained consistent year over year at 15.3%, although in the fourth quarter of 2008 the Company’s gross margin declined to 14.4% as the Company lowered certain product prices and offered freight incentives in order to gain market share and respond to competitive pricing pressures.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction of cost of sales, freight discounting and other  variables, any or all of which may result in fluctuations in gross margin.

Gross margin increased 70 basis points during 2007 over 2006, due primarily to decreased competitive pricing pressures in the Technology Products segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased in 2008 over 2007 primarily as a result of the increase in sales volume, added personnel, facility and other operating costs associated with the CompUSA acquisition, as well as increased accounting, auditing, legal and professional expenses and reorganization charges incurred in our Software segment. Significant expense increases include approximately $27.0 million of increased sales and other salaries and related costs related to the increased sales volume; rent and real estate tax increases of $10.6 million;   $5.8 million of increased professional and telephone/computer maintenance costs; and $4.3 million of increased credit card fees.  CompUSA operations accounted for $23.6 million of these cost increases. Included in 2007 is a gain of approximately $2.4 million from a lawsuit that was settled favorably.

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

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

Interest expense was $.3 million, $1.0 million and $1.7 million in 2008, 2007 and 2006. Interest expense decreased in 2008 and 2007 as a result of decreased short-term borrowings in the United Kingdom and the Netherlands. The extinguishment of mortgage debt related to our Georgia warehouse sale in the first quarter of 2006 also contributed to the decreased interest expense. Interest and other income, net was $2.0 million, $5.5 million and $9.5 million in 2008, 2007 and 2006. The increase in other income in 2006 mainly resulted from the gain on sale of the Georgia location.

INCOME TAXES

The Company’s effective tax rate was 36.9% in 2008 as compared to 30.5% in 2007. The higher tax rate in 2008 is primarily attributed to a higher effective tax rate in the United Kingdom in 2008 as the result of the reversal of the valuation allowance in 2007. The lower effective tax rate in 2007 resulted primarily from the reversal of a valuation allowance of approximately $5.9 million against deferred tax assets in the United Kingdom partially offset by the recording of a valuation allowance of approximately $1.7 million against the deferred tax assets of Germany. The United Kingdom valuation allowance, originally recorded at $10.2 million, had been established in 2005 as the result of a cumulative loss position in the United Kingdom.

During 2008, 2007 and 2006, we did not recognize certain foreign tax credits, certain state deferred tax assets in the United States and certain benefits on losses in foreign tax jurisdictions due to our inability to carry such credits and losses back to prior years and our determination that it was more likely than not that we would not generate sufficient future taxable income in those tax jurisdictions to realize these assets. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those items. If we are able to realize all or part of these deferred tax assets in future periods, it will reduce our provision for income taxes by a release of the corresponding valuation allowance.

Seasonality

Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The 2008 amounts were impacted by the CompUSA acquisition. The following table sets forth the net sales, gross profit and income from operations for each of the quarters since January 1, 2006 (amounts in millions).

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
Net sales	$725	$756	$739	$813
Percentage of year’s net sales	23.9%	24.9%	24.4%	26.8%
Gross profit	$115	$116	$116	$117
Operating income	$26	$21	$20	$16

2007
Net sales	$676	$647	$687	$769
Percentage of year’s net sales	24.3%	23.3%	24.7%	27.7%
Gross profit	$97	$99	$111	$120
Operating income	$22	$20	$24	$28

2006
Net sales	$575	$547	$575	$648
Percentage of year’s net sales	24.5%	23.3%	24.5%	27.6%
Gross profit	$90	$77	$92	$83
Operating income	$21	$10	$19	$11

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in thousands):

	December 31,
	2008	2007	$ Change
Cash and cash equivalents	$115,967	$128,021	$(12,054)
Accounts receivable, net	$190,909	$207,460	$(16,551)
Inventories	$282,217	$250,222	$31,995
Prepaid expenses and other current	$12,667	$13,902	$(1,235)
Accounts payable	$284,378	$248,673	$35,705
Accrued expenses	$75,603	$81,637	$(6,034)
Short term debt	$773	$4,302	$(3,529)
Working capital	$250,564	$274,353	$(23,789)

Our primary liquidity needs are to support working capital requirements in our business, to fund capital expenditures, to fund the payment of interest on outstanding debt and to effect small acquisitions. We rely principally upon operating cash flow to meet these needs.  In addition we have available a credit facility of approximately $120 million  We believe that cash flow available from these sources will be sufficient to meet our working capital requirements, projected capital expenditures and interest and debt repayments in the foreseeable future.

Our working capital decreased in 2008 as the result of use of approximately $30.6 million cash for the purchase of certain CompUSA assets, payment of $37.1 million for a special dividend, stock repurchases of $5.8 million and an increase in inventory, primarily related to purchasing inventory for the 16 CompUSA retail stores. Accounts payable balances increased by approximately $35.7 million offset by a decrease of approximately $6.0 million in accrued expenses and a reduction in short term debt in Europe.  Inventory turnover was at 9 times during 2008 and 10 times at 2007. Our accounts receivable days outstanding was at 21 in 2008 down from 24 in 2007. We expect that future accounts receivable and inventory balances will fluctuate with growth in net sales and the mix of our net sales between consumer and business customers.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2008, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Net cash provided by operating activities was $82.4 million, $93.1 million and $34.3 million during 2008, 2007 and 2006. The decrease in cash provided by operating activities in 2008 over 2007 resulted from a $3.3 million decrease in net income adjusted by other non-cash items, such as depreciation expense, and a decrease of $7.4 million in cash used for changes in our working capital accounts. The increase in cash provided by operating activities in 2007 over 2006 resulted from a $27.0 million increase in net income adjusted by other non-cash items, such as depreciation expense, and an increase of $31.7 million in cash used for changes in our working capital accounts.

Net cash used in investing activities was $47.7 million during 2008, primarily for the CompUSA acquisition and for capital expenditures. Net cash used in investing activities was $8.0 million during 2007, primarily for capital expenditures. Net cash provided by investing activities during 2006 consisting of proceeds from disposals of property and equipment of $18.9 million from the sale of our distribution facility in Suwanee, Georgia offset by cash used for capital expenditures of $6.7 million. Capital expenditures in 2008, 2007 and 2006 included upgrades and enhancements to our information and communications systems hardware and facilities costs for the opening of additional retail outlets stores in North America.

Net cash used in financing activities was $42.8 million during 2008. We repaid approximately $3.9 million in short-term debt, paid a special dividend of $37.1 million, and repurchased Company stock of approximately $5.8 million. Proceeds and excess tax benefits from stock option exercises and proceeds from debt and capital leases obligations provided approximately $4.0 million of cash. Net cash used in financing activities was $42.5 million during 2007, attributable to dividends paid of $36.6 million, repayment of short term debt of $9.0 million, offset by proceeds of stock option exercises, related excess tax benefits and share repurchases of $3.1 million. Net cash of $22.1 million was used in financing activities for 2006. Repayment of short and long-term borrowings used approximately $24.8 million of cash and proceeds from stock option exercises and excess tax benefits from stock option exercises provided approximately $2.6 million of cash.

We have a $120.0 million secured revolving credit agreement (which may be increased by up to an additional $30.0 million, subject to certain conditions).  The facility expires in October 2010.  Borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and 40% of qualified inventories and are secured by accounts receivable, inventories and certain other assets. The undrawn availability under the facility may not be less than $15.0 million until the last day of any month in which the availability net of outstanding borrowings is at least $70.0 million. The revolving credit agreement requires that we maintain a minimum level of availability. If such availability is not maintained, we will then be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditures and payments of dividends. As of December 31, 2008, the Company was in compliance with all of the covenants under the credit facility. Eligible collateral under the facility was $103.5 million, total availability was $94.4 million, outstanding letters of credit of were $9.1 million and there were no outstanding advances.

The Company’s Netherlands subsidiary maintained a €5.0 million credit facility with a local financial institution. This facility expired in November 2008 and was not renewed.

In April 2002, we entered into a ten year, $8.4 million mortgage loan on our Suwanee, Georgia distribution facility.  During the first quarter of fiscal 2006, we sold this facility and repaid the remaining balance on the loan. The facility was replaced by a larger, leased distribution center in a nearby area.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expire at various dates through 2026.  We have sublease agreements for unused space we lease in Wellingborough, England. In the event the sublessee is unable to fulfill its obligations, we would be responsible for rent due under the lease.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$2,451	$905	$1,421	$125	$—

Non-cancelable operating leases, net of subleases	135,609	19,034	47,880	31,794	36,901

Purchase & other obligations	28.483	21,093	4,531	2,859	—

Tax contingencies	1,195	1,195	—	—	—

Total contractual obligations	$167,738	$42,227	$53,832	$34,778	$36,901

Our purchase and other obligations consist primarily of certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $9.1 million of standby letters of credit outstanding as of December 2008.

Our operating results have generated cash flow which, together with borrowings under our debt agreements, has provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. Our primary ongoing cash requirements will be to finance working capital, fund the payment of principal and interest on indebtedness, fund capital expenditures and fund small acquisitions. We believe future cash flows from operations and availability of borrowings under our lines of credit will be sufficient to fund ongoing cash requirements for at least the next twelve months.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian Dollars) as measured against the U.S. Dollar and each other.

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars. Sales would have fluctuated by approximately $112 million and pre tax income would have fluctuated by approximately $2.3 million if average foreign exchange rates changed by 10% in 2008.  We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 2008 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 2008, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Inherent Limitations of Internal Controls over Financial Reporting

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, Ernst & Young, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, a copy of which is included in this report.

Changes in Internal Control Over Financial Reporting

In conjunction with the Company’s Section 404 compliance efforts, the Company has continued to make improvements to its internal control over financial reporting, including remediation of the significant deficiency in the consolidation process previously noted. The nature of these improvements was incremental, and the impact was not material both individually and in the aggregate.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders. (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by Item 11 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 10 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

2.	Financial Statement Schedules:

	The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

	Schedule II – Valuation and Qualifying Accounts	57

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits.

Exhibit
No.	Description
3.1	Certificate of Incorporation of Registrant, as amended (incorporated by reference to the Company’s registration statement on Form S-1 (33-92052))
3.2	Certificate of Amendment of Certificate of Incorporation of Registrant (incorporated by reference to the Company’s report on Form 8-K dated May 18, 1999)
3.3	Amended and Restated By-laws of Registrant (effective as of December 29, 2007, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007)
3.4	Amendment to the Bylaws of the Registrant (incorporated by reference to the Company’s report on Form 8-K dated March 3, 2008)
4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995)
10.1	Form of 1995 Long-Term Stock Incentive Plan* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)
10.2	Form of 1999 Long-Term Stock Incentive Plan as amended* (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2003)
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
10.10

Employment Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004)

10.11

Restricted Stock Unit Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004)

10.12

Amended and Restated Credit Agreement, dated as of October 27, 2005, between JPMorgan Chase Bank, N.A. and affiliates, General Electric Capital Corporation, and GMAC Commercial Finance LLC (as Lenders) with the Company and certain subsidiaries of the Company (as Borrowers) (the “Amended and Restated JP Morgan Chase Loan Agreement”) (incorporated by reference to the Company’s report on Form 8-K dated October 27, 2005)

10.13

Amendment No. 1, dated as of December 19, 2005, to the Amended and Restated JP Morgan Chase Loan Agreement (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.14

Lease agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.15

First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.16

First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.17

Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold*(incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).

10.18	Form of 2006 Stock Incentive Plan for Non-Employee Directors*(incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
10.19	Form of 2005 Employee Stock Purchase Plan* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
10.20

Second Amendment to Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

10.21	Asset Purchase Agreement between the Company and CompUSA dated January 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K for the year December 31, 2007).

10.22

Amendment to Asset Purchase Agreement between the Company and CompUSA dated February 14, 2008 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of March 30, 2005) (incorporated by reference to the Company’s report on Form 8-K dated March 30, 2005)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Charter of the Audit Committee of the Company’s Board of Directors, as revised February 23, 2009 (filed herewith)
99.2	Charter of the Compensation Committee of the Company’s Board of Directors, as revised February 23, 2009 (filed herewith)
99.3	Charter of the Nominating/Corporate Governance Committee of the Company’s Board of Directors, as revised February 23, 2009 (filed herewith)

*   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ RICHARD LEEDS

Richard Leeds
Chairman and Chief Executive Officer

Date: March 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	March 18, 2009
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman and Director	March 18, 2009
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 18, 2009
Robert Leeds

/s/ LAWRENCE P. REINHOLD	Executive Vice President, Chief Financial Officer	March 18, 2009
Lawrence P. Reinhold	and Director
(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 18, 2009
Thomas Axmacher	(Principal Accounting Officer)

/s/ GILBERT FIORENTINO	Chief Executive, Technology Products Group	March 18, 2009
Gilbert Fiorentino	and Director

/s/ ROBERT D. ROSENTHAL	Director	March 18, 2009
Robert D. Rosenthal

/s/ STACY DICK	Director	March 18, 2009
Stacy Dick

/s/ ANN R. LEVEN	Director	March 18, 2009
Ann R. Leven

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited the accompanying consolidated balance sheets of Systemax Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited Systemax Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Systemax Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Systemax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Systemax Inc. and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 16, 2009

SYSTEMAX INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2008	2007

ASSETS:
Current assets:
Cash and cash equivalents	$115,967	$128,021
Accounts receivable, net of allowances of $9,146 and $12,122	190,909	207,460
Inventories	282,217	250,222
Prepaid expenses and other current assets	12,667	13,902
Deferred income taxes	10,423	10,657
Total current assets	612,183	610,262

Property, plant and equipment, net	48,465	47,580
Deferred income taxes	11,452	18,652
Goodwill and intangibles	30,326
Other assets	837	1,150

Total assets	$703,263	$677,644

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:

Short-term borrowings, including current portion of capitalized lease obligations	$773	$4,302
Accounts payable	284,378	248,673
Accrued expenses and other current liabilities	75,603	81,637
Deferred income taxes	865	1,297
Total current liabilities	361,619	335,909

Capitalized lease obligations	1,411	254
Deferred income taxes	254	3
Other liabilities	6,024	5,643
Total liabilities	369,308	341,809

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,855,989 and 38,332,990 shares; outstanding 36,223,747 and 36,092,067 shares	389	383
Additional paid-in capital	179,241	173,381
Common stock in treasury at cost – 2,632,242 and 2,240,923 shares	(31,158)	(26,324)
Retained earnings	192,401	176,684
Accumulated other comprehensive (loss) income, net of tax	(6,918)	11,711
Total shareholders’ equity	333,955	335,835

Total liabilities and shareholders’ equity	$703,263	$677,644

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$3,032,961	$2,779,875	$2,345,165
Cost of sales	2,568,816	2,353,574	2,002,246
Gross profit	464,145	426,301	342,919
Selling, general and administrative expenses	380,778	332,359	282,189
Operating income	83,367	93,942	60,730
Foreign currency exchange loss (gain)	1,300	(1,562)	(1,174)
Interest and other income, net	(1,981)	(5,505)	(9,475)
Interest expense	305	986	1,684
Income before income taxes	83,743	100,023	69,695
Provision for income taxes	30,900	30,542	24,548
Net income	$52,843	$69,481	$45,147
Net income per common share:
Basic	$1.45	$1.93	$1.29
Diluted	$1.41	$1.84	$1.22

Weighted average common and common equivalent shares:
Basic	36,450	35,968	34,960
Diluted	37,411	37,688	36,881

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,843	$69,481	$45,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,387	8,780	8,185
Provision (benefit) for deferred income taxes	6,197	(6,106)	2,254
Provision for returns and doubtful accounts	2,424	4,575	1,503
Compensation expense related to equity compensation plans	3,869	4,159	2,330
Excess tax benefit from exercises of stock options	(1,380)	(2,160)	(1,030)
Loss (gain) on dispositions and abandonment	89	(1,032)	(7,721)

Changes in operating assets and liabilities:
Accounts receivable	(2,058)	(37,849)	(3,917)
Inventories	(40,547)	(13,229)	(36,216)
Prepaid expenses and other current assets	(16)	15,916	(10,060)
Income taxes payable/receivable	602	1,925	(3,204)
Accounts payable, accrued expenses and other current liabilities	50,009	48,623	37,055
Net cash provided by operating activities	82,419	93,083	34,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain CompUSA assets	(30,649)	—	—
Purchases of property, plant and equipment	(17,094)	(7,950)	(6,701)
Proceeds from disposals of property, plant and equipment	72	28	18,938
Net cash (used in) provided by investing activities	(47,671)	(7,922)	12,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings from banks	(3,880)	(8,708)	(16,473)
Proceeds (repayments) of long-term debt and capital lease obligations	1,481	(328)	(8,305)
Dividends paid	(37,126)	(36,588)	—
Proceeds from issuance of common stock, net of repurchases	1,133	972	1,602
Purchase of treasury stock	(5,824)	—	—
Excess tax benefit from exercises of stock options	1,380	2,160	1,030
Net cash used in by financing activities	(42,838)	(42,492)	(22,146)

EFFECTS OF EXCHANGE RATES ON CASH	(3,964)	(1,612)	(744)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,054)	41,057	23,673
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	128,021	86,964	63,291

CASH AND CASH EQUIVALENTS – END OF YEAR	$115,967	$128,021	$86,964
Supplemental disclosures:
Interest paid	$291	$1,182	$1,861
Income taxes paid	$29,514	$30,275	$26,465
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$1,688	$251	$779

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock					Accumulated
	Number of Shares Out- standing	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Other Comprehensive Income (Loss), Net of Tax	Unearned Restricted Stock Compensation	Comprehensive Income (Loss)

Balances, January 1, 2006	34,761	$382	$177,574	$(40,772)	$98,927	$893	$(4,162)	$—
Reversal of unamortized unearned restricted stock compensation			(4,162)				4,162
Stock-based compensation expense			2,330
Issuance of restricted stock,net	100	1
Exercise of stock options	480		(4,039)	5,641
Income tax benefit on stock-based compensation			1,280
Change in cumulative translation adjustment						6,288		6,288

Net income					45,147			45,147
Total comprehensive income								51,435
Balances, December 31, 2006	35,341	383	172,983	(35,131)	144,074	7,181	—
Stock-based compensation expense			4,009
Issuance of restricted stock	205		(2,843)	2,406
Exercise of stock options	546		(3,569)	6,401
Income tax benefit on stock-based compensation			2,801
Cumulative effect of adoption of FIN 48					(283)
Change in cumulative translation adjustment net						4,530		4,530

Dividends paid					(36,588)

Net income					69,481			69,481

Total comprehensive income								74,011
Balances, December 31, 2007	36,092	383	173,381	(26,324)	176,684	11,711	—
Stock-based compensation expense			3,794
Issuance of restricted stock	104	1	283	46
Exercise of stock options	503	5	184	944
Repurchase of treasury stock	(475)			(5,824)
Income tax benefit on stock-based compensation			1,599
Change in cumulative translation adjustment net						(18,629)		(18,629)

Dividends paid					(37,126)

Net income					52,843			52,843

Total comprehensive income								$34,214
Balances, December 31, 2008	36,224	$389	$179,241	$(31,158)	$192,401	$(6,918)	$—

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

Reclassifications — Certain balances have been reclassified among current assets and current liabilities in prior year to conform to current year presentation on the consolidated balance sheets.  Foreign exchange loss (gain) has been reclassified from selling, general and administrative expense to its own separate income statement account in prior years to conform to current year presentation on the consolidated statements of operations.

Use of Estimates In Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Fiscal Year — Effective the fourth quarter of 2007, the Company changed its fiscal year end from a calendar year ending on December 31 to a fiscal year ending at midnight on the Saturday closest to December 31. Fiscal years will typically include 52 weeks, but every few years will include 53 weeks which was the case in 2008. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year will be divided into four fiscal quarters that each end at midnight on a Saturday. Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year. For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.

Foreign Currency Translation — The Company has operations in numerous foreign countries.  The functional currency of each foreign country is the local currency.  The financial statements of the Company’s foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for assets and liabilities, average exchange rates for the statement of operations items and historical rates for equity accounts.  Translation gains or losses are recorded as a separate component of shareholders’ equity.

Cash and Cash Equivalents — The Company considers amounts held in money market accounts and other short-term investments, including overnight bank deposits, with an original maturity date of three months or less to be cash equivalents.

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or market value.  Cost is determined by using the first-in, first-out method except in Europe and retail locations where an average cost is used. Allowances are maintained for obsolete, slow-moving and non-saleable inventory.

Property, Plant and Equipment — Property, plant and equipment is stated at cost.  Depreciation of furniture, fixtures and equipment, including equipment under capital leases, are depreciated using the straight-line or accelerated method over their estimated useful lives ranging from three to ten years.  Depreciation of buildings is on the straight-line method over estimated useful lives of 30 to 50 years.  Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective leases.

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

Goodwill and intangible assets — Goodwill represents the excess of the cost of acquired assets over the fair value of assets acquired. The Company tests goodwill and indefinite lived intangibles for impairment annually or more frequently if indicators of impairment exist. In addition, goodwill is required to be tested for impairment after a portion of the goodwill is allocated to a business targeted for disposal. The Company’s identifiable intangible assets consist of trademarks, trade and domain names, retail leases and customer lists (See Note 2).

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

	Year ended December 31
	2008	2007	2006
Balance, beginning of year	$914	$1,061	$1,316
Charged to expense	1,145	1,400	1,556
Deductions	(1,366)	(1,547)	(1,811)
Balance, end of year	$693	$914	$1,061

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

The Company provides for uncertain tax positions and related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

Revenue Recognition and Accounts Receivable — The Company recognizes sales of products, including shipping revenue, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met at the time the product is received by the customers when title and risk of loss have transferred.  Allowances for estimated subsequent customer returns, rebates and sales incentives are provided when revenues are recorded.  Costs incurred for the shipping and handling of its products are recorded as cost of sales. Revenue from extended warranty and support contracts on the Company’s assembled PCs is deferred and recognized over the contract period. The Company evaluates collectability of accounts receivable based on numerous factors, including past transaction history with customers and their credit rating and provides a reserve for accounts that are potentially uncollectible. Trade receivables are generally written off once all collection efforts have been exhausted. Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns.

Advertising Costs — Expenditures for internet, television and local radio advertising are expensed in the period the advertising takes place. Catalog preparation, printing and postage expenditures are amortized over the period of catalog distribution during which the benefits are expected, generally one to six months.

Net advertising expenses were $40.0 million, $47.2 million and $37.4 million during 2008, 2007 and 2006, respectively and are included in the accompanying Consolidated Statements of Operations.  The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense.  The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $60.4 million, $42.6 million and $39.6 million during 2008, 2007 and 2006, respectively.

Prepaid expenses as of December 2008 and 2007 include deferred advertising costs of $4.1 million and $3.9 million which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Stock based compensation — The Company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statement of operations over the requisite employee service period.  Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis.  The Company recorded, as a component of selling, general and administrative expenses, amortization of stock-based compensation of $3,220,000, $3,435,000, and $1,756,000 in 2008, 2007 and 2006, respectively. (See Note 7)

Net Income Per Common Share — Net income per common share basic is calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share diluted is calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive securities outstanding during the respective periods, where the effect is anti-dilutive. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. Equivalent common shares of 941,000, 1,087,000, and 989,000 in 2008, 2007 and 2006, respectively were included for the diluted calculation. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 622,000, 0, and 36,000 in 2008, 2007 and 2006, respectively due to their antidilutive effect.

Comprehensive Income — Comprehensive income consists of net income and foreign currency translation adjustments and is included in the Consolidated Statements of Shareholders’ Equity.  Comprehensive income was $34,214,000, $74,011,000 and $51,435,000 in 2008, 2007 and 2006, respectively.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to such plans was approximately $730,000, $614,000 and $514,000 in 2008, 2007 and 2006, respectively.

Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash and cash equivalents, trade accounts receivable, accounts payable and debt obligations.  The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices.  At December 31,  2008 and 2007, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and payable and accounts payable are considered to be representative of their respective fair values due to their short-term nature.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable.  The Company’s excess cash balances are invested with money center banks such as Wachovia and JP Morgan Chase. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base. The Company also performs on-going credit evaluations and maintains allowances for potential losses as warranted.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This statement was issued to increase consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements.  Effective January 1, 2008 the Company adopted the provisions of SFAS No. 157, which did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which provides for a one-year deferral of the provisions of SFAS No. 157 until fiscal years beginning after December 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.  The Company is currently evaluating the potential impact, if any, of FSP 157-2.

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of this FSP may have on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FASB Statement 141. SFAS No.141R retains the requirement that the acquisition method of accounting be used for business combinations. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness and comparability that reporting entities provide in their financial reports about business combinations and their effects. SFAS No. 141R establishes principles and requirements for how an acquirer 1) recognizes and measures identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.  The impact of SFAS No. 141R will depend on the nature and terms of any future business combinations, if any.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Non-controlling Interest”. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that reporting entities provide related to non-controlling interests, sometimes referred to as minority interests. SFAS No. 160 requires, among other things, that non-controlling interests be shown separately in the consolidated entity’s equity section of the balance sheet. SFAS No. 160 also establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, for presentation of amounts of consolidated net income attributable to the parent and the non-controlling interest, for consistency in accounting for changes in a parent’s ownership interest when the parent retains a controlling interest, for the valuation of retained non-controlling equity interests when a subsidiary is deconsolidated and for providing sufficient disclosure that identifies and distinguishes the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective beginning January 1, 2009. The Company does not expect the adoption of SFAS No.160 to have a material impact on its consolidated financial statements.

2.              ACQUISITION

On January 5, 2008, the Company, through various subsidiaries, entered into an asset purchase agreement with CompUSA Inc., a Delaware corporation. Pursuant to the Purchase Agreement, the Company acquired certain assets and liabilities related to the e-commerce business of CompUSA Inc., certain intellectual property rights owned by CompUSA, and the E-Commerce Business for $18.9 million in cash.  The Company completed its acquisition of the E-Commerce Business on January 10, 2008.  Pursuant to the Purchase Agreement, the Company also acquired sixteen retail leases from CompUSA Inc. and certain fixtures located at these locations. The closing of the acquisition of each lease was subject to the receipt of the consent of the landlord, if required, under the terms of a lease.  During February and March 2008 the Company completed the acquisition of these 16 store leases and fixtures for an aggregate purchase price of approximately $11.7 million. This acquisition accelerated the Company’s planned expansion into the retail market place in North America and Puerto Rico. A final purchase price allocation based on the fair market value of acquired assets has been completed and the Company has recorded assets of approximately $17.0 million for Trademarks and Trade Names, $8.0 million for Domain Names, $3.4 million for Retail Store Leases, $0.4 million for Client Lists, $0.9 million for fixed assets and $0.9 million for Goodwill. These assets were recorded in the Company’s Technology Products business segment. The Company expects to amortize its Retail Store Leases over the remaining weighted average life of the leases, 12.9 years, the Client Lists over a 5 year period and depreciate its fixed assets over a similar period. All other intangible assets are indefinite lived. All of the Company’s goodwill at December 31, 2008 is deductible for tax purposes on a straight line basis over 15 years. The gross carrying amount and accumulated amortization for amortizable intangible assets at December 31, 2008 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Retail store leases	$3,410	$220
Client lists	400	103
	$3,810	$323

The aggregate amortization expense was approximately $0.3 million in 2008. The estimated amortization for future years ending December 31 is as follows (in thousands):

2009	$484
2010	322
2011	278
2012	269
2013	264
Thereafter	1,870
Total	$3,487

3.                PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2008	2007
Land and buildings	$26,556	$32,724
Furniture and fixtures, office, computer and other equipment and software	92,377	82,838
Leasehold improvements	14,839	12,748
	133,772	128,310
Less accumulated depreciation and amortization	85,307	80,730
Property, plant and equipment, net	$48,465	$47,580

Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2008	2007
Furniture and fixtures, office, computer and other equipment	$4,300	$2,612
Less: Accumulated amortization	2,564	1,798
	$1,736	$814

Depreciation charged to operations for property, plant and equipment in 2008, 2007, and 2006 was $10.1 million, $8.8 million and $8.2 million, respectively.

4.                CREDIT FACILITIES

The Company maintains a revolving credit agreement with a group of financial institutions at an amount of $120 million (which may be increased by up to $30 million, subject to certain conditions). The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, the Company’s United Kingdom headquarters building and the Company’s shares of stock in its domestic and United Kingdom subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on October 26, 2010. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company’s option, at the agent bank’s base rate (at December 31, 2008) plus 0.25% or the bank’s daily LIBOR rate (at December 31, 2008) plus 1.25% to 2.25%. The undrawn availability under the facility may not be less than $15 million until the last day of any month in which the availability net of outstanding borrowings is at least $70 million. The facility also calls for a commitment fee payable quarterly in arrears of 0.375% of the average daily unused portions of the facility.   The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants as of December 31, 2008. As of December 31, 2008, eligible collateral under the agreement was $103.5 million and total availability was $94.4 million. There were outstanding letters of credit of $9.1 million and there were no outstanding advances.

The Company’s Netherlands subsidiary maintained a €5 million credit facility with a local financial institution. Borrowings under the facility were secured by the subsidiary’s accounts receivable and are subject to a borrowing base limitation of 85% of the eligible accounts. The facility expired during 2008.  At December 31, 2007 there was €2.6 million ($3.9 million) of borrowings outstanding under this line with interest payable at a rate of 7.05%.

The weighted average interest rate on short-term borrowings was 5.1%, 7.5%, and 7.8% in 2008, 2007 and 2006.

5.                ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Payroll and employee benefits	$25,669	$21,850
Income taxes payable	733	2,297
Freight	6,820	10,908
Deferred revenue	5,683	5,704
Advertising	5,286	4,785
Sales and VAT tax payable	8,061	2,140
Other	23,351	33,953
	$75,603	$81,637

6.                LONG-TERM DEBT

Long-term debt consists of (in thousands):

	December 31,
	2008	2007
Capitalized equipment lease obligations	$2,184	$703
Less: current portion	773	449
	$1,411	$254

The aggregate maturities of long-term debt outstanding at December 31, 2008 are as follows (in thousands):

	2009	2010	2011	2012	2013
Maturities	$773	$666	$471	$152	$122

7.                SHAREHOLDERS’ EQUITY

Stock based compensation plans

The Company currently has four equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company.   The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors.  Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 762,688 options were outstanding under this plan as of December 31, 2008.

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan.  The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 39,000 options were outstanding under this plan as of December 31, 2008.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan.  The Company increased the number of shares that may be granted under this plan to a maximum of 7.5 million from 5.0 million shares.  The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total.  The Company extended the expiration date under this plan that no grants shall be granted under this plan after December 31, 2010. The original date was after December 31, 2009. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,385,896 options and 600,000 restricted stock units were outstanding under this plan as of December 31, 2008.

The 2006 Stock Incentive Plan For Non-Employee Directors — This plan, adopted by the Company’s stockholders on October 11, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 15,000 options were outstanding under this plan as of December 31, 2008.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for 2008, 2007 and 2006 was $3,220,000, $3,435,000, and $1,756,000 respectively. The related future income tax benefits recognized for 2008, 2007 and 2006 were $1,219,000, $1,147,000 and $599,000, respectively.

Stock options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2008, 2007 and 2006:

	2008	2007	2006

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	3.17%	4.93%	4.76%
Expected volatility	63.8%	71.2%	78.2%
Expected life in years	6.3	6.2	6.0

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2008		2007		2006
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,655,937	$7.95	2,629,076	$4.69	2,657,419	$3.93
Granted	110,000	$12.90	699,050	$19.45	479,334	$8.01
Exercised	(503,078)	$2.25	(545,815)	$5.19	(480,203)	$3.33
Cancelled or expired	(60,275)	$17.77	(126,374)	$15.64	(27,474)	$12.84
Outstanding at end of year	2,202,584	$9.23	2,655,937	$7.95	2,629,076	$4.69

Options exercisable at year end	1,560,804		1,645,639		1,891,426
Weighted average fair value per option granted during the year	$7.94		$13.19		$5.64

The total intrinsic value of options exercised and share based payments made was $4,088,000, $6,517,000 and $3,501,000, respectively, for 2008, 2007 and 2006.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2008:

Range of Exercise Prices			Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
$1.76	to	$ 5.00	527,703	$2.25	3.43	$4,547
$5.01	to	$ 15.00	1,037,331	$6.75	5.72	4,324
$15.01	to	$ 20.00	484,764	$18.77	8.34	—
$20.01	to	$ 20.15	100,000	$20.15	7.91	—
$1.76	to	$ 20.15	2,149,798	$8.98	5.85	$8,871

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2008 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2008. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2008:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2008	1,097,798	$9.99
Granted	110,000	$7.94
Vested	(429,518)	$6.94
Forfeited	(136,500)	$12.34
Unvested at December 31, 2008	641,780	$11.18

At December 31, 2008, there was approximately $2,810,000 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.21 years. The total fair value of stock options vested during 2008, 2007 and 2006 was $2,981,000, $671,000 and $1,502,000, respectively.

Restricted Stock and Restricted Stock Units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. The restricted stock unit award was a non-performance award which vests at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was approximately $574,000 in each of 2008, 2007 and 2006. Share-based compensation   expense for restricted stock issued to Directors was $75,000 in each of 2008, 2007 and 2006.

Share repurchase plan

In May 2008, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. During 2008 the Company repurchased 475,301 common shares at a cost of approximately $5.8 million, an average of $12.25 per share. Theses shares are included in Common stock in treasury at cost in the Company’s consolidated balance sheet.

8.                INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$61,220	$81,832	$53,587
Foreign	22,523	18,191	16,108
Total	$83,743	$100,023	$69,695

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$15,753	$26,174	$15,437
State	4,106	4,842	3,179
Foreign	4,844	5,632	3,678
Total current	24,703	36,648	22,294
Deferred:
Federal	2,242	(1,004)	1,235
State	154	277	511
Foreign	3,801	(5,379)	508
Total deferred	6,197	(6,106)	2,254
TOTAL	$30,900	$30,542	$24,548

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax at Federal statutory rate	$29,311	$35,008	$24,407
State and local income taxes and changes in valuation allowances, net of federal tax benefit	3,036	3,332	2,577
Foreign taxes at rates different from the U.S. rate	(940)	(2,260)	1,199
Changes in valuation allowances for foreign deferred tax assets	(120)	(6,184)	(2,260)
Tax credits	—	—	(718)
Refunds- prior years	(872)
Non-deductible items	—	963	—
Adjustment for prior year taxes	253	(593)	(760)
Other items, net	232	276	103
	$30,900	$30,542	$24,548

The deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2008	2007
Assets:
Current:
Accrued expenses and other liabilities	$8,524	$8,379
Inventory	1,899	2,374
Valuation allowances	—	(96)
Total current assets	$10,423	$10,657

Non-current:
Net operating loss and credit carryforwards	$8,834	$12,462
Accelerated depreciation	1,089	3,494
Intangible and other assets	4,606	6,791
Other	5,300	3,196
Valuation allowances	(8,377)	(7,291)
Total non-current assets	$11,452	$18,652

Liabilities :
Current :
Deductible assets	$753	$773
Other	112	524
Total current liabilities	$865	$1,297

Non-current:
Accelerated depreciation	$248	$—
Other	6	3
Total non-current liabilities	$254	$3

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $39.6 million as of December 31, 2008, since these earnings are considered indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire through 2022 except for carryforwards in the United Kingdom which have no expiration.  The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded.  The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

In the fourth quarter of 2007 the Company’s United Kingdom subsidiary emerged from its cumulative loss position and the previously established valuation allowance against the deferred tax assets of the United Kingdom of approximately $5.9 million was reversed. In the fourth quarter of 2007 the Company recorded a valuation allowance of approximately $1.7 million against the deferred tax assets of its German subsidiary as the result of the German subsidiary entering a cumulative loss position and uncertainty as to whether or not future earnings will be sufficient to enable utilization of those assets.

As of December 31, 2008, the valuation allowances of approximately $8.4 million related to net operating loss carryforwards in foreign jurisdictions of $6.4 million, $2.0 million for state net operating loss carryforwards and $0.2 million for other state deductible temporary differences. During 2008, valuation allowances increased $1.4 million as a

result of additional losses incurred in foreign and state jurisdictions.   Valuation allowances decreased $.7 million in 2008 for carryforward losses utilized for which valuation allowances had been previously provided. As of December 31, 2007, the valuation allowances of $7.4 million included $6.0 million related to net operating loss carryforwards in foreign jurisdictions, $1.2 million for state net operating loss carryforwards and $0.2 million for other state deductible temporary differences. During 2007, valuation allowances decreased $10.5 million primarily as a result of the reversal of the valuation allowance in the United Kingdom, utilization of net operating losses and timing differences in the United Kingdom and utilization of state net operating loss deductions in the United States.  During 2006, valuation allowances increased $2.6 million as a result of additional losses incurred in certain state jurisdictions and adjustments of prior year’s allowances in foreign jurisdictions.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments and believes it has adequately accrued for exposures for tax liabilities resulting from future tax audits. To the extent the Company would be required to pay amounts in excess of reserves or prevail on matters for which accruals have been established, the Company’s effective tax rate in a given period may be materially impacted. The Company’s federal income tax returns for fiscal years 2005 and 2006 are currently under audit by the Internal Revenue Service. The Company does not expect the outcome of the audit to have a material impact on the Company’s consolidated financial statements. The Company has not signed any consents to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2005. The Company considers its significant tax jurisdictions in foreign locations to be the United Kingdom, Canada, France, Italy and Germany. The Company remains subject to examination in the United Kingdom for years after 2001, in

Canada for years after 2000, in France for years after 2004, in Italy for years after 2002. Audits are currently ongoing in the Netherlands for 2006 and in Germany for 2005 and 2006.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  At January 1, 2007, the Company had a liability for unrecognized tax benefits of $3,379,000 (including interest and penalties of $731,000) of which $283,000 was charged to retained earnings at January 1, 2007.  Of this total, $2,586,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At December 31, 2007 the Company had a liability for unrecognized tax benefits of $1,547,000 (including interest and penalties of $631,000). Of this total, $1,467,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The following table details activity of the Company’s uncertain tax positions during 2008 and 2007:

	December 31,
	2008	2007
Balance beginning of year	$916	$2,648
Decreases related to settlements with taxing authorities	—	(1,732)
Balance end of year	$916	$916

Interest and penalties of approximately $46,000 and $69,000 related to unrecognized tax benefits were expensed in 2008 and 2007 and are included in income tax expense. Additionally, included in income tax expense in 2008 is an interest and penalty reserves reversal of approximately $399,000 related to a state tax audit that was settled favorably. Within the next twelve months the Company believes it reasonably possible that these tax positions, related to foreign tax audits, will be reduced.

9.                COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through September 2026. The Company currently leases its headquarters office/warehouse facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers. The Company believes that these payments were no higher than would be paid to an unrelated lessor for comparable space. The Company also acquires certain computer and communications equipment pursuant to capital lease obligations.

At December 31, 2008, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in thousands):

	Capital Leases	Operating Leases	Total

2009	$905	$19,131	$20,036
2010	746	17,176	17,922
2011	508	15,960	16,468
2012	167	14,769	14,936
2013	125	13,066	13,191
2014-2018		38,602	38,602
2019-2023		13,476	13,476
Thereafter		3,552	3,552
Total minimum lease payments	2,451	135,732	138,183
Less: sublease rental income		122	122
Lease obligation net of subleases	2,451	$135,610	$138,061
Less amount representing interest	267
Present value of minimum capital lease payments (including current portion of $773)	$2,184

Annual rent expense aggregated approximately $24,993,000, $14,760,000 and $13,198,000 in 2008, 2007 and 2008, respectively. Included in rent expense was $860,000, $612,000, and $612, 000 in 2008, 2007 and 2006, respectively, to related parties.Rent expense is net of sublease income of $355,000, $853,000 and $937,000 for 2008, 2007 and 2006, respectively.

Litigation —

Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a class action complaint in U.S. District Court (E.D.N.Y.) against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all OnRebate customers whose rebates were denied or delayed. (OnRebate.com Inc. is a rebate processing company owned by Systemax.) Vukson’s Complaint alleges that since 2004 Systemax, TigerDirect and OnRebate have conducted a deceptive and unlawful enterprise by failing to pay rebates that should have been paid and delaying unnecessarily the payment of other rebates that were paid. Vukson alleges claims arising under Florida’s Unfair, Deceptive Trade Practice Act, the federal RICO statute, along with claims for breach of contract, conspiracy to commit fraud and unjust enrichment. On February 11, 2009 the Court dismissed Vukson’s complaint with leave to file an amended complaint by February 19, 2009 but ordered that any amended complaint not include a request for punitive damages. On February 19, 2009 Vukson filed an amended complaint with no request for punitive damages, as ordered by the Court. The Company intends to vigorously defend this case.

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

Other matters

The Company has also been named as a defendant in other lawsuits in the normal course of its business, including those involving commercial, tax, employment and intellectual property related claims. Based on discussions with legal counsel, management believes the ultimate resolution of these lawsuits will not have a material effect on the Company’s consolidated financial statements.

10.         SEGMENT AND RELATED INFORMATION

The Company operates and is internally managed in three operating segments, Technology Products, Industrial Products and Software Solutions. The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on income from operations before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company described in Note 1.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net Sales:
Technology Products	$2,795,441	$2,553,716	$2,148,104
Industrial Products	237,027	225,746	196,860
Software Solutions	493	413	201
Consolidated	$3,032,961	$2,779,875	$2,345,165

Depreciation Expense:
Technology Products	$8,219	$6,818	$6,395
Industrial Products	986	1,023	1,040
Software Solutions	1,111	904	683
Corporate	71	35	67
Consolidated	$10,387	$8,780	$8,185

Operating Income (Loss):
Technology Products	$96,177	$100,958	$68,843
Industrial Products	24,621	20,595	13,947
Software Solutions	(17,948)	(15,813)	(10,092)
Corporate and other expenses	(19,483)	(11,798)	(11,968)
Consolidated	$83,367	$93,942	$60,730

Total Assets
Technology Products	$400,037	$331,033	$230,512
Industrial Products	98,670	76,634	59,239
Software Solutions	3,531	3,783	3,068
Corporate	201,025	266,194	291,342
Consolidated	$703,263	$677,644	$584,161

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net Sales:
United States:
Technology Products	$1,660,902	$1,451,046	$1,268,579
Industrial Products	237,027	225,746	196,860
Software Solutions	493	413	201
United States total	1,898,422	1,677,205	1,465,640
Other North America (Technology Products)	193,950	170,272	135,619
Europe	940,589	932,398	743,906
Consolidated	$3,032,961	$2,779,875	$2,345,165

Long-lived Assets:
North America — principally United States	$30,188	$21,978	$21,347
Europe	18,277	25,602	27,239
Consolidated	$48,465	$47,580	$48,586

Net sales are attributed to countries based on location of selling subsidiary.

11.         QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data is as follows (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2008:
Net sales	$724,737	$756,035	$739,479	$812,710
Gross profit	$114,680	$116,048	$116,469	$116,948
Net income	$18,061	$13,541	$11,273	$9,968
Net income per common share:
Basic	$.50	$.37	$.31	$.27
Diluted	$.48	$.36	$.30	$.27

2007:
Net sales	$676,122	$647,102	$687,317	$769,334
Gross profit	$96,674	$99,318	$110,653	$119,656
Net income	$13,895	$13,762	$17,644	$24,180
Net income per common share:
Basic	$.39	$.38	$.49	$.67
Diluted	$.37	$.37	$.47	$.64

(1) During the fourth quarter of 2007 the Company recorded a write down of certain assets in Europe of approximately $6.7 million and a reversal of certain liabilities in a domestic location of approximately $3.9 million.

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:

(in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other	Balance at End of Period
Allowance for sales returns and doubtful accounts
2008	$12,122	$2,424	$(5,400)		$9,146
2007	$11,585	$4,575	$(4,038)		$12,122
2006	$12,686	$1,503	$(2,604)		$11,585

Allowance for deferred tax assets
2008
Current	$96			$(96)	$—
Noncurrent (1)	$7,291	$1,996	$(64)	$(846)	$8,377
2007
Current	$738		$(467)	$(175)	$96
Noncurrent (1)	$17,141	$2,842	$(11,408)	$(1,284)	$7,291
2006
Current	$527	$136		$75	$738
Noncurrent (1)	$14,779	$2,743	$(2,260)	$1,879	$17,141

(1) Charges to expense are net of reductions resulting from changes in deferred tax assets due to changes in tax laws.