Form 10-Q
period 2009-03-31
SYSTEMAX INC
filed 2009-05-14
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. .  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2009 was 36,307,730.

Available Information

We maintain an internet web site at www.systemax.com. We file reports with the Securities and Exchange Commission (“SEC”) and make available free of charge on or through this web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports.  These are available as soon as is reasonably practicable after they are filed with the SEC.  All reports mentioned above are also available through the SEC’s web site (www.sec.gov). The information on our web site is not part of this or any other report we file with, or furnish to, the SEC.

Our Board of Directors has adopted the following corporate governance documents with respect to the Company (the “Corporate Governance Documents”):

•        Corporate Ethics Policy for officers, directors and employees;

•        Charter for the Audit Committee of the Board of Directors;

•        Charter for the Compensation Committee of the Board of Directors;

•        Charter for the Nominating/Corporate Governance Committee of the Board of Directors and

•        Corporate Governance Guidelines and Principles.

In accordance with the corporate governance rules of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company web site (www.systemax.com) or can be obtained by writing to Systemax Inc., Attention: Board of Directors (Corporate Governance), 11 Harbor Park Drive, Port Washington, NY 11050.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$80,627	$115,967
Accounts receivable, net	171,090	182,532
Inventories	309,871	290,594
Prepaid expenses and other current assets	14,514	12,667
Deferred income taxes	11,472	10,423
Total current assets	587,574	612,183

Property, plant and equipment, net	48,943	48,465
Deferred income taxes	9,943	11,452
Goodwill and intangibles	30,205	30,326
Other assets	707	837

Total assets	$677,372	$703,263

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current portion of capitalized lease obligations	$748	$773
Accounts payable	260,778	284,378
Accrued expenses and other current liabilities	62,534	73,075
Deferred income taxes	865	865
Total current liabilities	324,925	359,091

Capitalized lease obligations, net of current portion	1,216	1,411
Deferred income taxes	256	254
Other liabilities	8,309	8,552
Total liabilities	334,706	369,308

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	389	389
Additional paid-in capital	179,076	179,241
Treasury stock	(30,337)	(31,158)
Retained earnings	201,099	192,401
Accumulated other comprehensive loss, net of tax	(7,561)	(6,918)
Total shareholders’ equity	342,666	333,955

Total liabilities and shareholders’ equity	$677,372	$703,263

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net sales	$752,268	$724,737
Cost of sales	644,718	610,988
Gross profit	107,550	113,749
Selling, general & administrative expenses	92,530	87,713
Operating income	15,020	26,036
Foreign currency exchange loss (gain)	781	(1,497)
Interest and other income, net	(285)	(778)
Interest expense	158	50
Income before income taxes	14,366	28,261
Provision for income taxes	5,668	10,200
Net income	$8,698	$18,061

Net income per common share:
Basic	$.24	$.49
Diluted	$.23	$.48
Weighted average shares outstanding:
Basic	36,621	36,806
Diluted	37,273	37,628

Dividends declared	—	$1.00

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$8,698	$18,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,676	2,282
Provision (benefit) for deferred income taxes	461	(252)
Provision (reduction) for returns and doubtful accounts	960	(894)
Compensation expense related to equity compensation plans	670	863
Excess tax benefit from exercises of stock options	(6)	(1,182)
Loss on dispositions and abandonment	10	13
Changes in operating assets and liabilities:
Accounts receivable	8,523	(2,664)
Inventories	(19,920)	(17,813)
Prepaid expenses and other current assets	(1,603)	400
Accounts payable, accrued expenses and other current liabilities	(32,489)	10,339
Net cash provided by (used in) operating activities	(32,020)	9,153

Cash flows from investing activities:
Purchase of CompUSA	—	(30,400)
Purchases of property, plant and equipment	(2,854)	(6,059)
Proceeds from disposals of property, plant and equipment	30	43
Net cash used in investing activities	(2,824)	(36,416)

Cash flows from financing activities:
Repayments of borrowings from banks	—	(2,344)
Proceeds from (repayments of) capital lease obligations, net	(220)	80
Proceeds from issuance of common stock, net of repurchases	3	887
Repurchase of common stock	(377)	—
Excess tax benefit from exercises of stock options	6	1,182
Net cash used in financing activities	(588)	(195)

Effects of exchange rates on cash	92	(1,832)

Net decrease in cash and cash equivalents	(35,340)	(29,290)
Cash and cash equivalents – beginning of period	115,967	128,021
Cash and cash equivalents – end of period	$80,627	$98,731

Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$36	$255

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

	Common Stock					Accumulated Other
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Comprehensive Income, Net of Tax	Comprehensive Income (Loss)

Balances, January 1, 2009	36,224	$389	$179,241	$(31,158)	$192,401	$(6,918)

Stock-based compensation expense			670
Issuance of restricted stock	100		(829)	1,183

Exercise of stock options	1		(12)	15
Repurchase of common stock	(32)			(377)
Income tax benefit on stock-based compensation			6
Change in cumulative translation adjustment						(643)	$(643)
Net income					8,698		8,698
Total comprehensive income							$8,055

Balances, March 31, 2009	36,293	$389	$179,076	$(30,337)	$201,099	$(7,561)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of operations for the three month periods ended March 31, 2009 and 2008, cash flows for the three month periods ended March 31, 2009 and 2008 and changes in shareholders’ equity for the three month period ended March 31, 2009.  The December 31, 2008 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2008 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results for an entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal quarters ended on April 4, 2009 and March 29, 2008. The first quarters of both 2009 and 2008 included 13 weeks.

2.              Stock-based Compensation Plans

Pre-tax stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $670,000 and $863,000 respectively.

3.                Net Income per Common Share

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company adopted EITF 03-6-1 in January 2009. The Company’s adoption of EITF 03-6-1 did not have a material impact on its consolidated financial statements.

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share in accordance with EITF 03-6-1 Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 710,000 and 649,000 shares for the three months ended March 31, 2009 and 2008, respectively.

4.                Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the Condensed Consolidated Statement of Shareholders’ Equity. For the three month periods ended March 31, 2009 and 2008, comprehensive income was $8,055,000 and $19,819,000, respectively.

5.                Credit Facilities

The Company maintains a revolving credit agreement with a group of financial institutions at an amount of $120 million (which may be increased by up to $30 million, subject to certain conditions). The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, the Company’s United Kingdom headquarters building and the Company’s shares of stock in its domestic and United Kingdom subsidiaries. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. The Company was in compliance with all of the covenants as of March 31, 2009. As of March 31, 2009, eligible collateral under the agreement was $107.3 million and total availability was $98.5 million. There were outstanding letters of credit of $8.8 million and there were no outstanding advances.

6.                Product Warranties

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

Three Months ended March 31, 2009
Balance, beginning of year	$693
Charged to expense	365
Deductions	(361)
Balance, end of period	$697

7.                Segment Information

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended March 31
	2009	2008
Net sales:
Technology Products	$706,272	$667,297
Industrial Products	45,656	57,362
Software Solutions	340	78
Consolidated	$752,268	$724,737

Operating income (loss):
Technology Products	$22,033	$29,426
Industrial Products	2,262	5,500
Software Solutions	(2,727)	(3,944)
Corporate and other expenses	(6,548)	(4,946)
Consolidated	$15,020	$26,036

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net sales:
United States:
Technology products	$462,108	$365,917
Industrial products	45,656	57,362
Software Solutions	340	78
United States total	508,104	423,357
Other North America (Technology products)	40,288	48,999
North America total	548,392	472,356
Europe	203,876	252,381
Consolidated	$752,268	$724,737

Revenues are attributed to countries based on the location of the selling subsidiary.

8. Stock Repurchase

On May 12, 2008 the Company’s Board of Director’s authorized the repurchase of up to two million shares of Company stock. During the first quarter of 2009, the Company repurchased 32,444 shares for approximately $0.4 million. Total repurchases made under this authorization since inception are 507,745. These shares are included in treasury stock at cost in the Company’s consolidated balance sheet.

9. Subsequent Event

On November 10, 2008, Circuit City Stores, Inc. and other related entities (“Circuit City”) filed a petition for reorganization in the Bankruptcy Court for the Eastern District of Virginia, Richmond Division.  On January 16, 2009 Circuit City announced that it was shutting down its stores and would be liquidating.  Starting in January 2009, the Company commenced discussions and then negotiations with Circuit City management and advisors regarding an acquisition of its ecommerce business.  On April 5, 2009 the Company signed a “stalking horse” agreement to purchase selected assets of Circuit City’s ecommerce business for an up-front payment of $6.5 million plus a share of future revenue generated utilizing those assets over a 30 month period.  The stalking horse agreement was approved by the Bankruptcy Court on April 16, 2009. An auction was held on May 11, 2009 and the Company’s increased bid (described below) was accepted, subject to Bankruptcy Court approval. On May 13, 2009, the Bankruptcy Court approved the sale and the related sale order was filed with the Bankruptcy Court on May 14, 2009. The closing is anticipated to occur on or about May 15, 2009. At the closing, the Company will make an initial purchase price payment of $14 million cash and has guaranteed to Circuit City that its share of the future revenue stream will be at least $3 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward- looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report.  We undertake no obligation to publicly release the result of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments — Technology Products, Industrial Products and Software Solutions. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe.  Except for certain personal computer (“PC”) products that we assemble ourselves and sell under the trademarks Systemax™ and Ultra™, substantially all of our products are manufactured by other companies.  We also sell certain computer-related products manufactured for us to our own design under the trademark Systemax™ and Ultra™. Technology products accounted for 94% of our net sales in the first quarter of 2009.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Substantially all of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™.  Industrial products accounted for 6% of our net sales in the first quarter of 2009.  In both our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Our Software Solutions segment participates in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application. PCS accounted for less than 1% of our net sales in the first quarter of 2009. See Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional financial information about our business segments as well as information about our geographic operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2008 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, goodwill and intangible assets, long-lived assets, accruals, income taxes and restructuring charges. The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the application of critical accounting policies or estimates during 2009. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No, FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP”). This FSP expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments,” to interim periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009 the Company adopted Statement on Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” which replaces FASB Statement 141. SFAS No.141R retains the requirement that the acquisition method of accounting be used for business combinations. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness and comparability that reporting entities provide in their financial reports about business combinations and their effects. SFAS 141R establishes principles and requirements for how an acquirer 1) recognizes and measures identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is applied prospectively for all business combinations entered into after the date of adoption. There were no business combinations during the first quarter of 2009.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest” (“SFAS No. 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that reporting entities provide related to noncontrolling interests, sometimes referred to as minority interests. SFAS No. 160 requires, among other things, that noncontrolling interests be shown separately in the consolidated entity’s equity section of the balance sheet. SFAS No. 160 also establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, for presentation of amounts of consolidated net income attributable to the parent and the noncontrolling interest, for consistency in accounting for changes in a parent’s ownership interest when the parent retains a controlling interest, for the valuation of retained noncontrolling equity interests when a subsidiary is deconsolidated and for providing sufficient disclosure that identifies and distinguishes the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS No. 160 had no impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF -3-6-1). This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company adopted EITF 03-6-1 in January 2009. The Company’s adoption of EITF 03-6-1 did not have a material impact on its consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Key Performance Indicators (in thousands):

	Three Months Ended March 31,
	2009	2008	% Change
Net sales by segment:
Technology products	$706,272	$667,297	5.8%
Industrial products	45,656	57,362	(20.4)%
Software Solutions	340	78	335.9%
Total net sales	$752,268	$724,737	3.8%
Net sales by geography:
North America	$548,392	$472,356	16.1%
Europe	203,876	252,381	(19.2)%
Total net sales	$752,268	$724,737	3.8%
Gross margin	14.3%	15.7%	(1.4)%
Selling, general and administrative costs	$92,530	$87,713	5.5%
Selling, general and administrative as a % of net sales	12.3%	12.1%	.2%
Operating income	$15,020	$26,036	(42.3)%
Operating margin	2.0%	3.6%	(1.6)%
Effective income tax rate	39.5%	36.1%	3.4%
Net income	$8,698	$18,061	(51.8)%
Net margin	1.2%	2.5%	(1.3)%

The Technology Products net sales increase was driven by increased internet and retail store sales primarily due to the acquisition of 16 retail stores and the ecommerce business of CompUSA in the first quarter of 2008. Sales attributable to CompUSA web and retail were $84.1 million for the first quarter of 2009 compared to $18.3 million in the first quarter of 2008. Excluding CompUSA revenues, total Technology Products revenues declined approximately 4.1% in the first quarter of 2009. In the United States, Technology Products sales excluding CompUSA increased 8.7% in the first quarter of 2009 as compared to prior year. In Europe sales declined approximately 19.2% in the first quarter of 2009 as compared to the same period in 2008. Movements in foreign exchange rates accounted for substantially all of the sales decline, negatively impacting the European sales comparison by approximately $50.0 million in the first quarter. Excluding this exchange rate impact, European sales would have been flat compared to prior year.  Sales in Canada (Other North America) declined by 17.8% as compared to prior year. As in Europe, movements in foreign exchange rates negatively impacted the Canadian sales comparison by approximately $10 million in the first quarter. Excluding this exchange rate impact, Canadian sales would have increased 3.0%.The lack of significant growth in sales in Europe and Canada on a constant exchange rate basis is the result of slower consumer and business to business sales as a result of the worldwide slowdown in economic activity.

Industrial Products sales declined in both business to business sales and internet and inbound sales. The sales decline is largely attributable to the slowdown in economic activity which started in the second half of 2008 and continued in the first quarter of 2009. The Company has implemented strategies such as adding additional products to its catalogs and website and closely monitoring its cost structure to mitigate some of the effects of the decline in sales.

In our Software Solutions segment revenues continue to be insignificant relative to consolidated revenues. The Company continues to refocus its Software Solutions business to reduce its net loss and negative cash flow and to attempt to establish a sustainable business model.  The Company is undertaking an internal strategic review of the Software Solutions business and will take further actions if necessary.

 Consolidated gross margin declined for the three month period ended March 31, 2009 by 140 basis points compared to prior year. The Technology Products group lowered certain product prices and offered freight incentives in order to gain market share and respond to competitive pricing pressures starting in the fourth quarter of 2008. The Company has continued to offer such selective incentives to grow market share in anticipation of future gross margin expansion. Additionally, consolidated gross margin was impacted by a shift in mix, as higher margin Industrial Products accounted for a smaller portion of consolidated revenues than in prior quarters.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

The increase in selling, general and administrative expenses during 2009 was primarily the result of a $1.5 million increase in bad debt expense, $1.5 million of increased credit card fees, $1.0 million of increased rent and real estate taxes, and $0.4 million of increased telephone and utility charges. Included in these costs are approximately $2.8 million of costs related to the CompUSA operations.  Salary expense attributable to the CompUSA operations increased approximately $3.5 million in the first quarter of 2009 as compared to the same period last year due primarily to the Company operating the CompUSA website and 16 retail stores for a full quarter in 2009 versus a partial quarter in 2008. These costs were offset by realized costs savings in our Software Solutions segment of approximately $0.8 million and favorable movements in exchange rates.

The Company’s effective tax rate for the quarter was 39.5% compared to 36.1% in prior year. The higher tax rate in 2009 is primarily the result of a higher percentage of taxable income in the U.S. in 2009 where corporate tax rates for the Company are highest. The rate in 2008 included the reversal of a tax liability of approximately $0.4 million related to favorable settlement of an outstanding tax issue.

Net income in the first quarter of 2009 declined 51.8% to $8.7 million compared to $18.1 million in the first quarter of 2008 The decline in net income is the result of a slowdown in economic activity in all of the Company’s segments and geographies. The Company has adjusted its cost structure and reduced headcount during the first quarter of 2009 and has implemented selected hiring freezes in certain business units as the result of general economic uncertainty worldwide. The Company will continue to monitor economic conditions and make further adjustments if necessary.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, fund capital expenditures, repurchase Company stock, fund special dividends declared by our Board of Directors and fund acquisitions. We rely principally upon operating cash flow to meet these needs. In addition the Company maintains a $120 million credit facility which was undrawn as of the end of the first quarter of 2009. We believe that cash flow available from these sources will be sufficient to fund our working capital and other cash requirements for the next twelve months and thereafter.

Selected liquidity data (in thousands):

	March 31, 2009	December 31, 2008	$ Change
Cash and cash equivalents	$80,627	$115,967	$(35,340)
Accounts receivable, net	$171,090	$182,532	$(11,442)
Inventories	$309,871	$290,594	$19,277
Prepaid expenses and other current assets	$14,514	$12,667	$1,847
Accounts payable	$260,778	$284,378	$(23,600)
Accrued expenses and other current liabilities	$62,534	$73,075	$(10,541)
Current portion of capitalized lease obligations	$748	$773	$(25)
Working capital	$262,649	$253,092	$9,557

Our working capital increased in the first three months of 2009 primarily as the result of the cash generated from net income for the period as adjusted for non cash charges of approximately $13.5 million offset by purchase of fixed assets, debt repayment, stock repurchases and exchange rate effects. The increase in inventory for the period is primarily the result of strategic quarter end purchases. Our inventory turnover decreased from 9.0 times to 8.6 times on an annual basis. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

The decrease in cash provided by operations in the first three months of 2009 resulted from changes in our working capital accounts, which used $45.5 million in cash compared to $9.7 million in the first three months of 2008, primarily the result of an increase in inventories and a decrease in accounts payable, accrued expenses and other current liabilities. Cash generated from net income adjusted by other non-cash items provided $13.5 million for the three months ended March 31, 2009 compared to $18.9 million provided by these items for the three months ended March 31, 2008.

Cash flows used in investing activities during the first three months of 2009 were primarily for capital expenditures in retail stores and information technology. Cash flows used in investing activities during 2008 consisted primarily of cash used for the acquisition of CompUSA, upgrades and enhancements to our information and communications systems hardware and facilities costs.

Net cash of $.6 million was used in financing activities for the first three months of 2009.  We repaid approximately $0.2 million in capital leases and repurchased Company stock of approximately $ 0.4 million. In the first three months of 2008, we repaid $2.3 million in short-term loans, and proceeds from stock option exercises, net of repurchases and excess tax benefits, provided approximately $2.1 million of cash.

Under our $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of March 31, 2009, eligible collateral was $107.3 million and total availability was $98.5 million. There were outstanding letters of credit of $ 8.8 million and there were no outstanding advances as of March 31, 2009. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company; the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and any outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of March 31, 2009.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at March 31, 2009 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

Our current and anticipated needs for cash include funding growth in working capital, capital expenditures necessary for future growth in sales, implementation of financial and retail point of sale systems, repurchase of Company stock and potential expansion through acquisitions. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2009, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2009 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2009, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.      Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 14, 2009	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer