Form 10-Q
period 2009-06-30
SYSTEMAX INC
filed 2009-08-12
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 3, 2009 was 36,841,878

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$87,923	$115,967
Accounts receivable, net	173,629	182,532
Inventories	310,014	290,594
Prepaid expenses and other current assets	12,891	12,667
Deferred income taxes	11,588	10,423
Total current assets	596,045	612,183

Property, plant and equipment, net	51,493	48,465
Deferred income taxes	10,245	11,452
Goodwill and intangibles	44,505	30,326
Other assets	714	837
Total assets	$703,002	$703,263

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current portion of capitalized lease obligations	$832	$773
Accounts payable	269,714	284,378
Accrued expenses and other current liabilities	65,746	73,075
Deferred income taxes	865	865
Total current liabilities	337,157	359,091

Capitalized lease obligations, net of current portion	1,061	1,411
Deferred income taxes	253	254
Other liabilities	8,243	8,552
Total liabilities	346,714	369,308

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	389	389
Additional paid-in capital	179,931	179,241
Treasury stock	(30,719)	(31,158)
Retained earnings	207,590	192,401
Accumulated other comprehensive loss, net of tax	(903)	(6,918)
Total shareholders’ equity	356,288	333,955

Total liabilities and shareholders’ equity	$703,002	$703,263

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$721,599	$756,035	$1,473,867	$1,480,772
Cost of sales	614,545	641,281	1,259,263	1,252,269
Gross profit	107,054	114,754	214,604	228,503
Selling, general & administrative expenses	98,385	93,639	190,915	181,352
Operating income	8,669	21,115	23,689	47,151
Foreign currency exchange (gain) loss	(181)	59	600	(1,438)
Interest and other income, net	(259)	(545)	(544)	(1,323)
Interest expense	149	86	307	136
Income before income taxes	8,960	21,515	23,326	49,776
Provision for income taxes	2,469	7,974	8,137	18,174
Net income	$6,491	$13,541	$15,189	$31,602

Net income per common share:
Basic	$.18	$.36	$.41	$.86
Diluted	$.17	$.36	$.41	$.84

Weighted average shares outstanding:
Basic	36,683	37,130	36,652	36,918
Diluted	36,940	37,372	36,908	37,251

Dividends declared	—	—	—	$1.00

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$15,189	$31,602
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,407	4,846
Provision for deferred income taxes	185	2,183
Provision for returns and doubtful accounts	1,551	891
Compensation expense related to equity compensation plans	1,629	1,785
Excess tax benefit from exercises of stock options	(28)	(1,204)
Loss on dispositions and abandonment	86	13
Changes in operating assets and liabilities:
Accounts receivable	11,828	(8,385)
Inventories	(17,325)	(45,295)
Prepaid expenses and other current assets	179	5,929
Accounts payable, accrued expenses and other current liabilities	(26,404)	26,170
Net cash (used in) provided by operating activities	(7,703)	18,535

Cash flows from investing activities:
Purchase of Circuit City assets	(14,494)	—
Purchase of CompUSA	—	(30,649)
Purchases of property, plant and equipment	(6,207)	(10,729)
Proceeds from disposals of property, plant and equipment	84	58
Net cash used in investing activities	(20,617)	(41,320)

Cash flows from financing activities:
Repayments of borrowings from banks	—	(2,969)
Proceeds from (repayments of) capital lease obligations, net	(291)	329
Dividends paid	—	(37,126)
Proceeds from issuance of common stock, net of repurchases	181	908
Repurchase of common stock	(1,174)	—
Excess tax benefit from exercises of stock options	28	1,204
Net cash used in financing activities	(1,256)	(37,654)

Effects of exchange rates on cash	1,532	(807)

Net decrease in cash and cash equivalents	(28,044)	(61,246)
Cash and cash equivalents – beginning of period	115,967	128,021
Cash and cash equivalents – end of period	$87,923	$66,775
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$152	$653

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

						Accumulated
	Common Stock					Other
	Number of		Additional	Treasury		Comprehensive
	Shares		Paid-in	Stock,	Retained	Income,	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Net of Tax	Income

Balances, January 1, 2009	36,224	$389	$179,241	$(31,158)	$192,401	$(6,918)

Stock-based compensation expense			1,554
Issuance of restricted stock	106		(754)	1,183
Exercise of stock options	36		(249)	430
Repurchase of common stock	(99)			(1,174)
Income tax benefit on stock-based compensation			139
Change in cumulative translation adjustment						6,015	$6,015
Net income					15,189		15,189
Total comprehensive income							$21,204

Balances, June 30, 2009	36,267	$389	$179,931	$(30,719)	$207,590	$(903)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2009 and the results of operations for the three and six month periods ended June 30, 2009 and 2008, cash flows for the six month periods ended June 30, 2009 and 2008 and changes in shareholders’ equity for the six month period ended June 30, 2009.  The December 31, 2008 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2008 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for an entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on July 4, 2009. The second quarters of both 2009 and 2008 included 13 weeks, and the six month periods of both 2009 and 2008 included 26 weeks.

2.                Acquisitions

On April 5, 2009, the Company entered into an Asset Purchase Agreement with Circuit City Stores, Inc. and Circuit City Stores West Coast, Inc. (the “Sellers”). Pursuant to the Asset Purchase Agreement, on May 19, 2009 the Company acquired certain intellectual property and ecommerce assets owned by the Sellers for $14.0 million in cash. In addition, the Company will pay the Sellers a royalty based on a percentage of sales over a thirty month period dependent upon levels of sales achieved from the acquired assets, with a minimum payment of $3.0 million. The Company capitalized legal and other fees incurred of approximately $0.5 million. The acquisition has been accounted for as an asset purchase rather than a business combination as the acquisition does not meet the definition of a business as defined in Financial Accounting Standards Board Statement No. 141R, “ Business Combinations”.

The Company has done a preliminary purchase price allocation and recorded assets of approximately $4.8 million for Trademarks and Trade Names, $6.8 million for Domain Names and $2.9 million for Client Lists. These assets were recorded in the Company’s Technology Products business segment. The Company expects to amortize its Client Lists over a 5 year period.  All other assets have indefinite lives.  The gross carrying amount and accumulated amortization for amortizable intangible assets related to this acquisition at June 30, 2009 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Client Lists	$2,928	$73

The aggregate amortization expense was approximately $73,000 for second quarter of 2009. The estimated amortization for future years ending December 31 is as follows (in thousands):

2009	$368
2010	591
2011	591
2012	591
2013	591
2014	196
Total	$2,928

3.                Stock-based Compensation Plans

Pre-tax stock-based compensation expense for the six months ended June 30, 2009 and 2008 was $1,629,000 and $1,785,000 respectively.

4.                Net Income per Common Share

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company adopted EITF 03-6-1 in January 2009. The Company’s adoption of EITF 03-6-1 did not have a material impact on its consolidated financial statements.

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share in accordance with EITF 03-6-1. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 632,000 and 597,000 shares for the three months ended June 30, 2009 and 2008, and 661,000 and 603,000 for the six months ended June 30, 2009 and 2008, respectively, due to their antidilutive effect.

5.                Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax, and is included in the condensed consolidated statement of shareholders’ equity. For the three month periods ended June 30, 2009 and 2008, comprehensive income was $13,149,000 and $13,598,000, respectively. For the six month periods ended June 30, 2009 and 2008, comprehensive income was $21,204,000 and $33,417,000, respectively.

6.                Credit Facilities

The Company maintains a $120.0 million (which may be increased by up to $30.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures, acquisitions and payments of dividends. The Company was in compliance with all of the covenants as of June 30, 2009. As of June 30, 2009, eligible collateral under the agreement was $114.0 million, total availability was $101.9 million and there were outstanding letters of credit of $12.1 million and there were no outstanding advances.

7.                Business Exit Costs

During the second quarter of 2009 the Company announced plans to exit its Software Solutions segment as the result of economic conditions and difficulties in marketing the segment’s products successfully. The Company expects to incur charges related to this exit activity of approximately $4.0 to $5.0 million during 2009. In the second quarter of 2009 the Company incurred approximately $2.4 million of these charges including $1.1 million in severances, $1.2 million in estimated contractual termination costs and $0.1 million in other costs.  These costs were recorded in selling, general & administrative expenses and interest and other income, net in the accompanying condensed consolidated statement of operations.

The following table reconciles the associated liabilities incurred (in thousands):

	Severance and Personnel Costs	Contract Termination Costs	Other Exit Costs	Total
Balance, beginning of period	$—	$—	$—	$—
Charged to expense	1,064	1,262	80	2,406
Paid or otherwise settled	(372)	(567)	(80)	(1,019)
Balance, end of period	$692	$695	$—	$1,387

8.                Segment Information

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments – Technology Products, Industrial Products and Software Solutions. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe.  Except for certain personal computer (“PC”) products that we assemble ourselves and sell under the trademarks Systemax™ and Ultra™, substantially all of our products are manufactured by other companies.  We also sell certain computer-related products manufactured for us to our own design under the trademark Systemax™ and Ultra™.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America. Substantially all of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™.

The Company announced plans to exit the Software Solutions segment during the second quarter ended June 30, 2009.  The Company is in the process of winding down operations and anticipates completing this process by the end of 2009 (See Note 7).

The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on operating income, before net interest, foreign exchange gains and losses, internal management fees and income taxes. Corporate costs not identified with the disclosed segments are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net sales:
Technology Products	$672,004	$694,350	$1,378,276	$1,361,647
Industrial Products	48,848	61,617	94,504	118,979
Software Solutions	747	68	1,087	146
Consolidated	$721,599	$756,035	$1,473,867	$1,480,772

Operating income (loss):
Technology Products	$15,972	$23,665	$38,005	$53,091
Industrial Products	4,043	6,737	6,305	12,237
Software Solutions	(4,080)	(4,268)	(6,807)	(8,212)
Corporate and other expenses	(7,266)	(5,019)	(13,814)	(9,965)
Consolidated	$8,669	$21,115	$23,689	$47,151

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net sales:
United States:
Technology Products	$457,351	$401,139	$919,459	$767,056
Industrial Products	48,848	61,617	94,504	118,979
Software Solutions	747	68	1,087	146
United States total	506,946	462,824	1,015,050	886,181
Other North America (Technology Products)	40,994	49,094	81,282	98,093
North America total	547,940	511,918	1,096,332	984,274
Europe (Technology Products)	173,659	244,117	377,535	496,498
Consolidated	$721,599	$756,035	$1,473,867	$1,480,772

Revenues are attributed to countries based on the location of the selling subsidiary.

9.                Stock Repurchase

On May 12, 2008 the Company’s Board of Director’s authorized the repurchase of up to two million shares of Company stock. During the second quarter of 2009, the Company repurchased 66,490 shares for approximately $0.8 million. For the first six months of 2009 the Company repurchased 98,934 shares for approximately $1.2 million. Total repurchases made under this authorization since inception are 574,235 shares. These shares are included in treasury stock at cost in the Company’s condensed consolidated balance sheet.

10.         Subsequent Events

The company has evaluated events subsequent to the June 30, 2009 quarter end through August 12, 2009 the date of the filing of this Form 10Q.

On August 3, 2009 the Company announced it had signed a definitive agreement to acquire WStore Europe, SA a European supplier of business IT products with operations in France and the United Kingdom subject to certain closing conditions, including approval by the Competition Authority in France. The transaction is anticipated to close in the third quarter of 2009 and is not anticipated to have a material effect on 2009 operations.

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

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments – Technology Products, Industrial Products and Software Solutions. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe.  Except for certain personal computer (“PC”) products that we assemble ourselves and sell under the trademarks Systemax™ and Ultra™, substantially all of our products are manufactured by other companies.  We also sell certain computer-related products manufactured for us to our own design under the trademark Systemax™ and Ultra™. For the six months ended June 30, 2009, Technology products accounted for 94% of our net sales.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Substantially all of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 6% of our net sales for the six months ended June 30, 2009.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

The Company announced plans to exit the Software Solutions segment during the second quarter of 2009. The Company is in the process of winding down operations and anticipates completing this process by the end of 2009.  Software Solutions accounted for approximately $1.1 million in sales for the six months ended June 30, 2009. See Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional financial information about our business segments as well as information about our geographic operations.

The market for computer products and consumer electronics is subject to intense price competition and is characterized by narrow gross profit margins. The North American industrial products market is highly fragmented and we compete against multiple distribution channels. Distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stocking and drop-shipment fulfillment.

The primary component of our operating expenses historically has been employee related costs, which includes items such as wages, commissions, bonuses, employee benefits and stock option expenses.  We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2008 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Recent Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). These authorities issue numerous pronouncements, most of which are not applicable to the Company’s current or reasonably foreseeable operating structure. Below are the new authoritative pronouncements that management believes are relevant to Company’s current operations.

Effective January 1, 2009 the Company adopted Statement on Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” which replaces FASB Statement 141. SFAS No. 141R retains the requirement that the acquisition method of accounting be used for business combinations. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness and comparability that reporting entities provide in their financial reports about business combinations and their effects. SFAS 141R establishes principles and requirements for how an acquirer 1) recognizes and measures identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is applied prospectively for all business combinations entered into after the date of adoption. There were no business combinations during the six months period ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 should not result in significant changes in the subsequent events that are reported, but rather requires disclosure of the date through which the Company evaluates whether subsequent events have occurred.  This pronouncement was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company adopted EITF 03-6-1 in January 2009. The Company’s adoption of EITF 03-6-1 did not have a material impact on its consolidated financial statements.

Results of Operations

Three and Six Months Ended June 30, 2009 compared to the Three and Six Months Ended June 30, 2008

Key Performance Indicators (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,
	2009	2008	Change	2009	2008	% Change
Net sales by segment:
Technology products	$672,004	$694,350	(3.2)%	$1,378,276	$1,361,647	1.2%
Industrial products	48,848	61,617	(20.7)%	94,504	118,979	(20.6)%
Hosted software	747	68	998.5%	1,087	146	644.5%
Total net sales	$721,599	756,035	(4.6)%	$1,473,867	$1,480,772	(.5)%
Net sales by geography:
North America	$547,940	$511,918	7.0%	$1,096,332	$984,274	11.4%
Europe	173,659	244,117	(28.9)%	377,535	496,498	(24.0)%
Total net sales	$721,599	$756,035	(4.6)%	$1,473,867	$1,480,772	(.5)%
Gross margin	14.8%	15.2%	(.4)%	14.6%	15.4%	(.8)%
Selling, general and administrative costs	$98,385	$93,639	5.1%	$190,915	$181,352	5.3%
Selling, general and administrative costs as a % of net sales	13.6%	12.4%	1.2%	13.0%	12.2%	.8%
Operating income	$8,669	$21,115	(58.9)%	$23,689	$47,151	(49.8)%
Operating margin	1.2%	2.8%	(1.6)%	1.6%	3.2%	(1.6)%
Effective income tax rate	27.6%	37.1%	(9.5)%	34.9%	36.5%	(1.6)%
Net income	$6,491	13,541	(52.1)%	$15,189	$31,602	(51.9)%
Net margin	.9%	1.8%	(.9)%	1.0%	2.1%	(1.1)%

The Technology Products net sales decrease during the second quarter of 2009 was attributable to significant declines in business to business revenues in Europe resulting from the global slowdown in economic activity. On a constant currency basis European sales declined 13.5% in the second quarter of 2009 and 6.2% for the first six months of 2009 compared to the same periods in 2008. The movements in foreign exchange rates accounted for $37.6 million and $87.9 million, respectively, of the revenue decline in the second quarter and first six months of 2009. The trend of declining sales in Europe is expected to continue until global economic conditions improve. In North America, Technology Products sales increased 10.7% in the second quarter of 2009 and 15.7% in the first six months of 2009 compared to the same periods in 2008. Growth in North

America during the second quarter and first six months of 2009 is attributable to increased retail and internet sales in the consumer channels. Retail sales benefited from the acquisition of 16 retail stores from CompUSA in 2008. Ecommerce sales were up in substantially all of the Company’s U.S. based sites in 2009. As in Europe, North America business to business sales declined in both the second quarter and first six months of 2009. On a constant currency basis, North America Technology Products sales grew 12.3% in the second quarter of 2009 and 17.7% in the first six months of 2009 compared to the same periods in 2008. Movements in foreign exchange rates negatively impacted the North American sales comparison by approximately $7.3 million and $17.4 million, respectively, in the second quarter and first six months of 2009.

For the second quarter of 2009, worldwide retail and other revenues, defined as revenues from retail stores, consumer websites, catalogs, shopping channels and freight, were $412.5 million compared to $349.6 million in the same period in 2008, an increase of 18.0%. Retail and other sales growth in the second quarter of 2009 was driven primarily by growth in computers, including laptops and netbooks.  For the first six months of 2009 worldwide retail and other revenues were $844.1 million compared to $710.4 million in the same period in 2008, an increase of 18.8%. Retail and other sales growth in the first six months of 2009 was driven primarily by growth in computers, including laptops and netbooks, and consumer electronics. Worldwide business to business sales were $309.1 million in the second quarter of 2009 compared to $406.4 million in the same period in 2008, a 23.9% decrease, and for the first six months of 2009 worldwide business to business sales were $629.8 million compared to $770.4 million in the same period in 2008, an 18.3% decrease. Worldwide business to business sales declined as the result of the global economic slowdown.

Industrial Products sales are primarily business to business and declined in the second quarter and first six months of 2009 as compared to the same periods in 2008. The sales decline is largely attributable to the slowdown in economic activity which started in the second half of 2008 and continued through the second quarter of 2009. The Company has implemented strategies such as adding additional products to its catalogs and website and closely monitoring its cost structure to mitigate some of the effects of the decline in sales.

The Company announced plans to exit the Software Solutions segment during the second quarter of 2009. The Company is in the process of winding down operations and anticipates completing this process by the end of 2009. Software Solutions accounted for approximately $1.1 million in sales for the six months ended June 30, 2009.

Consolidated gross margin declined in the second quarter and first six months of 2009 by 40 and 80 basis points, respectively, compared to the same period in 2008. The Company has lowered certain product prices and offered freight incentives in order to both maintain and grow market share and to respond to competitive pricing pressures that started during 2008. The Company has continued to offer such selective incentives to maintain and grow market share in anticipation of future gross margin expansion. Additionally, consolidated gross margin has been impacted by a shift in mix, as higher margin Industrial Products accounted for a smaller portion of consolidated revenues than in prior quarters.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

The increase in selling, general and administrative expenses for the second quarter of 2009 compared to the second quarter of 2008 was primarily the result of a $6.2 million charge for severance costs, litigation and contractual lease terminations, of which $2.3 million resulting from the winding down of our Software Solutions segment, offset by savings in other selling, general and administrative expenses due to favorable movements in exchange rates.

The increase in selling, general and administrative expenses for the first six months of 2009 as compared to the first six months of 2008 was primarily the result of a $6.2 million charge for severance costs, litigation and contractual lease terminations, mentioned above, a $1.6 million increase in bad debt expense, and $2.3 million of increased credit card fees.

The Company’s effective tax rate for the second quarter of 2009 was 27.6% compared to 37.1% in the second quarter of 2008. Included in the 2009 rate is a reversal of tax reserves of approximately $1.0 million as the result of statute expirations, and included in the 2008 rate is a reversal of a tax reserve of approximately $0.4 million. The effective tax rate for the six months ended June 30, 2009 was 34.9% compared to 36.5% in 2008, taking into account the reversal of tax reserves. Excluding the tax reserve reversal the Company’s effective tax rate was 39.3% in 2009. The higher rate in 2009 is primarily the result of a higher percentage of taxable income in the U.S. where corporate income taxes are typically higher.

Net income in the second quarter of 2009 declined 52.1% to $6.5 million compared to $13.5 million in the second quarter of 2008. Net income for the six months ended June 30, 2009 declined 51.9% to $15.2 million compared to $31.6 million for the six months ended June 30, 2008.  The decline in net income is the result of a slowdown in economic activity in all of the Company’s segments and geographies and the charges incurred, including the costs of winding down our Software Solutions segment. The Company has adjusted its cost structure and reduced headcount during the first six months of 2009 and has implemented selected hiring freezes in certain business units as the result of general economic uncertainty worldwide. The Company will continue to monitor economic conditions and make further adjustments if necessary.

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

Selected liquidity data (in thousands):

	June 30, 2009	December 31, 2008	$ Change
Cash and cash equivalents	$87,923	$115,967	$(28,044)
Accounts receivable, net	$173,629	$182,532	$(8,903)
Inventories, net	$310,014	$290,594	$19,420
Prepaid expenses and other current assets	$12,891	$12,667	$224
Accounts payable	$269,714	$284,378	$(14,664)
Accrued expenses and other current liabilities	$65,746	$73,075	$(7,329)
Current portion of capitalized lease obligations	$832	$773	$59
Working capital	$258,888	$253,092	$5,796

Our working capital increased in the first six months of 2009 primarily as the result of the cash generated from net income for the period adjusted for non cash charges of approximately $24.0 million offset by the purchase of certain CircuitCity.com assets, fixed asset purchases, and stock repurchases. The increase in inventory is primarily the result of strategic quarter end purchases.  Our inventory turnover decreased from 9.0 times to 8.0 times on an annual basis. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

The decrease in cash provided by operations in the first six months of 2009 compared to the first six months of 2008 resulted from changes in our working capital accounts, which used $31.7 million in cash compared to $21.6 million generated in 2008, primarily the result of an increase in inventories and a decrease in accounts payable, accrued expenses and other current liabilities. Cash generated from net income adjusted by other non-cash items provided $24.0 million for the six months ended June 30, 2009 compared to $40.1 million provided by these items for the six months ended June 30, 2008, primarily as a result of a lower net income in the first six months of 2009.

Cash flows used in investing activities during the first six months of 2009 were primarily for the CircuitCity.com acquisition and for capital expenditures relating to our information and communications systems hardware. Cash flows used in investing activities during 2008 consisted primarily of funds used for the CompUSA acquisition and for expenditures in retail stores and information technology.

Net cash of $1.3 million was used in financing activities for the first six months of 2009.  We repurchased $1.2 million of  common stock and repaid $0.3 million of capital lease obligations.  Proceeds and excess tax benefits from stock option exercises provided approximately $0.2 million of cash. In the first six months of 2008, we repaid $3.0 million in short-term loans and paid $37.1 million for a special dividend.  Proceeds from stock option exercises, net of repurchases and excess tax benefits, provided approximately $2.1 million of cash.

Under our $120.0 million (which may be increased up to $150.0 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of June 30, 2009, eligible collateral was $114.0 million and total availability was $101.9 million. There were outstanding letters of credit of $12.1 million and there were no outstanding advances as of June 30, 2009. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company; the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of June 30, 2009.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at June 30, 2009 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2009, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2009 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our credit facilities. As of June 30, 2009, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a national class action complaint in U.S. District Court against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all TigerDirect customers whose rebates were denied or delayed. (OnRebate.com Inc. is a rebate processing company owned by Systemax.).  Vukson’s complaint (as amended) alleges that since 2004 Systemax, TigerDirect and OnRebate engaged in a conspiracy to engage in deceptive and unfair rebate practices.  Vukson alleged counts for violation of state consumer protection statutes, conspiracy, and unfair rebate practices. In February 2009 the Court dismissed Vukson’s complaint with leave to amend but ordered that any amended complaint not include a request for punitive damages. Vukson then filed an amended complaint with no request for punitive damages, as ordered by the Court.  In June 2009 the Court dismissed three of Vukson’s four remaining claims with prejudice including claims under the Florida Deceptive and Unfair Trade Practice’s Act. Vukson (a resident of Texas) is now seeking to amend the complaint to allege violations under the Texas consumer protection act which would effectively reduce the representative class from a nationwide class of TigerDirect rebate applicants to only those TigerDirect rebate applicants residing in Texas. The Company intends to file a motion for summary judgment and will continue to vigorously defend this case.

State of Florida, Office of the Attorney General Subpoena

On January 2, 2008 the Company received a subpoena for documents from the Florida Attorney General’s Office relating to the payment and processing of rebates by the Company. The Company received subpoenas for additional documents on January 30, 2008 and on August 25, 2008.  The Company is cooperating with the Florida Attorney General’s investigation and has provided a substantial number of documents in response to the subpoenas. In July 2009 the Company filed a Complaint for Declaratory Relief and Motion for Protective Order in Florida state court seeking to protect certain confidential trade secret information as well personal customer and employee information from disclosure to third parties.

Other Matters

Systemax is a party to various pending legal proceedings and disputes arising in the normal course of business, including those involving commercial, employment, tax and intellectual property related claims, none of which, in management’s opinion, is anticipated to have a material adverse effect on our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases by the Company of its outstanding shares of common stock during the six months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
March	32,444	$11.63	32,444	1,492,255
May	29,200	$12.02	61,644	1,463,055
June	37,290	$11.97	98,934	1,425,765
Total	98,934	$11.87

Item 4.  Submission of Matters to a Vote of Security Holders

The 2009 annual meeting of the stockholders of the Company was held on June 12, 2009. Each of the eight candidates for the position of director (Richard Leeds, Bruce Leeds, Robert Leeds, Gilbert Fiorentino, Robert D. Rosenthal, Stacy S. Dick, Lawrence P. Reinhold and Marie Adler-Kravecas) was elected.

The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions) as to each matter, including nominees for office, are as follows:

1.  Director election:

Richard Leeds	For:	31,386,990
	Withheld:	4,057,001

Robert Leeds	For:	31,225,527
	Withheld :	4,218,464

Bruce Leeds	For:	31,225,527
	Withheld :	4,218,464

Gilbert Fiorentino	For:	32,048,930
	Withheld:	3,395,061

Robert D. Rosenthal	For:	34,329,873
	Withheld:	1,114,118

Stacy S. Dick	For:	34,334,730
	Withheld:	1,109,261

Lawrence P. Reinhold	For:	31,165,920
	Withheld:	4,278,071

Marie Adler-Kravecas	For:	34,335,304
	Withheld :	1,108,687

2.  Ratification of Ernst & Young as the Company’s Independent Registered Accountants for 2009:

For:	35,416,741
Against :	20,517
Abstain:	6,733

Item 6.   Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: August 12, 2009	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer