Form 10-Q
period 2009-09-30
SYSTEMAX INC
filed 2009-11-12
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2009 was 36,410,409.

Available Information

We maintain an internet web site at www.systemax.com. We file reports with the Securities and Exchange Commission (“SEC”) and make available free of charge on or through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports.  These are available as soon as is reasonably practicable after they are filed with the SEC.  All reports mentioned above are also available from the SEC’s website (www.sec.gov). The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$102,117	$115,967
Accounts receivable, net	213,170	182,532
Inventories	315,977	290,594
Prepaid expenses and other current assets	17,852	12,667
Deferred income taxes	10,722	9,558
Total current assets	659,838	611,318

Property, plant and equipment, net	63,046	48,465
Deferred income taxes	10,203	11,198
Goodwill and intangibles	49,257	30,326
Other assets	1,200	837
Total assets	$783,544	$702,144

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current portion of capitalized lease obligations	$951	$773
Short term debt	17,819	—
Accounts payable	302,097	284,378
Accrued expenses and other current liabilities	82,125	73,075
Total current liabilities	402,992	358,226

Capitalized lease obligations, net of current portion	1,233	1,411
Other liabilities	7,986	8,552
Total liabilities	412,211	368,189

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	389	389
Additional paid-in capital	180,187	179,241
Treasury stock	(29,412)	(31,158)
Retained earnings	220,188	192,401
Accumulated other comprehensive loss, net of tax	(19)	(6,918)
Total shareholders’ equity	371,333	333,955

Total liabilities and shareholders’ equity	$783,544	$702,144

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$753,880	$739,479	$2,227,747	$2,220,251
Cost of sales	641,117	624,060	1,900,380	1,876,329
Gross profit	112,763	115,419	327,367	343,922
Selling, general & administrative expenses	93,394	94,997	284,309	276,349
Operating income	19,369	20,422	43,058	67,573
Foreign currency exchange (gain) loss	(989)	1,840	(389)	402
Interest and other income, net	(76)	(126)	(620)	(1,449)
Interest expense	113	68	420	204
Income before income taxes	20,321	18,640	43,647	68,416
Provision for income taxes	7,723	7,367	15,860	25,541
Net income	$12,598	$11,273	$27,787	$42,875

Net income per common share:
Basic	$.34	$.30	$.76	$1.16
Diluted	$.34	$.30	$.74	$1.14

Weighted average shares outstanding:
Basic	36,703	37,079	36,669	36,972
Diluted	37,319	37,801	37,310	37,774

Dividends declared	—	—	—	$1.00

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$27,787	$42,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,440	7,591
Provision for deferred income taxes	(34)	3,922
Provision for returns and doubtful accounts	3,629	1,170
Compensation expense related to equity compensation plans	2,261	2,778
Excess tax benefit from exercises of stock options	(287)	(1,377)
Loss on dispositions and abandonment	88	13
Changes in operating assets and liabilities:
Accounts receivable	10,368	(6,016)
Inventories	(20,130)	(27,795)
Prepaid expenses and other current assets	(2,252)	(3,171)
Accounts payable, accrued expenses and other current liabilities	(15,632)	11,321
Net cash provided by operating activities	14,238	31,311

Cash flows from investing activities:
Purchase of Circuit City assets	(14,494)	—
Purchase of WStore Europe SA, net of cash acquired	924	—
Purchase of CompUSA	—	(30,649)
Purchases of property, plant and equipment	(13,724)	(13,159)
Proceeds from disposals of property, plant and equipment	84	47
Net cash used in investing activities	(27,210)	(43,761)

Cash flows from financing activities:
Repayments of borrowings from banks	(1,512)	(3,989)
Proceeds from capital lease obligations, net	—	298
Dividends paid	—	(37,126)
Proceeds from issuance of common stock, net of repurchases	742	1,125
Repurchase of common stock	(1,174)	(3,435)
Excess tax benefit from exercises of stock options	287	1,377
Net cash used in financing activities	(1,657)	(41,750)

Effects of exchange rates on cash	779	(448)

Net decrease in cash and cash equivalents	(13,850)	(54,648)
Cash and cash equivalents – beginning of period	115,967	128,021
Cash and cash equivalents – end of period	$102,117	$73,373
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$676	$750

See notes to condensed consolidated financial statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Income	Income

Balances, January 1, 2009	36,224	$389	$179,241	$(31,158)	$192,401	$(6,918)

Stock-based compensation expense			2,188
Issuance of restricted stock	106		(754)	1,183
Exercise of stock options	147		(995)	1,737
Repurchase of common stock	(99)			(1,174)
Income tax benefit on stock-based compensation			507
Change in cumulative translation adjustment						6,899	$6,899
Net income					27,787		27,787
Total comprehensive income							$34,686

Balances, September 30, 2009	36,378	$389	$180,187	$(29,412)	$220,188	$(19)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and the results of operations for the three and nine month periods ended September 30, 2009 and 2008, cash flows for the nine month periods ended September 30, 2009 and 2008 and changes in shareholders’ equity for the nine month period ended September 30, 2009.  The December 31, 2008 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2008 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for an entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarter ended on October 3, 2009.  The third quarters of both 2009 and 2008 included 13 weeks, and the nine month periods of both 2009 and 2008 included 39 weeks.

2.                Acquisitions

On September 18, 2009, the Company acquired WStore Europe SA and its subsidiaries, (“WStore”), a European supplier of business IT products and software solutions with operations in France and the United Kingdom. The purchase price (after giving effect to the conversion of Euros to U.S. dollars) was approximately $4.4 million in cash, $2.2 million of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement. A preliminary allocation of the purchase was done as of the acquisition date. A final purchase price allocation will be done during the fourth quarter of 2009. However the Company has determined that this is not a material acquisition for financial reporting purposes.  The accounts of WStore are included in the accompanying condensed consolidated balance sheet. The operating results of WStore are included in the accompanying condensed consolidated statements of operations from the date of acquisition. WStore is included in the Company’s Technology Products business segment.

On April 5, 2009, the Company entered into an Asset Purchase Agreement with Circuit City Stores, Inc. and Circuit City Stores West Coast, Inc. (the “Sellers”). Pursuant to the Asset Purchase Agreement, on May 19, 2009 the Company acquired certain intellectual property and ecommerce assets owned by the Sellers for $14.0 million in cash. In addition, the Company will pay the Sellers a royalty based on a percentage of sales over a thirty month period dependent upon levels of sales achieved from the acquired assets, with a minimum payment of $3.0 million. The Company capitalized legal and other fees incurred of approximately $0.5 million. The acquisition has been accounted for as an asset purchase rather than a business combination as the acquisition does not meet the definition of a business under applicable accounting principles.

The Company has done a preliminary purchase price allocation with respect to the Circuit City asset acquisition and recorded assets of approximately $4.8 million for Trademarks and Trade Names, $6.8 million for Domain Names and $2.9 million for Client Lists. These assets were recorded in the Company’s Technology Products business segment. The Company expects to amortize the Client Lists over a 5 year period.  All other assets have indefinite lives.  The gross carrying amount and accumulated amortization for amortizable intangible assets related to this acquisition at September 30, 2009 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Client Lists	$2,928	$221

The aggregate amortization expense was approximately $0.2 million for third quarter of 2009. The estimated amortization for future years ending December 31 is as follows (in thousands):

2009	$368
2010	591
2011	591
2012	591
2013	591
2014	196
Total	$2,928

3.                Stock-based Compensation Plans

Pre-tax stock-based compensation expense for the nine months ended September 30, 2009 and 2008 was $2.3 million and $2.8 million, respectively.

4.                Net Income per Common Share

In June 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance applies to the calculation of Earnings Per Share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented is adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). The Company adopted this authoritative guidance in January 2009 and it did not have a material impact on the condensed consolidated financial statements.

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 751,000 and 599,000 shares for the three months ended September 30, 2009 and 2008, and 691,000 and 605,000 for the nine months ended September 30, 2009 and 2008, respectively, due to their antidilutive effect.

5.                Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments and is included in the condensed consolidated statement of shareholders’ equity. For the three month periods ended September 30, 2009 and 2008, comprehensive income was $13.5 million and $4.6 million, respectively. For the nine month periods ended September 30, 2009 and 2008, comprehensive income was $34.7 million and $38.0 million, respectively.

6.                Credit Facilities

The Company maintains a $120.0 million (which may be increased by up to $30.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, the domestic inventories of the Company, general intangibles and the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures, acquisitions and payments of dividends. The Company was in compliance with all of the covenants as of September 30, 2009. As of September 30, 2009, eligible collateral under the agreement was $108.9 million, total availability was $96.8 million, total outstanding letters of credit of $12.1 million and there were no outstanding advances.

The Company’s WStore Europe SA subsidiary (See Note 2) maintains a secured revolving credit agreement with a financial institution in France which is secured by WStore Europe SA accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of September 30, 2009 there was availability under this credit facility of approximately €3.4 million ($4.9 million) and there was €11.7 million ($17.1 million) of outstanding borrowings.

The Company’s WStore UK subsidiary (See Note 2) maintains a £2 million secured revolving credit agreement with a financial institution in the United Kingdom which is secured by WStore UK’s accounts receivable balances. Available amounts for borrowing under this facility includes accounts receivable balances less a 30% retention. As of September 30, 2009 there was availability under this credit facility of approximately £0.8 million ($1.2 million) and approximately €0.5 million ($0.8 million) of outstanding borrowings.

7.                Business Exit Costs

The Company announced plans to exit its Software Solutions segment, in the second quarter of 2009, as the result of economic conditions and difficulties in marketing the segment’s products successfully. The Company expects to incur charges related to this exit activity of approximately $4.0 to $5.0 million during 2009. In the third quarter of 2009, the Company incurred additional severance and contractual termination costs of $0.1 million and $0.1 million, respectively.   Total charges for the first nine months of 2009 incurred for severances, estimated contractual termination costs and other costs were $1.2 million, $1.4 million, and $0.1 million, respectively. These costs were recorded in selling, general & administrative expenses and interest and other income, net in the accompanying condensed consolidated statement of operations.

The following table reconciles the associated liabilities incurred (in thousands):

	Severance and Personnel Costs	Contract Termination Costs	Other Exit Costs	Total
Balance, beginning of period	$—	$—	$—	$—
Charged to expense	1,208	1,375	80	2,663
Paid or otherwise settled	(1,079)	(695)	(80)	(1,854)
Balance, end of period	$129	$680	$—	$809

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

The Company announced plans to exit the Software Solutions segment during the second quarter ended June 30, 2009 and is   continuing the process of winding down operations and anticipates completing this process by the end of 2009 (See Note 7).

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

The Company’s Industrial Products and Technology Products segments sell dissimilar products. Industrial products are generally higher in price, lower in volume and higher in product margin. Technology products are generally higher in volume, lower in price and lower in product margin. This results in higher operating margin for the Industrial Products segment. Each segment carries specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle than those of the Technology Products segment.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net sales:
Technology Products	$701,745	$676,133	$2,080,021	$2,037,780
Industrial Products	52,014	63,187	146,518	182,166
Software Solutions	121	159	1,208	305
Consolidated	$753,880	$739,479	$2,227,747	$2,220,251

Operating income (loss):
Technology Products	$20,949	$22,052	$58,954	$75,143
Industrial Products	3,587	7,317	9,892	19,554
Software Solutions	(257)	(4,167)	(7,064)	(12,379)
Corporate and other expenses	(4,910)	(4,780)	(18,724)	(14,745)
Consolidated	$19,369	$20,422	$43,058	$67,573

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net sales:
United States:
Technology Products	$450,958	$401,297	$1,370,417	$1,168,353
Industrial Products	52,014	63,187	146,518	182,166
Software Solutions	121	159	1,208	305
United States total	503,093	464,643	1,518,143	1,350,824
Other North America (Technology Products)	49,032	47,661	130,314	145,754
North America total	552,125	512,304	1,648,457	1,496,578
Europe (Technology Products)	201,755	227,175	579,290	723,673
Consolidated	$753,880	$739,479	$2,227,747	$2,220,251

Revenues are attributed to countries based on the location of the selling subsidiary.

9.                Stock Repurchase

On May 12, 2008 the Company’s Board of Directors authorized the repurchase of up to two million shares of Company stock. The Company did not repurchase any shares during the third quarter 2009. For the first nine months of 2009 the Company repurchased 98,934 shares for approximately $1.2 million. Total repurchases made under this authorization since inception are 574,235 shares. These shares are included in treasury stock at cost in the Company’s condensed consolidated balance sheet.

10.    Legal Proceedings

Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a national class action complaint in U.S. District Court against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all TigerDirect customers whose rebates were denied or delayed. (OnRebate.com Inc. is a rebate processing company owned by Systemax.).  Vukson’s complaint alleged that since 2004 Systemax, TigerDirect and OnRebate engaged in a conspiracy to engage in deceptive and unfair rebate practices.  Vukson alleged counts for violation of state consumer protection statutes, conspiracy, and unfair rebate practices. In February 2009, the Court dismissed Vukson’s complaint with leave to amend, but ordered that any amended complaint not include a request for punitive damages.

Vukson then filed an amended complaint with no request for punitive damages, as ordered by the Court.  In June 2009, the Court dismissed three of Vukson’s four remaining claims with prejudice including claims under the Florida Deceptive and Unfair Trade Practice’s Act. Vukson (a resident of Texas) then amended the complaint to allege violations under the Texas consumer protection act. In August 2009, the Court dismissed Vukson’s amended complaint with prejudice.

State of Florida, Office of the Attorney General

On September 4, 2009 the Office of the Attorney General, Department of Legal Affairs for the State of Florida filed a lawsuit against OnRebate.com Inc, TigerDirect Inc. and Systemax Inc. in the Circuit Court of the Eleventh Judicial Court for Miami-Dade County, Florida alleging deceptive and unfair trade practices under Florida law relating to the offering and processing of customer rebates.  The lawsuit seeks injunctive relief, damages, civil penalties and other equitable relief.  The Company denies the allegations in the lawsuit and intends to vigorously defend the case.

Other Matters

Systemax is a party to various pending legal proceedings and disputes arising in the normal course of business, including those involving commercial, employment, tax and intellectual property related claims, none of which, in management’s opinion, is anticipated to have a material adverse effect on our condensed consolidated financial statements.

11.         Subsequent Events

The Company has evaluated events subsequent to the September 30, 2009 quarter end through November 12, 2009 the date of the filing of this Form 10Q. No events have occurred which would require disclosure in the condensed consolidated financial statements.

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

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments — Technology Products, Industrial Products and Software Solutions. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe.  Except for certain personal computer (“PC”) products that we assemble ourselves and sell under the trademarks Systemax™ and Ultra™, substantially all of our products are manufactured by other companies.  We also sell certain computer-related products manufactured for us to our own design under the trademark Systemax™ and Ultra™. For the nine months ended September 30, 2009, Technology products accounted for 93% of our net sales.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Substantially all of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 7% of our net sales for the nine months ended September 30, 2009.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. In our Industrial segment, we recently deployed an entirely new ecommerce website (www.globalindustrial.com) that we believe is generationally more advanced than the sites of many other companies in the sector.

We announced plans to exit the Software Solutions segment during the second quarter of 2009 and are continuing the process of winding down operations and anticipate completing this process by the end of 2009.  Software Solutions accounted for approximately $1.2 million in sales for the nine months ended September 30, 2009. See Note 8 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional financial information about our business segments as well as information about our geographic operations.

Our Industrial Products and Technology Products segments sell dissimilar products. Industrial products are generally higher in price, lower in volume and higher in product margin. Technology products are generally higher in volume, lower in price and lower in product margin. This results in higher operating margin for the Industrial Products segment. Each segment carries specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle than those of the Technology Products segment.

On September 18, 2009, we acquired WStore, a European supplier of business IT products and software solutions with operations in France and the United Kingdom. The purchase price (after giving effect to the conversion of Euros to U.S. dollars) was approximately $4.4 million in cash, $2.2 million of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement. A preliminary allocation of the purchase price was done as of the acquisition date. A final purchase price allocation will be done during the fourth quarter of 2009. However the Company has determined that this is not a material acquisition for financial reporting purposes. The accounts of WStore are included in the condensed consolidated balance sheet included in Item 1 of this Form 10-Q. The operating results of WStore are included in the condensed consolidated statements of operations included in Item 1 of this Form 10-Q from the date of acquisition. WStore is included in our Technology Products business segment.

The market for computer products and consumer electronics is subject to intense price competition and is characterized by narrow gross profit margins. The North American industrial products market is highly fragmented and we compete against multiple distribution channels. Distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment.

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

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, goodwill and intangible assets, long-lived assets, accruals, income taxes and restructuring charges. The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the application of critical accounting policies or estimates during 2009. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Effective January 1, 2009 the Company adopted authoritative guidance that establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. This guidance is applied prospectively for all business combinations entered into after the date of adoption. In the third quarter of 2009 the Company expensed approximately $0.8 million of costs that would have been capitalized under previous guidance.

In May 2009, the FASB issued authoritative guidance related to the accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the consolidated financial statements were issued or the date the consolidated financial statements were available to be issued. This guidance became effective for the Company for the period ended June 30, 2009 and did not have a significant impact on the Company’s condensed consolidated financial statements.

In June 2008, FASB issued authoritative guidance to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance applies to the calculation of Earnings Per Share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented is adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). The Company adopted this authoritative guidance in January 2009 and it did not have a material impact on its condensed consolidated financial statements.

Results of Operations

Three and Nine Months Ended September 30, 2009 compared to the Three and Nine Months Ended September 30, 2008

Key Performance Indicators (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,
	2009	2008	Change	2009	2008	% Change
Net sales by segment:
Technology products	$701,745	$676,133	3.8%	$2,080,021	$2,037,780	2.1%
Industrial products	52,014	63,187	(17.7)%	146,518	182,166	(19.6)%
Hosted software	121	159	(23.9)%	1,208	305	296.1%
Total net sales	$753,880	739,479	1.9%	$2,227,747	$2,220,251	0.3%
Net sales by geography:
North America	$552,125	$512,304	7.8%	$1,648,457	$1,496,578	10.1%
Europe	201,755	227,175	(11.2)%	579,290	723,673	(20.0)%
Total net sales	$753,880	$739,479	1.9%	$2,227,747	$2,220,251	0.3%
Gross margin	15.0%	15.6%	(0.6)%	14.7%	15.5%	(0.8)%
Selling, general and administrative costs	$93,394	$94,997	(1.7)%	$284,309	$276,349	2.9%
Selling, general and administrative costs as a % of net sales	12.4%	12.8%	(0.4)%	12.8%	12.4%	0.4%
Operating income	$19,369	$20,422	(5.2)%	$43,058	$67,573	(36.3)%
Operating margin	2.6%	2.8%	(0.2)%	1.9%	3.0%	(1.1)%
Effective income tax rate	38.0%	39.5%	(1.5)%	36.3%	37.3%	(1.0)%
Net income	$12,598	11,273	11.8%	$27,787	$42,875	(35.2)%
Net margin	1.7%	1.5%	0.2%	1.3%	1.9%	(0.6)%

The Technology Products net sales increase during the third quarter of 2009 was attributable to increased retail and internet sales in North America. In North America, Technology Products sales increased 11.4% in the third quarter of 2009 and 14.2% in the first nine months of 2009 compared to the same periods in 2008. On a constant currency basis (using current year results at prior year average exchange rates), European sales declined 0.3% in the third quarter of 2009 and 4.4% for the first nine months of 2009 compared to the same periods in 2008. Sales attributable to the WStore acquisition were $7.9 million during the third quarter of 2009.

The movements in foreign exchange rates accounted for $24.8 million and $112.8 million, respectively, of the revenue decline in Europe in the third quarter and first nine months of 2009. The trend of declining sales in Europe is expected to continue until global economic conditions improve. Growth in North America during the third quarter and first nine months of 2009 is attributable to increased retail and internet sales in the consumer channels. Retail sales benefited from the acquisition of 16 retail stores locations from CompUSA in 2008. Ecommerce sales were up in substantially all of the Company’s U.S. based sites in 2009. As in Europe, North America business to business sales declined in both the third quarter and first nine months of 2009. On a constant currency basis, North America Technology Products sales grew 12.2% in the third quarter of 2009 and 15.8% in the first nine months of 2009 compared to the same periods in 2008. Movements in foreign exchange rates negatively impacted the North American sales comparison by approximately $3.7 million and $21.3 million, respectively, in the third quarter and first nine months of 2009.

For the third quarter of 2009, worldwide consumer sales, defined as revenues from retail stores, consumer websites, catalogs, and shopping channels, were $426.2 million compared to $389.2 million in the same period in 2008, an increase of 9.5%. Consumer sales growth in the third quarter of 2009 was driven primarily by growth in computers, including laptops and netbooks and consumer electronics, including televisions.  For the third quarter of 2009 worldwide business to business sales were $327.7 million compared to $350.3 million in the same period in 2008.  For the first nine months of 2009 worldwide consumer sales were $1.3 billion compared to $1.15 billion in the same period in 2008, an increase of 13.5%. Consumer sales growth in the first nine months of 2009 was driven primarily by growth in computers, including laptops and netbooks, and consumer electronics, including televisions. Worldwide business to business sales were $327.7 million in the third quarter of 2009 compared to $350.3 million in the same period in 2008, a 6.5% decrease, and for the first nine months of 2009 worldwide business to business sales were $917.4 million compared to $1.06 billion in the same period in 2008, a 13.9% decrease. Worldwide business to business sales declined as the result of the global economic slowdown.

For the third quarter of 2009, Technology Products operating income declined approximately 5% compared to the same period in 2008. The decline is attributable to the worldwide decline in business to business sales, price promotions and freight discounts offered in the quarter and costs related to the WStore acquisition partially offset in the quarter by increased sales from the CircuitCity.com website. For the first nine months of 2009 Technology Products operating margin declined approximately 21% compared to the same period in 2008. The decline is attributable to the worldwide decline in business to business sales as the result of the global economic slowdown, price promotions and freight discounts offered in the period and costs related to the WStore acquisition.

Industrial Products sales are primarily business to business and declined in the third quarter and first nine months of 2009 as compared to the same periods in 2008. The sales decline is largely attributable to the slowdown in economic activity which started in the second half of 2008 and continued through the third quarter of 2009. The Company has implemented strategies such as adding additional products to its catalogs and website and closely monitoring its cost structure to mitigate some of the effects of the decline in sales.

For the third quarter of 2009, Industrial Products operating income declined approximately 51% compared to the same period in 2008. The decline is attributable to the decline in business to business sales as a result of significant decreases in business spending in the United States resulting from the economic slowdown and increased spending on information technology spending in the quarter. For the first nine months of 2009 Industrial Products operating income declined 49% compared to the same period in 2008. The decline is attributable to the decline in business to business sales as the result of the global economic slowdown.

The Company announced plans to exit the Software Solutions segment during the second quarter of 2009 and is continuing the process of winding down operations and anticipates completing this process by the end of 2009. Software Solutions accounted for approximately $1.2 million in sales for the nine months ended September 30, 2009.

Consolidated gross margin declined in the third quarter and the first nine months of 2009 by 60 and 80 basis points, respectively, compared to the same periods in 2008. The Company has lowered certain product prices and offered freight incentives in order to both maintain and grow market share and to respond to competitive pricing pressures that started during 2008. The Company has continued to offer such selective incentives to maintain and grow market share in anticipation of future gross margin expansion. Additionally, consolidated gross margin has been impacted by a shift in mix, as higher margin Industrial Products accounted for a smaller portion of consolidated revenues than in prior quarters.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

The decrease in selling, general and administrative expenses for the third quarter of 2009 compared to the third quarter of 2008 was primarily the result of a $2.8 million decrease in advertising and catalog production costs offset by a $1.7 million increase in various operating expenses and depreciation expense. Included in the third quarter of 2009 are costs related to the acquisition of WStore Europe SA (“WStore”) of approximately $0.8 million. The Company expects to incur significant integration costs related to the WStore acquisition in future quarters.

The increase in selling, general and administrative expenses for the first nine months of 2009 as compared to the first nine months of 2008 was primarily the result of a $6.4 million charge for severance costs, litigation and contractual lease terminations of which approximately $2.6 million related to winding down PCS operations, and a $1.7 million increase in various expenses. Corporate related selling, general and administrative expenses increased approximately $4.7 million in the first nine months of 2009 primarily related to performance based incentive compensation and information technology spending.

The Company’s effective tax rate for the third quarter of 2009 was 38.0% compared to 39.5% in the third quarter of 2008. The effective tax rate for the nine months ended September 30, 2009 was 36.3% compared to 37.3% in 2008. Included in the 2009 rate is a reversal of tax reserves of approximately $1.0 million as the result of statute expirations, and included in the 2008 rate is a reversal of a tax reserve of approximately $0.4 million. Excluding the tax reserve reversal the Company’s effective tax rate was 38.7% in 2009. The higher rate in 2009 is primarily the result of a higher percentage of taxable income in the U.S. where corporate income taxes are typically higher.

Net income in the third quarter of 2009 increased 11.8% to $12.6 million compared to $11.3 million in the third quarter of 2008. Net income for the nine months ended September 30, 2009 declined 35.2% to $27.8 million compared to $42.9 million for the nine months ended September 30, 2008.  The decline in net income for the nine months ended September 30, 2009 year is the result of a slowdown in economic activity in all of the Company’s segments and geographies and the charges incurred, including the costs of winding down our Software Solutions segment. The Company has adjusted its cost structure and reduced headcount during the first nine months of 2009 and has implemented selected hiring freezes in certain business units as the result of general economic uncertainty worldwide. The Company will continue to monitor economic conditions and make further adjustments if necessary.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, fund capital expenditures, repurchase Company stock, fund special dividends declared by our Board of Directors and fund acquisitions. We rely principally upon operating cash flow to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

Selected liquidity data (in thousands):

	September 30, 2009	December 31, 2008	$ Change
Cash and cash equivalents	$102,117	$115,967	$(13,850)
Accounts receivable, net	$213,170	$182,532	$30,638
Inventories, net	$315,977	$290,594	$25,383
Prepaid expenses and other current assets	$17,852	$12,667	$5,185
Accounts payable	$302,097	$284,378	$17,719
Accrued expenses and other current liabilities	$82,125	$73,075	$9,050
Current portion of capitalized lease obligations	$951	$773	$178
Short term debt	$17,819	$—	$17,819
Working capital	$256,846	$253,092	$3,754

Our working capital increased in the first nine months of 2009 primarily as the result of the cash generated from net income for the period adjusted for non cash charges of approximately $14.1 million offset by the purchase of WStore, the purchase of certain CircuitCity.com assets, fixed asset purchases, and stock repurchases. The increase in inventory is the result of additional inventory needs as the result of the increased sales volume related to the acquisition of the Circuit City.com assets and to the opening of additional retail stores. The increase in accounts receivable and short term debt is related to the acquisition of WStore in the third quarter of 2009. Our inventory turnover remained consistent at 8.9 times on an annual basis. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

The decrease in cash provided by operations in the first nine months of 2009 compared to the first nine months of 2008 resulted from changes in our working capital accounts, which used $27.6 million in cash compared to $25.7 million used in 2008, primarily the result of an increase in inventories and a decrease in accounts payable, accrued expenses and other current liabilities. Cash generated from net income adjusted by other non-cash items provided $41.9 million for the nine months ended September 30, 2009 compared to $57.0 million provided by these items for the nine months ended September 30, 2008, primarily as a result of a lower net income in the first nine months of 2009.

Cash flows used in investing activities during the first nine months of 2009 were primarily for the CircuitCity.com acquisition and for capital expenditures relating to our information and communications systems hardware. The WStore acquisition (See Note 2) net of cash acquired provided approximately $0.9 million of cash. Cash flows used in investing activities during 2008 consisted primarily of funds used for the CompUSA acquisition and for expenditures in retail stores and information technology.

Net cash of $1.7 million was used in financing activities for the first nine months of 2009.  We repurchased $1.2 million of common stock and repaid $2.3 million of short term loans and received proceeds of $0.8 million for issuance of common stock, net of repurchases.  Proceeds and excess tax benefits from stock option exercises provided approximately $1.2 million of cash. In the first nine months of 2008, we repaid $4.0 million in short-term loans, repurchased Company stock of approximately $3.4 million and paid $37.1 million for a special dividend.  Proceeds from stock option exercises, net of repurchases and excess tax benefits, provided approximately $2.5 million of cash.

Under our $120.0 million (which may be increased up to $150.0 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of September 30, 2009, eligible collateral was $108.9 million and total availability was $96.8 million. There were outstanding letters of credit of $12.1 million and there were no outstanding advances as of September 30, 2009. Borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company; the Company’s shares of stock in its domestic subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of September 30, 2009.

The Company’s WStore Europe SA subsidiary (See Note 2) maintains a revolving credit agreement with a financial institution in France which is secured by WStore Europe SA accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of September 30, 2009 there was availability under this credit facility of approximately €3.4 million ($4.9 million) and there was €11.7 million ($17.1 million) of outstanding borrowings.

The Company’s WStore UK subsidiary (See Note 2) maintains a £2 million secured revolving credit agreement with a financial institution in the United Kingdom which is secured by WStore UK’s accounts receivable balances. Available amounts for borrowing under this facility includes accounts receivable balances less 30% retention. As of September 30, 2009 there was availability under this credit facility of approximately £0.8 million ($1.2 million) and approximately €0.5 million ($0.8 million) of outstanding borrowings.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at September 30, 2009 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

Our earnings and cash flows are seasonal in nature, with the first and fourth quarters of the fiscal year generating somewhat higher earnings and cash flows than the second and third quarters. Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales. Unusual expense items, such as one time charges and settlements, may impact earnings and are separately disclosed. We expect that past performance may not be indicative of future performance due to the competitive nature of our Technology Products segment where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have significant cash balances and minimal debt.

We anticipate cash needs to support our growth and expansion plans, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, opening of new retail stores, and in building out and expanding our distribution center facilities and inventory systems.  These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on the our earnings per share. In addition we anticipate cash needs for implementation of financial and retail point of sale systems and repurchase of our stock. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2009, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2009 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our credit facilities. As of September 30, 2009, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Kevin Vukson v. TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc.

On October 18, 2007, Kevin Vukson filed a national class action complaint in U.S. District Court against TigerDirect, Inc., OnRebate.com Inc. and Systemax Inc. on behalf of himself and all TigerDirect customers whose rebates were denied or delayed. (OnRebate.com Inc. is a rebate processing company owned by Systemax.).  Vukson’s complaint alleged that since 2004 Systemax, TigerDirect and OnRebate engaged in a conspiracy to engage in deceptive and unfair rebate practices.  Vukson alleged counts for violation of state consumer protection statutes, conspiracy, and unfair rebate practices. In February 2009, the Court dismissed Vukson’s complaint with leave to amend, but ordered that any amended complaint not include a request for punitive damages. Vukson then filed an amended complaint with no request for punitive damages, as ordered by the Court.  In June 2009, the Court dismissed three of Vukson’s four remaining claims with prejudice including claims under the Florida Deceptive and Unfair Trade Practice’s Act. Vukson (a resident of Texas) then amended the complaint to allege violations under the Texas consumer protection act. In August 2009, the Court dismissed Vukson’s amended complaint with prejudice.

State of Florida, Office of the Attorney General

On September 4, 2009 the Office of the Attorney General, Department of Legal Affairs for the State of Florida filed a lawsuit against OnRebate.com Inc, TigerDirect Inc. and Systemax Inc. in the Circuit Court of the Eleventh Judicial Court for Miami-Dade County, Florida alleging deceptive and unfair trade practices under Florida law relating to the offering and processing of customer rebates.  The lawsuit seeks injunctive relief, damages, civil penalties and other equitable relief.  The Company denies the allegations in the lawsuit and intends to vigorously defend the case.

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

SYSTEMAX INC.

Date: November 12, 2009	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer