Form 10-K
period 2009-12-31
SYSTEMAX INC
filed 2010-03-18
CIK 945114

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $117,681,986. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 5, 2010 was 36,457,941 shares.

Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2010 annual meeting of stockholders are incorporated by reference in Part III hereof.

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. Except for certain personal computer (“PC”) and related products that we assemble ourselves and sell on a private label basis, substantially all of our products are manufactured by other companies. Technology Products accounted for 94%, 92% and 92% of our net sales in 2009, 2008, and 2007, respectively.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis. ™. Industrial products accounted for 6%, 8% and 8% of our net sales in 2009, 2008, and 2007, respectively.

In June, 2009, the Company announced plans to exit the Software Solutions segment as the result of economic conditions and difficulties in marketing the segment’s products successfully (See Note 7 to the Consolidated Financial Statements included in Item 15 of this Form 10-K.). Our Software Solutions segment participated in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application. As of December 31, 2009, substantially all of the third party business activities of the Software Solutions segment had been ended.

See Note 10 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute part of the Company have been in business since 1949. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Recent Developments

On September 18, 2009, the Company acquired WStore Europe SA and its subsidiaries, (“WStore”), a European supplier of business IT products and software solutions with operations in France and the United Kingdom. The purchase price (after giving effect to the conversion of Euros to U.S. dollars) was approximately $4.4 million in cash, $2.2 million of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement. This acquisition expands the Company’s business in France and, to a lesser extent, the United Kingdom.

On April 5, 2009, the Company acquired certain intellectual property and ecommerce assets owned Circuit City Stores, Inc. and Circuit City Stores West Coast, Inc. (‘the Sellers”) for $14.0 million in cash. In addition, the Company will pay the Sellers a royalty based on a percentage of sales over a thirty month period dependent upon levels of sales achieved from the acquired assets, with a minimum payment of $3.0 million. This acquisition expands the Company’s ecommerce market.

Products

We offer hundreds of thousands of brand name and private label products. We endeavor to expand and keep current the breadth of our product offerings in order to fulfill the increasingly wide range of product needs of our customers.

Our computer product include desktops, laptops and notebooks and are primarily offerings of brand name original equipment manufacturers, as well as our own private label brands. Computer supplies and consumer electronics related products include supplies such as laser printer toner cartridges and ink jet printer cartridges; media such as flash memory, recordable disks and magnetic tape cartridges; peripherals such as hard disks, CD-ROM and DVD drives, printers and scanners; memory upgrades; data communication and networking equipment; monitors; digital cameras; plasma and LCD TVs; MP3 and DVD players; PDAs; and packaged software.

We assemble our private label PCs in our ISO-9001:2000 certified facility in Fletcher, Ohio.  We purchase components and subassemblies from suppliers in the United States as well as overseas. Certain parts and components for our PCs are obtained from a limited group of suppliers.  We also utilize licensed technology and computer software in the assembly of our PCs. For a discussion of risks associated with these licenses and suppliers, see Item 1A, Risk Factors.

Our industrial products include material handling equipment, storage and shelving equipment, work benches, packaging supplies, furniture and office products, food service equipment and supplies, janitorial and maintenance supplies, HVAC, electrical and plumbing supplies and consumable industrial products such as first aid items, safety items, protective clothing and OSHA compliance items.

Sales and Marketing

We market our products to both individual consumers and business customers. Our business customers include for-profit businesses, educational organizations and government entities. We have developed numerous proprietary customer and prospect databases.

We continue to have strong growth in sales to individual consumers, through e-commerce means and retail stores. To reach our individual consumer audience, we use online methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in the most cost-effective manner. We combine our use of e-commerce initiatives with catalog mailings, which generate online orders and calls to inbound sales representatives. These sales representatives use our information systems to fulfill orders and explore additional customer product needs. Sales to individual consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales. We have also successfully increased our sales to individual consumers by using retail outlet stores. Over the past several years, the Company has expanded its brick and mortar retail operations through the CompUSA acquisition and by opening new stores.

We have established a multi-faceted direct marketing system to business customers, consisting primarily of our relationship marketers, catalog mailings and proprietary internet websites, the combination of which is designed to maximize sales. Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain, our relationship marketers are prompted with product suggestions to expand customer order values. In certain countries, we also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by frequent catalog mailings and e-mail campaigns, both of which are designed to generate inbound telephone sales, and our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of our multiple marketing methods enables us to more thoroughly penetrate our business, educational and government customer base. We believe increased internet exposure leads to more internet-related sales and also generates more inbound telephone sales; just as we believe catalog mailings and email campaigns which feature our websites results in greater internet-related sales.

E-commerce

The worldwide growth in active internet users has made e-commerce a significant opportunity for sales growth.

The increase in our internet-related sales enables us to leverage our advertising spending. We currently operate multiple e-commerce sites, including:

North America	Europe

www.tigerdirect.com	www.misco.co.uk
www.compusa.com	www.misco.de
www.circuitcity.com	www.misco.fr
www.compusagoved.com	www.misco.nl
www.compusabusiness.com	www.misco.it
www.tigerdirect.ca	www.misco.es
www.infotelusa.com	www.misco.se
www.globalcomputer.com	www.misco.at
www.globalgoved.com	www.misco.ch
www.systemaxpc.com	www.misco.be
www.dealopro.com
www.globalindustrial.com	www.misco.ie
www.wstore.co.uk
www.inmac-wstore.com
www.wstore.fr
www.inmac-wstore.eu
www.inmac-wstore.fr
www.inmac.com
www.dealopro.com
www.dealopro.fr

We are continually upgrading the capabilities and performance of these websites. Our internet sites feature on-line catalogs of hundreds of thousands of products, allowing us to offer a wider variety of computer and industrial products than our printed catalogs.  Our customers have around-the-clock, on-line access to purchase products and we have the ability to create targeted promotions for our customers’ interests. Many of our internet sites also permit customers to purchase “build to order” PCs configured to their own specifications.

In addition to our own e-commerce websites, we have partnering agreements with several of the largest internet shopping and search engine providers who feature our products on their websites or provide “click-throughs” from their sites directly to ours. These arrangements allow us to expand our customer base at an economical cost.

Catalogs

We currently produce a total of 15 full-line and targeted specialty catalogs in North America and Europe under distinct titles. Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Global Computer Supplies™, CompUSA, TigerDirect.ca™, Misco®, Global Industrial™, ArrowStar™ and Nexel™.  Full-line computer product catalogs offer products such as PCs, notebooks, peripherals, computer components, magnetic media, data communication, networking and power protection equipment, ergonomic accessories, furniture and software. Full-line industrial product catalogs offer products such as material handling products and industrial supplies. Specialty catalogs contain more focused product offerings and are targeted to individuals most likely to purchase from such catalogs. We mail catalogs to both businesses and individual consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-entry. Our in-house staff designs all of our catalogs, which reduces overall catalog expense and shortens catalog production time. . Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies of scale in catalog production.

With increased focus on internet advertising, the distribution of our catalogs decreased to 46 million in 2009, which was 26.9% less than in the prior year. In 2009, we mailed approximately 38 million catalogs in North America, a 18.5% decrease from last year and approximately 8 million catalogs in Europe, or 51.3% fewer than 2008.

Customer Service, Order Fulfillment and Support

We receive orders through the internet, by telephone, electronic data interchange and by fax. We generally provide toll-free telephone number access for our customers in countries where it is customary. Certain domestic call centers are linked to provide telephone backup in the event of a disruption in phone service.

Certain of our products are carried in stock, and orders for such products are fulfilled on a timely basis directly from our distribution centers, typically within one the day of the order. We operate out of multiple sales and distribution facilities in North America and Europe. Orders are generally shipped by third-party delivery services. We maintain relationships with a number of large distributors in North America and Europe that also deliver products directly to our customers.

We provide extensive technical telephone support to our private label PC customers.  We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. In 2009, one vendor accounted for 12.0% of our purchases and another vendor accounted for 11.3% of our purchases. One vendor accounted for 12.0% and 14.4% of our purchases in 2008 and 2007, respectively. The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

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

Timely introduction of new products or product features are critical elements to remaining competitive. Other competitive factors include product performance, quality and reliability, technical support and customer service, marketing and distribution and price. Some of our competitors have stronger brand-

recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than us.  Additionally, our results could also be adversely affected should we be unable to maintain our technological and marketing arrangements with other companies, such as Microsoft®, Intel® and Advanced Micro Devices®.

With conditions in the market for technology products remaining highly competitive, reductions in retail prices, as we experienced in 2009, would adversely affect our revenues and profits. Additionally, we rely in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability. There is no assurance that the rapid rate of such technological advances and product development will continue.

Current economic conditions raise additional factors as the loss of consumer confidence in the Company’s markets could result in a decrease of spending in the categories of products we sell.   It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity and create shortages of product.

Industrial Products

The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets. We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. Many high volume purchasers, however, utilize catalog distributors as their first source of product. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service and convenience.  We believe that direct marketing via sales representatives, catalog and the internet are effective and convenient distribution methods to reach mid-sized facilities that place many small orders and require a wide selection of products. In addition, because the industrial products market is highly fragmented and generally less brand oriented, it is well suited to private label products.

Software Solutions

In June 2009, the Company announced plans to exit the Software Solutions segment as the result of economic conditions and difficulties in marketing the segment’s products successfully (See Note 7 to the Consolidated Financial Statements included in Item 15 of this Form 10-K). Our Software Solutions segment participated in the emerging market for on-demand, web-based business software applications through the marketing of our PCS ProfitCenter Software™ application. As of December 31, 2009 substantially all of the third party business activities of the Software Solutions segments had been ended.

Employees

As of December 31, 2009, we employed a total of approximately 5,000 employees, of whom 3,500 were in North America and 1,500 were in Europe.

Seasonality

As the Company’s consumer channel sales have grown significantly in the past few years, the fourth quarter has represented a greater portion of annual sales than historically. Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months.  See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations; Seasonality.

Environmental Matters

Under various national, state and local environmental laws and regulations in North America and Western Europe, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. We lease most of our facilities. In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although we have not been notified of, and are not otherwise aware of, any material real property environmental liability, claim or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with real property environmental matters in the future.

Financial Information About Foreign and Domestic Operations

We conduct our business in North America (the United States, Puerto Rico and Canada) and Europe.  Approximately 33.5%, 37.9% and 39.7% of our net sales during 2009, 2008 and 2007, respectively were made by subsidiaries located outside of the United States. For information pertaining to our international operations, see Note 10, “Segment and Related Information,” to the Consolidated Financial Statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations in those two geographic markets (in thousands):

	North America	Europe	Total
2009
Net sales	$2,317,475	$848,520	$3,165,995
Operating income	$62,070	$11,321	$73,391
Identifiable assets	$591,990	$224,911	$816,901

2008
Net sales	$2,092,372	$940,589	$3,032,961
Operating income	$62,268	$21,099	$83,367
Identifiable assets	$552,459	$149,994	$702,453

2007
Net sales	$1,847,477	$932,398	$2,779,875
Operating income	$82,365	$11,577	$93,942
Identifiable assets	$488,761	$185,110	$673,871

See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, for further information with respect to our operations.

Available Information

We maintain an internet website at www.systemax.com. We file reports with the Securities and Exchange Commission and make available free of charge on or through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports.  These are available as soon as is reasonably practicable after they are filed with the SEC.  All reports mentioned above are also available from the SEC’s website (www.sec.gov). The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

•                  Charter for the Audit Committee of the Board of Directors

•                  Charter for the Compensation Committee of the Board of Directors

•                  Charter for the Nominating/Corporate Governance Committee of the Board of Directors

•                  Corporate Governance Guidelines and Principles

In accordance with the listing standards of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company website (www.systemax.com).

Item 1A. Risk Factors.

There are a number of factors and variables described below that may affect our future results of operations and financial condition. Other factors of which we are currently not aware or that we currently deem immaterial may also affect our results of operations and financial position.

Risks Related to the Economy and Our Industries

•                  General economic conditions, such as decreased consumer confidence and spending, reductions in manufacturing capacity, and inflation could result in our failure to achieve our historical sales growth rates and profit levels.

Current economic conditions may cause the loss of consumer confidence in the Company’s markets which may result in a decrease of spending in the categories of products we sell. With conditions in the market for technology products remaining highly competitive, reductions in our retail prices, as we experienced in 2009, would adversely affect our revenues and profits.  It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity or allocations to their customers creating shortages of product. Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism. Our consolidated results of operations are directly affected by economic conditions in North America and Europe. We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and maintain our margins, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect our sales, prices and profitability as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

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

•                  The markets for our products and services are extremely competitive and if we are unable to successfully respond to our competitors’ strategies our sales and gross margins will be adversely affected.

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

In most cases our products compete directly with those offered by other manufacturers and distributors. If any of our competitors were to develop products or services that are more cost-effective or technically superior, demand for our product offerings could decrease.

Our gross margins are also dependent on the mix of products we sell and could be adversely affected by a continuation of our customers’ shift to lower-priced products.

•                  State sales tax laws may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws do not require us to do so.  This could reduce demand for our products in such states and could result in us having substantial tax liabilities for past sales.

Our United States subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence or in which we believe nexus exists which obligates us to collect sales tax. Other states may, from time to time, claim that we have state-related activities constituting a sufficient nexus to require such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence.  Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents. We rely on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier.  We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all e-commerce and/or direct mail transactions. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.

•                  Events such as acts of war or terrorism, natural disasters, changes in law, or large losses could adversely affect our insurance coverage and insurance expense, resulting in an adverse affect on our profitability and financial condition.

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

•                  Changes in accounting standards or practices, as well as new accounting pronouncements or interpretations, may require us to account for and report our financial results in a different manner in the future, which may be less favorable than the manner used historically.

A change in accounting standards or practices can have a significant effect on our reported    results of operations. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. Changes to existing rules may adversely affect our reported financial results.

Risks Related to Our Company

•                  We rely to a great extent on our information and telecommunications systems, and significant system failures or outages, or our failure to properly evaluate, upgrade or replace our systems, or the failure of our security/safety measures to protect our systems and websites, could have an adverse affect on our results of operations.

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

Our information systems networks, including our websites, and applications could be adversely affected by viruses or worms and may be vulnerable to malicious acts such as hacking. The availability and efficiency of sales via our websites could also be adversely affected by “denial of service” attacks and other unfair competitive practices.    Although we take preventive measures, these procedures may not be sufficient to avoid harm to our operations, which could have an adverse effect on our results of operations.

•                  We rely on third party suppliers for most of our products and services. The loss or interruption of these relationships could impact our sales volumes, the levels of inventory we must carry, and/or result in sales delays and/or higher inventory costs from new suppliers.  Coop advertising and other sales incentives provided by our suppliers could decrease in the future thereby increasing our expenses and adversely affecting our results of operations and cash flows.

We purchase substantially all of our computer products from major distributors and directly from large manufacturers who may deliver those products directly to our customers. These relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory.  The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

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

The acquisition of certain assets of CompUSA, CircuitCity and the purchase of the stock of WStore Europe SA resulted in the recording of significant intangible assets and or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired we may be required to record a significant charge to earnings in the period during which the impairment is discovered.

•                  Our substantial international operations are subject to risks such as fluctuations in currency rates (which can adversely impact foreign revenues and profits when translated to US Dollars), foreign regulatory requirements, political uncertainty and the management of our growing international operations.

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

•                  Changes in a country’s economic or political conditions

•                  Changes in foreign currency exchange rates

•                  Difficulties with staffing and managing international operations

•                  Unexpected changes in regulatory requirements

For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales (Europe, Canada and Puerto Rico) accounted for approximately 33.5% of our revenue during 2009.  To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

•                  We are exposed to various inventory risks, such as  being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors; such events could lower our gross margins or result in inventory write-downs that would reduce reported future earnings.

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

•                  If we fail to observe certain restrictions and covenants under our credit facilities the lenders could refuse to waive such default, terminate the credit facility and demand immediate repayment, which would adversely affect our cash position and materially adversely affect our operations.

Our United States/United Kingdom combined revolving credit agreement contains covenants restricting or limiting our ability to, among other things:

•                  incur additional debt

•                  create or permit liens on assets

•                  make capital expenditures or investments

•                  pay dividends

If we fail to comply with the covenants and other requirements set forth in the credit agreement, we would be in default and would need to negotiate a waiver agreement with the lenders. Failure to agree on such a waiver could result in the lenders terminating the credit agreement and demanding repayment of any outstanding borrowings, which could adversely affect our cash position and adversely affect the availability of financing to us, which could materially impact our operations.

•                  We have experienced rapid growth in retail stores in North America and to maintain their profitability we must effectively manage our growth and cost structure, such as inventory needs, point of sales systems, personnel and lease expense.

We have 34 retail stores in North America at December 31 2009, a significant increase over 2008. The Company needs to effectively manage its cost structure in order to maintain profitability including the additional inventory needs, retail point of sales IT systems, retail personnel and leased facilities. Future growth in retail will also be dependent on the ability to attract customers and build brand loyalty. The retail computer and consumer electronics business is highly competitive and has narrow gross margins. If we fail to manage our growth and cost structure while maintaining high levels of service and meeting competitive pressures adequately, our business plan  may not be achieved and may lead to reduced profitability.

•                  The failure to timely and satisfactorily process manufacturers’ and our own rebate programs could negatively impact our customer satisfaction levels.

Similar to other companies in the technology products industry, we advertise manufacturers’ mail-in rebates on many products we sell and, in some cases, offer our own rebates. These   rebates are processed through third party vendors and in house. If these rebates are not processed in a timely and satisfactory manner by either third party vendors or our in house operations, our reputation in the marketplace could be negatively impacted.  See Item 3, Legal Proceedings.

•                  We may be unable to reduce prices in reaction to competitive pressures, or implement cost reductions or new product line expansion to address gross profit and operating margin pressures; failure to mitigate these pressures could adversely affect our operating results and financial condition.

The computer and consumer electronics industry is highly price competitive and gross profit margins are narrow and variable. The Company’s ability to further reduce prices in reaction to competitive pressure is limited. Additionally, gross margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and or price protection programs, product return rights, and product mix. Pricing pressure continued to be prevalent in 2009 as a result of the significant decline in economic activity in the markets we serve and we expect this to continue during this or any period of sustained economic decline. We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines. If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

•                We depend on bank credit facilities to address our working capital and cash flow needs from time to time, and if we are unable to renew or replace these facilities, or borrowing capacity were to be reduced our liquidity and capital resources may be adversely affected.

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

We would be exposed to liability, including substantial fines and penalties and, in extreme cases, loss of our ability to accept credit cards, in the event our privacy and data security policies and procedures are inadequate to prevent security breaches of our consumer personal information and credit card information records.

In processing our sales orders we often collect personal information and credit card information from our customers. The Company has privacy and data security policies in place which are designed to prevent security breaches, however, if a third party or a rogue employee or employees are able to bypass our network security or otherwise compromise our customers’ personal information or credit card information, we could be subject to liability. This liability may include claims for identity theft, unauthorized purchases, claims alleging misrepresentation of our privacy and data security practices or other related claims. Further, the Company has not yet achieved full compliance with the Payment Card Industry (“PCI”) security standards. Without full compliance any breach involving the loss of credit card information may lead to PCI related fines of up to $500,000. In the event of a severe breach credit card providers may prevent the accepting of credit cards. Any such liability related to the aforementioned risks could lead to reduced profitability and damage our brand(s) and or reputation.

•                  Sales to individual customers expose us to credit card fraud, which impacts our operations.  If we fail to adequately protect ourselves from credit card fraud, our operations could be adversely impacted.

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

•                  Our profitability can be adversely affected by increases in our income tax exposure due to, among other things, changes in the mix of U.S. and non-U.S. revenues and earnings, changes in tax rates or laws, changes in our effective tax rate due to changes in the mix of earnings among different countries and changes in valuation of our deferred tax assets and liabilities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate our business from numerous facilities in North America and Europe.  These facilities include our headquarters location, administrative offices, telephone call centers, distribution centers, computer assembly and retail stores.  Certain facilities handle multiple functions.  Most of our facilities are leased; certain are owned by the Company.

North America

As of December 31, 2009 we have 6 distribution centers in North America which aggregate approximately 1.2 million square feet, all of which are leased.  Our headquarters, administrative offices and call centers aggregate approximately 250,000 square feet, all of which are leased.  Our computer assembly facility is 297,000 square feet and is owned by the Company.

The following table summarizes the geographic location of our North America stores at the end of 2009:

Location	Stores Open – 12/31/08	Store Openings	Stores Open – 12/31/09
Delaware	—	1	1
Florida	15	3	18
Illinois	3	—	3
North Carolina	2	—	2
Puerto Rico	1	—	1
Texas	3	1	4
Ontario, Canada	5	—	5
	29	5	34

All of our retail stores are leased.  The retail stores average 21,700 square feet.

Europe

As of December 31, 2009 we have 7 distribution centers in Europe which aggregate approximately 300,000 square feet.  Six of these, aggregating approximately 224,000 square feet, are leased; one distribution center of approximately 76,000 square feet is owned by the Company.  Our administrative offices and call centers aggregate approximately 254,000 square feet, of which 176,000 square feet are leased and 78,000 square feet are owned by the Company.

Please refer to Note 10 to the Consolidated Financial Statements for additional information about leased properties.

Item 3. Legal Proceedings.

State of Florida, Office of the Attorney General

On September 4, 2009, the Office of the Attorney General, Department of Legal Affairs for the State of Florida filed a lawsuit against OnRebate.com Inc, TigerDirect Inc. and Systemax Inc. in the Circuit Court of the Eleventh Judicial Court for Miami-Dade County, Florida alleging deceptive and unfair trade practices under Florida law relating to the offering and processing of customer rebates.  The lawsuit seeks injunctive relief, damages, civil penalties and other equitable relief.  The Company denies the allegations in the lawsuit and intends to vigorously defend the case.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Systemax common stock is traded on the NYSE Euronext Exchange under the symbol “SYX.”  The following table sets forth the high and low closing sales price of our common stock as reported on the New York Stock Exchange for the periods indicated.

	High	Low
2009
First Quarter	$14.19	$9.12
Second Quarter	17.30	11.25
Third Quarter	14.29	11.34
Fourth Quarter	16.46	12.00

2008
First Quarter	$20.32	$9.01
Second Quarter	20.89	12.06
Third Quarter	18.43	14.04
Fourth Quarter	15.10	8.75

On January 2, 2010, the last reported sale price of our common stock on the New York Stock Exchange was $15.71 per share.  As of January 2, 2010, we had 215 shareholders of record.

On November 16, 2009, the Company’s Board of Directors declared a special dividend of $.75 per share payable on December 15, 2009 to shareholders of record on December 1, 2009. This special dividend is the third dividend we have paid since our initial public offering. Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we may decide to declare another special dividend in the future.

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

In May 2008, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. During 2009 the Company repurchased 98,934 common shares. Details of all repurchases are as follows:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 2008	228,401	$15.04	228,401	1,771,599
December 2008	246,900	$9.67	475,301	1,524,699
March 2009	32,444	$11.63	507,745	1,492,255
May 2009	29,200	$12.02	536,945	1,463,055
June 2009	37,290	$11.97	574,235	1,425,765

Total	574,235	$12.19

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2010 annual meeting of shareholders and is incorporated by reference herein.

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. The selected statement of operations data for fiscal years 2009, 2008 and 2007 and the selected balance sheet data as of December 2009 and 2008 are derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 2007, 2006 and 2005 and the selected statement of operations data for fiscal years 2006 and 2005 are derived from the audited consolidated financial statements of the Company which are not included in this report.

	Years Ended December 31,
	(In millions, except per share data)
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$3,166.0	$3,033.0	$2,779.9	$2,345.2	$2,115.5
Gross profit	$460.2	$458.6	$426.3	$342.9	$307.3
Operating income	$73.4	$83.4	$93.9	$60.7	$37.2
Net income	$46.2	$52.8	$69.5	$45.1	$11.4
Per Share Amounts:
Net income — diluted (1)	$1.24	$1.40	$1.84	$1.22	$.31
Weighted average common shares — diluted	37.3	37.7	37.8	36.9	36.5
Cash dividends declared per common share	$.75	$1.00	$1.00	$—	$—
Balance Sheet Data:
Working capital	$250.1	$253.1	$274.4	$229.4	$169.8
Total assets	$816.9	$702.5	$677.6	$584.1	$504.5
Long-term debt, excluding current portion	$1.2	$1.4	$.3	$.5	$8.0
Shareholders’ equity	$364.7	$334.0	$335.8	$289.5	$232.8

(1)  previous years have been restated in accordance with accounting guidance concerning participating securities

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in three reportable business segments — Technology Products, Industrial Products and Software Solutions.

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe. Except for certain PC and related products that we assemble ourselves and sell on a private label basis, substantially all of our products are manufactured by other companies.  We also sell private label brands.  Technology products accounted for 94%, 92% and 92% of our net sales in 2009, 2008 and 2007, respectively.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment, and consumable industrial items which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 6%, 8% and 8%, of our net sales in 2009, 2008 and 2007, respectively.  In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

The Company announced plans to exit the Software Solutions segment during the second quarter of 2009 as a result of economic conditions and difficulties in marketing the segment’s products successfully. (See Note 7 to the Consolidated Financial Statements included in Item 15 of this Form 10-K).  As of December 31, 2009 substantially all of the third party business activities of the Software Solutions segments had been ended. See Note 10 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

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

During the third quarter of 2009, the Company acquired WStore Europe SA and its subsidiaries, (“WStore”), a European supplier of business IT products and software solutions with operations in France and the United Kingdom for approximately $4.4 million in cash (see “Financial Condition, Liquidity and Capital Resources” and Note 2 to the Consolidated Financial Statements included in Item 15 of this Form 10-K).

During the second quarter of 2009, the Company purchased certain intellectual property and ecommerce assets owned by Circuit City Stores, Inc. and Circuit City Stores West Coast, Inc for $14.0 million in cash plus a sales-based royalty over 30 months (See Note 2 to the Consolidated Financial Statements included in Item 15 of this Form 10-K).

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 15 of this Form 10-K.  Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ from those estimates.  These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented. We identify below a number of policies that entail significant judgments or estimates.  Actual results may differ from these estimates under different conditions or assumptions.

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

Allowance for Doubtful Accounts Receivable. We record an allowance for doubtful accounts to reflect our estimate of the collectibility of our trade accounts receivable. We evaluate the collectibility of accounts receivable based on a combination of factors, including an analysis of the age of customer accounts and our historical experience with accounts receivable write-offs. The analysis also includes the financial condition of a specific customer or industry, and general economic conditions.  In circumstances where we are aware of customer charge-backs or a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts applicable to amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected is recorded. In those situations with ongoing discussions, the amount of bad debt recognized is based on the status of the discussions. While bad debt allowances have been within expectations and the provisions established, there can be no guarantee that we will continue to experience the same allowance rate we have in the past.

Inventory valuation.  We value our inventories at the lower of cost or market, cost being determined on the first-in, first-out method except in Europe and retail locations where an average cost is used. Excess and obsolete or unmarketable merchandise are written down based on historical experience, assumptions about future product demand and market conditions. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past.

Goodwill and Intangible Assets. We apply the provisions of relevant accounting guidance in our valuation of goodwill, trademarks, domain names, client lists and other intangible assets. Relevant accounting guidance requires that goodwill and indefinite lived intangibles be reviewed at least annually for impairment or more frequently if indicators of impairment exist. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value.

Long-lived Assets. Management exercises judgment in evaluating our long-lived assets for impairment and in their depreciation and amortization methods and lives. We believe we will generate sufficient undiscounted cash flow to more than recover the investments made in property, plant and equipment. Our estimates of future cash flows involve assumptions concerning future operating performance and economic conditions.  While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

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

Since we conduct operations in numerous US states and internationally, our effective tax rate depends upon the geographic distribution of our pre-tax income or losses among locations with varying tax rates and rules. As the geographic mix of our pre-tax results among various tax jurisdictions changes, the effective tax rate may vary from period to period. We are also subject to periodic examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We have established, and periodically reevaluate, an estimated income tax reserve on our consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While management believes that we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved.

We recognize deferred tax assets and liabilities for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and for tax loss carry forwards. The realization of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Where it is more likely than not that some portion or the entire deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be required, which could materially affect our consolidated financial position and results of operations.

Restructuring charges.  We have taken restructuring actions in the past and could in the future commence further restructuring activities which result in recognition of restructuring charges if events make it necessary. These actions require management to make judgments and utilize significant estimates regarding the nature, timing and amounts of costs associated with the activity. When we incur a liability related to a restructuring action, we estimate and record all appropriate expenses, including expenses for severance and other employee separation costs, facility consolidation costs (including estimates of sublease income), lease cancellations, asset impairments and any other exit costs. Should the actual amounts differ from our estimates; the amount of the restructuring charges could be impacted, which could materially affect our consolidated financial position and results of operations.

Recently Adopted and Newly Issued Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). These authorities issue numerous pronouncements, most of which are not applicable to the Company’s current or reasonably foreseeable operating structure. Below are the new authoritative pronouncements that management believes are relevant to the Company’s current operations.

In October 2009, the FASB issued amended guidance related to revenue recognition in multiple-deliverable revenue arrangements and certain arrangements that include software elements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement to all of the deliverables based upon the relative selling prices of the delivered goods and services  The FASB also issued a new accounting standard in October 2009, which changes revenue recognition for tangible products containing software and hardware elements. Under this standard, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, of the adoption of this standard on our consolidated financial position and results of operations.

Effective January 1, 2009, the Company adopted authoritative guidance that establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. This guidance is applied prospectively for all business combinations entered into after the date of adoption. In the third quarter of 2009 the Company expensed approximately $0.8 million of costs that would have been capitalized under previous guidance.

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

Highlights from 2009

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•                  Sales increase of 4.4% to $3.2 billion in 2009 over 2008.

•                  Completed CircuitCity.com asset purchase and WStore Europe SA and Subsidiaries (“WStore”) stock purchase.

•                  Opened five new retail stores.

•                  Exited unprofitable Software Solutions segment.

•                  Diluted earnings per share declined to $1.24 from $1.40 in 2008.

•                  Movements in exchange rates negatively impacted European and Canadian sales by approximately $103.6 million and $17.3 million, respectively.

•                  52 weeks in 2009 and 2007 vs. 53 weeks in 2008.

Results of Operations

Key Performance Indicators (in thousands):

	Years Ended December 31,
	2009	2008	% Change	2008	2007	% Change
Net sales by segment:
Technology products	$2,967,896	$2,795,441	6.2%	$2,795,441	$2,553,716	9.5%
Industrial products	196,129	237,027	(17.3)%	237,027	225,746	5.0%
Software solutions	1,970	493	299.6%	493	413	19.4%
Total net sales	$3,165,995	$3,032,961	4.4%	$3,032,961	$2,779,875	9.1%
Net sales by geography:
North America	$2,317,475	$2,092,372	10.8%	$2,092,372	$1,847,477	13.3%
Europe	848,520	940,589	(9.8)%	940,589	932,398.9%
Total net sales	$3,165,995	$3,032,961	4.4%	$3,032,961	$2,779,875	9.1%
Consolidated gross profit	$460,248	$458,559.4%		$458,559	$426,301	7.6%
Consolidated gross margin	14.5%	15.1%	(.6)%	15.1%	15.3%	(.2)%
Consolidated selling, general and administrative costs	$386,857	$375,192	3.1%	$375,192	$332,359	12.9%
Consolidated selling, general and administrative costs as % of sales	12.2%	12.4%	(.2)%	12.4%	12.0%	.4%
Operating income (loss) by segment:
Technology products	$87,127	$96,177	(9.4)%	$96,177	$100,958	(4.7)%
Industrial products	15,415	24,621	(37.4)%	24,621	20,595	19.5%
Software solutions	(6,457)	(17,948)	64.0%	(17,948)	(15,813)	(13.5)%
Consolidated operating income	$73,391	$83,367	(12.0)%	$83,367	$93,942	(11.3)%
Operating margin by segment:
Technology products	2.7%	3.2%	(.5)%	3.2%	3.6%	(.4)%
Industrial products	.5%	.8%	(.3)%	.8%	.7%	.1%
Software solutions	(.2)%	(.6)%	.4%	(.6)%	(.6)%	—
Consolidated operating margin	2.3%	2.7%	(.4)%	2.7%	3.4%	(.7)%
Effective income tax rate	36.8%	36.9%	(.1)%	36.9%	30.5%	6.4%
Net income	$46,185	$52,843	(12.6)%	$52,843	$69,481	(23.9)%
Net margin	1.5%	1.7%	(.2)%	1.7%	2.5%	(.8)%

NET SALES

SEGMENTS:

The growth in Technology products sales in 2009 is attributable to increased retail and internet sales in the consumer channel, opening 5 retail stores and the two acquisitions completed during 2009. Sales attributable to Circuit City and WStore Europe SA and subsidiaries (acquired in the second and third quarters of 2009, respectively) totaled approximately $131.1 million for the year. On a constant currency basis, translating 2009 foreign results at 2008 exchange rates, sales would have grown 10.5%. or $120.9 million. Adjusting for the impact of the number of weeks, Technology products sales increased 8.3% for the year.

North American technology products sales increased 14.3% in 2009 compared to 2008 benefiting from the opening of 5 retail stores and the Circuit City acquisition which contributed $67.3 million in sales. On a constant currency basis, translating 2009 Other North America results at 2008 exchange rates, North American technology products sales would have grown to 15.2%. The movement in the exchange rates negatively impacted sales by approximately $17.3 million. Adjusting for the impact of the number of weeks, North American technology products sales increased 16.7%.

European technology products sales declined 9.8% to $848.5 million as the result of slower business to business sales. The trend of declining sales in Europe is expected to reverse as global economic conditions improve and as a result of the WStore acquisition. Sales attributable to the WStore acquisition totaled approximately $63.8 million in 2009. On a constant currency basis, translating 2009 foreign results at 2008 exchange rates, European sales would have increased 1.2%. The movement in foreign exchange rates accounted for $103.6 million of the revenue decline in Europe for the year. Adjusting for the impact of the number of weeks, European sales would have declined 8.3%.

The decline in Industrial products sales is attributable to the slowdown in business to business economic activity which started in the second half of 2008 and continued into 2009. Adjusting for the impact of the number of weeks, Industrial products sales decreased 15.9%. The Company has implemented strategies to improve sales growth such as expanding its product offerings and launching an improved customer website.

The Company announced plans to exit its Software solutions segment during the second quarter of 2009. As of December 31, 2009 substantially all of the third party business activities of ProfitCenter Software had ended.

GEOGRAPHIES:

North American sales increased 10.8% to $2.3 billion compared to 2008. North American sales benefited from increased retail and internet sales in the consumer channel, opening 5 retail stores and the Circuit City acquisition, which contributed $67.3 million of sales offset by the declining sales in the Industrial products segment.  On a constant currency basis, translating 2009 Other North America results at 2008 exchange rates, North American sales would have grown to 11.6%. The movement in the exchange rates negatively impacted sales by approximately $17.3 million. Adjusting for the impact of the number of weeks, North American sales increased 13.1%.

European technology products sales declined 9.8% to $848.5 million. On a constant currency basis, European sales would have increased 1.2%. Sales attributable to the WStore acquisition totaled approximately $63.8 million for the year. Movement in foreign exchange rates accounted for $103.6 million of the sales decline in Europe for the year. The trend of declining sales in Europe is expected to reverse as global economic conditions improve and as a result of the WStore acquisition.

Worldwide consumer-channel revenue, defined as revenues from retail stores, consumer websites, inbound call centers and, shopping channels, were $1.8 billion compared to $1.6 billion in the same period in 2008, an increase of 12.2%. Growth was driven primarily by volume increases in computers, including laptops and netbooks and consumer electronics, including televisions. Worldwide business to business channel sales were $1.3 billion for 2009 compared to $1.4 billion in the prior year, a 4.9% decrease. Worldwide business to business sales declined as the result of the global economic slowdown. The acquisition of WStore in September 2009 partially offset the decline.

2008 vs. 2007:

Sales increased in all reporting business segments and in both geographies during 2008 over 2007. The growth in Technology Products sales increase was driven by increased internet and retail store sales as the result of the acquisition of the CompUSA. The growth in Industrial Products sales resulted from the Company increasing its market share through aggressive acquisition of customers via web and catalog advertising.  Sales attributable to CompUSA web and retail were $226.3 million for the year. In Europe sales increased .9% compared to 2007. Movements in foreign exchange rates positively impacted the European sales comparison by approximately $13 million for the year. Excluding exchange rate benefits, European sales would have been flat year over year. Sales in Canada (Other North America) increased by 13.9% compared to the prior year. Excluding exchange rate benefits, sales would have increased 10.9% for the year. As in the United States, sales slowed in the second half of 2008 in Europe and Canada for both consumer and business to business sales as the result of a slowdown in economic activity. Sales in the Software Solutions segment were not material in 2008 and 2007. The Company reorganized this segment in the fourth quarter of 2008 which resulted in a charge to earnings of approximately $1.7 million.

GROSS MARGIN

Consolidated gross margin declined in 2009.as the Company lowered certain product prices and offered freight incentives in order to maintain and grow market share and to respond to competitive pricing pressures that started in 2008. Additionally, consolidated gross margin has been impacted by a shift in mix, as higher margin Industrial Products accounted for a smaller percentage of consolidated revenues than in previous years. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

Consolidated gross margin declined during 2008 over 2007 due primarily to competitive pricing pressures in the Technology Products segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased in 2009 over 2008 primarily as a result of the increased sales volume, facility and other operating costs related to opening additional retail stores, costs related to winding down the Software Solutions segment and costs related to the WStore acquisition. Significant expense increases include approximately $7.8 million in charges for severance costs, litigation and contractual lease terminations of which approximately $2.9 million of winding down costs related to Software Solutions segment, $4.3 million of increased credit card fees, and $1.8 million of increased consulting services primarily incurred for new software implementation offset by savings in other various expenses. Also included in 2009 is a gain of approximately $1.8 million from a lawsuit that was settled favorably.

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

OPERATING MARGIN

Technology products operating margin decreased in 2009 compared to 2008 due to decline in business to business sales as the result of the global economic slowdown, price promotions and freight discounts offered during the year and costs related to the WStore acquisition.

Industrial products operating margin decreased in 2009 compared to 2008 due to the slowdown in sales coupled with additional information technology staffing and other costs for the support of new products added and the newly launched e-commerce website.

Software solutions segment operating margin increased due to revenue recognized from contract terminations. This segment has been winding down operations since the second quarter of 2009.

Corporate and other expenses operating costs increased 16.5% in 2009 as compared to 2008 due to increased expenses for new software implementation, acquisition related costs and additional staffing and overhead costs to support the growth in the Company’s business.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

Interest expense was $.9 million, $.3 million, and $1.0 million in 2009, 2008 and 2007, respectively. The interest expense increase in 2009 compared to 2008 is primarily attributable to the WStore acquisition assumed short term debt and interest on capital lease obligations. Interest expense decreased in 2008 and 2007 as a result of decreased short-term borrowings in the Company’s subsidiaries in the United Kingdom and the Netherlands. Interest and other income, net was $.8 million, $2.0 million, and $5.5 million in 2009, 2008 and 2007, respectively.

INCOME TAXES

The Company’s effective tax rate was 36.8% in 2009 flat as compared to 36.9% in 2008. Included in the 2009 rate was a reversal of tax reserves of approximately $0.9 million, as a result of statute expirations. If excluded, the Company’s effective tax rate would have been 38.4%. The higher tax rate in 2009 is primarily attributed to a higher percentage of taxable income in countries that have higher corporate tax rates. The Company’s effective tax rate will vary as the mix of pre tax income from the countries the Company does business in varies.

The higher tax rate in 2008 compared to 2007 is primarily attributable to a higher effective tax rate in the United Kingdom in 2008 as the result of the reversal of the valuation allowance in 2007. The lower effective tax rate in 2007 resulted primarily from the reversal of a valuation allowance of approximately $5.9 million against deferred tax assets in the United Kingdom partially offset by the recording of a valuation allowance of approximately $1.7 million against the deferred tax assets of Germany. The United Kingdom valuation allowance, originally recorded at $10.2 million, had been established in 2005 as the result of a cumulative loss position in the United Kingdom

During 2009, 2008, and 2007, we did not recognize certain foreign tax credits, certain state deferred tax assets in the United States and certain benefits on losses in foreign tax jurisdictions due to our inability to carry such credits and losses back to prior years and our determination that it was more likely than not that we would not generate sufficient future taxable income in those tax jurisdictions to realize these assets. Accordingly, valuation allowances were recorded against the deferred tax assets associated with those items. If we are able to realize all or part of these deferred tax assets in future periods, it will reduce our provision for income taxes by a release of the corresponding valuation allowance.

Seasonality

As the Company’s consumer channel sales have grown significantly in the past few years, the fourth quarter has represented a greater portion of annual sales than historically.  Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The following table sets forth the net sales, gross profit and income from operations for each of the quarters since January 1, 2007 (amounts in millions).

	Quarter Ended
	March 31	June 30	September 30	December 31
2009
Net sales	$752	$722	$754	$938
Percentage of year’s net sales	23.8%	22.8%	23.8%	29.6%
Gross profit	$108	$107	$113	$132
Operating income	$15	$9	$19	$30

2008
Net sales	$725	$756	$739	$813
Percentage of year’s net sales	23.9%	24.9%	24.4%	26.8%
Gross profit	$114	$115	$115	$115
Operating income	$26	$21	$20	$16

2007
Net sales	$676	$647	$687	$769
Percentage of year’s net sales	24.3%	23.3%	24.7%	27.7%
Gross profit	$97	$99	$111	$120
Operating income	$22	$20	$24	$28

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in thousands):

	December 31,
	2009	2008	$ Change
Cash	$58,309	$115,967	$(57,658)
Accounts receivable, net	$241,860	$182,841	$59,019
Inventories	$365,725	$290,594	$75,131
Prepaid expenses and other current assets	$20,066	$12,667	$7,399
Accounts payable	$346,362	$285,410	$60,952
Accrued expenses and other current liabilities	$80,945	$72,352	$8,593
Current portion of capitalized lease obligations	$1,029	$773	$256
Short term debt	$14,168	—	$14,168
Working capital	$250,082	$253,092	$(3,010)

Our primary liquidity needs are to support working capital requirements in our business, including working capital for new retail stores, to fund capital expenditures, to fund the payment of interest on outstanding debt, to fund special dividends declared by our Board of Directors and for acquisitions. We rely principally upon operating cash flow to meet these needs. We believe that cash flow from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

Our working capital decreased in 2009 as the result of using cash balances of approximately $14.5 million for the purchase of the Circuit City assets, payment of $27.6 million for a special dividend, the $4.5 million cash purchase of WStore and common stock repurchases of $1.2 million. Inventory balances increased related to warehousing additional products as a result in the growth of sales and the stocking our retail stores. Accounts receivable balances increased as the result of growth in open account business to business sales, the WStore acquisition and slight growth in accounts receivable days outstanding. Accounts payable and accrued expense balances increased due to inventory growth and the WStore acquisition. The increase in short term debt was attributable to the assumption of the outstanding debt of WStore. Inventory turnover was consistent at 9 times during 2009 and 2008. Our accounts receivable days outstanding were at 24 in 2009 up from 21 in 2008. We expect that future accounts receivable and inventory balances will fluctuate with growth in net sales and the mix of our net sales between consumer and business customers.

Net cash provided by operating activities was $4.8 million, $82.4 million, and $93.1 million during 2009, 2008, and 2007. The decrease in cash provided by operating activities in 2009 over 2008 resulted from a $3.0 million decrease in net income adjusted by other non-cash items, such as depreciation expense, and a decrease of $74.6 million in cash used for changes in our working capital accounts. The decrease in cash provided by operating activities in 2008 compared to 2007 resulted from a $3.3 million decrease in net income adjusted by other non-cash items, such as depreciation expense, and a decrease of $7.4 million in cash used for changes in working capital accounts.

Net cash used in investing activities was $32.3 million during 2009, primarily for the CircuitCity.com acquisition and capital expenditures. The WStore acquisition used approximately $4.5 million and provided $5.4 million in cash acquired.  Cash flows used in investing activities during 2008 totaled $45.5 million primarily for the CompUSA acquisition and for capital expenditures. Net cash used in investing activities was $7.7 million during 2007, primarily for capital expenditures. Capital expenditures in 2009, 2008, and 2007 included upgrades and enhancements to our information and communications systems hardware and software and expenditures in retail stores in North America.

Net cash used in financing activities was $31.5 million during 2009.  We repaid approximately $3.6 million in short term debt, repaid approximately $0.8 million in capital lease obligations, paid a special dividend of $27.6 million and repurchased Company stock of approximately $1.2 million. Proceeds from stock option exercises provided approximately $1.7 million of cash. Net cash used in financing activities was $45.0 million during 2008. We repaid approximately $3.9 million in short-term debt, repaid approximately $0.7 million in capital lease obligations, paid a special dividend of $37.1 million, and repurchased Company stock of approximately $5.8 million. Proceeds and excess tax benefits from stock option exercises provided approximately $2.5 million of cash. Net cash used in financing activities was $42.7 million during 2007, attributable to dividends paid of $36.6 million, repayment of short term debt of $8.7 million, repayment of $0.6 million in capital lease obligations, repurchase of common stock of approximately $1.8 million, offset by proceeds of stock option exercises and related excess tax benefits of $5.0 million.

We have a $120.0 million secured revolving credit agreement (which may be increased by up to an additional $30.0 million, subject to certain conditions).  The facility expires in October 2010 and the Company expects to renew the facility on or before that date.  Borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and 40% of qualified inventories and are secured by accounts receivable, inventories and certain other assets. The undrawn availability under the facility may not be less than $15.0 million until the last day of any month in which the availability net of outstanding borrowings is at least $70.0 million. The revolving credit agreement requires that we maintain a minimum level of availability. If such availability is not maintained, we will then be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditures and payments of dividends. As of December 31, 2009, the Company was in compliance with all of the covenants under the credit facility. Eligible collateral under the facility was $110.8 million, total availability was $98.7 million, outstanding letters of credit of were $12.1 million and there were no outstanding advances.

The Company’s Inmac WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by WStore Europe SA accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of December 31, 2009, there was availability under this credit facility of approximately €6.0 million ($8.6 million) and there was €9.9 million ($14.2 million) of outstanding borrowings.  Outstanding balances under this agreement carry interest at 1.5% as of December 31, 2009.  The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at December 31, 2009.

The Company’s WStore UK subsidiary maintains a £2 million secured resolving credit agreement with a financial institution in the United Kingdom which is secured by WStore UK’s accounts receivable balances. Available amounts for borrowing under this facility includes accounts receivable balances less 30% retention. As of December 31, 2009, there was availability under this credit facility of approximately £.5 million ($.8 million).  Outstanding balances under this agreement carry interest at 2.5% above the overnight daily LIBOR rate (0.5% at December 31, 2009).  The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at December 31, 2009.

The Company’s Netherlands subsidiary maintained a €5.0 million credit facility with a local financial institution. This facility expired in November 2008 and was not renewed.

Our earnings and cash flows are seasonal in nature, with the fourth quarter of the fiscal year generating higher earnings and cash flows than the other quarters. Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales. Unusual expense items, such as one time charges and settlements, may impact earnings and are separately disclosed. We expect that past performance may not be indicative of future performance due to the competitive nature of our Technology Products segment where the need to adjust prices to gain or hold market share is prevalent.

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

These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on the our earnings per share. In addition we anticipate cash needs for implementation of financial and retail point of sale systems. We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2009, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expire at various dates through 2026.  We have sublease agreements for unused space we lease in Wellingborough, England and Uniondale, New York. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 2009 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$2,423	$1,145	$1,278	$—	$—

Non-cancelable operating leases, net of subleases	187,951	23,849	67,127	47,213	49,762

Short term debt	14,168	14,168

Purchase & other obligations	26,854	17,191	6,870	2,793	—

Tax contingencies	—	—	—	—	—

Total contractual obligations	$231,396	$56,353	$75,275	$50,006	$49,762

Our purchase and other obligations consist primarily of certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $11.0 million of standby letters of credit outstanding as of December 2009.

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

The Company currently leases its facility in Port Washington, NY from Addwin Realty Associates, an entity owned by Richard Leeds, Bruce Leeds, and Robert Leeds, senior executives, Directors and controlling shareholders of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian Dollars) as measured against the U.S. Dollar and each other.

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars. Sales would have fluctuated by approximately $109.3 million and pre tax income would have fluctuated by approximately $1.8 million if average foreign exchange rates changed by 10% in 2009.  We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2009 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2009, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, a copy of which is included in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders. (the “Proxy Statement”).

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

Item 15. Exhibits and Financial Statement Schedules.

3.	Exhibits.

Exhibit
No.	Description

3.1	Composite Certificate of Incorporation of Registrant, as amended (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001)
3.2	Amended and Restated By-laws of Registrant (effective as of December 29, 2007, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007)
3.3	Amendment to the Bylaws of the Registrant (incorporated by reference to the Company’s report on Form 8-K dated March 3, 2008)
4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995)
10.1	Form of 1995 Long-Term Stock Incentive Plan* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)
10.2	Form of 1995 Stock Plan for Non-Employee Directors* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852)
10.3	Form of 1999 Long-Term Stock Incentive Plan as amended* (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2003)
10.4	Form of 2006 Stock Incentive Plan for Non-Employee Directors* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006)
10.5	Form of 2005 Employee Stock Purchase Plan* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006)
10.6

Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.7

First Amendment to Lease Agreement dated September 20, 1998 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998)

10.8

Second Amendment to Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007)

10.9	Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago (Trustee for the

original landlord) and Walsh, Higgins & Company (Contractor) (“Naperville Illinois Facility Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.10

First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.11

Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998)

10.12	First Amendment, dated as of September 5, 2003, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (filed herewith)
10.13	Second Amendment, dated March 22, 2007, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (filed herewith)
10.14

Third Amendment, dated as of June 26, 2009, to the Lease Agreement between Tiger Direct, Inc. and Mota Associates Limited Partnership (successor in interest to landlord Keystone Miami Property Holding Corp.) (Miami facility) (filed herewith)

10.15

Lease agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.16

First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.17

Employment Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004)

10.18	Amendment No. 1, dated December 30, 2009, to Employment Agreement between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).
10.19

Restricted Stock Unit Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004).

10.20

Amendment No. 1, dated December 30, 2009, to the Restricted Stock Unit Agreement between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).

10.21

Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold*(incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).

10.22

Amendment No.1, dated December 30, 2009, to the Employment Agreement between the Company and Lawrence P. Reinhold* (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).

10.23

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

10.24

Amendment No. 1, dated as of December 19, 2005, to the Amended and Restated JP Morgan Chase Loan Agreement (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.25	Asset Purchase Agreement between the Company and CompUSA dated January 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K for the year December 31, 2007)
10.26

Amendment to Asset Purchase Agreement between the Company and CompUSA dated February 14, 2008 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007)

10.27

Asset Purchase Agreement, as amended, dated as of April 5, 2009 and May 14, 2009, by and among Systemax Inc., as Buyer and Circuit City Stores West Coast, Inc. and Circuit City Stores, Inc, as Sellers (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2009).

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of March, 2010)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ RICHARD LEEDS

Richard Leeds
Chairman and Chief Executive Officer

Date: March 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	March 18, 2010
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman and Director	March 18, 2010
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 18, 2010
Robert Leeds

/s/ LAWRENCE P. REINHOLD	Executive Vice President, Chief Financial Officer	March 18, 2010
Lawrence P. Reinhold	and Director
(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 18, 2010
Thomas Axmacher	(Principal Accounting Officer)

/s/ GILBERT FIORENTINO	Chief Executive, Technology Products Group	March 18, 2010
Gilbert Fiorentino	and Director

/s/ ROBERT D. ROSENTHAL	Director	March 18, 2010
Robert D. Rosenthal

/s/ STACY DICK	Director	March 18, 2010
Stacy Dick

/s/ MARIE ADLER-KRAVECAS	Director	March 18, 2010
Marie Adler-Kravecas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited the accompanying consolidated balance sheets of Systemax Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance issued in Financial Accounting Standards Board (“FASB”) Statement No. 141(R), “Business Combinations” (codified in FASB Accounting Standards Codification Topic 805, “Business Combinations”) on January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 18, 2010

The Board of Directors and Shareholders of Systemax Inc.

We have audited Systemax Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Systemax Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Systemax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Systemax Inc. and our report dated March 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 18, 2010

SYSTEMAX INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2009	2008

ASSETS:
Current assets:
Cash	$58,309	$115,967
Accounts receivable, net of allowances of $22,532 and $17,523	241,860	182,841
Inventories	365,725	290,594
Prepaid expenses and other current assets	20,066	12,667
Deferred income taxes	6,626	9,558
Total current assets	692,586	611,627

Property, plant and equipment, net	65,598	48,465
Deferred income taxes	8,564	11,198
Goodwill and intangibles	48,127	29,366
Other assets	2,026	1,797

Total assets	$816,901	$702,453

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$346,362	$285,410
Accrued expenses and other current liabilities	80,945	72,352
Short term debt	14,168	—
Current portion of capitalized lease obligations	1,029	773
Total current liabilities	442,504	358,535

Capitalized lease obligations	1,194	1,411
Other liabilities	8,518	8,552
Total liabilities	452,216	368,498

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,862,019 and 38,855,989 shares; outstanding 36,450,767 and 36,223,747 shares	389	389
Additional paid-in capital	180,508	179,241
Common stock in treasury at cost — 2,411,252 and 2,632,242 shares	(28,545)	(31,158)
Retained earnings	210,975	192,401
Accumulated other comprehensive income (loss), net of tax	1,358	(6,918)
Total shareholders’ equity	364,685	333,955

Total liabilities and shareholders’ equity	$816,901	$702,453

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$3,165,995	$3,032,961	$2,779,875
Cost of sales	2,705,747	2,574,402	2,353,574
Gross profit	460,248	458,559	426,301
Selling, general and administrative expenses	386,857	375,192	332,359
Operating income	73,391	83,367	93,942
Foreign currency exchange loss (gain)	187	1,300	(1,562)
Interest and other income, net	(768)	(1,981)	(5,505)
Interest expense	887	305	986
Income before income taxes	73,085	83,743	100,023
Provision for income taxes	26,900	30,900	30,542
Net income	$46,185	$52,843	$69,481
Net income per common share:
Basic	$1.26	$1.43	$1.93
Diluted	$1.24	$1.40	$1.84

Weighted average common and common equivalent shares:
Basic	36,706	36,950	35,968
Diluted	37,343	37,705	37,688

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,185	$52,843	$69,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,353	10,387	8,780
Provision (benefit) for deferred income taxes	5,704	6,197	(6,106)
Provision for returns and doubtful accounts	4,698	2,424	4,575
Compensation expense related to equity compensation plans	2,867	3,869	4,159
Excess tax benefit from exercises of stock options	(576)	(1,380)	(2,160)
Loss (gain) on dispositions and abandonment	154	89	(1,032)

Changes in operating assets and liabilities:
Accounts receivable	(20,907)	6,010	29,450)
Inventories	(69,618)	(48,924)	(21,628)
Prepaid expenses and other current assets	(5,490)	(16)	15,916
Income taxes payable/receivable	3,983	602	1,925
Accounts payable, accrued expenses and other current liabilities	25,414	50,318	48,623
Net cash provided by operating activities	4,767	82,419	93,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Circuit City assets	(14,494)	—	—
Purchase of WStore Europe SA	(4,469)	—	—
Cash acquired WStore Europe SA	5,438	—	—
Purchase of certain CompUSA assets	—	(30,649)	—
Purchases of property, plant and equipment	(18,855)	(14,942)	(7,699)
Proceeds from disposals of property, plant and equipment	84	72	28
Net cash used in investing activities	(32,296)	(45,519)	(7,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings from banks	(3,614)	(3,880)	(8,708)
Repayments of capital lease obligations	(726)	(673)	(579)
Dividends paid	(27,611)	(37,126)	(36,588)
Proceeds from issuance of common stock	1,082	1,133	2,830
Repurchase of common stock	—	—	(1,858)
Purchase of treasury stock	(1,174)	(5,824)	—
Excess tax benefit from exercises of stock options	576	1,380	2,160
Net cash used in by financing activities	(31,467)	(44,990)	(42,743)

EFFECTS OF EXCHANGE RATES ON CASH	1,338	(3,964)	(1,612)

NET (DECREASE) INCREASE IN CASH	(57,658)	(12,054)	41,057
CASH – BEGINNING OF YEAR	115,967	128,021	86,964

CASH – END OF YEAR	$58,309	$115,967	$128,021
Supplemental disclosures:
Interest paid	$756	$291	$1,182
Income taxes paid	$13,909	$29,514	$30,275
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$765	$2,152	$251

See notes to consolidated financial statements.

SYSTEMAX INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)

Balances, January 1, 2007	35,341	383	172,983	(35,131)	144,074	7,181
Stock-based compensation expense			4,009
Issuance of restricted stock	205		(2,843)	2,406
Exercise of stock options	546		(3,569)	6,401
Income tax benefit on stock-based compensation			2,801
Cumulative effect of adoption of FIN 48					(283)
Change in cumulative translation adjustment						4,530	4,530
Dividends paid					(36,588)

Net income					69,481		69,481
Total comprehensive income							74,011
Balances, December 31, 2007	36,092	383	173,381	(26,324)	176,684	11,711
Stock-based compensation expense			3,794
Issuance of restricted stock	104	1	283	46
Exercise of stock options	503	5	184	944
Repurchase of treasury stock	(475)			(5,824)
Income tax benefit on stock-based compensation			1,599
Change in cumulative translation adjustment						(18,629)	(18,629)

Dividends paid					(37,126)

Net income					52,843		52,843

Total comprehensive income							34,214
Balances, December 31, 2008	36,224	$389	$179,241	$(31,158)	$192,401	$(6,918)
Stock-based compensation expense			2,818
Issuance of restricted stock	105		(754)	1,183
Retired restricted stock			(10)	(15)
Exercise of stock options	221		(1,537)	2,619
Repurchase of treasury stock	(99)			(1,174)
Income tax benefit on stock-based compensation			750
Change in cumulative translation adjustment						8,276	8,276

Dividends paid					(27,611)

Net income					46,185		46,185

Total comprehensive income							$54,461
Balances, December 31, 2009	36,451	$389	$180,508	$(28,545)	$210,975	$1,358

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

Reclassifications — Certain prior year amounts were reclassified to conform to current year presentation.  Additionally foreign exchange loss (gain) has been reclassified from selling, general and administrative expense to a separate income statement line item in prior years to conform to current year presentation on the consolidated statements of operations.

Use of Estimates In Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. Fiscal years will typically include 52 weeks, but every few years will include 53 weeks which was the case in 2008. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year will be divided into four fiscal quarters that each end at midnight on a Saturday. Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year. For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.

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

Cash — The Company considers amounts held in money market accounts and other short-term investments, including overnight bank deposits, with an original maturity date of three months or less to be cash.

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

Income Taxes — Deferred tax assets and liabilities are recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and for tax loss carry forwards. The realization of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Where it is more likely than not that some portion or the entire deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

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

Advertising Costs — Expenditures for internet, television, local radio and newspaper advertising are expensed in the period the advertising takes place. Catalog preparation, printing and postage expenditures are amortized over the period of catalog distribution during which the benefits are expected, generally one to six months.

Net advertising expenses were $38.9 million, $40.0 million and $47.2 million during 2009, 2008 and 2007, respectively and are included in the accompanying consolidated statements of operations.  The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense.  The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $55.9 million, $60.4 million and $42.6 million during 2009, 2008 and 2007, respectively.

Prepaid expenses as of December 2009 and 2008 include deferred advertising costs of $2.8 million and $4.1 million which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Stock based compensation — The Company recognizes the fair value of share based compensation in the consolidated statement of operations over the requisite employee service period.  Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award.

Net Income Per Common Share — Net income per common share basic is calculated based upon the weighted average number of common shares outstanding during the respective periods presented. Net income per common share diluted is calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive securities outstanding during the respective periods, where the effect is anti-dilutive. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. Equivalent common shares of 775,000, 941,000, and 1,087,000 in 2009, 2008 and 2007, respectively were included for the diluted calculation. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 711,000, 622,000, and 0 in 2009, 2008 and 2007, respectively due to their antidilutive effect.

Comprehensive Income — Comprehensive income consists of net income and foreign currency translation adjustments and is included in the consolidated statements of shareholders’ equity.  Comprehensive income was $54.5 million, $34.2 million and $74.0 million in 2009, 2008 and 2007, respectively.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to such plans was approximately $0.9 million, $0.7 million and $0.6 million in 2009, 2008 and 2007, respectively.

Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, trade accounts receivable, accounts payable and debt obligations.  The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices.  At December 31, 2009 and 2008, the carrying amounts of cash, accounts receivable, debt and accounts payable are considered to be representative of their respective fair values due to their short-term nature.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, and accounts receivable.  The Company’s excess cash balances are invested with money center banks.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base. The Company also performs on-going credit evaluations and maintains allowances for potential losses as warranted.

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

In October 2009, the FASB issued amended guidance related to revenue recognition in multiple-deliverable revenue arrangements and certain arrangements that include software elements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement to all of the deliverables based upon the relative selling prices of the delivered goods and services. The FASB also issued a new accounting standard in October 2009, which changes revenue recognition for tangible products containing software and hardware elements. Under this standard, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, of the adoption of this standard on our consolidated financial position and results of operations.

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

2.              ACQUISITIONS

On September 18, 2009, the Company acquired all of the outstanding stock of WStore Europe SA and its subsidiaries, (“WStore”), a European supplier of business IT products and software solutions with operations in France and the United Kingdom. The purchase price (after giving effect to the conversion of Euros to U.S. dollars) was approximately $4.4 million in cash, $2.2 million of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement. The Company completed a preliminary allocation of the purchase price as of the acquisition date and recorded assets of approximately $3.4 million for Client Lists, $1.4 million for Trademarks, $1.0 million for Technology acquired and $0.1 million of residual goodwill. These assets were recorded in the Company’s Technology Products business segment. The Company expects to amortize its Client Lists and Technology over a weighted average 5 year period.  All other assets have indefinite lives.  A final purchase price allocation will be done in 2010. The operating results of WStore are included in the accompanying condensed consolidated statements of operations from the date of acquisition. WStore is included in the Company’s Technology Products business segment. The Company has determined that this was not a material acquisition.

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

The Company has completed a purchase price allocation with respect to the Circuit City asset acquisition and recorded assets of approximately $5.0 million for Trademarks and Trade Names, $7.0 million for Domain Names and $2.5 million for Client Lists. These assets were recorded in the Company’s Technology Products business segment. The Company expects to amortize its Client Lists over a weighted average 5 year period.  All other assets have indefinite lives.  The gross carrying amount and accumulated amortization for amortizable intangible assets related to this acquisition at December 31, 2009 and December 31, 2008 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Client Lists	$2,541	$370

On January 5, 2008, the Company, through various subsidiaries, entered into an asset purchase agreement with CompUSA Inc., a Delaware corporation. Pursuant to the Purchase Agreement, the Company acquired certain assets and liabilities related to the e-commerce business of CompUSA Inc., certain intellectual property rights owned by CompUSA, and the E-Commerce Business for $18.9 million in cash. Pursuant to the Purchase Agreement, the Company also acquired sixteen retail leases from CompUSA Inc. and certain fixtures located at these locations. This acquisition accelerated the Company’s planned expansion into the retail market place in North America and Puerto Rico. The Company has recorded assets of approximately $17.0 million for Trademarks and Trade Names, $8.0 million for Domain Names, $3.4 million for Retail Store Leases, $0.4 million for Client Lists, $0.9 million for fixed assets and $0.9 million for Goodwill. These assets were recorded in the Company’s Technology Products business segment. The Company expects to amortize its Retail Store Leases over the remaining weighted average life of the leases, 12.9 years, the Client Lists over a weighted average 5 year period and depreciate its fixed assets over a similar period. All other intangible assets are indefinite lived. All of the Company’s goodwill at December 31, 2009 is deductible for tax purposes on a straight line basis over 15 years. The gross carrying amount and accumulated amortization for amortizable intangible assets at December 31, 2009 was as follows (in thousands):

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Retail store leases	$3,410	$484	$3,410	$220
Client lists	400	323	400	$103
	$3,810	$807	$3,810	$323

The aggregate amortization expense for material acquisitions was approximately $0.9 million in 2009. The estimated amortization for material acquisitions for future years ending December 31 is as follows (in thousands):

2010	823
2011	781
2012	771
2013	765
2014 and after	2,034
Total	$5,174

3.                PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2009	2008
Land and buildings	$28,458	$26,556
Furniture and fixtures, office, computer and other equipment and software	123,876	92,137
Leasehold improvements	19,212	14,839
	171,546	133,532
Less accumulated depreciation and amortization	105,948	85,067
Property, plant and equipment, net	$65,598	$48,465

Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2009	2008
Furniture and fixtures, office, computer and other equipment	$5,525	$4,764
Less: Accumulated amortization	3,510	2,573
	$2,015	$2,191

Depreciation charged to operations for property, plant and equipment including capital leases  in 2009, 2008, and 2007 was $11.2 million, $10.1 million and $8.8 million, respectively.

4.                CREDIT FACILITIES

The Company maintains a $120 million (which may be increased by up to $30 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the domestic and United Kingdom accounts receivable, all domestic inventories, the United Kingdom headquarters building and the Company’s shares of stock in its domestic and United Kingdom subsidiaries. The credit facility expires and outstanding borrowings thereunder are due on October 26, 2010. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company’s option, at the prime rate (3.25% at December 31, 2009) plus 0.25% or the overnight daily LIBOR rate (0.5% at December 31, 2009) plus 1.25% to 2.25%. The undrawn availability under the facility may not be less than $15 million until the last day of any month in which the availability net of outstanding borrowings is at least $70 million. The facility also calls for a commitment fee payable quarterly in arrears of 0.375% of the average daily unused portions of the facility.   The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditure, acquisitions and payments of dividends. We were in compliance with all of the covenants as of December 31, 2009. As of December 31, 2009, eligible collateral under the agreement was $110.8 million and total availability was $98.7 million. There were outstanding letters of credit of $12.1 million and there were no outstanding advances.

The Company’s Inmac WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by WStore Europe SA accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of December 31, 2009 there was availability under this credit facility of approximately €6.0 million ($8.6 million) and there was €9.9 million ($14.2 million) of outstanding borrowings. Outstanding balances under this agreement carry interest at 1.5% as of December 31. The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at December 31, 2009.

The Company’s WStore UK subsidiary maintains a £2 million secured revolving credit agreement with a financial institution in the United Kingdom which is secured by WStore UK’s accounts receivable balances. Available amounts for borrowing under this facility includes accounts receivable balances less a 30% retention. As of December 31, 2009 there was availability under this credit facility of approximately £0.5 million ($0.8 million).Outstanding balances under this agreement carry interest at 2.5% above the overnight daily LIBOR rate (0.5% at December 31, 2009. The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at December 31, 2009.

The weighted average interest rate on short-term borrowings was 3.3%, 5.1%, and 7.5% in 2009, 2008 and 2007, respectively.

5.              ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Payroll and employee benefits	$27,715	$25,669

Freight	9,171	6,820
Deferred revenue	1,064	5,683
Advertising	8,030	5,286
Sales and VAT tax payable	7,989	8,061
Other	26,976	20,833
	$80,945	$72,352

6.              LONG-TERM DEBT

Long-term debt consists of (in thousands):

	December 31,
	2009	2008
Capitalized equipment lease obligations	$2,223	$2,184
Less: current portion	1,029	773
	$1,194	$1,411

The aggregate maturities of long-term debt outstanding at December 31, 2009 are as follows (in thousands):

	2010	2011	2012	2013	2014
Maturities	$1,029	$737	$307	$150	—

7.                BUSINESS EXIT COSTS

The Company announced plans to exit its Software Solutions segment, in the second quarter of 2009, as the result of economic conditions and difficulties in marketing the segment’s products successfully. Total charges incurred for the year for severances, estimated lease termination costs and other costs were $1.2 million, $1.6 million, and $0.1 million, respectively. These costs were recorded in selling, general and administrative expenses and interest and other income, net in the accompanying condensed consolidated statement of operations.

The following table reconciles the associated liabilities incurred (in thousands):

	Severance and Personnel Costs	Lease Termination Costs	Other Exit Costs	Total
Balance, beginning of period	$—	$—	$—	$—
Charged to expense	1,208	1,644	80	2,932
Paid or otherwise settled	(1,208)	(697)	(80)	(1,985)
Balance, end of period	$—	$947	$—	$947

8.                SHAREHOLDERS’ EQUITY

Stock based compensation plans

The Company currently has four equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company.   The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors.  Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 632,475 options were outstanding under this plan as of December 31, 2009.

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan.  The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 39,000 options were outstanding under this plan as of December 31, 2009.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan.  The Company increased the number of shares that may be granted under this plan to a maximum of 7.5 million from 5.0 million shares.  The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total.  In 2009 the Company extended until December 31, 2010 the expiration date under this plan after which no grants shall be made under this plan. The original expiration date was December 31, 2009. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,410,984 options and 400,000 restricted stock units were outstanding under this plan as of December 31, 2009.

The 2006 Stock Incentive Plan For Non-Employee Directors — This plan, adopted by the Company’s stockholders on October 11, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 20,000 options were outstanding under this plan as of December 31, 2009.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for 2009, 2008 and 2007 was $2.2 million, $3.2 million, and $3.4 million respectively. The related future income tax benefits recognized for 2009, 2008 and 2007 were $0.9 million, $1.2 million and $1.1 million, respectively.

Stock options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2009, 2008 and 2007:

	2009	2008	2007

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	2.64%	3.17%	4.93%
Expected volatility	66.9%	63.8%	71.2%
Expected life in years	7.7	6.3	6.2

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2009		2008		2007
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,202,584	$9.23	2,655,937	$7.95	2,629,076	$4.69
Granted	164,000	$13.46	110,000	$12.90	699,050	$19.45
Exercised	(221,225)	$4.89	(503,078)	$2.25	(545,815)	$5.19
Cancelled or expired	(42,900)	$16.46	(60,275)	$17.77	(126,374)	$15.64
Outstanding at end of year	2,102,459	$9.87	2,202,584	$9.23	2,655,937	$7.95

Options exercisable at year end	1,558,229		1,560,804		1,645,639
Weighted average fair value per option granted during the year	$9.53		$7.94		$13.19

The total intrinsic value of options exercised was $2.0 million, $4.1 million and $6.5 million respectively, for 2009, 2008 and 2007.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2009:

Range of Exercise Prices			Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
$1.76	to	$5.00	427,378	$2.28	2.53	$5,739
$5.01	to	$15.00	1,063,317	$7.68	6.07	8,538
$15.01	to	$20.00	472,174	$18.76	7.40	28
$20.01	to	$20.15	100,000	$20.15	7.05	—
$1.76	to	$20.15	2,062,869	$9.70	5.69	$14,305

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2009 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2009. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2009:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2009	641,780	$11.18
Granted	164,000	$9.53
Vested	(241,363)	$10.39
Forfeited	(20,187)	$12.80
Unvested at December 31, 2009	544,230	$10.98

At December 31, 2009, there was approximately $2.6 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.19 years. The total fair value of stock options vested during 2009, 2008 and 2007 was $2.5 million, $3.0 million and $0.7 million, respectively.

Restricted Stock and Restricted Stock Units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. The restricted stock unit award was a non-performance award which vests at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was approximately $0.6 million in each of 2009, 2008 and 2007. Share-based compensation expense for restricted stock issued to Directors was $0.1 million in each of 2009, 2008 and 2007.

Share repurchase plan

In May 2008, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. During 2009 the Company repurchased 98,934 common shares at a cost of approximately $1.2 million, an average of $11.87 per share. During 2008 the Company repurchased 475,301 common shares at a cost of approximately $5.8 million, an average of $12.25 per share. Theses shares are included in common stock in treasury at cost in the Company’s consolidated balance sheet.

9.                INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$54,468	$61,220	$81,832
Foreign	18,617	22,523	18,191
Total	$73,085	$83,743	$100,023

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$11,987	$15,753	$26,174
State	3,005	4,106	4,842
Foreign	6,204	4,844	5,632
Total current	21,196	24,703	36,648

Deferred:
Federal	4,271	2,242	(1,004)
State	844	154	277
Foreign	589	3,801	(5,379)
Total deferred	5,704	6,197	(6,106)
TOTAL	$26,900	$30,900	$30,542

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax at Federal statutory rate	$25,580	$29,311	$35,008
State and local income taxes and changes in valuation allowances, net of federal tax benefit	2,402	3,036	3,332
Foreign taxes at rates different from the U.S. rate	(991)	(940)	(2,260)
Changes in valuation allowances for foreign deferred tax assets	965	(120)	(6,184)
Decrease in tax reserves	(1,195)	—	—
Refunds- prior years	—	(872)
Non-deductible items	—	—	963
Adjustment for prior year taxes	107	253	(593)
Other items, net	32	232	276
	$26,900	$30,900	$30,542

The deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2009	2008
Assets:
Current:
Accrued expenses and other liabilities	$7,612	$8,524
Inventory	1,838	1,899
Valuation allowances	(1,507)	—
Total current assets	$7,943	$10,423

Non-current:
Net operating loss and credit carryforwards	$19,058	$8,834
Accelerated depreciation	10,516	1,089
Intangible and other assets	2,264	4,606
Other	6,910	5,300
Valuation allowances	(28,326)	(8,377)
Total non-current assets	$10,422	$11,452

Liabilities :
Current :
Deductible assets	$1,298	$753
Other	19	112
Total current liabilities	$1,317	$865

Non-current:
Accelerated depreciation	$1,858	$248
Other	—	6
Total non-current liabilities	$1,858	$254

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $62.9 million as of December 31, 2009, since these earnings are considered indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire through 2024. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded.  The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

As of December 31, 2009, the Company has recorded valuation allowances of approximately $29.8 million including valuations against net operating loss carryforwards incurred in foreign and state jurisdictions of $15.9 million and $2.5 million, respectively, deductible temporary differences incurred in foreign jurisdictions of $10.8 million, the majority of which relates to the WStore acquisition, $0.5 million in foreign tax credit carryforwards, and $0.1 million for other state deductible temporary differences.

Valuation allowances increased in 2009 by $20.9 million as a result of the WStore acquisition and the valuation allowances recorded against acquired deferred tax assets and net operating losses. Carryforward losses of $1 million were utilized in 2009 for which valuation allowances had been previously provided.

The Company has foreign tax credit carryforwards in the amount of $0.5 million which begin to expire in 2017.

Valuation allowances decreased $.4 million in 2008 for carryforward losses utilized for which valuation allowances had been previously provided. As of December 31, 2008, the valuation allowances of $8.4 million included $6.4 million related to net operating loss carryforwards in foreign jurisdictions, $2.0 million for state net operating loss carryforwards and $0.2 million for other state deductible temporary differences. During 2008, valuation allowances increased approximately $1.4 additional losses incurred in foreign and state jurisdictions.  Valuation allowances decreased $0.7 million in 2008 for carryforward losses utilized for which valuation allowances had been previously provided.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments and believes it has adequately accrued for exposures for tax liabilities resulting from future tax audits. To the extent the Company would be required to pay amounts in excess of reserves or prevail on matters for which accruals have been established, the Company’s effective tax rate in a given period may be materially impacted. The Company’s federal income tax returns have been audited through 2006. The Company has not signed any consents to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2005. The Company considers its significant tax jurisdictions in foreign locations to be the United Kingdom, Canada, France, Italy and Germany. The Company remains subject to examination in the United Kingdom for years after 2002, in Canada for years after 2004, in France for years after 2007, in Italy for years after 2005, in Netherlands for years after 2004 and in Germany for years after 2007.

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. Accrued interest and penalties related to unrecognized tax benefits are recorded in income tax expense in the current year.

The following table details activity of the Company’s uncertain tax positions during 2009 and 2008:

	December 31,
	2009	2008
Balance beginning of year	$916	$916
Decreases related to settlements with taxing authorities	(916)	—
Balance end of year	—	$916

Interest and penalties of approximately $0 and $0.1 million related to unrecognized tax benefits were expensed in 2009 and 2008 and are included in income tax expense. Additionally, included in income tax expense in 2008 is an interest and penalty reserves reversal of approximately $0.4 million related to a state tax audit that was settled favorably.

10.         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through October 2026. The Company currently leases its headquarters office/warehouse facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers. The Company believes that these payments were no higher than would be paid to an unrelated lessor for comparable space. The Company also acquires certain computer and communications equipment pursuant to capital lease obligations.

At December 31, 2009, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in thousands):

	Capital Leases	Operating Leases	Total

2010	$1,145	$24,004	$25,149
2011	794	24,280	25,074
2012	329	22,793	23,122
2013	155	20,253	20,408
2014		16,367	16,367
2015-2019		66,413	66,413
2020-2024		11,767	11,767
Thereafter		2,428	2,428
Total minimum lease payments	2,423	188,305	190,728
Less: sublease rental income		354	354
Lease obligation net of subleases	2,423	$187,951	$190,374
Less amount representing interest	200
Present value of minimum capital lease payments (including current portion of $1,029)	$2,223

Annual rent expense aggregated approximately $27.1 million, $25.0 million and $14.8 million in 2009, 2008 and 2007, respectively. Included in rent expense was $0.9 million, $0.9 million and $0.6 million in 2009, 2008 and 2007, respectively, to related parties. Rent expense is net of sublease income of $0.1 million, $0.4 million and $0.9 million for 2009, 2008 and 2007, respectively.

Litigation —

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

Other Matters

Systemax is a party to various pending legal proceedings and disputes arising in the normal course of business, including those involving commercial, employment, tax and intellectual property related claims, none of which, in management’s opinion, is anticipated to have a material adverse effect on the consolidated financial statements.

11.         SEGMENT AND RELATED INFORMATION

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net Sales:
Technology Products	$2,967,896	$2,795,441	$2,553,716
Industrial Products	196,129	237,027	225,746
Software Solutions	1,970	493	413
Consolidated	$3,165,995	$3,032,961	$2,779,875

Depreciation and Amortization Expense:
Technology Products	$10,141	$8,219	$6,818
Industrial Products	1,476	986	1,023
Software Solutions	613	1,111	904
Corporate	123	71	35
Consolidated	$12,353	$10,387	$8,780

Operating Income (Loss):
Technology Products	$87,127	$96,177	$100,958
Industrial Products	15,415	24,621	20,595
Software Solutions	(6,457)	(17,948)	(15,813)
Corporate and other expenses	(22,694)	(19,483)	(11,798)
Consolidated	$73,391	$83,367	$93,942

Total Assets
Technology Products	$521,900	$400,340	$331,033
Industrial Products	103,370	98,670	76,634
Software Solutions	149	3,531	3,783
Corporate	191,482	199,912	266,194
Consolidated	$816,901	$702,453	$677,644

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net Sales:
United States:
Technology Products	$1,931,544	$1,660,902	$1,451,046
Industrial Products	196,129	237,027	225,746
Software Solutions	1,970	493	413
United States total	2,129,643	1,898,422	1,677,205
Other North America (Technology Products)	187,832	193,950	170,272
Europe	848,520	940,589	932,398
Consolidated	$3,165,995	$3,032,961	$2,779,875

Long-lived Assets:
North America — principally United States	$39,860	$30,188	$21,978
Europe	25,738	18,277	25,602
Consolidated	$65,598	$48,465	$47,580

Net sales are attributed to countries based on location of selling subsidiary.

12.         QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data is as follows (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Net sales	$752,268	$721,599	$753,880	$938,248
Gross profit	$107,550	$107,054	$112,763	$132,881
Net income	$8,698	$6,491	$12,598	$18,398
Net income per common share:
Basic	$.24	$.18	$.34	$.50
Diluted	$.23	$.17	$.34	$.49

2008:
Net sales	$724,737	$756,035	$739,479	$812,710
Gross profit	$113,749	$114,754	$115,419	$114,637
Net income	$18,061	$13,541	$11,273	$9,968
Net income per common share:
Basic	$.49	$.36	$.30	$.27
Diluted	$.48	$.36	$.30	$.27

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:

(in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other	Balance at End of Period
Allowance for sales returns and doubtful accounts
2009	$17,523	$4,698	$(4,493)	4,804 (2)	$22,532
2008	$20,521	$2,424	$(5,422)		17,523
2007	$18,176	$4,575	$(2,230)		$20,521

Allowance for deferred tax assets
2009
Current (3)	$—	$—		$1,507	$1,507
Noncurrent (1)(3)	$8,377	$—	$(2,125)	$22,074	$28,326
2008
Current	$96			$(96)	$—
Noncurrent (1)	$7,291	$1,996	$(64)	$(846)	$8,377
2007
Current	$738		$(467)	$(175)	$96
Noncurrent (1)	$17,141	$2,842	$(11,408)	$(1,284)	$7,291

(1)          Charges to expense are net of reductions resulting from changes in deferred tax assets due to changes in tax laws.

(2)          Other relates to WStore acquisition allowance for sales returns and doubtful accounts as of acquisition date.

(3)          Included in other is allowances recorded for deferred tax assets and net operating losses acquired in the WStore Europe SA acquisition.