Form 10-Q
period 2010-03-31
SYSTEMAX INC
filed 2010-05-13
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2010 was 36,667,537.

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

•                  Charter for the Audit Committee of the Board of Directors

•                  Charter for the Compensation Committee of the Board of Directors

•                  Charter for the Nominating/Corporate Governance Committee of the Board of Directors

•                  Corporate Governance Guidelines and Principles

In accordance with the corporate governance rules of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company web site, www.systemax.com.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Current assets:
Cash	$37,571	$58,309
Accounts receivable, net	241,398	241,860
Inventories	366,967	365,725
Prepaid expenses and other current assets	14,842	20,066
Deferred income taxes	9,039	6,626
Total current assets	669,817	692,586

Property, plant and equipment, net	64,772	65,598
Deferred income taxes	6,067	8,564
Goodwill and intangibles	47,516	48,127
Other assets	2,085	2,026
Total assets	$790,257	$816,901

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$315,391	$346,362
Accrued expenses and other current liabilities	73,071	80,945
Short term debt	15,677	14,168
Current portion of capitalized lease obligations	960	1,029
Total current liabilities	405,099	442,504

Capitalized lease obligations, net of current portion	991	1,194
Other liabilities	8,999	8,518
Total liabilities	415,089	452,216

Commitments and contingencies

Shareholders’ equity:
Preferred stock
Common stock	389	389
Additional paid-in capital	180,078	180,508
Treasury stock	(26,266)	(28,545)
Retained earnings	222,726	210,975
Accumulated other comprehensive (loss) income	(1,759)	1,358
Total shareholders’ equity	375,168	364,685

Total liabilities and shareholders’ equity	$790,257	$816,901

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31
	2010	2009
Net sales	$915,237	$752,268
Cost of sales	788,996	644,718
Gross profit	126,241	107,550
Selling, general & administrative expenses	105,865	92,530
Operating income	20,376	15,020
Foreign currency exchange loss	1,543	781
Interest and other income, net	(181)	(285)
Interest expense	217	158
Income before income taxes	18,797	14,366
Provision for income taxes	7,046	5,668
Net income	$11,751	$8,698

Net income per common share:
Basic	$.32	$.24
Diluted	$.31	$.23

Weighted average shares outstanding:
Basic	36,785	36,621
Diluted	37,471	37,273

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31
	2010	2009
Cash flows from operating activities:
Net income	$11,751	$8,698
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,981	2,676
(Benefit) provision for deferred income taxes	(20)	461
Provision for returns and doubtful accounts	946	960
Compensation expense related to equity compensation plans	600	670
Excess tax benefit from exercises of stock options	(657)	(6)
Loss on dispositions and abandonment	9	10
Changes in operating assets and liabilities:
Accounts receivable	(8,524)	8,523
Inventories	(3,281)	(19,920)
Prepaid expenses and other current assets	4,932	(1,603)
Accounts payable, accrued expenses and other current liabilities	(30,196)	(32,489)
Net cash used in operating activities	(20,459)	(32,020)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,989)	(2,818)
Proceeds from disposals of property, plant and equipment	—	30
Net cash used in investing activities	(3,989)	(2,788)

Cash flows from financing activities:

Net borrowings from revolving credit facilities	2,308	—
Repayments from capital lease obligations	(319)	(256)
Proceeds from issuance of common stock	612	3
Repurchase of treasury stock	—	(377)
Excess tax benefit from exercises of stock options	657	6
Net cash provided by (used in) financing activities	3,258	(624)

Effects of exchange rates on cash	452	92

Net decrease in cash and cash equivalents	(20,738)	(35,340)
Cash – beginning of period	58,309	115,967
Cash – end of period	$37,571	$80,627
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$47	$36

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Income	Income

Balances, January 1, 2010	36,451	$389	$180,508	$(28,545)	$210,975	$1,358

Stock-based compensation expense			600
Issuance of restricted stock	100		(465)	1,184
Restricted stock withheld for employee taxes	(36)		(367)	(432)
Exercise of stock options	129		(915)	1,527

Income tax benefit on stock-based compensation			717
Change in cumulative translation adjustment						(3,117)	$(3,117)
Net income					11,751		11,751
Total comprehensive income							$8,634

Balances, March 31, 2010	36,644	$389	$180,078	$(26,266)	$222,726	$(1,759)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2010 and the results of operations for the three month periods ended March 31, 2010 and 2009, cash flows for the three month periods ended March 31, 2010 and 2009 and changes in shareholders’ equity for the three month period ended March 31, 2010.  The December 31, 2009 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2009 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results for an entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on April 3, 2010.  The first quarters of both 2010 and 2009 included 13 weeks.

2.                Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.5 million and 0.7 million shares for the three months ended March 31, 2010 and 2009, respectively, due to their antidilutive effect.

3.                Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments and is included in the condensed consolidated statement of shareholders’ equity. For the three month periods ended March 31, 2010 and 2009, comprehensive income was $8.6 million and $8.1 million, respectively.

4.                Credit Facilities

The Company maintains a $120.0 million (which may be increased by up to $30.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, all domestic inventories, the United Kingdom headquarters building and the Company’s shares of stock in its domestic and  United Kingdom subsidiaries. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The Company expects to renew this facility in 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures, acquisitions and payments of dividends. The Company was in compliance with all of the covenants as of March 31, 2010. As of March 31, 2010, eligible collateral under the agreement was $120.0 million, total availability was $105.3 million, total outstanding letters of credit was $12.4 million and total outstanding advances were $2.3 million.

The Company’s Inmac-WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by Inmac-WStore accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of March 31, 2010 there was availability under this credit facility of approximately €4.7 million ($6.3 million) and there was €9.9 million ($13.4 million) of outstanding borrowings.

The Company’s WStore UK subsidiary maintains a £2 million secured revolving credit agreement with a financial institution in the United Kingdom which is secured by WStore UK’s accounts receivable balances. Available amounts for borrowing under this facility includes accounts receivable balances less 30% retention. As of March 31, 2010 there was availability under this credit facility of approximately £0.5 million ($0.8 million).

5.                Business Exit Costs

The Company announced plans to exit its Software Solutions segment, in the second quarter of 2009, as the result of economic conditions and difficulties in marketing the segment’s products successfully.

The following table reconciles movement in the associated liabilities incurred from the inception of the plan (in thousands):

	Severance and Personnel Costs	Contract Termination Costs	Other Exit Costs	Total
Balance January 1, 2009	$—	$—	$—	$—
Charged to expense	1,208	1,644	80	2,932
Paid or otherwise settled	(1,208)	(697)	(80)	(1,985)
Balance December 31, 2009	—	947	—	947
Charged to expense	—	36	—	36
Paid or otherwise settled	—	(65)	—	(65)
Balance March 31, 2010	$—	$918	$—	$918

6.                Segment Information

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized into two reportable business segments — Technology Products and Industrial Products. Our Software Solutions segment, which was exited in the second quarter of 2009, is no longer a reportable segment for reporting purposes.. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe.  Except for certain personal computer (“PC”) products that we assemble ourselves and sell under the trademarks Systemax™ and Ultra™, substantially all of our products are manufactured by other companies.  We also sell certain computer-related products manufactured for us to our own design under the trademark Systemax™ and Ultra™.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America. Substantially all of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™.

The Company announced plans to exit its Software Solutions segment during the second quarter of 2009. Substantially all of the third party business activities of the Software Solutions segment have ended. Current and prior year results for Software Solutions are now included in “Corporate and other” below.

The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on operating income, before net interest, foreign exchange gains and losses, internal management fees and income taxes. Corporate costs not identified with the disclosed segments are grouped as “Corporate and other” below.

The chief operating decision-maker reviews assets and makes capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company.

The Company’s Industrial Products and Technology Products segments sell dissimilar products. Industrial products are generally higher in price, lower in volume and higher in product margin. Technology products are generally higher in volume, lower in price and lower in product margin. This results in higher operating margin for the Industrial Products segment. Each segment carries specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle than the Technology Products segment.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended
	March 31
	2010	2009
Net sales:
Technology Products	$860,139	$705,994
Industrial Products	54,531	45,656
Corporate and other	567	618
Consolidated	$915,237	$752,268

Operating income (loss):
Technology Products	$21,755	$22,301
Industrial Products	3,579	2,262
Corporate and other	(4,958)	(9,543)
Consolidated	$20,376	$15,020

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended
	March 31
	2010	2009
Net sales:
United States:
Technology Products	$527,149	$$461,830
Industrial Products	54,531	45,656
Corporate and other	567	618
United States total	582,247	508,104
Other North America (Technology Products)	53,977	40,288
North America total	636,224	548,392
Europe (Technology Products)	279,013	203,876
Consolidated	$915,237	$752,268

Revenues are attributed to countries based on the location of the selling subsidiary.

7.                Legal Proceedings

State of Florida, Office of the Attorney General

On September 4, 2009 the Office of the Attorney General, Department of Legal Affairs for the State of Florida filed a lawsuit against OnRebate.com Inc., TigerDirect Inc. and Systemax Inc. in the Circuit Court of the Eleventh Judicial Court for Miami-Dade County, Florida alleging deceptive and unfair trade practices under Florida law relating to the offering and processing of customer rebates.  The lawsuit seeks injunctive relief, damages, civil penalties and other equitable relief.  The Company denies the allegations in the lawsuit and intends to vigorously defend the case.

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

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in two reportable business segments — Technology Products and Industrial Products.  Our Software Solutions segment, which was exited in the second quarter of 2009, is no longer a reportable segment for reporting purposes. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe.  Except for certain personal computer (“PC”) products that we assemble ourselves and sell under the trademarks Systemax™ and Ultra™, substantially all of our products are manufactured by other companies.  We also sell certain computer-related products manufactured for us to our own design under the trademark Systemax™ and Ultra™. For the three months ended March 31, 2010, Technology products accounted for 94% of our net sales.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Substantially all of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 6% of our net sales for the three months ended March 31, 2010.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. In our Industrial Products segment, we recently deployed an entirely new ecommerce website (www.globalindustrial.com) that we believe is generationally more advanced than the sites of many other companies in the sector.

We announced plans to exit the Software Solutions segment during the second quarter of 2009. See Note 6 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional financial information about our business segments as well as information about our geographic operations.

Our Industrial Products and Technology Products segments sell dissimilar products. Industrial products are generally higher in price, lower in volume and higher in product margin. Technology products are generally higher in volume, lower in price and lower in product margin. This results in higher operating margin for the Industrial Products segment. Each segment carries specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle than the Technology Products segment.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2009 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the discussion of our results of operations we refer to business to business sales, consumer channel sales and period to period constant currency comparisons. Business to business sales are sales made direct to other businesses through managed business relationships, outbound call centers and extranets. Sales in the Industrial Products segment are considered to be business to business sales. Consumer channel sales are sales from retail stores, consumer websites, inbound call centers and television shopping channels. Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2009 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, goodwill and intangible assets, long-lived assets, accruals, income taxes and restructuring charges. The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the application of critical accounting policies or estimates during 2010. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

In October 2009, the FASB issued revised guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all deliverables based on relative selling prices. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. This guidance is effective for fiscal years beginning on or after June 15, 2010. Companies may use either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not believe this amended guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued amended guidance that affects how entities account for revenue arrangements that contain both hardware and software elements.  Products that rely on software will be accounted for under the revised multiple-element arrangement revenue recognition guidance mentioned above rather than software revenue recognition guidance. The revised guidance must be adopted no later than fiscal years beginning on or after June 15, 2010. The transition method and period for the adoption of this guidance and the revisions to the multiple-element arrangements guidance noted above must be the same.  The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Key Performance Indicators (in thousands):

	Three Months Ended
	March 31,		%
	2010	2009	Change
Net sales by segment:
Technology products	$860,139	$705,994	21.8%
Industrial products	54,531	45,656	19.4%
Corporate and other	567	618	(8.3)%
Consolidated net sales	$915,237	752,268	21.7%
Net sales by geography:
North America	$636,224	$548,392	16.0%
Europe	279,013	203,876	36.9%
Consolidated net sales	$915,237	$752,286	21.7%
Consolidated gross margin	13.8%	14.3%	(0.5)%
Consolidated selling, general and administrative costs	$105,865	$92,530	14.4%
Consolidated selling, general and administrative costs as a % of net sales	11.6%	12.3%	(0.7)%
Operating income (loss) by segment:
Technology products	$21,755	22,301	(2.4)%
Industrial products	3,579	2,262	58.2%
Corporate and other	(4,958)	(9,543)	(48.0)%
Consolidated operating income	20,376	15,020	35.7%
Operating margin by segment:
Technology products	2.5%	3.2%	(0.7)%
Industrial products	6.6%	5.0%	1.6%
Consolidated operating margin	2.2%	2.0%	0.2%
Effective income tax rate	37.5%	39.5%	(2.0)%
Net income	$11,751	$8,698	35.1%
Net margin	1.3%	1.2%	0.1%

NET SALES

SEGMENTS

The Technology Products net sales increase is attributable to increased business to business sales worldwide as a result of improved global economic conditions, the purchase of Circuit City assets and the subsequent re-launch of the Circuit City website in mid 2009 and the acquisition of WStore Europe SA (“WStore”) in September 2009. On a constant currency basis and excluding the impact of the WStore acquisition on first quarter 2010 results, Technology Products net sales would have grown 11.6%.

Industrial Products sales, primarily business to business, increased in the first quarter of 2010 as compared to the same period in 2009. The sales increase is attributed to accelerated demand seen for the segment’s products as the result of improved economic conditions in the first quarter 2010. Industrial Products sales also benefited from implemented strategies such as adding additional products to catalogs and websites.

The Company announced plans to exit its Software solutions segment during the second quarter of 2009. Substantially all of the third party business activities of ProfitCenter Software have ended. Current and prior year results for this segment are now included in corporate and other.

GEOGRAPHIES

North American sales benefited from a marked increase in business to business activity during the first quarter of 2010 and a modest increase in consumer channel sales which include results related to the re-launch of the Circuit City website in the second quarter of 2009. On a constant currency basis North American sales would have increased 14.4%.

The trend of declining sales in Europe during 2009 reversed in the first quarter of 2010 as compared to the first quarter of 2009 as global economic conditions improved.  As in North America, European sales benefited from an improvement in business to business sales. On a constant currency basis and excluding the impact of the WStore acquisition on first quarter 2010 results, European sales would have increased 5.7%.

Worldwide consumer-channel revenues were $470.0 million in the first quarter of 2010 compared to $429.8 million in the same period in 2009, an increase of 9.4%. On a constant currency basis and excluding the results of the WStore acquisition on first quarter results, worldwide consumer channel sales grew 1.0%. Worldwide business to business channel sales were $445.2 million in the first quarter of 2010 compared to $322.5 million in the same period in 2009, a 38.0% increase. On a constant currency basis and excluding the results of the WStore acquisition on first quarter results, worldwide consumer channel sales grew 27.2%.  Worldwide business to business sales increased as the result of improved global economic conditions in the first quarter of 2010 and the contribution to results of WStore which was acquired in September 2009. Growth was driven primarily by volume increases in computers, including laptops and netbooks, consumer electronics, including televisions and computer accessories and software.

GROSS MARGIN

The decline in consolidated gross margin resulted primarily from lower prices on certain products and freight incentives in order to both maintain and grow market share and to respond to competitive pricing pressures. The Company expects to continue offering such selective incentives to maintain and grow market share in anticipation of future gross margin expansion.  Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company’s vendors, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses was primarily the result of $9.3 million of increased salary and other related expenses, of which $5.3 million related to the WStore acquisition, $1.4 million of increased rent and related expenses, of which $0.4 million related to the WStore acquisition, $1.3 million of increased depreciation expenses, and $0.9 million of increased credit card fees of which $0.4 million related to WStore and Circuit City acquisitions.

OPERATING MARGIN

The decline in Technology Products operating margin is primarily attributable to the price promotions and freight discounts offered in the quarter and costs related to the WStore integration

The increase in Industrial Products operating margin is attributable to increased sales, resulting from improved economic conditions and the segment’s new product offerings, as well as cost reduction programs originally implemented during 2009.

Corporate and other expenses declined in the quarter primarily as the result of lower payroll and related costs in our corporate overhead departments and lower payroll and operating costs for the Software Solutions business.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

The interest expense increase in 2010 is primarily attributable to the short term debt assumed in the WStore acquisition and interest on capital lease obligations.

INCOME TAXES

The Company’s effective tax rate for the first quarter of 2010 was 37.5% compared to 39.5% in the first quarter of 2009. The lower effective tax rate in 2010 is the result of the Company having a higher percentage of its pretax income in countries with lower tax rates as compared to 2009.

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

Selected liquidity data (in thousands):

	March 31, 2010	December 31, 2009	$ Change
Cash	$37,571	$58,309	$(20,738)
Accounts receivable, net	$241,398	$241,860	$(462)
Inventories, net	$366,967	$365,725	$1,242
Prepaid expenses and other current assets	$14,842	$20,066	$(5,224)
Accounts payable	$315,391	$346,362	$(30,971)
Accrued expenses and other current liabilities	$73,071	$80,945	$(7,874)
Current portion of capitalized lease obligations	$960	$1,029	$(69)
Short term debt	$15,677	$14,168	$1,509
Working capital	$264,718	$250,082	$14,636

Our working capital increased primarily as the result of the cash generated from net income for the period adjusted for non cash charges of approximately $16.6 million, the decreases in accounts receivable and prepaid and other current assets offset by payments in accounts payable and accrued expenses. The reduction in accounts payable balances in the quarter was primarily the result of the Company taking advantage of early pay discounts related to inventory purchases. Our inventory turnover remained relatively consistent at 8.4 times on an annual basis. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

The decrease in cash used in operations during 2010 resulted from changes in our working capital accounts, which used $37.1 million in cash compared to $45.5 million used in 2009, primarily the result of lower inventory purchases in 2010 as compared to last year. Cash generated from net income adjusted by other non-cash items provided $16.6 million during 2010 compared to $13.5 million provided by these items during 2009, primarily as a result of a higher net income in 2010.

Cash flows used in investing activities during 2010 and 2009 were for capital expenditures relating to our retail stores and information technology. Net cash of $3.3 million was provided by financing activities during 2010.  We had borrowings, net of repayments, of approximately $2.0 million and proceeds and excess tax benefits from stock option exercises were approximately $1.3 million. During 2009 net cash of $0.6 million was used in financing activities primarily related to the repayment of capital lease obligations and the repurchase of Company stock.

Under our $120.0 million (which may be increased up to $150.0 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of March 31, 2010, eligible collateral was $120.0 million and total availability was $105.3 million. There were outstanding letters of credit of $12.4 million and there were $2.3 million of outstanding advances as of March 31, 2010. Borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, the Company’s shares of stock in its domestic and United Kingdom subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. We expect to renew this facility in 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of March 31, 2010.

The Company’s WStore subsidiary (See Note 2) maintains a revolving credit agreement with a financial institution in France which is secured by WStore accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of March 31, 2010 there was availability under this credit facility of approximately €4.7 million ($6.3 million) and there was €9.9 million ($13.4 million) of outstanding borrowings.

The Company’s WStore UK subsidiary (See Note 2) maintains a £2 million secured revolving credit agreement with a financial institution in the United Kingdom which is secured by WStore UK’s accounts receivable balances. Available amounts for borrowing under this facility includes accounts receivable balances less 30% retention. As of March 31, 2010 there was availability under this credit facility of approximately £0.5 million ($0.8 million).

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at March 31, 2010 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We anticipate cash needs to support our growth and expansion plans, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, opening of new retail stores, opening of a new distribution center in 2010 and in building out and expanding our existing distribution center facilities and inventory systems.  These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on the our earnings per share. In addition we anticipate cash needs for implementation of financial and retail point of sale systems. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash primarily in money market funds or their equivalent. As of March 31, 2010, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2010 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our credit facilities. As of March 31, 2010, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SYSTEMAX INC.

Date: May 13, 2010	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer