Form 10-Q
period 2010-06-30
SYSTEMAX INC
filed 2010-08-12
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 6, 2010 was 36,677,586.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Current assets:
Cash	$32,783	$58,309
Accounts receivable, net	235,646	241,860
Inventories	380,487	365,725
Prepaid expenses and other current assets	18,998	20,066
Deferred income taxes	8,902	6,626
Total current assets	676,816	692,586

Property, plant and equipment, net	62,622	65,598
Deferred income taxes	6,296	8,564
Goodwill and intangibles	49,836	48,127
Other assets	1,974	2,026
Total assets	$797,544	$816,901

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$316,954	$346,362
Accrued expenses and other current liabilities	75,245	80,945
Short term debt	12,170	14,168
Current portion of capitalized lease obligations	882	1,029
Total current liabilities	405,251	442,504

Capitalized lease obligations, net of current portion	793	1,194
Other liabilities	9,571	8,518
Total liabilities	415,615	452,216

Commitments and contingencies

Shareholders’ equity:
Preferred stock
Common stock	389	389
Additional paid-in capital	180,893	180,508
Treasury stock	(25,872)	(28,545)
Retained earnings	232,176	210,975
Accumulated other comprehensive (loss) income	(5,657)	1,358
Total shareholders’ equity	381,929	364,685

Total liabilities and shareholders’ equity	$797,544	$816,901

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$805,875	$721,599	$1,721,112	$1,473,867
Cost of sales	690,653	614,545	1,479,649	1,259,263
Gross profit	115,222	107,054	241,463	214,604
Selling, general & administrative expenses	99,238	98,385	205,103	190,915
Operating income	15,984	8,669	36,360	23,689
Foreign currency exchange loss (gain)	858	(181)	2,401	600
Interest and other income, net	(129)	(259)	(310)	(544)
Interest expense	237	149	454	307
Income before income taxes	15,018	8,960	33,815	23,326
Provision for income taxes	5,568	2,469	12,614	8,137
Net income	$9,450	$6,491	$21,201	$15,189

Net income per common share:
Basic	$.26	$.18	$.57	$.41
Diluted	$.25	$.17	$.56	$.41

Weighted average shares outstanding:
Basic	36,967	36,683	36,876	36,652
Diluted	37,726	37,340	37,605	37,308

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30
	2010	2009
Cash flows from operating activities:
Net income	$21,201	$15,189
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,809	5,407
(Benefit) provision for deferred income taxes	(168)	185
Provision for returns and doubtful accounts	1,948	1,551
Compensation expense related to equity compensation plans	1,438	1,629
Excess tax benefit from exercises of stock options	(752)	(28)
Loss on dispositions and abandonment	19	86
Changes in operating assets and liabilities:
Accounts receivable	(11,404)	11,828
Inventories	(18,972)	(17,325)
Prepaid expenses and other current assets	3,089	179
Accounts payable, accrued expenses and other current liabilities	(18,256)	(26,404)
Net cash used in operating activities	(15,048)	(7,703)

Cash flows from investing activities:
Purchase of Circuit City Assets	—	(14,494)
Purchases of property, plant and equipment	(8,807)	(6,207)
Proceeds from disposals of property, plant and equipment	3	84
Net cash used in investing activities	(8,804)	(20,617)

Cash flows from financing activities:

Net repayments of revolving credit facilities	(292)	—
Repayments of capital lease obligations	(594)	(291)
Proceeds from issuance of common stock	846	181
Repurchase of common stock	—	(1,174)

Excess tax benefit from exercises of stock options	752	28
Net cash provided by (used in) financing activities	712	(1,256)

Effects of exchange rates on cash	(2,386)	1,532

Net decrease in cash	(25,526)	(28,044)
Cash — beginning of period	58,309	115,967
Cash — end of period	$32,783	$87,923
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$47	$152

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Income (Loss)	Income

Balances, January 1, 2010	36,451	$389	$180,508	$(28,545)	$210,975	$1,358

Stock-based compensation expense			1,318
Issuance of restricted stock	106		(420)	1,259
Restricted stock withheld for employee taxes	(36)		(367)	(432)
Exercise of stock options	156		(999)	1,846

Income tax benefit on stock-based compensation			853
Change in cumulative translation adjustment						(7,015)	$(7,015)
Net income					21,201		21,201
Total comprehensive income							$14,186

Balances, June 30, 2010	36,677	$389	$180,893	$(25,872)	$232,176	$(5,657)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2010 and the results of operations for the three and six month periods ended June 30, 2010 and 2009, cash flows for the six month periods ended June 30, 2010 and 2009 and changes in shareholders’ equity for the six month period ended June 30, 2010.  The December 31, 2009 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2009 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for an entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on July 3, 2010.  The second quarters of both 2010 and 2009 included 13 weeks and the first six months of both 2010 and 2009 included 26 weeks.

2.                Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.1 million and 0.6 million shares for the three months ended June 30, 2010 and 2009, respectively, and 0.5 million and 0.7 million shares for the six months ended June 30, 2010 and 2009, respectively, due to their antidilutive effect.

3.                Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments and is included in the condensed consolidated statement of shareholders’ equity. For the three month periods ended June 30, 2010 and 2009, comprehensive income was $5.6 million and $13.1 million, respectively and for the six month periods ended June 30, 2010 and 2009, comprehensive income was $14.2 million and $21.2 million, respectively.

4.                Credit Facilities

The Company maintains a $120.0 million (which may be increased by up to $30.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The borrowings are secured by all of the Company’s domestic and United Kingdom accounts receivable, all domestic inventories, the United Kingdom headquarters building and the Company’s shares of stock in its domestic and United Kingdom subsidiaries. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. The Company expects to renew this facility in 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures, acquisitions and payments of dividends. The Company was in compliance with all of the covenants as of June 30, 2010. As of June 30, 2010, eligible collateral under the agreement was $120.0 million, total availability was $107.1 million, total outstanding letters of credit was $12.9 million and there were no outstanding advances.

The Company’s Inmac-WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by Inmac-WStore accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of June 30, 2010 there was availability under this credit facility of approximately €3.8 million ($4.8 million) and there was €9.7 million ($12.2 million) of outstanding borrowings.

The Company’s WStore UK subsidiary maintains a £2 million secured revolving credit agreement with a financial institution in the United Kingdom which is secured by WStore UK’s accounts receivable balances. Available amounts for borrowing under this facility includes accounts receivable balances less 30% retention. As of June 30, 2010 there was availability under this credit facility of approximately £0.8 million ($1.2 million). The Company terminated this facility in July 2010.

5.                Business Exit Costs

The Company announced plans to exit its Software Solutions segment, in the second quarter of 2009, as the result of economic conditions and difficulties in marketing the segment’s products successfully. Total charges incurred during the second quarter and six months ended June 30, 2010 were $0.2 million and $0.2 million, respectively. These costs were recorded in selling, general and administrative expenses within the Corporate and Other segment.

The following table reconciles movement in the associated liabilities incurred from the inception of the plan (in thousands):

	Severance and Personnel Costs	Contract Termination Costs	Other Exit Costs	Total
Balance January 1, 2009	$—	$—	$—	$—
Charged to expense	1,208	1,644	80	2,932
Paid or otherwise settled	(1,208)	(697)	(80)	(1,985)
Balance December 31, 2009	—	947	—	947
Charged to expense	—	214	—	214
Paid or otherwise settled	—	(323)	—	(323)
Balance June 30, 2010	$—	$838	$—	$838

In addition, the Company’s WStore France integration is progressing and charges of approximately $3.0 million are anticipated to be incurred for severances and other costs in the second half of 2010.

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net sales:
Technology Products	$743,073	$671,733	$1,603,212	$1,377,727
Industrial Products	62,249	48,848	116,780	94,504
Corporate and Other	553	1,018	1,120	1,636
Consolidated	$805,875	$721,599	$1,721,112	$1,473,867

Operating income (loss):
Technology Products	$15,064	$16,305	$36, 819	$38,606
Industrial Products	6,145	4,043	9,724	6,305
Corporate and Other	(5,225)	(11,679)	(10,183)	(21,222)
Consolidated	$15,984	$8,669	$36,360	$23,689

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net sales:
United States:
Technology Products	$456,134	$457,080	$983,283	$918,910
Industrial Products	62,249	48,848	116,780	94,504
Corporate and Other	553	1,018	1,120	1,636
United States total	518,936	506,946	1,101,183	1,015,050
Other North America (Technology Products)	45,739	40,994	99,716	81,282
North America total	564,675	547,940	1,200,899	1,096,332
Europe (Technology Products)	241,200	173,659	520,213	377,535
Consolidated	$805,875	$721,599	$1,721,112	$1,473,867

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

Other Matters

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial,  employment, tax, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business. In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. These matters are in various stages of investigation and litigation, and are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in two reportable business segments — Technology Products and Industrial Products.  Our Software Solutions segment, which was exited in the second quarter of 2009, is no longer a reportable segment for reporting purposes. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe.  Except for certain personal computer

(“PC”) products that we assemble ourselves and sell under the trademarks Systemax™ and Ultra™, substantially all of our products are manufactured by other companies.  We also sell certain computer-related products manufactured for us to our own design under the trademark Systemax™ and Ultra™. For the six months ended June 30, 2010, Technology products accounted for 93% of our net sales. In April 2010 the Company entered into a lease for a second distribution facility for the North American operations of its Technology Products segment. The facility, located in Jefferson, Georgia, is approximately 459,000 square feet and is leased through April 2030.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Substantially all of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 7% of our net sales for the six months ended June 30, 2010.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. In our Industrial Products segment, we recently deployed an entirely new ecommerce website (www.globalindustrial.com) that we believe is generationally more advanced than the sites of many other companies in the sector.

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

In the discussion of our results of operations we refer to business to business sales, consumer channel sales and period to period constant currency comparisons. Business to business sales are sales made direct to other businesses through managed business relationships, outbound call centers and extranets. Sales in the Industrial Products segment and Corporate and other are considered to be business to business sales. Consumer channel sales are sales from retail stores, consumer websites, inbound call centers and television shopping channels. Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

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

Results of Operations

Three and Six Months Ended June 30, 2010 compared to the Three and Six Months Ended June 30, 2009

Key Performance Indicators (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,
	2010	2009	Change	2010	2009	% Change
Net sales by segment:
Technology products	$743,073	$671,733	10.6%	$1,603,212	$1,377,727	16.4%
Industrial products	62,249	48,848	27.4%	116,780	94,504	23.6%
Corporate and other	553	1,018	(45.7)%	1,120	1,636	(31.5)%
Consolidated net sales	$805,875	721,599	11.7%	$1,721,112	$1,473,867	16.8%
Net sales by geography:
North America	$564,675	$547,940	3.1%	$1,200,899	$1,096,332	9.5%
Europe	241,200	173,659	38.9%	520,213	377,535	37.8%
Consolidated net sales	$805,875	$721,599	11.7%	$1,721,112	$1,473,867	16.8%
Consolidated gross margin	14.3%	14.8%	(0.5)%	14.0%	14.6%	(0.6)%
Consolidated selling, general and administrative costs	$99,238	$98,385	0.9%	$205,103	$190,915	7.4%
Consolidated selling, general and administrative costs as a % of net sales	12.3%	13.6%	(1.3)%	11.9%	13.0%	(1.1)%
Operating income (loss) by segment:
Technology Products	15,064	$16,305	(7.6)%	$36,819	$38,606	(4.6)%
Industrial Products	6,145	$4,043	52.0%	$9,724	$6,305	54.2%
Corporate and other	(5,225)	$(11,679)	55.3%	$(10,183)	$(21,222)	52.0%
Consolidated operating income	$15,984	$8,669	84.4%	$36,360	$23,689	53.5%
Operating margin by segment
Technology Products	2.0%	2.4%	(0.4)%	2.3%	2.8%	(0.5)%
Industrial Products	9.9%	8.3%	1.6%	8.3%	6.7%	1.6%

Consolidated operating margin	2.0%	1.2%	0.8%	2.1%	1.6%	0.5%
Effective income tax rate	37.1%	27.6%	9.5%	37.3%	34.9%	2.4%
Net income	$9,450	$6,491	45.6%	$21,201	15,189	39.6%
Net margin	1.2%	0.9%	0.3%	1.2%	1.0%	0.2%

NET SALES

SEGMENTS

The Technology Products net sales increase for the three and six month periods ended June 30, 2010 is attributable to increased business to business sales worldwide as a result of improved global economic conditions and the acquisition of WStore Europe SA (“WStore”) in September 2009. Consumer channel sales for the three and six month periods ended June 30, 2010 declined, partially offsetting some of the business to business gains. Consumer channel sales benefitted from the purchase of Circuit City assets and the subsequent re-launch of the Circuit City website in mid 2009. On a constant currency basis and excluding the impact of the WStore acquisition on results, Technology Products net sales would have grown 4.2% and 8.0%, respectively, for the three and six month periods ended June 30, 2010.

Industrial Products sales, primarily business to business, increased for the three and six month periods ended June 30, 2010 as compared to the same period in 2009. The sales increase, the majority of which was driven by web sales, is attributed to improved economic conditions in 2010 resulting in increased demand for the segment’s various products as well as an increase in the number of products offered on its website and in its catalogs.

The Company announced plans to exit its Software solutions segment during the second quarter of 2009. Substantially all of the third party business activities of ProfitCenter Software have ended. Current and prior year results for this segment are now included in Corporate and other.

GEOGRAPHIES

North American sales benefited from a marked increase in business to business activity during the second quarter and first six months of 2010, particularly in the Industrial products segment. Growth was offset partially by a decline in consumer channel sales including same store consumer channel sales.  North American sales increased 3.1% and 9.5%, respectively, for the three and six month periods ended June 30, 2010. On a constant currency basis North American sales would have increased 2.1% and 8.3%, respectively, for the three and six month periods ended June 30, 2010.

European sales increased during the second quarter and first six months of 2010 as global economic conditions improved.  European sales benefited from an improvement in business to business sales and the WStore acquisition. Consumer channel sales also grew, though not as strongly as the business to business channel. European sales increased 38.9% and 37.8%, respectively, for the three and six month periods ended June 30, 2010. On a constant currency basis and excluding the impact of the WStore acquisition European sales would have increased 17.0% and 10.8%, respectively, for the three and six month periods ended June 30, 2010.

Worldwide consumer-channel revenues were $388.5 million in the second quarter of 2010 compared to $412.6 million in the same period in 2009, a decrease of 5.8%. On a constant currency basis and excluding the results of the WStore acquisition on second quarter results, worldwide consumer channel sales declined 6.5%. Worldwide business to business channel sales were $417.4 million in the second quarter of 2010 compared to $309.0 million in the same period in 2009, a 35.1% increase. On a constant currency basis and excluding the results of the WStore acquisition on second quarter results, worldwide business to business channel sales grew 22.0%.

Worldwide consumer-channel revenues for the first six months of 2010 were $858.4 million compared to $842.4 million in the same period in 2009, an increase of 1.9%. On a constant currency basis and excluding the results of the WStore acquisition worldwide consumer channel sales declined 2.8%. Worldwide business to business channel sales for the first six months of 2010 were $862.7 million compared to $631.5 million in the same period in 2009, a 36.6% increase. On a constant currency basis and excluding the results of the WStore acquisition worldwide business to business channel sales grew 24.7%.

GROSS MARGIN

The decline in consolidated gross margin for the second quarter and first six months of 2010 resulted primarily from price promotions on certain products, changes in product mix and the offering of freight incentives in order to both maintain and grow market share and to respond to competitive pricing pressures. The Company expects to continue offering such selective incentives to maintain and grow market share in anticipation of future gross margin expansion.  Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company’s vendors, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The expense increase in selling, general and administrative expenses for the second quarter of 2010 was primarily the result of $4.4 million increased salary and related expenses, $0.7 million of increased legal and professional fees, $0.7 million of increased rent and related expenses, offset by savings in catalog expenses of approximately $4.9 million. The WStore acquisition accounted for $5.2 million of these mentioned costs. Included in selling, general and administrative expenses for 2009 are costs related to the former Software Solutions segment.

The expense increase in selling, general and administrative expenses for the first six months of 2010 was primarily the result of $14.2 million increased salary and related expenses, $2.1 million of increased rent and related expenses, $1.3 million of increased credit card fees, $1.0 million of increased computer/telephone maintenance expenses, $0.6 million of increased legal and professional fees, offset by savings in catalog expenses of approximately $8.0 million. The WStore acquisition accounted for $11.8 million of these mentioned costs. Included in selling, general and administrative expenses for 2009 are costs related to the former Software Solutions segment.

OPERATING MARGIN

The decline in Technology Products operating margin in both the second quarter and first six months of 2010 is primarily attributable to the price promotions and freight discounts offered in the quarter and costs related to the WStore integration.

The increase in Industrial Products operating margin in both the second quarter and first six months of 2010 is attributable to increased sales, resulting from improved economic conditions, the segment’s new product offerings, and cost reduction programs originally implemented during 2009.

Corporate and other expenses declined in both the second quarter and first six months of 2010 primarily as the result of lower payroll and related costs in our corporate overhead departments and lower payroll and operating costs related to the former Software Solutions business.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

The interest expense increase in the second quarter and first six months of 2010 is primarily attributable to the short term debt assumed as part of the WStore acquisition and interest on capital lease obligations.

INCOME TAXES

Included in the 2009 effective tax rate is a reversal of tax reserves of approximately $1.0 million as the result of statute expirations. Excluding the tax reserve reversal, the Company’s effective tax rate was 39.3%. The lower effective tax rate in 2010 is primarily the result of a higher percentage of taxable income outside the U.S. where corporate rates for the Company are typically lower.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, fund capital expenditures, including the second North American distribution center for the Technology Products segments, repurchase Company stock, fund special dividends declared by our Board of Directors and fund acquisitions. In addition, in 2010 we anticipate cash needs for costs related to the WStore integration of approximately $3.0 million. We rely principally upon operating cash flow to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions or to significantly increase the pace at which we open retail stores, we would expect to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in thousands):

	June 30, 2010	December 31, 2009	$ Change
Cash	$32,783	$58,309	$(25,526)
Accounts receivable, net	$235,646	$241,860	$(6,214)
Inventories, net	$380,487	$365,725	$14,762
Prepaid expenses and other current assets	$18,998	$20,066	$(1,068)
Accounts payable	$316,954	$346,362	$(29,408)
Accrued expenses and other current liabilities	$75,245	$80,945	$(5,700)
Current portion of capitalized lease obligations	$882	$1,029	$(147)
Short term debt	$12,170	$14,168	$(1,998)
Working capital	$271,565	$250,082	$21,483

Our working capital increased primarily as the result of the cash generated from net income for the period adjusted for non cash charges of approximately $30.5 million offset primarily by inventory purchases. The increase in inventory is the result of increased retail store inventory in 2010. The reduction in accounts payable balances in 2010 was primarily the result of the Company taking advantage of early pay discounts related to inventory purchases. Our inventory turnover remained relatively consistent at 8.2 times on an annual basis. Future accounts receivable and inventory balances will continue to fluctuate with changes in sales volume and the mix of our net sales between consumer and business customers.

The increase in cash used in operations during 2010 resulted from changes in our working capital accounts, which used $45.5 million in cash compared to $31.7 million used in 2009, primarily the result of an increase in inventories. Cash generated from net income adjusted by other non-cash items provided $30.5 million during 2010 compared to $24.0 million provided by these items during 2009, primarily as a result of a higher net income in 2010.

Cash flows used in investing activities during 2010 totaled $8.8 million and was used for capital expenditures relating to our retail stores and information technology. Net cash used in investing activities during 2009 of $20.7 million were primarily used for the CircuitCity.com acquisition and for capital expenditures relating to our information and communications systems hardware.

Net cash of $0.7 million was provided by financing activities for the first six months of 2010. Proceeds and excess tax benefits from stock option exercises provided $1.6 million offset by $0.9 million of repayments of capital lease obligations and net repayments of revolving credit facilities. In the first six months of 2009, we repurchased $1.2 million of common stock and repaid $0.3 million of capital lease obligations. Proceeds and excess tax benefits from stock option exercises provided approximately $0.2 million of cash.

Under our $120.0 million (which may be increased up to $150.0 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of June 30, 2010, eligible collateral was $120.0 million and total availability was $107.1 million. There were outstanding letters of credit of $12.9 million and there were no outstanding advances as of June 30, 2010. Borrowings are secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, the Company’s shares of stock in its domestic and United Kingdom subsidiaries and the Company’s United Kingdom headquarters building. The credit facility expires and the outstanding borrowings thereunder are due on October 26, 2010. We expect to renew this facility in 2010. The revolving credit agreement contains certain financial and other covenants, including maintaining a minimum level of availability and restrictions on capital expenditures and payments of dividends. We were in compliance with all of the covenants under this facility as of June 30, 2010.

The Company’s WStore subsidiary (See Note 4) maintains a revolving credit agreement with a financial institution in France which is secured by WStore accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of June 30, 2010 there was availability under this credit facility of approximately €3.8 million ($4.8 million) and there was €9.7 million ($12.2 million) of outstanding borrowings.

The Company’s WStore UK subsidiary (See Note 4) maintains a £2 million secured revolving credit agreement with a financial institution in the United Kingdom which is secured by WStore UK’s accounts receivable balances. Available amounts for borrowing under this facility includes accounts receivable balances less 30% retention. As of June 30, 2010 there was availability under this credit facility of approximately £0.8 million ($1.2 million). The Company terminated this facility in July 2010.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at June 30, 2010 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We anticipate cash needs to support our growth and expansion plans, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, opening of new retail stores, opening of a new distribution center in 2010 and in building out and expanding our existing distribution center facilities and inventory systems. In addition, in 2010 we anticipate cash needs for costs related to the WStore integration of approximately $3.0 million. These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash and revolving credit resources. We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on the our earnings per share. We believe that our cash balances and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash primarily in money market funds or their equivalent. As of June 30, 2010, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Off-balance Sheet Arrangements and Contractual Obligations.

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

In April 2010 the Company entered into a lease for a second distribution facility for the North American operations of its Technology Products segment. The facility, located in Jefferson, Georgia, is approximately 459,000 square feet and is leased through April 2030.  The following table details the contractual obligation related to this lease (in thousands):

Payments due by period

	2010	2011	2012	2013	2014	After 2014
Distribution facility operating lease	$—	$1,293	$1,573	$1,596	$1,620	$29,110

There were no other material changes to the Company’s contractual obligations from December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2010 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our credit facilities. As of June 30, 2010, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other Matters

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, employment, tax, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. These matters are in various stages of investigation and litigation, and are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.

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

SYSTEMAX INC.

Date: August 12, 2010	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer