Form 10-Q
period 2010-09-30
SYSTEMAX INC
filed 2010-11-12
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 6, 2010 was 36,677,936.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Systemax Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Current assets:
Cash	$30,449	$58,309
Accounts receivable, net	242,803	241,860
Inventories, net	429,365	365,725
Prepaid expenses and other current assets	17,817	20,066
Deferred income taxes	8,940	6,626
Total current assets	729,374	692,586

Property, plant and equipment, net	70,650	65,598
Deferred income taxes	5,110	8,564
Goodwill and intangibles	51,070	48,127
Other assets	2,140	2,026
Total assets	$858,344	$816,901

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$338,995	$346,362
Accrued expenses and other current liabilities	79,490	80,945
Short-term debt	30,425	14,168
Current portion of long term debt	923	1,029
Total current liabilities	449,833	442,504

Long-term debt	1,073	1,194
Other liabilities	11,071	8,518
Total liabilities	461,977	452,216

Commitments and contingencies

Shareholders’ equity:
Preferred stock
Common stock	389	389
Additional paid-in capital	181,341	180,508
Treasury stock	(25,858)	(28,545)
Retained earnings	240,798	210,975
Accumulated other comprehensive (loss) income	(303)	1,358
Total shareholders’ equity	396,367	364,685

Total liabilities and shareholders’ equity	$858,344	$816,901

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$862,705	$753,880	$2,583,817	$2,227,747
Cost of sales	746,013	641,117	2,225,662	1,900,380
Gross profit	116,692	112,763	358,155	327,367
Selling, general & administrative expenses	101,841	92,396	306,601	277,045
Reorganization and other charges	2,855	998	3,198	7,264
Operating income	11,996	19,369	48,356	43,058
Foreign currency exchange (gain) loss	(1,843)	(989)	558	(389)
Interest and other income, net	(106)	(76)	(416)	(620)
Interest expense	199	113	653	420
Income before income taxes	13,746	20,321	47,561	43,647
Provision for income taxes	5,124	7,723	17,738	15,860
Net income	$8,622	$12,598	$29,823	$27,787

Net income per common share:
Basic	$.23	$.34	$.81	$.76
Diluted	$.23	$.34	$.79	$.74

Weighted average shares outstanding:
Basic	37,052	36,703	36,935	36,669
Diluted	37,586	37,319	37,577	37,310

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30
	2010	2009
Cash flows from operating activities:
Net income	$29,823	$27,787
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,480	8,440
Deferred income taxes	(332)	(34)
Provision for returns and doubtful accounts	2,325	3,629
Compensation expense related to equity compensation plans	1,909	2,261
Excess tax benefit from exercises of stock options	(758)	(287)
Loss on dispositions and abandonment	71	88
Changes in operating assets and liabilities:
Accounts receivable	(7,640)	10,368
Inventories	(64,317)	(20,130)
Prepaid expenses and other current assets	3,249	(2,252)
Accounts payable, accrued expenses and other current liabilities	724	(15,632)
Net cash (used in) provided by operating activities	(24,466)	14,238

Cash flows from investing activities:
Purchase of Circuit City Assets	—	(14,494)
Purchase of WStore Europe SA, net of cash acquired	—	924
Purchases of property, plant and equipment	(18,546)	(13,724)
Proceeds from disposals of property, plant and equipment	23	84

Net cash used in investing activities	(18,523)	(27,210)

Cash flows from financing activities:
Proceeds from (payments) against debt facilities, net	16,135	(1,512)
Proceeds from issuance of common stock	851	742
Repurchase of common stock	—	(1,174)
Excess tax benefit from exercises of stock options	758	287
Net cash provided by (used in) financing activities	17,744	(1,657)

Effects of exchange rates on cash	(2,615)	779

Net decrease in cash	(27,860)	(13,850)
Cash — beginning of period	58,309	115,967
Cash — end of period	$30,449	$102,117
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$589	$676

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In thousands)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Income (Loss)	Income

Balances, January 1, 2010	36,451	$389	$180,508	$(28,545)	$210,975	$1,358

Stock-based compensation expense			1,790
Issuance of restricted stock	106		(420)	1,259
Restricted stock withheld for employee taxes	(36)		(367)	(432)
Exercise of stock options	157		(1,009)	1,860

Income tax benefit on stock-based compensation			839
Change in cumulative translation adjustment						(1,661)	$(1,661)
Net income					29,823		29,823
Total comprehensive income							$28,162

Balances, September 30, 2010	36,678	$389	$181,341	$(25,858)	$240,798	$(303)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2010 and the results of operations for the three and nine month periods ended September 30, 2010 and 2009, cash flows for the nine month periods ended September 30, 2010 and 2009 and changes in shareholders’ equity for the nine month period ended September 30, 2010.  The December 31, 2009 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2009 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for an entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarter ended on October 2, 2010.  The third quarters of both 2010 and 2009 included 13 weeks and the first nine months of both 2010 and 2009 included 39 weeks.

2.               Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.6 million and 0.8 million shares for the three months ended September 30, 2010 and 2009, respectively, and 0.8 million and 0.7 million shares for the nine months ended September 30, 2010 and 2009, respectively, due to their antidilutive effect.

3.               Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments and is included in the condensed consolidated statement of shareholders’ equity. For the three month periods ended September 30, 2010 and 2009, comprehensive income was $14.0 million and $13.5 million, respectively and for the nine month periods ended September 30, 2010 and 2009, comprehensive income was $28.2 million and $34.7 million, respectively.

4.               Credit Facilities

At September 30, 2010 the Company had a $120.0 million secured revolving credit agreement with a group of financial institutions which provided for borrowings in the United States and United Kingdom. The borrowings were secured by all of the Company’s domestic and United Kingdom accounts receivable, all domestic inventories, the United Kingdom headquarters building and the Company’s shares of stock in its domestic and United Kingdom subsidiaries. The credit facility expired on October 26, 2010 and the Company entered into an amended and restated revolving credit facility on October 27, 2010. The new facility has a five year term, maturing on October 26, 2015. The new facility is a $125 million revolving credit facility, which may be increased to $200 million subject to certain conditions. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The amended and restated credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The Company was in compliance with all of the covenants of the expired credit agreement in place as of September 30, 2010. As of September 30, 2010, eligible collateral under that agreement was $120.0 million, total availability was $87.7 million, total outstanding letters of credit were $13.0 million and total outstanding advances were $19.3 million. The interest rate under the amended and restated facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.

The Company’s Inmac-WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by Inmac-WStore accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of September 30, 2010 there was availability under this credit facility of approximately €2.3 million ($3.2 million) and there was €8.1 million ($11.2 million) of outstanding borrowings.

The Company’s WStore UK subsidiary maintained a £2 million secured revolving credit agreement with a financial institution in the United Kingdom.  The Company terminated this facility in July 2010.

5.           Recovery Zone Bond

On September 23, 2010, the Company (through a subsidiary) completed a $15,000,000 tax exempt Recovery Zone Facility Bond (the “Bonds”) financing with the Development Authority of Jefferson, Georgia (the “Authority”). The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly. The proceeds of the Bonds are to be used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of all the equipment for the facility is expected to be completed by December 31, 2011. Pursuant to the transaction, the Company will transfer to the Authority for consideration consisting of the Bond proceeds ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As a result of the capital lease treatment for this transaction, the leased equipment will be included in property, plant and equipment in the Company’s consolidated balance sheet. As of September 30, 2010 there were no outstanding obligations under this facility.

6.               Business Exit and Reorganization Costs

Business exit

The Company announced plans to exit its Software Solutions segment, in the second quarter of 2009, as the result of economic conditions and difficulties in marketing the segment’s products successfully. Total charges incurred during the third quarter and nine months ended September 30, 2010 were $0 and $0.2 million, respectively. These costs were recorded in selling, general and administrative expenses within the Corporate and Other segment.

The following table reconciles movement in the associated liabilities incurred from the inception of the plan (in thousands):

	Severance and Personnel Costs	Contract Termination Costs	Other Exit Costs	Total
Balance January 1, 2009	$—	$—	$—	$—
Charged to expense	1,208	1,644	80	2,932
Paid or otherwise settled	(1,208)	(697)	(80)	(1,985)
Balance December 31, 2009	—	947	—	947
Charged to expense	—	214	—	214
Paid or otherwise settled	—	(507)	—	(507)
Balance September 30, 2010	$—	$654	$—	$654

Reorganization

In 2010 the Company’s WStore France subsidiary has incurred integration related charges of approximately $3.2 million ($2.9 million in the third quarter of 2010) for severances and other costs related to the merger of its Misco and WStore operations. These costs were recorded in selling, general and administrative expenses within the Technology Products segment. The Company anticipates incurring minimal additional costs related to this integration.

The following table details the associated liabilities incurred related to this plan (in thousands):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2010	$—	$—	$—
Charged to expense	2,994	204	3,198
Paid or otherwise settled	(1,011)	(204)	(1,215)
Balance September 30, 2010	$1,983	$—	$1,983

7.               Segment Information

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized into two reportable business segments — Technology Products and Industrial Products. Our Software Solutions segment, which was exited in the second quarter of 2009, is no longer a reportable segment for reporting purposes and is included in the Corporate and Other segment. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe.  Most of the products we sell are manufactured by other companies.  We also sell certain computer-related products manufactured by us or for us to our own design, under various trademarks.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under various trademarks.

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net sales:
Technology Products	$794,246	$701,429	$2,397,458	$2,079,156
Industrial Products	67,821	52,014	184,601	146,518
Corporate and Other	638	437	1,758	2,073
Consolidated	$862,705	$753,880	$2,583,817	$2,227,747

Operating income (loss):
Technology Products	$8,505	$21,958	$45,324	$60,564
Industrial Products	7,915	3,587	17,639	9,892
Corporate and other expenses	(4,424)	(6,176)	(14,607)	(27,398)
Consolidated	$11,996	$19,369	$48,356	$43,058

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net sales:
United States
Technology Products	$496,428	$450,642	$1,479,711	$1,369,552
Industrial Products	67,821	52,014	184,601	146,518
Corporate and Other	638	437	1,758	2,073
United States total	564,887	503,093	1,666,070	1,518,143
Other North America (Technology Products)	51,868	49,032	151,584	130,314
North America total	616,755	552,125	1,817,654	1,648,457
Europe (Technology Products)	245,950	201,755	766,163	579,290
Consolidated	$862,705	$753,880	$2,583,817	$2,227,747

Revenues are attributed to countries based on the location of the selling subsidiary.

8.               Legal Proceedings

State of Florida, Office of the Attorney General

On September 4, 2009 the Office of the Attorney General, Department of Legal Affairs for the State of Florida (the “Florida AG’s Office”) filed a lawsuit against OnRebate.com Inc., TigerDirect Inc. and Systemax Inc. in the Circuit Court of the Eleventh Judicial Court for Miami-Dade County, Florida alleging deceptive and unfair trade practices under Florida law relating to the offering and processing of customer rebates primarily during 2005 and 2006.  The lawsuit sought injunctive relief, damages, civil penalties and other equitable relief.  The Company denied the allegations in the lawsuit. On October 26, 2010 the Company entered into a settlement agreement with the Florida AG’s Office.  Pursuant to this settlement agreement the lawsuit is being dismissed and the Company admitted no wrongdoing but agreed to reimburse the Florida AG’s Office for its legal and investigative costs and to make a charitable contribution to a Florida-based charitable organization (collectively the “Settlement Payments”). The Settlement Payments are not material to the Company.

Other Matters

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.

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

Overview

Systemax is primarily a direct marketer of brand name and private label products. In recent years, the Company has expanded into selling its products in “brick and mortar” retail stores.  Our operations are organized in two reportable business segments — Technology Products and Industrial Products.  Our Software Solutions segment, which was exited in the second quarter of 2009, is no longer a reportable segment for reporting purposes. Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. Most of the products we sell are manufactured by other companies.  We also sell certain computer-related products manufactured by us or for us to our own design, under various trademarks. For the nine months ended September 30, 2010, Technology products accounted for 93% of our net sales. In April 2010, the Company entered into a lease for a second distribution facility for the North American operations of its Technology Products segment. The facility, located in Jefferson, Georgia, is approximately 459,000 square feet and is leased through April 2030.

Our Industrial Products segment sells a wide array of material handling equipment, storage equipment and consumable industrial items which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the various trademarks. Industrial products accounted for 7% of our net sales for the nine months ended September 30, 2010.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. In our Industrial Products segment, we recently deployed an entirely new ecommerce website (www.globalindustrial.com) that allows us to effectively market many more products than historically was the case and which we believe is generationally more advanced than the sites of many other companies in the sector.

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

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and restructuring charges. The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the application of critical accounting policies or estimates during 2010. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

In October 2009, the FASB issued revised guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all deliverables based on relative selling prices. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. This guidance is effective for fiscal years beginning on or after September 15, 2010. Companies may use either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not believe this amended guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued amended guidance that affects how entities account for revenue arrangements that contain both hardware and software elements.  Products that rely on software will be accounted for under the revised multiple-element arrangement revenue recognition guidance mentioned above rather than software revenue recognition guidance. The revised guidance must be adopted no later than fiscal years beginning on or after September 15, 2010. The transition method and period for the adoption of this guidance and the revisions to the multiple-element arrangements guidance noted above must be the same.  The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

Results of Operations

Three and Nine Months Ended September 30, 2010 compared to the Three and Nine Months Ended September 30, 2009

Key Performance Indicators (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,
	2010	2009	Change	2010	2009	% Change
Net sales by segment:
Technology products	$794,246	$701,429	13.2%	$2,397,458	$2,079,156	15.3%
Industrial products	67,821	52,014	30.4%	184,601	146,518	26.0%
Corporate and other	638	437	46.0%	1,758	2,073	(15.2)%
Consolidated net sales	$862,705	$753,880	14.4%	$2,583,817	$2,227,747	16.0%
Net sales by geography:
North America	$616,755	$552,125	11.7%	$1,817,654	$1,648,457	10.3%
Europe	245,950	201,755	21.9%	766,163	579,290	32.3%
Consolidated net sales	$862,705	$753,880	14.4%	$2,583,817	$2,227,747	16.0%
Net sales by channel
Consumer	$427,536	$404,368	5.7%	$1,285,988	$1,246,771	3.1%
Business to business	$435,169	$349,512	24.5%	$1,297,829	$980,976	32.3%
Consolidated net sales	$862,705	$753,880	14.4%	$2,583,817	$2,227,747	16.0%
Consolidated gross margin	13.5%	15.0%	(1.5)%	13.9%	14.7%	(0.8)%
Consolidated selling, general and administrative costs	$104,696	$93,394	12.1%	$309,799	$284,309	9.0%
Consolidated selling, general and administrative costs as a % of net sales	12.1%	12.4%	(0.3)%	12.0%	12.8%	(0.8)%
Operating income (loss) by segment:
Technology Products	$8,505	$21,958	(61.3)%	$45,324	$60,564	(25.2)%
Industrial Products	$7,915	$3,587	120.7%	$17,639	$9,892	78.3%
Corporate and other	$(4,424)	$(6,176)	(28.4)%	$(14,607)	$(27,398)	(46.7)%
Consolidated operating income	$11,996	$19,369	(38.1)%	$48,356	$43,058	12.3%
Operating margin by segment
Technology Products	1.1%	3.1%	(2.0)%	1.9%	2.9%	(1.0)%
Industrial Products	11.7%	6.9%	4.8%	9.6%	6.8%	2.8%

Consolidated operating margin	1.4%	2.6%	(1.2)%	1.9%	1.9%	—
Effective income tax rate	37.3%	38.0%	(0.7)%	37.3%	36.3%	1.0%
Net income	$8,622	$12,598	(31.6)%	$29,823	$27,787	7.3%
Net margin	1.0%	1.7%	(0.7)%	1.2%	1.3%	(0.1)%

NET SALES

SEGMENTS

The Technology Products net sales increase for the three and nine month periods ended September 30, 2010 is attributable to increased business to business and consumer channel sales worldwide as a result of improved global economic conditions, the expansion of the number of our retail stores in the United States and the acquisition of WStore Europe SA (“WStore”) in September 2009. On a constant currency basis and excluding the impact of the WStore acquisition on results, Technology Products net sales would have grown 9.3% and 8.4%, respectively, for the three and nine month periods ended September 30, 2010.

Industrial Products sales, primarily business to business, increased for the three and nine month periods ended September 30, 2010 as compared to the same period in 2009. The sales increase, the majority of which was driven by web sales, is attributable to improved economic conditions in North America in 2010 resulting in increased demand for the segment’s various products as well as an increase in the number of products offered on its website and in its catalogs.

The Company announced plans to exit its Software solutions segment during the second quarter of 2009. Substantially all of the third party business activities of ProfitCenter Software have ended. Current and prior year results for this segment are now included in Corporate and other.

GEOGRAPHIES

North American sales benefited from a marked increase in business to business activity during the third quarter and nine months of 2010 in both the Technology Products and Industrial products segments as a result of improved economic conditions in North America. North American sales also benefited from an expansion of the number of our retail stores in the United States, offset partially by slower growth in consumer web sales. On a constant currency basis North American sales would have increased 11.2% and 9.3%, respectively, for the three and nine month periods ended September 30, 2010.

European sales benefited from an increase in business to business sales during the third quarter and nine months of 2010 as global economic conditions improved.  European sales also benefited from the WStore acquisition completed in September 2009. Consumer channel sales also grew, though not as strongly as the business to business channel. On a constant currency basis and excluding the impact of the WStore acquisition European sales would have increased 10.0% and 10.6%, respectively, for the three and nine month periods ended September 30, 2010.

CHANNEL SALES

Worldwide consumer-channel sales increases in the quarter and first nine months ended September 30 was primarily the result of an increase in the number of retail stores in North America partially offset by consumer weakness in Europe. On a constant currency basis and excluding the results of the WStore acquisition on third quarter results, worldwide consumer channel sales increased 5.5%. On a constant currency basis and excluding the results of the WStore acquisition worldwide consumer channel sales increased 2.1% for the first nine months of 2010.

Worldwide business to business channel sales increases in the quarter and first nine months ended September 30 was primarily the result of an improvement in global economic conditions and the acquisition of WStore. On a constant currency basis and excluding the results of the WStore acquisition on third quarter results, worldwide business to business channel sales grew 17.5%. On a constant currency basis and excluding the results of the WStore acquisition worldwide business to business channel sales grew 18.9% for the first nine months of 2010.

GROSS MARGIN

The decline in consolidated gross margin for the third quarter and nine months of 2010 resulted primarily from freight discounts offered on the Company’s North American websites, North American consumer related product margin contraction, start up costs related to the opening of a new distribution center in North America partially offset by improvement in gross profit in Europe and in Industrial Products.  Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company’s vendors, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES/REORGANIZATION AND OTHER CHARGES

The increase in selling, general and administrative expenses for the third quarter of 2010 was primarily the result of $8.2 million increased salary and related expenses, $1.6 million of increased rent and related expenses, offset by savings in catalog expenses of approximately $0.9 million. Retail expansion in the United States and having WStore results in for the full quarter in 2010 were primary drivers of the cost increases in 2010. WStore integration related costs accounted for $2.9 million of these aforementioned costs. Included in selling, general and administrative expenses for 2009 are costs related to the former Software Solutions segment.

The increase in selling, general and administrative expenses for the first nine months of 2010 was primarily the result of $22.4 million of increased salary and related expenses, $3.7 million of increased rent and related expenses, $2.1 million of increased credit card fees, $2.0 million of increased depreciation and amortization charges, $1.4 million of increased computer/telephone maintenance expenses, offset by savings in catalog expenses of approximately $8.9 million. WStore integration related costs accounted for $3.2 million of these aforementioned costs. Included in selling, general and administrative expenses for 2009 are costs related to the former Software Solutions segment.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

The interest expense increase in the third quarter and nine months of 2010 is primarily attributable to the short term debt assumed as part of the WStore acquisition, revolving credit balances in the United States and interest on capital lease obligations. Interest expense for 2009 is primarily interest on capital lease obligations.

INCOME TAXES

Included in the 2010 effective tax rate is a foreign tax credit benefit of approximately $0.5 million. Excluding this benefit the Company’s effective tax rate would have been 38.3%. Included in the 2009 effective tax rate is a reversal of tax reserves of approximately $1.0 million as the result of statute expirations. Excluding the tax reserve reversal, the Company’s effective tax rate would have been 38.7%.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, fund capital expenditures, including the second North American distribution center for the Technology Products segments, repurchase Company stock, fund special dividends declared by our Board of Directors and fund acquisitions. We rely principally upon operating cash flow to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions or to significantly increase the pace at which we open retail stores, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in thousands):

	September 30, 2010	December 31, 2009	$ Change
Cash	$30,449	$58,309	$(27,860)
Accounts receivable, net	$242,803	$241,860	$943
Inventories, net	$429,365	$365,725	$63,640
Prepaid expenses and other current assets	$17,817	$20,066	$(2,249)
Accounts payable	$338,995	$346,362	$(7,367)
Accrued expenses and other current liabilities	$79,490	$80,945	$(1,455)
Current portion of capitalized lease obligations	$923	$1,029	$(106)
Short term debt	$30,425	$14,168	$16,257
Working capital	$279,541	$250,082	$29,459

Our working capital increased primarily as the result of the cash generated from net income for the period adjusted for non cash charges of approximately $43.5 million offset primarily by inventory purchases. The increase in inventory is the result of increased retail store inventory in 2010 and the opening of a new distribution facility for Technology Products in the third quarter of 2010. Our inventory turnover remained relatively consistent at 7.3 times on an annual basis compared to 7.8 times in the same period in 2009. Future inventory and accounts receivable balances will continue to fluctuate with stocking needs for our new distribution facility and new retail stores, changes in sales volume and the mix of our net sales between consumer and business customers.

The increase in cash used in operations during 2010 resulted from changes in our working capital accounts, which used $68.0 million in cash compared to $27.6 million used in 2009, primarily the result of an increase in inventories related to the additional retail stores and distribution center in the United States. Cash generated from net income adjusted by other non-cash items provided $43.5 million during 2010 compared to $41.9 million provided by these items during 2009, primarily as a result of a higher net income in 2010.

Cash flows used in investing activities during 2010 totaled $18.5 million and was used for capital expenditures relating to our retail stores, information technology and new distribution center. Net cash used in investing activities during 2009 of $27.2 million was used for the CircuitCity.com and WStore acquisitions and for capital expenditures relating to retail stores and information technology.

Net cash of $17.7 million was provided by financing activities for the first nine months of 2010. Net proceeds from credit facilities provided $16.1 million and proceeds and excess tax benefits from stock option exercises provided $1.6 million. In the first nine months of 2009, we repurchased $1.2 million of common stock and repaid $1.5 million of bank borrowings and capital lease obligations. Proceeds and excess tax benefits from stock option exercises provided approximately $1.0 million of cash.

Under our previous $120.0 million (which may be increased up to $150.0 million, subject to certain conditions) secured revolving credit agreement for borrowings in the United States and United Kingdom, as of September 30, 2010, eligible collateral was $120.0 million and total availability was $87.7 million. There were outstanding letters of credit of $13.0 million and $19.3 million of outstanding advances as of September 30, 2010. Borrowings were secured by all of the domestic and United Kingdom accounts receivable, the domestic inventories of the Company, the Company’s shares of stock in its domestic and United Kingdom subsidiaries and the Company’s United Kingdom headquarters building. This credit facility expired on October 26, 2010 and the Company entered into an amended and restated revolving credit facility on October 27, 2010. The new facility has a five year term, maturing on October 26, 2015. The new facility is a $125 million revolving credit facility, which may be increased to $200 million subject to certain conditions. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.   The amended and restated credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The Company was in compliance with all of the covenants of the expired credit agreement in place as of September 30, 2010. As of September 30, 2010, eligible collateral under that agreement was $120.0 million, total availability was $87.7 million, total outstanding letters of credit were $13.0 million and total outstanding advances were $19.3 million.  The interest rate under the amended and restated facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. We were in compliance with all of the covenants of the expired credit agreement in place as of September 30, 2010.

The Company’s WStore subsidiary (See Note 4) maintains a revolving credit agreement with a financial institution in France which is secured by WStore accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of September 30, 2010 there was availability under this credit facility of approximately €2.3 million ($3.2 million) and there was €8.1 million ($11.2 million) of outstanding borrowings.

The Company’s WStore UK subsidiary (See Note 4) maintained £2 million secured revolving credit agreement with a financial institution in the United Kingdom.  The Company terminated this facility in July 2010.

On September 23, 2010, the Company (through a subsidiary) completed a $15,000,000 tax exempt Recovery Zone Facility Bond (the “Bonds”) financing with the Development Authority of Jefferson, Georgia (the “Authority”). The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly. The proceeds of the Bonds are to be used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of all the equipment for the facility is expected to be completed by December 31, 2011. Pursuant to the transaction, the Company will transfer to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As a result of the capital lease treatment for this transaction, the leased equipment will be included in property, plant and equipment in the Company’s consolidated balance sheet. As of September 30, 2010 there were no outstanding obligations under this facility. Drawings as of the date of this filing were approximately $5.4 million.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at September 30, 2010 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have minimal debt.

We anticipate cash needs to support our growth and expansion plans, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, opening of new retail stores, stocking of the new distribution center in 2010 and in building out and expanding our existing distribution center facilities and inventory systems. In addition, in 2010 we anticipate cash needs for costs related to the WStore integration. These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash and revolving credit resources. We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on the our earnings per share.

We maintain our cash primarily in money market funds or their equivalent. As of September 30, 2010, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2010 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our credit facilities. As of September 30, 2010, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

State of Florida, Office of the Attorney General

On September 4, 2009 the Office of the Attorney General, Department of Legal Affairs for the State of Florida (the “Florida AG’s Office”) filed a lawsuit against OnRebate.com Inc., TigerDirect Inc. and Systemax Inc. in the Circuit Court of the Eleventh Judicial Court for Miami-Dade County, Florida alleging deceptive and unfair trade practices under Florida law relating to the offering and processing of customer rebates primarily during 2005 and 2006.  The lawsuit sought injunctive relief, damages, civil penalties and other equitable relief.  The Company denies the allegations in the lawsuit. On October 26, 2010 the Company entered into a settlement agreement with the Florida AG’s Office. Pursuant to this settlement agreement the lawsuit is being dismissed and the Company admitted no wrongdoing but agreed to reimburse the Florida AG’s Office for its legal and investigative costs and to make a charitable contribution to a Florida-based charitable organization (collectively the “Settlement Payments”). The Settlement Payments are not material to the Company.

Other Matters

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.

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

SYSTEMAX INC.

Date: November 10, 2010	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer