Form 10-K
period 2010-12-31
SYSTEMAX INC
filed 2011-03-17
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $158,673,326. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 4, 2011 was 36,791,488 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2011 annual meeting of stockholders are incorporated by reference in Part III hereof.

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
•
general economic conditions, such as decreased consumer confidence and spending, reductions in manufacturing capacity, and inflation could result in our failure to achieve our historical sales growth rates and profit level

•	the markets for our products and services are extremely competitive and if we are unable to successfully respond to our competitors’ strategies our sales and gross margins will be adversely affected
•	state sales tax laws may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws do not require us to do so
•	goodwill and intangible assets may become impaired resulting in a charge to earnings
•
our substantial international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements, political uncertainty and the management of our growing international operations

•	managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors
•	effective management of our rapid growth in retail stores in North America
•	meeting credit card industry compliance standards in order to maintain our ability to accept credit cards
•	significant changes in the computer products retail industry, especially relating to the distribution and sale of such products
•	timely availability of existing and new products
•	risks associated with delivery of merchandise to customers by utilizing common delivery services
•	the effect on us of volatility in the price of paper and periodic increases in postage rates
•	borrowing costs or availability
•	pending or threatened litigation and investigations
•	the availability of key personnel
•	the continuation of key vendor relationships
•	the operation of the Company’s management information systems
•	the ability to maintain satisfactory credit arrangements

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis. Technology Products accounted for 93%, 94% and 92% of our net sales in 2010, 2009 and 2008, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis. Industrial products accounted for 7%, 6% and 8% of our net sales in 2010, 2009 and 2008, respectively.

The Company announced plans to exit its Software Solutions segment in June 2009 as the result of economic conditions and difficulties in marketing the segment’s products successfully (See Note 7 to the Consolidated Financial Statements included in Item 15 of this Form 10-K.).  The Software Solutions segment participated in the emerging market for on-demand, web-based business software applications through the marketing of its PCS ProfitCenter Software™ application. Substantially all of the third party business activities of the Software Solutions segment have ended. Current and prior year results of Software Solutions are now included in “Corporate and other”.

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

Products offered by our Technology Products segment include individual technology products in the following categories:  computers; computer parts; TV and video; audio; cameras and camcorders; car and GPS; cellphones; software; video games; home and office; and other products.

We assemble our private label PCs in our ISO-9001:2008 certified facility in Fletcher, Ohio. We purchase components and subassemblies from suppliers in the United States as well as overseas. Certain parts and components for our PCs are obtained from a limited group of suppliers.  We also utilize licensed technology and computer software in the assembly of our PCs. For a discussion of risks associated with these licenses and suppliers, see Item 1A, Risk Factors.

Products offered by our Industrial  Products segment include individual industrial products in the following categories:  material handling; storage and shelving; workbench & shop desks; packaging and supplies; furniture and office; foodservice and appliances; janitorial and maintenance; tools and instruments; fasteners and hardware; motors and power transmission; HVAC/R and fans; electrical and bulbs; plumbing supplies; and safety and medical items.

Sales and Marketing

We market our products to both individual consumers and business customers. Our business customers include for-profit businesses, educational organizations and government entities. We have developed numerous proprietary customer and prospect databases.

To reach our individual consumer customers, we use online methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in the most cost-effective manner. We combine our use of e-commerce initiatives with catalog mailings, which generate online orders and calls to inbound sales representatives. These sales representatives use our information and distribution systems to fulfill orders and explore additional customer product needs. Sales to individual consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales. We have also successfully increased our sales to individual consumers by using retail outlet stores. Over the past several years, the Company has expanded its brick and mortar retail operations through the CompUSA acquisition and by opening new stores.

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

E-commerce

The worldwide growth in active internet users has made e-commerce a significant opportunity for sales growth.

The increase in our internet-related sales enables us to leverage our advertising spending. We currently operate multiple e-commerce sites, including:

North America	Europe

www.tigerdirect.com	www.misco.co.uk
www.compusa.com	www.misco.de
www.circuitcity.com	www.misco.fr
www.compusagoved.com	www.misco.nl
www.compusabusiness.com	www.misco.it
www.tigerdirect.ca	www.misco.es
www.infotelusa.com	www.misco.se
www.globalcomputer.com	www.misco.at
www.globalgoved.com	www.misco.ch
www.systemaxpc.com	www.misco.be
www.globalindustrial.com	www.misco.ie
www.globalindustrial.ca	www.wstore.co.uk
www.inmac-wstore.com
www.dealopro.com

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

Catalogs

We currently produce a total of 16 full-line or direct mail publications in North America and Europe under distinct titles. Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Global Computer Supplies™, TigerDirect.ca™, Misco®, Global Industrial™, Nexel™ and Inmac WStore®.  We mail catalogs to both businesses and individual consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-entry. Our in-house staff designs all of our catalogs, which reduces overall catalog expense and shortens catalog production time. Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies of scale in catalog production.

Continuing our focus on internet advertising, the distribution of our catalogs decreased to 33 million in 2010, which was 28.3% less than in the prior year. In 2010, we mailed approximately 26 million catalogs in North America, a 32.1% decrease from last year and approximately 7 million catalogs in Europe, or 9.7% fewer than mailed in 2009.

Customer Service, Order Fulfillment and Support

We receive orders through the internet, by telephone, electronic data interchange and by fax. We generally provide toll-free telephone number access for our customers in countries where it is customary. Certain domestic call centers are linked to provide telephone backup in the event of a disruption in phone service.

Certain of our products are carried in stock, and orders for such products are fulfilled on a timely basis directly from our distribution centers, typically within one day of the order. We utilize numerous sales and distribution facilities in North America and Europe. Orders are generally shipped by third-party delivery services. We maintain relationships with a number of large distributors in North America and Europe that also deliver products directly to our customers.

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

Suppliers

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. In 2010, one vendor accounted for 10.0% of our purchases. One vendor accounted for 12.0% and another vendor accounted for 11.3% of our purchases in 2009 and one vendor accounted for 12.0% in 2008. The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

Certain private label products are manufactured by third parties to our specifications.

Competition and Other Market Factors

Technology Products

The North American and European technology product markets are highly competitive, with many U.S., Asian and European companies vying for market share.  There are few barriers to entry, with these products being sold through multiple channels of distribution, including direct marketers, local and national retail computer stores, computer resellers, mass merchants, over the internet and by computer and office supply superstores.

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

Conditions in the market for technology products remaining highly competitive, characterized by prevalent discounting of product sales price as well as free or highly discounted freight offerings to our customers.  These actions have and may continue to adversely affect our revenues and profits. Additionally, we rely in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability. There is no assurance that the rapid rate of such technological advances and product development will continue.

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

Software Solutions

In June 2009, the Company announced plans to exit the Software Solutions segment as the result of economic conditions and difficulties in marketing the segment’s products successfully (See Note 7 to the Consolidated Financial Statements included in Item 15 of this Form 10-K). The Software Solutions segment participated in the emerging market for on-demand, web-based business software applications through the marketing of its PCS ProfitCenter Software™ application. Substantially all of the third party business activities of the Software Solutions segments ended as of December 31, 2009. Current and prior year results of Software Solutions are now included in ‘Corporate and other”.

Employees

As of December 31, 2010, we employed a total of approximately 5,600 employees, of whom 4,200 were in North America and 1,400 were in Europe.

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

Financial Information About Foreign and Domestic Operations

We conduct our business in North America (the United States, Puerto Rico and Canada) and Europe.  Approximately 35.9%, 33.5% and 37.9% of our net sales during 2010, 2009 and 2008, respectively were made by subsidiaries located outside of the United States. For information pertaining to our international operations, see Note 11, “Segment and Related Information,” to the Consolidated Financial Statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations in those two geographic markets (in thousands):

	North America	Europe	Total
2010
Net sales	$2,543,014	$1,046,975	$3,589,989
Operating income	$47,739	$21,006	$68,745
Identifiable assets	$665,686	$228,414	$894,100

2009
Net sales	$2,317,475	$848,520	$3,165,995
Operating income	$62,308	$11,321	$73,629
Identifiable assets	$591,990	$224,911	$816,901

2008
Net sales	$2,092,372	$940,589	$3,032,961
Operating income	$62,513	$21,099	$83,612
Identifiable assets	$552,459	$149,994	$702,453

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

Current economic conditions may cause the loss of consumer confidence in the Company’s markets which may result in a decrease of spending in the categories of products we sell. With conditions in the market for technology products remaining highly competitive, reductions in our selling prices, as we experienced in 2010 and 2009, would adversely affect our revenues and profits.  It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity or allocations to their customers creating shortages of product. Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism. Our consolidated results of operations are directly affected by economic conditions in North America and Europe. We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and maintain our margins, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect our sales, prices and profitability as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

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

We may not be able to compete effectively with current or future competitors. The markets for our products and services are intensely competitive and subject to constant technological change. We expect this competition to further intensify in the future. Competitive factors include price, availability, service and support. We compete with a wide variety of other resellers and retailers, including internet marketers, as well as manufacturers. Many of our competitors are larger companies with greater financial, marketing and product development resources than ours. The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets. We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. In addition, new competitors may enter our markets. This may place us at a disadvantage in responding to competitors’ pricing strategies, technological advances and other initiatives, resulting in our inability to increase our revenues or maintain our gross margins in the future.

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

Our United States subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence or in which we believe nexus exists which obligates us to collect sales tax. Other states may, from time to time, claim that we have state-related activities constituting a sufficient nexus to require such collection. Additionally, many other states seek to impose sales tax collection or reporting obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents. We rely on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection or reporting obligations on all e-commerce and/or direct mail transactions. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.

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

We rely on a variety of information and telecommunications systems in our operations. Our success is dependent in large part on the accuracy and proper use of our information systems, including our telecommunications systems. To manage our growth, we continually evaluate the adequacy of our existing systems and procedures. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information systems, including software and hardware, as we grow and the needs of our business change.  In particular, our primary financial system is being replaced currently. The occurrence of a significant system failure, electrical or telecommunications outages or our failure to expand or successfully implement new systems could have a material adverse effect on our results of operations.

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

We purchase substantially all of our technology products from major distributors and directly from large manufacturers who may deliver those products directly to our customers. These relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory. The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

We purchase a number of our products from vendors outside of the United States. Difficulties encountered by one or several of these suppliers could halt or disrupt production and delay completion or cause the cancellation of our orders. Delays or interruptions in the transportation network could result in loss or delay of timely receipt of product required to fulfill customer orders. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S.  Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, outbreaks of pandemics and other factors relating to foreign trade are beyond our control.  These and other issues affecting our vendors could materially adversely affect our revenue and gross profit.

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
We currently offer a wide variety of products manufactured in Japan or utilizing Japanese components. In this regard, the recent and still unfolding events in Japan could adversely impact our ability to source products manufactured in Japan as well as products manufactured elsewhere utilizing Japanese components, and such events are expected to result in higher prices for available products. If we are unable to source such products, procure alternative product sources or pass along such price increases, our sales and margins could be materially adversely affected.

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

For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales (Europe, Canada and Puerto Rico) accounted for approximately 35.9% of our revenue during 2010.  To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

We require significant levels of capital in our business to finance accounts receivable and inventory. We maintain credit facilities in the United States and in Europe to finance increases in our working capital if available cash is insufficient.  The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines. In addition, in recent years global financial markets have experienced diminished liquidity and lending constraints. Our ability to obtain future and/or increased financing to satisfy our requirements as our business expands could be adversely affected by economic and market conditions, credit availability and lender perception of our Company and industry .. However, we currently have no reason to believe that we will not be able to renew or replace our facilities when they reach maturity.

•
We have experienced rapid growth in retail stores in North America and to maintain their profitability we must effectively manage our growth and cost structure, such as inventory needs, point of sales systems, personnel and lease expense.

We have 41 retail stores in North America at December 31, 2010. The Company needs to effectively manage its cost structure in order to maintain profitability including the additional inventory needs, retail point of sales IT systems, retail personnel and leased facilities. Future growth in retail will also be dependent on the ability to attract customers and build brand loyalty. The retail computer and consumer electronics business is highly competitive and has narrow gross margins. If we fail to manage our growth and cost structure while maintaining high levels of service and meeting competitive pressures adequately, our business plan  may not be achieved and may lead to reduced profitability.

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

The computer and consumer electronics industry is highly price competitive and gross profit margins are narrow and variable. The Company’s ability to further reduce prices in reaction to competitive pressure is limited. Additionally, gross margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and or price protection programs, product return rights, and product mix. Pricing pressure continued to be prevalent in 2010 as a result of the significant decline in economic activity in the markets we serve and we expect this to continue during this or any period of sustained economic decline. We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines. If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

•
We would be exposed to liability, including substantial fines and penalties and, in extreme cases, loss of our ability to accept credit cards, in the event our privacy and data security policies and procedures are inadequate to prevent security breaches of our consumer personal information and credit card information records.

In processing our sales orders we often collect personal information and credit card information from our customers. The Company has privacy and data security policies in place which are designed to prevent security breaches, however, if a third party or a rogue employee or employees are able to bypass our network security or otherwise compromise our customers’ personal information or credit card information, we could be subject to liability. This liability may include claims for identity theft, unauthorized purchases and claims alleging misrepresentation of our privacy and data security practices or other related claims. Further, the Company has not yet achieved full compliance with the Payment Card Industry (“PCI”) security standards. Without full compliance, any breach involving the loss of credit card information may lead to PCI related fines of up to $500,000. In the event of a severe breach credit card providers may prevent the accepting of credit cards. Any such liability related to the aforementioned risks could lead to reduced profitability and damage our brand(s) and or reputation.

•	Failure to protect the integrity, security and use of our customers’ information could expose us to litigation and materially damage our standing with our customers

The use of individually identifiable consumer data is regulated at the state, federal and international levels and we incur      costs associated with information security – such as increased investment in technology and the costs of compliance with consumer protection laws.  Additionally, our internet operations and website sales depends upon the secure transmission of confidential information over public networks, including the use of cashless payments.  While we have taken significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data.  If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, operating results and financial condition and could subject us to litigation.

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

•	Our business is dependent on certain key personnel.

Our business depends largely on the efforts and abilities of certain key senior management. The loss of the services of one or more of such key personnel could have a material adverse affect on our business and financial results. We do not maintain key man insurance policies on any of our executive officers.

•	We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our results of operations and business.

From time to time, we are involved in lawsuits or other legal proceedings arising in the ordinary course of our business. These may relate to, for example, patent, trademark or other intellectual property matters, employment law matters, product liability, commercial disputes, consumer sales practices or other matters. In addition, as a public company we could from time to time face claims relating to corporate or securities law matters. The defense and/or outcome of such lawsuits or proceedings could have a material adverse effect on our business.

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

North America

As of December 31, 2010 we have seven distribution centers in North America which aggregate approximately 1.7 million square feet, all of which are leased.  Our headquarters, administrative offices and call centers aggregate approximately 340,000 square feet, all of which are leased.  Our computer assembly facility is approximately 300,000 square feet and is owned by the Company.

The following table summarizes the geographic location of our North America stores at the end of 2010:

Location	Stores Open – 12/31/09	Store Openings	Stores Open – 12/31/10
Delaware	1	1	2
Florida	18	-	18
Georgia	-	1	1
Illinois	3	1	4
North Carolina	2	-	2
Puerto Rico	1	-	1
Texas	4	3	7
Ontario, Canada	5	1	6
	34	7	41

All of our retail stores are leased.  The retail stores average 22,500 square feet.

Europe

As of December 31, 2010, we have seven distribution centers in Europe which aggregate approximately 295,000 square feet.  Six of these, aggregating approximately 219,000 square feet, are leased; one distribution center of approximately 76,000 square feet is owned by the Company.  Our administrative offices and call centers aggregate approximately 270,000 square feet, of which 192,000 square feet are leased and 78,000 square feet are owned by the Company.

Please refer to Note 10 to the Consolidated Financial Statements for additional information about leased properties.

Item 3. Legal Proceedings.

Other Matters

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business. In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  Additionally, our Audit Committee, with the assistance of independent counsel, is conducting an independent investigation into certain anonymous whistleblower allegations concerning our Miami, Florida operations. While the investigation is not yet complete, it does not appear that there is any material impact on our reported consolidated financial statements. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.

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

	High	Low
2010
First Quarter	$21.90	$15.80
Second Quarter	23.85	15.07
Third Quarter	16.97	11.77
Fourth Quarter	14.31	12.09

2009
First Quarter	$14.19	$9.12
Second Quarter	17.30	11.25
Third Quarter	14.29	11.34
Fourth Quarter	16.46	12.00

On January 1, 2011, the last reported sale price of our common stock on the New York Stock Exchange was $14.10 per share.  As of January 1, 2011, we had 207 shareholders of record.

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

In May 2008, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company repurchased a total 574,235 shares under this plan which expired in December 2009.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2011 annual meeting of shareholders and is incorporated by reference herein.

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. The selected statement of operations data for fiscal years 2010, 2009 and 2008 and the selected balance sheet data as of December 2010 and 2009 are derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 2008, 2007 and 2006 and the selected statement of operations data for fiscal years 2007 and 2006 are derived from the audited consolidated financial statements of the Company which are not included in this report.

	Years Ended December 31,
	(In millions, except per share data)
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$3,590.0	$3,166.0	$3,033.0	$2,779.9	$2,345.2
Gross profit	$495.9	$460.2	$458.6	$426.3	$342.9
Operating income	$68.7	$73.6	$83.6	$94.2	$60.9
Net income	$42.6	$46.2	$52.8	$69.5	$45.14
Per Share Amounts:
Net income — diluted	$1.13	$1.24	$1.40	$1.84	$1.22
Weighted average common shares — diluted	37.6	37.3	37.7	37.8	36.9
Cash dividends declared per common share	$—	$.75	$1.00	$1.00	$—
Balance Sheet Data:
Working capital	$300.9	$250.1	$253.1	$274.4	$229.4
Total assets	$894.1	$816.9	$702.5	$677.6	$584.1
Long-term debt, excluding current portion	$7.4	$1.2	$1.4	$.3	$.5
Shareholders’ equity	$409.3	$364.7	$334.0	$335.8	$289.5

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in two reportable business segments — Technology Products and Industrial Products.

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis.  Technology products accounted for 93%, 94% and 92% of our net sales in 2010, 2009 and 2008, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 7%, 6% and 8%, of our net sales in 2010, 2009 and 2008, respectively. In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

We announced plans to exit the Software Solutions segment during the second quarter of 2009. (See Note 7 to the Consolidated Financial Statements included in Item 15 of this Form 10-K). Substantially all of the third party business activities of ProfitCenter Software have ended. Current and prior year results for Software Solutions are now included in “Corporate and other”. See Note 11 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

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

Allowance for Doubtful Accounts Receivable. We record an allowance for doubtful accounts to reflect our estimate of the collectability of our trade accounts receivable. We evaluate the collectability of accounts receivable based on a combination of factors, including an analysis of the age of customer accounts and our historical experience with accounts receivable write-offs. The analysis also includes the financial condition of a specific customer or industry, and general economic conditions.  In circumstances where we are aware of customer charge-backs or a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts applicable to amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected is recorded. In those situations with ongoing discussions, the amount of bad debt recognized is based on the status of the discussions. While bad debt allowances have been within expectations and the provisions established, there can be no guarantee that we will continue to experience the same allowance rate we have in the past.

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

Reorganization and other charges.  We have taken restructuring actions in the past and could in the future commence further restructuring activities which result in recognition of restructuring charges if events make it necessary. These actions require management to make judgments and utilize significant estimates regarding the nature, timing and amounts of costs associated with the activity. When we incur a liability related to a restructuring action, we estimate and record all appropriate expenses, including expenses for severance and other employee separation costs, facility consolidation costs (including estimates of sublease income), lease cancellations, asset impairments and any other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be impacted, which could materially affect our consolidated financial position and results of operations.

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

Highlights from 2010
The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	Sales grew 13.4% to $3.6 billion in 2010 over 2009.
•	Seven new retail stores were opened.
•	One-time charges were $4.3 million, approximately $0.07 per diluted share, after tax, for costs related primarily to the integration of the WStore acquisitions.
•	Gross and operating margins negatively impacted by new warehouse costs and pricing pressures.
•	Diluted earnings per share declined to $1.13 from $1.24 in 2009.
•	Movements in exchange rates negatively impacted European sales by approximately $52.9 million yet positively impacted Canadian sales by approximately $19.9 million.
•	2010 and 2009 both included 52 weeks while 2008 included 53 weeks.

Results of Operations

Key Performance Indicators (in thousands):

	Years Ended December 31,
			%			%
	2010	2009	Change	2009	2008	Change
Net sales by segment:
Technology products	$3,337,635	$2,966,657	12.5%	$2,966,657	$2,794,948	6.1%
Industrial products	250,036	196,129	27.5%	196,129	237,027	(17.3)%
Corporate and other	2,318	3,209	(27.8)%	3,209	986	225.5%
Consolidated net sales	$3,589,989	$3,165,995	13.4%	$3,165,995	$3,032,961	4.4%
Net sales by geography:
North America	$2,543,014	$2,317,475	9.7%	$2,317,475	$2,092,372	10.8%
Europe	1,046,975	848,520	23.4%	848,520	940,589	(9.8)%
Consolidated net sales	$3,589,989	$3,165,995	13.4%	$3,165,995	$3,032,961	4.4%
Net sales by channel:
Consumer	$1,819,803	$1,764,514	3.1%	$1,764,514	$1,645,021	7.3%
Business to business	1,770,186	1,401,481	26.3%	1,401,481	1.387.940	1.0%
Consolidated net sales	$3,589,989	$3,165,995	13.4%	$3,165,995	3,032,961	4.4%

Consolidated gross margin	13.8%	14.5%	(0.7)%	14.5%	15.1%	(0.6)%.
Consolidated SG&A costs	$427,202	$386,619	10.5%	$386,619	$374,947	3.1%
Consolidated SG&A costs as % of sales	11.9%	12.2%	(0.3)%	12.2%	12.4%	(0.2)%
Operating income (loss) by segment:
Technology products	$64,443	$88,173	(26.9)%	$88,173	$97,747	(9.8)%
Industrial products	23,814	15,415	54.5%	15,415	24,621	(37.4)%
Corporate and other	(19,512)	(29,959)	(34.9)%	(29,959)	(38,756)	(22.7)%
Consolidated operating income	$68,745	$73,629	(6.6)%	$73,629	$83,612	(11.9)%
Operating margin by segment:
Technology products	1.9%	3.0%	(1.1)%	3.0%	3.5%	(0.5)%
Industrial products	9.5%	7.9%	1.6%	7.9%	10.4%	(2.5)%
Consolidated operating margin	1.9%	2.3%	(0.4)%	2.3%	2.8%	(0.5)%
Effective income tax rate	35.6%	36.8%	(1.2)%	36.8%	36.9%	(0.1)%
Net income	$42,551	$46,185	(7.9)%	$46,185	$52,843	(12.6)%
Net margin	1.2%	1.5%	(0.3)%	1.5%	1.7%	(0.2)%

NET SALES

SEGMENTS:

The Technology Products net sales increase is attributable to increased business to business and consumer channel sales worldwide as a result of improved global economic conditions, the expansion of the number of retail stores in the United States and Canada and the continuing sales contribution from our Circuit City and WStore Europe SA (“WStore”) acquisitions in 2009. On a constant currency basis, translating 2010 foreign results at 2009 exchange rates, and excluding the impact of the WStore acquisition on results, sales would have grown 7.9% or $230.6 million.

Industrial Products sales, primarily business to business, increased 27.5% as compared to last year. The sales increase, the majority of which was driven by web sales, is attributable to improved economic conditions in North America in 2010 resulting in increased demand for the segment’s various products as well as an increase in the number of products offered on its websites and in its catalogs.

The Company announced plans to exit its Software solutions segment during the second quarter of 2009. Substantially all of the third party business activities of ProfitCenter Software have ended. Current and prior year results for this segment are now included in Corporate and other.

GEOGRAPHIES:

North American sales benefited from increased retail and internet sales in the consumer channel, the result of opening seven retail stores in 2010, the Circuit City acquisition in 2009, and the increased sales from the Industrial Products segment.  On a constant currency basis, North American sales would have grown 8.9%. The movement in the exchange rates positively impacted sales by approximately $19.9 million.

European sales grew primarily from an increase in business to business sales. On a constant currency basis, European sales would have increased 29.6%. Movement in foreign exchange rates negatively impacted sales by approximately $52.9 million.

CHANNEL SALES:

Worldwide consumer-channel revenue, defined as revenues from retail stores, consumer websites, inbound call centers and shopping channels, grew primarily from volume increases in computers, including laptops and netbooks and consumer electronics, including televisions, reflecting improved global economic conditions. On a constant currency basis and excluding the WStore acquisition, worldwide consumer channel sales increased 2.4%.

Worldwide business to business channel sales grew primarily from an improvement in global economic conditions and the WStore acquisition in 2009. On a constant currency basis and excluding the WStore acquisition, worldwide business to business channel sales grew 18.1%.

2009 versus 2008:

The growth in Technology products sales in 2009 compared to 2008 was driven by increased retail and internet sales, opening of five retail stores and the two acquisitions completed in 2009. The Circuit City acquisition and the WStore acquisition contributed $67.3 million and $63.8 million in sales, respectively. On a constant currency basis, translating 2009 foreign results at 2008 exchange rates, Technology product sales would have grown 10.5% or $120.9 million. Adjusting for the impact of the number of weeks, Technology products sales increased 8.3% for the year. North American technology sales increased 14.3% in 2009 compared to 2008 benefiting from the opening of five retail stores and the Circuit City acquisition. On a constant currency basis, translating 2009 Other North America results at 2008 exchange rates, North American technology products sales would have grown to 15.2%. The movement in exchange rates negatively impacted sales by approximately $17.3 million. Adjusting for the impact of the number of weeks, North American technology sales would have increased 16.7%. European technology products sales declined 9.8% to $848.5 million as the result of slower business to business sales. Sales attributable to the WStore acquisition totaled $63.8 million for the year. On a constant currency basis, European sales would have increased 1.2%. Movement in foreign exchange rates accounted for $103.6 million of the sales decline in Europe for the year. Adjusting for the impact of the number of weeks, European sales would have declined 8.3%. As in the United States, sales slowed in the second half of 2008 in Europe and Canada for both consumer and business to business sales as the result of a slowdown in economic activity Industrial products sales decline was attributable to the slowdown in business to business economic activity. The Company announced plans to exit its Software solutions segment during the second quarter of 2009. Substantially all of the third party business activities of ProfitCenter Software had ended as of December 31, 2009. Current and prior year results for this segment are now included in Corporate and other.

GROSS MARGIN

Consolidated gross margin declined by 70 basis points in 2010 versus 2009 as the Company continued to lower certain product prices, offered freight discounts on the Company’s North American websites and incurred start up costs related to the new distribution center in North America partially offset by improvement in gross margin in Europe and in Industrial Products. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

Consolidated gross margin declined by 60 basis points in 2009 versus 2008 as the Company lowered certain product prices and offered freight incentives in order to maintain and grow market share and to respond to competitive pricing pressures that started in 2008. Additionally, consolidated gross margin has been impacted by a shift in mix, as higher margin Industrial Products accounted for a smaller percentage of consolidated revenues than in previous years.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES/REORGANIZATION AND OTHER CHARGES

Selling, general and administrative expenses increased in 2010 over 2009 primarily as a result of the increased sales volume, increases in facility and other operating costs related to opening additional retail stores and reorganization costs related to the WStore acquisition. Selling, general and administrative costs as a percent of sales declined 30 basis points as sales grew at a faster rate than costs. Retail expansion in the United States and the inclusion of WStore results for a full year were primary drivers of the cost increases in 2010. Significant expense increases include approximately $28.1 million of increased payroll, severance and related costs of which $3.0 million related to reorganization charges related to the merger of the Company’s Misco and WStore operations in Europe, other exit costs related to the merger of $1.0 million, $8.5 million of increased internet advertising expenses, $5.6 million of increased rent and related expenses primarily related to retail stores, $2.8 million of increased credit card fees, $2.5 million of additional depreciation and amortization expense offset by approximately $9.7 million of increased vendor consideration related to advertising expenses. Also included in 2009 is a gain of approximately $1.8 million from a lawsuit that was settled favorably.

Selling, general and administrative expenses increased in 2009 over 2008 primarily as a result of the increase in sales volume, facility and other operating costs related to opening additional retail stores, costs related to winding down the Software Solutions segment and costs related to the WStore acquisition.  Selling, general and administrative costs as a percent of sales declined 20 basis points as sales grew at a faster rate than costs. Significant expense increases include approximately $7.8 million in charges for severance costs, litigation and contractual lease terminations of which approximately $2.9 million related to winding down costs related to Software Solutions segment. Also included in 2009 is a gain of approximately $1.8 million from a lawsuit that was settled favorably.

OPERATING MARGIN

Technology products operating margin decreased 100 basis points in 2010 versus 2009 due to price promotions, freight discounts offered during the year, start up costs related to the new distribution center in North America and reorganization costs related to the WStore integration which could not be fully offset by cost reduction initiatives. Technology products operating margin decreased 40 basis points in 2009 versus 2008 due to the global economic slowdown, price promotions, freight discounts and other cost increases which were not fully offset by cost reduction initiatives.

Industrial products operating margin increased by 20 basis points in 2010 versus 2009 due to improved economic conditions in North America, resulting in increased demand for the segment’s various products and prudent cost management. Industrial products operating margin decreased 30 basis points in 2009 versus 2008 due to the slowdown in sales coupled with additional information technology staffing and other costs for the support of the new products added and the newly launched e-commerce website.

Corporate and other expenses operating costs decreased 30.4% during 2010 due to cost savings from winding down the ProfitCenter Software segment in 2009, reduced consulting and outside services for the software implementation which began in 2009 and significantly less legal and professional fees incurred in 2010 compared to 2009. Corporate and other expenses decreased 6.5% due to winding down the ProfitCenter Software segment in 2009 offset by expenses for new software implementation, acquisition related costs and additional staffing and overhead costs to support the growth in the Company’s business.

INTEREST EXPENSE

Interest expense was $1.8 million, $1.4 million, and $0.8 million in 2010, 2009 and 2008, respectively. The interest expense increase in 2010 compared to 2009 is primarily attributable to a full year of interest expense related to the debt assumed in the WStore acquisition, higher average outstanding balances under the Company’s revolving credit agreement and interest on the Recovery Zone Bond entered into to finance the equipment for the new distribution center opened in 2010. Interest expense increased in 2009 over 2008 primarily as a result of the short term debt assumed in the WStore acquisition and interest on capital lease obligations. Interest and other income, net was $0.8 million, $1.0 million, and $2.2 million in 2010, 2009 and 2008, respectively. The changes are a result of the Company’s investable cash fluctuations due to cash sources and uses for operating, investing and financing activities.

INCOME TAXES

The Company’s effective tax rate was 35.6% in 2010 as compared to 36.8% in 2009. The lower tax rate in 2010 is primarily attributed to reversals of valuation allowances of approximately $0.5 million. If excluded, the Company’s effective tax rate would have been 36.3%. The lower tax rate in 2010 is primarily attributed to a higher percentage of taxable income in countries that have lower corporate tax rates. The Company’s effective tax rate will vary as the mix of pretax income from the countries the Company does business in varies.

The effective tax rate in 2009 was flat compared to 2008. Included in the 2009 rate was a reversal of tax reserves of approximately $0.9 million, as a result of statute expirations. If excluded, the Company’s effective tax rate would have been 38.4%. The higher tax rate in 2009 is primarily attributed to a higher percentage of taxable income in countries that have higher corporate tax rates.

Seasonality

As the Company’s consumer channel sales have grown significantly in the past few years, the fourth quarter has represented a greater portion of annual sales than historically.  Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The following table sets forth the net sales seasonality for each of the quarters since January 1, 2008 (amounts in millions).

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Net sales	$915	$806	$863	$1,006
Percentage of year’s net sales	25.5%	22.5%	24.0%	28.0%

2009
Net sales	$752	$722	$754	$938
Percentage of year’s net sales	23.8%	22.8%	23.8%	29.6%

2008
Net sales	$725	$756	$739	$813
Percentage of year’s net sales	23.9%	24.9%	24.4%	26.8%

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in thousands):

	December 31,
	2010	2009	$ Change
Cash	$92,077	$58,309	$33,768
Accounts receivable, net	$276,344	$241,860	$34,484
Inventories	$370,375	$365,725	$4,650
Prepaid expenses and other current assets	$19,308	$20,066	$(758)
Accounts payable	$377,030	$348,029	$29,001
Accrued expenses and other current liabilities	$84,680	$78,841	$5,839
Current portion of long term debt	$2,655	$1,029	$1,626
Short term debt	$-	14,168	$(14,168)
Long term debt	$7,386	$1,194	$6,192
Working capital	$300,872	$250,519	$50,353

Our primary liquidity needs are to support working capital requirements in our business, including working capital for new retail stores, to fund capital expenditures, including the second North American distribution center for the Technology Products segment, to fund the payment of interest on outstanding debt, to fund special dividends declared by our Board of Directors and for acquisitions. We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

Our working capital increased in 2010 as the result of increased cash, accounts receivable and inventory balances as a result of growth in the business offset partially by an increase in accounts payable, accrued expenses and the current portion of long term debt. The increase in inventory is the result of increased retail store inventory in 2010 and the opening of a new distribution facility for Technology Products in the third quarter of 2010. Accounts receivable balances increased as the result of growth in open account business to business customers, the WStore acquisition and slight growth in accounts receivable days outstanding. Accounts payable and accrued expense balances increased due to inventory growth and the WStore acquisition. Accounts receivable days outstanding were at 25 in 2010 up from 23 in 2009. We expect that future accounts receivable and inventory balances will fluctuate with growth in net sales and the mix of our net sales between consumer and business customers.

Net cash provided by operating activities was $64.9 million, $4.8 million, and $82.4 million during 2010, 2009, and 2008. The increase in cash provided by operating activities in 2010 over 2009 resulted from a $5.0 million decrease in net income adjusted by other non-cash items, such as depreciation expense, and an increase of $65.1 million in cash used for changes in our working capital accounts. The decrease in cash provided by operating activities in 2009 compared to 2008 resulted from a $3.0 million decrease in net income adjusted by other non-cash items, such as depreciation expense, and a decrease of $74.6 million in cash used for changes in working capital accounts.

Net cash used in investing activities was $24.7 million during 2010, primarily for capital expenditures including expenditures for the second North American distribution center for the Technology Products segment. Cash flows used in investing activities during 2009 totaled $32.3 million primarily for the CircuitCity.com acquisition and for capital expenditures. Net cash used in investing activities was $45.5 million during 2008, primarily for the CompUSA acquisition and for capital expenditures. Capital expenditures in 2010, 2009 and 2008 included upgrades and enhancements to our information and communications systems hardware and software and expenditures in retail stores in North America.

Net cash used in financing activities was $4.7 million during 2010. We borrowed and repaid approximately $261.7 million against our credit facilities. We repaid approximately $13.2 million in short term debt and approximately $1.5 million in capital lease obligations and received proceeds of approximately $7.9 million from the Recovery Zone Facility Bond. Proceeds and excess tax benefits from stock option exercises provided approximately $2.1 million of cash. Net cash used in financing activities was $31.5 million during 2009. We repaid approximately $3.6 million in short-term debt and approximately $0.8 million in capital lease obligations, paid a special dividend of $27.6 million, and repurchased Company stock of approximately $1.2 million. Proceeds and excess tax benefits from stock option exercises provided approximately $1.7 million of cash. Net cash used in financing activities was $45.0 million during 2008, attributable to dividends paid of $37.1 million, repayment of short term debt of $3.9 million, repayment of $0.7 million in capital lease obligations, repurchase of common stock of approximately $5.8 million, offset by proceeds of stock option exercises and related excess tax benefits of $2.5 million.

We have a $125.0 million secured revolving credit agreement (which may be increased to $200.0 million, subject to certain conditions). The facility has a five year term expiring in October 2015. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The amended and restated credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that we maintain a minimum level of availability. If such availability is not maintained, we will then be required to maintain a fixed charge coverage ratio (as defined). As of December 31, 2010, the Company was in compliance with all of the covenants under the credit facility. Eligible collateral under the facility was $125.0 million, total availability was $115.9 million, outstanding letters of credit of were $9.1 million and there were no outstanding advances.

The Company’s Inmac WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by WStore Europe SA accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of December 31, 2010, there was availability under this credit facility of approximately €15.6 million ($20.9 million) and there were no outstanding borrowings. The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at December 31, 2010.

The Company’s WStore UK subsidiary maintained a £2 million secured revolving credit agreement with a financial institution in the United Kingdom. The Company terminated this facility in July 2010.

On September 23, 2010, the Company (through a subsidiary) completed tax exempt Recovery Zone Facility Bond (the “Bonds”) financing for up to $15 million with the Development Authority of Jefferson, Georgia (the “Authority”). The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018.  Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly. The proceeds of the Bonds are   used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of all the equipment for the facility is expected to be completed by December 31, 2011. Pursuant to the transaction, the Company will transfer to the Authority for consideration consisting of the Bond proceeds ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.

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

These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on  our earnings per share. In addition we anticipate cash needs for implementation of the financial systems. We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2010, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expire at various dates through 2026. We have sublease agreements for unused space we lease in Uniondale, New York. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$19,845	$3,343	$7,958	$6,703	$1,841

Non-cancelable operating leases, net of subleases	220,370	26,069	70,291	57,916	66,094

Purchase & other obligations	34,977	27,619	5,166	2,192	—

Total contractual obligations	$275,192	$57,031	$83,415	$66,811	$67,935

Our purchase and other obligations consist primarily of certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $9.1 million of standby letters of credit outstanding as of December 2010.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2010, the Company had no uncertain tax positions.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars. Sales would have fluctuated by approximately $123.2 million and pretax income would have fluctuated by approximately $2.1 million if average foreign exchange rates changed by 10% in 2010. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2010 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities. As of December 31, 2010, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, a copy of which is included in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders. (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements of Systemax Inc.	Reference

		Reports of Ernst & Young LLP Independent Registered Public Accounting Firm	31
		Consolidated Balance Sheets as of December 31, 2010 and 2009	33
		Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	34
		Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	35
		Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2010, 2009 and 2008	36
		Notes to Consolidated Financial Statements	37

	2.	Financial Statement Schedules:

		The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

		Schedule II — Valuation and Qualifying Accounts	50

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

10.28
Second Amended and Restated Credit Agreement, dated as of October 27, 2010, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, J.P. Morgan Europe Limited, as UK Administrative Agent, J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 2, 2010).

10.29
Lease Agreement, dated as of September 1, 2010, among Development Authority of Jefferson, Georgia, GE Government Finance Inc. and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).

10.30
Corporate Guaranty and Negative Pledge Agreement, dated as of September 1, 2010, among Systemax Inc., Development Authority of Jefferson, Georgia and GE Government Finance Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).
Escrow Agreement, dated as of September 1, 2010, among Marshall & Ilsley Trust Company, N.A. (as escrow agent), GE Government Finance Inc., Development Authority of Jefferson, Georgia and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).

10.31	Restricted Stock Unit Agreement, dated August 25, 2010, between Systemax, Inc. and Lawrence P. Reinhold*(incorporated by reference to the Company’s report on Form 8-K dated August 30, 2010).
10.32	Form of 2010 Long Term Incentive Plan* (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29,2010).
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of March, 2010)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
            *   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By:	/s/ RICHARD LEEDS

Richard Leeds
Chairman and Chief Executive Officer

Date: March 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	March 17, 2011
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman and Director	March 17, 2011
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 17, 2011
Robert Leeds

/s/ LAWRENCE P. REINHOLD	Executive Vice President, Chief Financial Officer	March 17, 2011
Lawrence P. Reinhold	and Director
(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 17, 2011
Thomas Axmacher	(Principal Accounting Officer)

/s/ GILBERT FIORENTINO	Chief Executive, Technology Products Group	March 17, 2011
Gilbert Fiorentino	and Director

/s/ ROBERT D. ROSENTHAL	Director	March 17, 2011
Robert D. Rosenthal

/s/ STACY DICK	Director	March 17, 2011
Stacy Dick

/s/ MARIE ADLER-KRAVECAS	Director	March 17, 2011
Marie Adler-Kravecas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited the accompanying consolidated balance sheets of Systemax Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 17, 2011

The Board of Directors and Shareholders of Systemax Inc.

We have audited Systemax Inc.’s (the “Company”)internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Systemax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Systemax Inc. and our report dated March 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 17, 2011

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2010	2009

ASSETS:
Current assets:
Cash	$92,077	$58,309
Accounts receivable, net of allowances of $17,881 and $22,532	276,344	241,860
Inventories	370,375	365,725
Prepaid expenses and other current assets	19,308	20,066
Deferred income taxes	7,133	6,626
Total current assets	765,237	692,586

Property, plant and equipment, net	73,765	65,598
Deferred income taxes	2,313	8,564
Goodwill and intangibles	49,473	48,127
Other assets	3,312	2,026

Total assets	$894,100	$816,901

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$377,030	$348,029
Accrued expenses and other current liabilities	84,680	78,841
Short term debt	-	14,168
Current portion of long term debt	2,655	1,029
Total current liabilities	464,365	442,067

Long term debt	7,386	1,194
Other liabilities	13,081	8,955
Total liabilities	484,832	452,216

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,862,019 and 38,862,019 shares; outstanding 36,754,700 and 36,450,767 shares	389	389
Additional paid-in capital	181,519	180,508
Treasury stock at cost — 2,107,319 and 2,411,252 shares	(24,947)	(28,545)
Retained earnings	253,526	210,975
Accumulated other comprehensive (loss) income	(1,219)	1,358
Total shareholders’ equity	409,268	364,685

Total liabilities and shareholders’ equity	$894,100	$816,901

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales	$3,589,989	$3,165,995	$3,032,961
Cost of sales	3,094,042	2,705,747	2,574,402
Gross profit	495,947	460,248	458,559
Selling, general and administrative expenses	422,913	378,869	374,947
Reorganization and other charges	4,289	7,750	-
Operating income	68,745	73,629	83,612
Foreign currency exchange loss	1,750	187	1,300
Interest and other income, net	(840)	(1,015)	(2,229)
Interest expense	1,802	1,372	798
Income before income taxes	66,033	73,085	83,743
Provision for income taxes	23,482	26,900	30,900
Net income	$42,551	$46,185	$52,843
Net income per common share:
Basic	$1.15	$1.26	$1.43
Diluted	$1.13	$1.24	$1.40

Weighted average common and common equivalent shares:
Basic	36,996	36,706	36,950
Diluted	37,601	37,343	37,705

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,551	$46,185	$52,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,480	12,353	10,387
Provision for deferred income taxes	4,572	5,704	6,197
Provision for returns and doubtful accounts	3,268	4,698	2,424
Compensation expense related to equity compensation plans	2,496	2,867	3,869
Excess tax benefit from exercises of stock options	(1,072)	(576)	(1,380)
Loss on dispositions and abandonment	83	154	89

Changes in operating assets and liabilities:
Accounts receivable	(45,121)	(20,907)	6,010
Inventories	(5,913)	(69,618)	(48,924)
Prepaid expenses and other current assets	6,403	(5,490)	(16)
Income taxes payable/receivable	(3,315)	3,983	602
Accounts payable, accrued expenses and other current liabilities	46,451	25,414	50,318
Net cash provided by operating activities	64,883	4,767	82,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Circuit City assets	-	(14,494)	-
Purchase of WStore Europe SA	-	(4,469)	-
Cash acquired WStore Europe SA	-	5,438	-
Purchase of certain CompUSA assets	-	-	(30,649)
Purchases of property, plant and equipment	(24,747)	(18,855)	(14,942)
Proceeds from disposals of property, plant and equipment	23	84	72
Net cash used in investing activities	(24,724)	(32,296)	(45,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility and short term debt	261,708	-	-
Repayments of borrowings on credit facility and short term debt	(274,858)	(3,614)	(3,880)
Proceeds from recovery zone bond	7,949	-	-
Repayments of capital lease obligations	(1,553)	(726)	(673)
Dividends paid	-	(27,611)	(37,126)
Proceeds from issuance of common stock	1,017	1,082	1,133
Purchase of treasury stock	-	(1,174)	(5,824)
Excess tax benefit from exercises of stock options	1,072	576	1,380
Net cash used in by financing activities	(4,665)	(31,467)	(44,990)

EFFECTS OF EXCHANGE RATES ON CASH	(1,726)	1,338	(3,964)

NET (DECREASE) INCREASE IN CASH	33,768	(57,658)	(12,054)
CASH – BEGINNING OF YEAR	58,309	115,967	128,021

CASH – END OF YEAR	$92.077	$58,309	$115,967
Supplemental disclosures:
Interest paid	$1,346	$994	$536
Income taxes paid	$21,749	$13,909	$29,514
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$9,371	$765	$2,152
See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)

Balances, January 1, 2008	36,092	383	173,381	(26,324)	176,684	11,711
Stock-based compensation expense			3,794
Issuance of restricted stock	104	1	283	46
Exercise of stock options	503	5	184	944
Repurchase of Treasury Stock	(475)			(5,824)
Income tax benefit on stock-based compensation			1,599
Cumulative effect of adoption of FIN 48
Change in cumulative translation adjustment						(18,629)	(18,629)
Dividends paid					(37,126)
Net income					52,843		52,843
Total comprehensive income							34,214
Balances, December 31, 2008	36,224	389	179,241	(31,158)	192,401	(6,918)
Stock-based compensation expense			2,818
Issuance of restricted stock	105		(754)	1,183
Retired restricted stock			(10)	(15)
Exercise of stock options	221		(1,537)	2,619
Repurchase of treasury stock	(99)			(1,174)
Income tax benefit on stock-based compensation			750
Change in cumulative translation adjustment						8,276	8,276
Dividends paid					(27,611)
Net income					46,185		46,185
Total comprehensive income							54,461
Balances, December 31, 2009	36,451	$389	$180,508	$(28,545)	$210,975	$1,358
Stock-based compensation expense			2,377
Issuance of restricted stock	106		(420)	1,259
Restricted stock withheld for employee taxes	(36)		(367)	(432)
Exercise of stock options	234		(1,754)	2,771
Income tax benefit on stock-based compensation			1,175
Change in cumulative translation adjustment						(2,577)	(2,577)
Net income					42,551		42,551
Total comprehensive income							$39,974
Balances, December 31, 2010	36,755	$389	$181,519	$(24,947)	$253,526	$(1,219)

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash — The Company considers amounts held in money market accounts and other short-term investments, including overnight bank deposits, with an original maturity date of three months or less to be cash. Cash overdrafts are classified in accounts payable.

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method except in Europe and retail locations where an average cost is used. Allowances are maintained for obsolete, slow-moving and non-saleable inventory.

Property, Plant and Equipment — Property, plant and equipment is stated at cost. Furniture, fixtures and equipment, including equipment under capital leases, are depreciated using the straight-line or accelerated method over their estimated useful lives ranging from three to ten years. Buildings are depreciated using the straight-line method over estimated useful lives of 30 to 50 years.  Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases.

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

Goodwill and intangible assets — Goodwill represents the excess of the cost of acquired assets over the fair value of assets acquired. The Company tests goodwill and intangibles for impairment annually or more frequently if indicators of impairment exist. The Company assesses the carrying value of its definite-lived intangible assets if circumstances indicate that those values may not be recoverable. In addition, goodwill is required to be tested for impairment after a portion of the goodwill is allocated to a business targeted for disposal. The Company’s identifiable intangible assets consist of trademarks, trade and domain names, technology, retail leases and customer lists (See Note 2).

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

Net advertising expenses were $31.7 million, $38.9 million and $40.0 million during 2010, 2009 and 2008 respectively and are included in the accompanying consolidated statements of operations. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $65.6 million, $55.9 million and $60.4 million during 2010, 2009 and 2008 respectively.

Prepaid expenses as of December 2010 and 2009 include deferred advertising costs of $2.1 million and $2.8 million, respectively which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Stock based compensation — The Company recognizes the fair value of share based compensation in the consolidated statement of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award.

Net Income Per Common Share – Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.6 million, 0.6 million and 0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million for the years December 31, 2010, 2009 and 2008. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.7 million, 0.7 million and 0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, due to their antidilutive effect.

Comprehensive Income — Comprehensive income consists of net income and foreign currency translation adjustments and is included in the consolidated statements of shareholders’ equity. Comprehensive income was $40.0 million, $54.5 million and $34.2 million in 2010, 2009 and 2008, respectively.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees. Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions. Aggregate expense to the Company for contributions to such plans was approximately $0.9 million, $0.9 million and $0.7 million in 2010, 2009 and 2008, respectively.

Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, trade accounts receivable debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2010 and 2009, the carrying amounts of cash, accounts receivable  and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company’s debt is considered to representative of its fair value because of its variable interest rate.

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

2.	GOODWILL AND INTANGIBLES

Goodwill:

The following table provides information related to the carrying value of goodwill (in thousands):

2010
Balance January 1	$930
Deferred tax adjustment	1,350
Adjustments to finalize purchase price allocation	1,000
Balance December 31	$3,280

Indefinite-lived intangible assets:

The following table summarizes information related to indefinite-lived intangible assets (in thousands):

	December 31,	December 31,
	2010	2009
	Gross Carrying Amount	Gross Carrying Amount
Trademarks	$24,082	$23,226
Domain names	14,739	14,739
Total	$38,821	$37,965

        Definite-lived intangible assets:

       The following table summarizes information related to definite-lived intangible assets (in thousands):

	December 31,		December 31,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Retail store leases	$3,410	$748	$3,410	$484
Client lists	5,938	1,996	6,368	843
Technology	1,000	232	806	$25
Total	$10,348	$2,976	$10,584	$1,352

The aggregate amortization expense for these intangibles was approximately $1.6 million in 2010. The estimated amortization for future years ending December 31 is as follows (in thousands):

2011	$1,654
2012	1,643
2013	1,639
2014 and after	2,436
Total	$7,372

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2010	2009
Land and buildings	$27,844	$28,458
Furniture and fixtures, office, computer and other equipment and software	130,022	123,876
Leasehold improvements	23,944	19,212
	181,810	171,546
Less accumulated depreciation and amortization	108,045	105,948
Property, plant and equipment, net	$73,765	$65,598

Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2010	2009
Furniture and fixtures, office, computer and other equipment	$14,896	$5,525
Less: Accumulated amortization	4,994	3,510
	$9,902	$2,015

Depreciation charged to operations for property, plant and equipment including capital leases in 2010, 2009, and 2008 was $12.9 million, $11.2 million and $10.1 million, respectively.

4.	CREDIT FACILITIES

The Company maintains a $125.0 million (which may be increased to $200 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The amended and restated credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The credit facility has a five year term and expires in October 2015. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company’s option, at the prime rate (3.25% at December 31, 2010) or the overnight daily LIBOR rate (0.25% at December 31, 2010) plus 1.00% to 2.50%. The facility also calls for a commitment fee payable quarterly in arrears of 0.375% of the average daily unused portions of the facility. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditure, acquisitions and payments of dividends. We were in compliance with all of the covenants as of December 31, 2010. As of December 31, 2010, eligible collateral under the agreement was $125.0 million and total availability was $115.9 million. There were outstanding letters of credit of $9.1 million and there were no outstanding advances.

The Company’s Inmac WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by WStore Europe SA accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of December 31, 2010 there was availability under this credit facility of approximately €15.6 million ($20.9 million) and there were no outstanding borrowings. The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at December 31, 2010.

The Company’s WStore UK subsidiary maintained a £2 million secured revolving credit agreement with a financial institution in the United Kingdom. The Company terminated this facility in July 2010.

The weighted average interest rate on short-term borrowings was 3.5%, 3.3%, and 5.1% in 2010, 2009 and 2008, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Payroll and employee benefits	$30,166	$27,715
Freight	17,142	9,171
Advertising	8,033	8,030
Sales and VAT tax payable	8,613	7,989
Other	20,726	25,936
	$84,680	$78,841

6.	LONG-TERM DEBT

On September 23, 2010, the Company (through a subsidiary) completed tax exempt Recovery Zone Facility Bond (the “Bonds”) financing for up to $15 million with the Development Authority of Jefferson, Georgia (the “Authority”). The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018.  Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly. The proceeds of the Bonds are   used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of all the equipment for the facility is expected to be completed by December 31, 2011. Pursuant to the transaction, the Company will transfer to the Authority for consideration consisting of the Bond proceeds ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As a result of the capital lease treatment for this transaction, the leased equipment is included in property, plant and equipment in the Company’s consolidated balance sheet. As of December 31, 2010 the Company had $7.9 million outstanding against this facility.

Long-term debt consists of (in thousands):

	December 31,
	2010	2009
Capitalized equipment lease obligations	$10,041	$2,223
Less: current portion	2,655	1,029
	$7,386	$1,194

The aggregate maturities of long-term debt outstanding at December 31, 2010 are as follows (in thousands):

	2011	2012	2013	2014	2015
Maturities	$2,655	$2,329	$2,249	$1,967	$841

7.	BUSINESS EXIT AND REORGANIZATION COSTS

The Company announced plans to exit its Software Solutions segment, in the second quarter of 2009, as the result of economic conditions and difficulties in marketing the segment’s products successfully. Total charges incurred for the years ended December 31, 2010 and December 31, 2009 were $0.3 million and $2.9 million, respectively. These costs were recorded in selling, general and administrative expenses within the Corporate and Other segment in the accompanying condensed consolidated statement of operations.

The following table reconciles the associated liabilities incurred (in thousands):

	Severance and Personnel Costs	Contract Termination Costs	Other Exit Costs	Total
Balance January 1, 2009	$-	$-	$-	$-
Charged to expense	1,208	1,644	80	2,932
Paid or otherwise settled	(1,208)	(697)	(80)	(1,985)
Balance December 31, 2009	-	947	-	947
Charged to expense	-	284	-	284
Paid or otherwise settled	-	(918)	-	(918)
Balance December 31, 2010	$-	$313	$-	$313

Reorganization

In 2010 the Company’s WStore France subsidiary incurred integration related charges of approximately $3.7 million for severances and other costs related to the merger of its Misco and WStore operations. These costs were recorded in selling, general and administrative expenses within the Technology Products segment. Other costs totaling $0.3 million were recorded in selling, general and administrative expenses within the Corporate and other segment. The Company anticipates incurring minimal additional costs related to this integration.

The following table details the associated liabilities incurred related to this plan (in thousands):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2010	$-	$-	$-
Charged to expense	2,975	1,030	4,005
Paid or otherwise settled	(1,923)	(946)	(2,869)
Balance December 31, 2010	$1,052	$84	$1,136

8.	SHAREHOLDERS’ EQUITY

Stock based compensation plans

The Company currently has five equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 510,326 options were outstanding under this plan as of December 31, 2010.

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 28,000 options were outstanding under this plan as of December 31, 2010.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. The Company increased the number of shares that may be granted under this plan to a maximum of 7,500,000  from 5,000,000  shares. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. The ability to grant new awards under this plan ended on December 31, 2009 but awards granted prior to such date continue until their expiration. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. A total of 1,307,372 options and 300,000 restricted stock units were outstanding under this plan as of December 31, 2010.

The 2006 Stock Incentive Plan For Non-Employee Directors — This plan, adopted by the Company’s stockholders on October 11, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 15,000 options were outstanding under this plan as of December 31, 2010.

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted on April 23, 2010 with substantially the same terms and provisions as the 1999 Long-term Stock Incentive Plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 40,000 options and 175,000 restricted stock units were outstanding under this plan as of December 31, 2010.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for 2010, 2009 and 2008 was $1.5 million, $2.2 million, and $3.2 million respectively. The related future income tax benefits recognized for 2010, 2009 and 2008 were $0.6 million, $0.9 million and $1.2 million, respectively.

Stock options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2010, 2009 and 2008:

	2010	2009	2008

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	1.37%	2.64%	3.17%
Expected volatility	61.1%	66.9%	63.8%
Expected life in years	4.8	7.7	6.3

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2010		2009		2008
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,102,459	$9.87	2,202,584	$9.23	2,655,937	$7.95
Granted	40,000	$14.18	164,000	$13.46	110,000	$12.90
Exercised	(234,011)	$4.34	(221,225)	$4.89	(503,078)	$2.25
Cancelled or expired	(7,750)	$19.39	(42,900)	$16.46	(60,275)	$17.77
Outstanding at end of year	1,900,698	$10.60	2,102,459	$9.87	2,202,584	$9.23

Options exercisable at year end	1,559,872		1,558,229		1,560,804
Weighted average fair value per option granted during the year	$7.24		$9.53		$7.94

The total intrinsic value of options exercised was $3.2 million, $2.0 million and $4.1 million respectively, for 2010, 2009 and 2008.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2010:

Range of Exercise Prices			Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
$1.76	to	$5.00	313,441	$2.35	1.68	$3,682
$5.01	to	$15.00	981,836	$8.10	5.41	5,893
$15.01	to	$20.00	476,341	$18.78	6.38	-
$20.01	to	$20.15	100,000	$20.15	6.05	—
$1.76	to	$20.15	1,871,618	$10.50	5.06	$9,575

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2010 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2010. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2010:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2010	544,230	$10.98
Granted	40,000	$7.24
Vested	(237,279)	$11.02
Forfeited	(6,125)	$13.21
Unvested at December 31, 2010	340.826	$10.47

At December 31, 2010, there was approximately $1.3 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.15 years. The total fair value of stock options vested during 2010, 2009 and 2008 was $2.6 million, $2.5 million and $3.0 million, respectively.

Restricted Stock and Restricted Stock Units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock until common stock is distributed, other than rights to cash dividends. The restricted stock unit award was a non-performance award which vests at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was approximately $0.6 million in each of 2010, 2009 and 2008. Share-based compensation expense for restricted stock issued to Directors was $0.1 million in each of 2010, 2009 and 2008.

In August 2010, the Company granted 175,000 restricted stock units under the 2010 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The restricted stock unit award was a non-performance award which vests in ten equal annual installments of 17,500 units beginning May 15, 2011 and each May 15, thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was approximately $0.3 million for the year ended December 31, 2010.

Share repurchase plan

In May 2008, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. During 2009 the Company repurchased 98,934 common shares at a cost of approximately $1.2 million, an average of $11.87 per share. These shares are included in common stock in treasury at cost in the Company’s consolidated balance sheet. The authorization to repurchase shares under this plan has expired.

9.	INCOME TAXES

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$43,386	$54,468	$61,220
Foreign	22,647	18,617	22,523
Total	$66,033	$73,085	$83,743

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$9,535	$11,987	$15,753
State	2,269	3,005	4,106
Foreign	7,106	6,204	4,844
Total current	18,910	21,196	24,703

Deferred:
Federal	4,712	4,271	2,242
State	(193)	844	154
Foreign	53	589	3,801
Total deferred	4,572	5,704	6,197
TOTAL	$23,482	$26,900	$30,900

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income tax at Federal statutory rate	$23,112	$25,580	$29,311
State and local income taxes and changes in valuation allowances, net of federal tax benefit	1,381	2,402	3,036
Foreign taxes at rates different from the U.S. rate	(1,407)	(991)	(940)
Changes in valuation allowances	(87)	965	(120)
Decrease in tax reserves	-	(1,195)	—
Refunds- prior years	-	—	(872)
Non-deductible items	680	—	—
Adjustment for prior year taxes	(30)	107	253
Other items, net	(167)	32	232
	$23,482	$26,900	$30,900

The deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2010	2009
Assets:
Current:
Accrued expenses and other liabilities	$12,720	$7,612
Inventory	1,902	1,838
Valuation allowances	(1,605)	(1,507)
Total current assets	$13,017	$7,943

Non-current:
Net operating loss and credit carryforwards	$22,842	$19,058
Accelerated depreciation	4,728	10,516
Intangible and other assets	_	2,264
Other	8,594	6,910
Valuation allowances	(27,671)	(28,326)
Total non-current assets	$8,493	$10,422

Liabilities :
Current :
Deductible assets	$1,350	$1,298
Other	4,534	19
Total current liabilities	$5,884	$1,317

Non-current:
Accelerated depreciation	$6,107	$1,858
Other	73	—
Total non-current liabilities	$6,180	$1,858

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $48.5 million as of December 31, 2010, since these earnings are considered indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire through 2025. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

As of December 31, 2010, the Company has recorded valuation allowances of approximately $29.3 million including valuations against net operating loss carryforwards incurred in foreign and state jurisdictions of $20.4 million and $2.1 million, respectively, deductible temporary differences incurred in foreign jurisdictions of $6.4 million, the majority of which relates to the WStore acquisition, and $0.4 million for other state deductible temporary differences.

Valuation allowances increased in 2009 by $20.9 million as a result of the WStore acquisition and the valuation allowances recorded against acquired deferred tax assets and net operating losses. Carry forward losses of $1 million were utilized in 2009 for which valuation allowances had been previously provided.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments. The Company’s federal income tax returns have been audited through 2006. The Company has not signed any consents to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2005. The Company considers its significant tax jurisdictions in foreign locations to be the United Kingdom, Canada, France, Italy and Germany. The Company remains subject to examination in the United Kingdom for years after 2008, in Canada for years after 2005, in France for years after 2008, in Italy for years after 2006, in Netherlands for years after 2005 and in Germany for years after 2008.

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2010 or 2009. As of December 31, 2010 the Company had no uncertain tax positions.

The following table details activity of the Company’s uncertain tax positions during 2009:

December 31,
2009
Balance beginning of year	$916
Decreases related to settlements with taxing authorities	(916)
Balance end of year	$—

10.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through October 2026. The Company currently leases its headquarters office/warehouse facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers. The Company believes that these payments were no higher than would be paid to an unrelated lessor for comparable space. The Company also acquires certain computer, communications equipment, and machinery and equipment pursuant to capital lease obligations.

At December 31, 2010, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in thousands):

	Capital Leases	Operating Leases	Total

2011	$3,343	$26,311	$29,654
2012	2,901	25,925	28,826
2013	2,716	23,793	26,509
2014	2,342	20,614	22,956
2015	2,286	19,846	22,132
2016-2020	6,257	75,541	81,798
2021-2025		17,914	17,914
Thereafter		10,709	10,709
Total minimum lease payments	19,845	220,653	240,498
Less: sublease rental income		283	283
Lease obligation net of subleases	19,845	$220,370	$240,215
Less amount representing interest	2,754
Present value of minimum capital lease payments (including current portion of $2,655)	$17,091

Annual rent expense aggregated approximately $31.1 million, $27.1 million and $25.0 million in 2010, 2009 and 2008, respectively. Included in rent expense was $0.9 million, $0.9 million and $0.9 million in 2010, 2009 and 2008, respectively, to related parties. Rent expense is net of sublease income of $0.2 million, $0.1 million and $0.4 million for 2010, 2009 and 2008, respectively.

Other Matters

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  Additionally, our Audit Committee, with the assistance of independent counsel, is conducting an independent investigation into certain anonymous whistleblower allegations concerning our Miami, Florida operations. While the investigation is not yet complete, it does not appear that there is any material impact on our reported consolidated financial statements. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.

11.	SEGMENT AND RELATED INFORMATION

The Company operates and is internally managed in two operating segments, Technology Products and Industrial Products. The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on income from operations before net interest, foreign exchange gains and losses, restructuring and other charges and income taxes. Corporate costs not identified with the disclosed segments and restructuring and other charges are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company described in Note 1.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net Sales:
Technology Products	$3,337,635	$2,966,657	$2,794,948
Industrial Products	250,036	196,129	237,027
Corporate and other	2,318	3,209	986
Consolidated	$3,589,989	$3,165,995	$3,032,961

Depreciation and Amortization Expense:
Technology Products	$12,117	$10,112	$8,197
Industrial Products	1,556	1,476	986
Corporate and other	807	765	1,204
Consolidated	$14,480	$12,353	$10,387

Operating Income (Loss):
Technology Products	$64,443	$88,173	$97,747
Industrial Products	23,814	15,415	24,621
Corporate and other expenses	(19,512)	(29,959)	(38,756)
Consolidated	$68,745	$73,629	$83,612

Total Assets
Technology Products	$570,234	$521,900	$400,340
Industrial Products	136,909	103,370	98,670
Corporate and other	186,957	191,631	203,443
Consolidated	$894,100	$816,901	$702,453

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net Sales:
United States	$2,329,530	$2,129,643	$1,898,422
United Kingdom	418,865	358,742	423,245
Other	841,594	677,610	711,294
Consolidated	$3,589,989	$3,165,995	$3,032,961

Long-lived Assets:
United States	$51,532	$35,557	$28,332
United Kingdom	15,953	17,223	15,973
Other	6,280	12,818	4,160
Consolidated	$73,765	$65,598	$48,465

Net sales are attributed to countries based on location of selling subsidiary.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data is as follows (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Net sales	$915,237	$805,875	$862,705	$1,006,172
Gross profit	$126,241	$115,222	$116,692	$137,792
Net income	$11,751	$9,450	$8,622	$12,728
Net income per common share:
Basic	$.32	$.26	$.23	$.34
Diluted	$.31	$.25	$.23	$.34

2009:
Net sales	$752,268	$721,599	$753,880	$938,248
Gross profit	$107,550	$107,054	$112,763	$132,881
Net income	$8,698	$6,491	$12,598	$18,398
Net income per common share:
Basic	$.24	$.18	$.34	$.50
Diluted	$.23	$.17	$.34	$.49

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs		Other		Balance at End of Period
Allowance for sales returns and doubtful accounts
2010	$22,532	$3,268		$(6,816)	(1,103	)(1)	$17,881
2009	$17,523	$4,698		$(4,493)	4,804	(2)	22,532
2008	$20,521	$2,424		$(5,422)			$17,523

Allowance for deferred tax assets
2010
Current	$1,507	$81		(16)	$33		$1,605
Noncurrent	$28,326	$27		$(65)	$(617)		$27,671
2009
Current (3)	$—	—			$1,507		$1,507
Noncurrent (3) (4)	$8,377	$—		$(2,125)	$22,074		$28,326
2008
Current	$96		$		$(96)		$—
Noncurrent (4)	$7,291	$1,996		$(64)	$(846)		$8,377

(1)(2)	WStore opening balance sheet adjustment.
(3)	Included in other is allowances recorded for deferred tax assets and net operating losses acquired in the WStore Europe SA acquisition
(4)	Charges to expense are net of reductions resulting from changes in deferred tax assets due to changes in tax laws.