Form 10-Q
period 2011-03-31
SYSTEMAX INC
filed 2011-05-12
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the registrant’s Common Stock as of May 5, 2011 was 36,868,538.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS:
Current assets:
Cash	$112,284	$92,077
Accounts receivable, net	282,809	276,344
Inventories	373,874	370,375
Prepaid expenses and other current assets	15,450	19,308
Deferred income taxes	7,178	7,133
Total current assets	791,595	765,237

Property, plant and equipment, net	74,412	73,765
Deferred income taxes	2,212	2,313
Goodwill and intangibles	49,490	49,473
Other assets	3,433	3,312
Total assets	$921,142	$894,100

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$379,680	$377,030
Accrued expenses and other current liabilities	74,631	84,680
Short-term debt	14,605	-
Current portion of long term debt	2,615	2,655
Total current liabilities	471,531	464,365

Long-term debt	6,777	7,386
Other liabilities	14,273	13,081
Total liabilities	492,581	484,832

Commitments and contingencies

Shareholders’ equity:
Preferred stock	-	-
Common stock	389	389
Additional paid-in capital	180,955	181,519
Treasury stock	(23,611)	(24,947)
Retained earnings	267,092	253,526
Accumulated other comprehensive income (loss)	3,736	(1,219)
Total shareholders’ equity	428,561	409,268

Total liabilities and shareholders’ equity	$921,142	$894,100

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$929,867	$915,237
Cost of sales	799,369	790,636
Gross profit	130,498	124,601
Selling, general & administrative expenses	111,369	104,188
Reorganization and other charges	504	-
Operating income	18,625	20,413
Foreign currency exchange (gain) loss	(1,383)	1,543
Interest and other income, net	(126)	(243)
Interest expense	530	316
Income before income taxes	19,604	18,797
Provision for income taxes	6,038	7,046
Net income	$13,566	$11,751

Net income per common share:
Basic	$.37	$.32
Diluted	$.36	$.31

Weighted average shares outstanding:
Basic	37,157	36,785
Diluted	37,708	37,471

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31
	2011	2010
Cash flows from operating activities:
Net income	$13,566	$11,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,245	3,981
Provision (benefit) for deferred income taxes	105	(20)
Provision for returns and doubtful accounts	627	946
Compensation expense related to equity compensation plans	533	600
Excess tax benefit from exercises of stock options	(173)	(657)
Loss on dispositions and abandonment	27	9
Changes in operating assets and liabilities:
Accounts receivable	2,094	(8,524)
Inventories	(522)	(3,281)
Prepaid expenses and other current assets	3,725	4,932
Accounts payable, accrued expenses and other current liabilities	(14,498)	(30,196)
Net cash provided by (used in) operating activities	9,729	(20,459)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,715)	(3,989)
Proceeds from disposals of property, plant and equipment	10	-
Net cash used in investing activities	(3,705)	(3,989)

Cash flows from financing activities:
Borrowings on credit facility and short term debt	25,466	67,665
Repayments of borrowings on credit facility and short term debt	(10,861)	(65,357)
Repayments from capital lease obligations	(654)	(319)
Proceeds from issuance of common stock	175	612
Excess tax benefit from exercises of stock options	173	657
Net cash provided by financing activities	14,299	3,258

Effects of exchange rates on cash	(116)	452

Net increase (decrease) in cash	20,207	(20,738)
Cash – beginning of period	92,077	58,309
Cash – end of period	$112,284	$37,571
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$4	$47

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Income (Loss)	Income

Balances, January 1, 2011	36,755	$389	$181,519	$(24,947)	$253,526	$(1,219)

Stock-based compensation expense			533
Issuance of restricted stock	100		(818)	1,184
Restricted stock withheld for employee taxes	(36)		(60)	(432)
Exercise of stock options	49		(409)	584

Income tax benefit on stock-based compensation			190
Change in cumulative translation adjustment						4,955	4,955
Net income					13,566		13,566
Total comprehensive income							18,521

Balances, March 31, 2011	36,868	389	180,955	(23,611)	267,092	3,736

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011 and the results of operations for the three month periods ended March 31, 2011 and 2010, cash flows for the three month periods ended March 31, 2011 and 2010 and changes in shareholders’ equity for the three month period ended March 31, 2011. The December 31, 2010 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2010 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on April 2, 2011. The first quarters of both 2011 and 2010 included 13 weeks.

2.	Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options and restricted stock awards. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.5 million and 0.6 million for the three months ended March 31, 2011 and 2010, respectively. The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million and 0.3 million for the three months ended March 31, 2011 and 2010, respectively. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.7 million and 0.5 million shares for the three months ended March 31, 2011 and 2010, respectively, due to their antidilutive effect.

3.	Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments and is included in the condensed consolidated statement of shareholders’ equity. For the three month periods ended March 31, 2011 and 2010, comprehensive income was $18.5 million and $8.6 million, respectively.

4.	Credit Facilities

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The credit facility has a five year term, maturing on October 26, 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability. As of March 31, 2011, eligible collateral under the agreement was $125.0 million, total availability was $115.8 million, total outstanding letters of credit were $9.2 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of March 31, 2011.

The Company’s Inmac-WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by Inmac-WStore accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of March 31, 2011, there was availability under this credit facility of approximately €6.7 million ($9.6 million) and there was €10.3 million ($14.6 million) of outstanding borrowings. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at March 31, 2011. The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice.

5.	Long Term Debt

On September 23, 2010, the Company (through a subsidiary) completed a tax exempt Recovery Zone Facility Bond (the “Bonds”) financing for up to $15.0 million with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018.  Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly. The proceeds of the Bonds are to be used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of all the equipment for the facility is expected to be completed by December 31, 2011. Pursuant to the transaction, the Company will transfer to the Authority for consideration consisting of the Bond proceeds ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As a result of the capital lease treatment for this transaction, the leased equipment is included in property, plant and equipment in the Company’s consolidated balance sheet. As of March 31, 2011 there was $7.3 million outstanding against this facility.

6.	Reorganization Costs

In 2010 the Company’s WStore France subsidiary incurred integration related charges of approximately $3.7 million for severances and other costs related to the merger of its Misco and WStore operations. These costs were recorded in selling, general and administrative expenses within the Technology Products segment. Other costs totaling $0.3 million were recorded in selling, general and administrative expenses within the Corporate and other segment in fiscal year 2010.The Company anticipates incurring minimal additional costs related to this integration.

The following table details the associated liabilities incurred related to this plan (in thousands):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2010	$-	$-	$-
Charged to expense	2,975	1,030	4,005
Paid or otherwise settled	(1,923)	(946)	(2,869)
Balance December 31, 2010	$1,052	$84	$1,136
Charged to expense	-	-	-
Paid or otherwise settled	(821)	(84)	(905)
Balance March 31, 2011	$231	$-	$231

7.	Segment Information

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized into two reportable business segments – Technology Products and Industrial Products.

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

The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on operating income, before net interest, foreign exchange gains and losses, reorganization and other charges, internal management fees and income taxes. Corporate costs not identified with the disclosed segments are grouped as “Corporate and other” below.

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended
	March 31
	2011	2010
Net sales:
Technology Products	$858,263	$860,139
Industrial Products	70,835	54,531
Corporate and other	769	567
Consolidated	$929,867	$915,237

Operating income (loss):
Technology Products	$17,740	$21,799
Industrial Products	6,857	3,579
Corporate and other expenses	(5,972)	(4,965)
Consolidated	$18,625	$20,413

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended
	March 31
	2011	2010
Net sales:
United States	584,081	582,247
United Kingdom	117,999	115,460
Other Europe	167,545	163,553
Other North America	60,242	53,977
Consolidated	$929,867	$915,237

Revenues are attributed to countries based on the location of the selling subsidiary.

8.	Legal Proceedings

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

9.	Subsequent event

On April 18, 2011, the Company notified Gilbert Fiorentino, who was at the time the Chief Executive of its Technology Products Group and a Director, that it intended to terminate his employment pursuant to the terms of his employment agreement and that Fiorentino was being placed on immediate administrative leave. The Company’s action followed the conclusion of an independent investigation by its Audit Committee of the Board of Directors, with the assistance of independent counsel, of the Company’s Miami, Florida operations. This investigation was initially disclosed in the Company’s Form 10-K for 2010.

On May 9, 2011, the Company announced that it accepted the resignation of Fiorentino, and that it had executed an agreement with Fiorentino whereby within 5 business days Fiorentino will surrender assets to the Company valued at approximately $11 million at May 9, 2011.  The agreement requires the surrender of 1,130,001 shares of Systemax common stock owned or beneficially owned by Fiorentino and $480,000 in cash.  The agreement also requires Fiorentino to disclose his and his immediate family’s personal assets; forfeit undisclosed assets discovered by the Company; disclose information regarding certain matters that led to his being notified of the Company’s intent to terminate him; and to fully cooperate with the Company in the future.  Fiorentino and the Company also exchanged mutual general releases and nondisparagement commitments, and Fiorentino agreed to a 5 year noncompetition obligation. The financial statement benefit to the Company under the Settlement Agreement, which will be less than $11 million due to accounting requirements for equity transactions and the cost of the investigation, will be recorded during the second quarter of fiscal 2011.

The matters investigated occurred over a number of years, did not have a material impact on Systemax's previously reported financial results in any reporting period, and were limited to the Company's Miami operations.

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

Overview

Systemax is primarily a direct marketer of brand name and private label products. In recent years, the Company has expanded into selling its products in “brick and mortar” retail stores.  Our operations are organized in two reportable business segments – Technology Products and Industrial Products.

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis. For the three months ended March 31, 2011, Technology products accounted for 92% of our net sales.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis. Industrial products accounted for 8% of our net sales for the three months ended March 31, 2011.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service. In our Industrial Products segment, we  deployed an entirely new ecommerce website in 2010 (www.globalindustrial.com) that allows us to effectively market many more products than historically was the case and which we believe is generationally more advanced than the sites of many other companies in the sector.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2010 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2010 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and reorganization and other costs. The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the application of critical accounting policies or estimates during 2011. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

In December 2010, the FASB issued authoritative guidance that updates existing disclosure requirements related to supplementary pro forma information for business combinations. Under the updated guidance, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective for the Company on January 1, 2011 and will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2011.

Results of Operations

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Key Performance Indicators (in thousands):

	Three Months Ended
	March 31,		%
	2011	2010	Change
Net sales by segment:
Technology products	$858,263	$860,139	(0.2	) %
Industrial products	70,835	54,531	29.9%
Corporate and other	769	567	35.6%
Consolidated net sales	$929,867	$915,237	1.6%
Net sales by geography:
North America	$644,323	$636,224	1.3%
Europe	285,544	279,013	2.3%
Consolidated net sales	$929,867	$915,237	1.6%
Net sales by channel
Business to business	$480,524	$445,283	7.9%
Consumer	449,343	469,954	(4.4	) %
Consolidated net sales	$929,867	$915,237	1.6%
Consolidated gross margin	14.0%	13.6%	0.4%
Consolidated SG&A costs	$111,873	$104,188	7.4%
Consolidated SG&A costs as a % of net sales	12.0%	11.4%	0.6%
Operating income (loss) by segment:
Technology products	$17,740	$21,799	(18.6	) %
Industrial products	6,857	3,579	91.6%
Corporate and other	(5,972)	(4,965)	20.3%
Consolidated operating income	$18,625	$20,413	(8.8	) %
Operating margin by segment
Technology products	2.1%	2.5%	(0.4	) %
Industrial products	9.7%	6.6%	3.1%
Consolidated operating margin	2.0%	2.2%	(0.2	) %
Effective income tax rate	30.8%	37.5%	(6.7	) %
Net income	$13,566	$11,751	15.4%
Net margin	1.5%	1.3%	0.2%

NET SALES

SEGMENTS

The Technology Products net sales decrease is attributable to significant declines in our consumer channel sales due to generally soft economic conditions impacting consumer spending patterns offset by increased business to business channel sales. On a constant currency basis, Technology Products net sales would have declined 0.7% for the three month period ended March 31, 2011.

Industrial Products sales, primarily business to business, increased for the three month period ended March 31, 2011 as compared to the same period in 2010. The sales increase, the majority of which was driven by web sales, is attributable to improved economic conditions for businesses in North America resulting in increased demand for the segment’s various products as well as an increase in the number of products offered on its website and in its catalogs.

GEOGRAPHIES

North American sales benefited from an increase in business to business activity during the first quarter primarily from the Industrial Products segment as a result of improved economic conditions and increased retail store (with 42 stores operating in the 2011 period compared to 36 stores in the 2010 period) and television shopping channel sales, offset by declining web sales in the Technology Products segment. On a constant currency basis, North American sales would have increased 0.7% for the ended March 31, 2011. Movement in foreign exchange rates positively impacted sales by approximately $3.5 million in the quarter.

European sales benefited from an increase in business to business sales during the first quarter as economic conditions improved, however consumer channel sales lagged compared to same period last year. On a constant currency basis, European sales would have increased 2.1% for period ended March 31, 2011. Movement in foreign exchange rates positively impacted sales by approximately $0.6 million in the quarter.

CHANNELS

Worldwide consumer-channel sales decreased in the quarter primarily as the result of a decline in North American website sales offset partially by increases in retail store and shopping channel sales. On a constant currency basis, worldwide consumer channel sales decreased 4.8%.

Worldwide business to business channel sales increased in the quarter primarily as the result of an improvement in economic conditions for businesses. On a constant currency basis, worldwide business to business channel sales grew 7.5%.

GROSS MARGIN

Consolidated gross margin increased 40 basis points in the first quarter primarily due to changes in the segment and channel mix, with Industrial Products, which are typically higher margin than Technology Products, contributing a larger percentage of gross profit dollars in 2011. Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company’s vendors, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES/REORGANIZATION AND OTHER CHARGES

The increase in selling, general and administrative expenses for the first quarter was primarily the result of increased sales volume, increases in personnel, facility and other operating costs related to additional retail stores and a new distribution center as well as increases in business to business sales headcount. Significant expense increases include approximately $5.7 million of salary and related expenses and $0.5 million of reorganization and other charges primarily associated with the previously disclosed whistleblower allegations.

OPERATING MARGIN

The decline in Technology Products operating margin is primarily attributable to continuing price promotions and freight discounts offered in the quarter and increased expenses relating to the addition of retail stores, a second distribution center and increased business to business sales headcount.

Industrial products operating margin increased due to improved economic conditions in North America resulting in increased demand for the segment’s various products and the availability of additional products on the Company’s website and in its catalogs.

Corporate and other expenses increased in the quarter primarily as a result of increased personnel and benefit costs in our overhead departments.

INTEREST EXPENSE

The interest expense increase is attributable to interest on the Recovery Zone Bond facility used to finance the equipment for the second Technology Products distribution center opened in 2010. Interest expense for 2010 is primarily attributable to the short term debt assumed as part of the WStore acquisition and interest on capital lease obligations.

INCOME TAXES

The Company’s effective tax rate for the first quarter was 30.8% compared to 37.5% in the first quarter of 2010. The lower quarterly effective tax rate is the result of the Company having a higher mix of pretax income in countries with lower tax rates compared to 2010.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for new retail stores, funding capital expenditures, including those related to the second North American distribution center for the Technology Products segments, repay outstanding debt, fund special dividends declared by our Board of Directors and fund acquisitions. We rely principally upon operating cash flow to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions or to significantly increase the pace at which we open retail stores, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in thousands):
	March 31, 2011	December 31, 2010	$ Change
Cash	$112,284	$92,077	$20,207
Accounts receivable, net	$282,809	$276,344	$6,465
Inventories, net	$373,874	$370,375	$3,499
Prepaid expenses and other current assets	$15,450	$19,308	$(3,858)
Accounts payable	$379,680	$377,030	$2,650
Accrued expenses and other current liabilities	$74,631	$84,680	$(10,049)
Short term debt	$14,605	$-	$14,605
Current portion of long term debt	$2,615	$2,655	$(40)
Working capital	$320,064	$300,872	$19,192

Our working capital increased primarily as the result of the cash generated from net income for the period.  Our inventory turnover remained relatively consistent at 8.0 times on an annual basis compared to 8.2 times in the same period in 2010. Future inventory and accounts receivable balances will continue to fluctuate with the continued ramp up of operations in our second distribution center for Technology Products, additions of new retail stores, changes in sales volume and the mix of our net sales between business and consumer customers.

The increase in cash provided by operations during 2011 resulted from changes in our working capital accounts, which used $9.2 million in cash compared to $37.1 million used in 2010, primarily the result of lower balances in accounts payable, accrued expenses and other current liabilities as compared to prior year. Cash generated from net income adjusted by other non-cash items provided $18.9 million during 2011 compared to $16.6 million provided by these items during 2010, primarily as a result of a higher net income in 2011.

Cash flows used in investing activities during 2011 totaled $3.7 million and were for upgrades and enhancements to our information and communications systems hardware and software, expenditures in retail stores in North America and expenditures in our second distribution facility which opened in the third quarter of 2010. Net cash used in investing activities in 2010 totaled $4.0 million and were for capital expenditures relating to our retail stores and information technology.

Net cash of $14.3 million was provided by financing activities during 2011. We borrowed approximately $25.5 million and repaid approximately $10.9 million from revolving credit and short term debt facilities. We also repaid approximately $0.7 million of capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.3 million. In 2010, we borrowed $67.7 million from a revolving credit facility and repaid approximately $65.4 million on that facility. In addition, we repaid $0.3 million in capital lease obligations. Proceeds and excess tax benefits from stock option exercises provided approximately $1.3 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom. The credit facility has a five year term, maturing on October 26, 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability As of March 31, 2011, eligible collateral under this agreement was $125.0 million, total availability was $115.8 million, total outstanding letters of credit were $9.2 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of March 31, 2011.

The Company’s WStore subsidiary maintains a revolving credit agreement with a financial institution in France which is secured by WStore accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of March 31, 2011 there was availability under this credit facility of approximately €6.7 million ($9.6 million) and there was €10.3 million ($14.6 million) of outstanding borrowings. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at March 31, 2011. The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice.

On September 23, 2010, the Company (through a subsidiary) completed a tax exempt Recovery Zone Facility Bond (the “Bonds”) financing for up to $15.0 million with the Development Authority of Jefferson, Georgia (the “Authority”). The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018. Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly. The proceeds of the Bonds are to be used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia. The purchase and installation of all the equipment for the facility is expected to be completed by December 31, 2011. Pursuant to the transaction, the Company will transfer to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As a result of the capital lease treatment for this transaction, the leased equipment will be included in property, plant and equipment in the Company’s consolidated balance sheet. As of March 31, 2011, the Company had $7.3 million outstanding against this facility.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at March 31, 2011 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

Our earnings and cash flows are seasonal in nature, with the fourth quarter of the fiscal year generating somewhat higher earnings and cash flows than the other quarters. Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales. Unusual expense items, such as one time charges and settlements, may impact earnings and are separately disclosed. We expect that past performance may not be indicative of future performance due to the competitive nature of our Technology Products segment where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have minimal debt.

We anticipate cash needs to support our growth and expansion plans, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, opening of new retail stores, stocking of the new distribution center in  and in building out and expanding our existing distribution center facilities and inventory systems. These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash and revolving credit resources. We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise. However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent. As of March 31, 2011, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2011 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our credit facilities. As of March 31, 2011, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 12, 2011	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer