Form 10-Q
period 2011-06-30
SYSTEMAX INC
filed 2011-08-11
CIK 945114

©

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 5, 2011 was 36,388,473.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS:
Current assets:
Cash	$99,792	$92,077
Accounts receivable, net	265,915	276,344
Inventories	358,469	370,375
Prepaid expenses and other current assets	14,086	19,308
Deferred income taxes	6,616	7,133
Total current assets	744,878	765,237

Property, plant and equipment, net	73,352	73,765
Deferred income taxes	1,803	2,313
Goodwill and intangibles	49,091	49,473
Other assets	3,465	3,312
Total assets	$872,589	$894,100

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$335,255	$377,030
Accrued expenses and other current liabilities	74,630	84,680
Short-term debt	2,750	-
Current portion of long term debt	2,515	2,655
Total current liabilities	415,150	464,365

Long-term debt	6,818	7,386
Other liabilities	14,480	13,081
Total liabilities	436,448	484,832

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock	-	-
Common stock	389	389
Additional paid-in capital	179,819	181,519
Treasury stock	(30,701)	(24,947)
Retained earnings	282,651	253,526
Accumulated other comprehensive income (loss)	3,983	(1,219)
Total shareholders’ equity	436,141	409,268

Total liabilities and shareholders’ equity	$872,589	$894,100

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$872,222	$805,875	$1,802,089	$1,721,112
Cost of sales	743,279	692,474	1,542,648	1,483,110
Gross profit	128,943	113,401	259,441	238,002
Selling, general & administrative expenses	114,265	96,966	225,634	201,154
Special (gains) charges	(7,150)	343	(6,646)	343
Operating income	21,828	16,092	40,453	36,505
Foreign currency exchange (gain) loss	(354)	858	(1,737)	2,401
Interest and other income, net	(631)	(191)	(757)	(434)
Interest expense	510	407	1,040	723
Income before income taxes	22,303	15,018	41,907	33,815
Provision for income taxes	6,744	5,568	12,782	12,614
Net income	$15,559	$9,450	$29,125	$21,201

Net income per common share:
Basic	$.42	$.26	$.79	$.57
Diluted	$.42	$.25	$.78	$.56

Weighted average shares outstanding:
Basic	36,833	36,967	36,996	36,876
Diluted	37,101	37,726	37,405	37,570

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30
	2011	2010
Cash flows from operating activities:
Net income	$29,125	$21,201
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,638	6,809
Benefit from deferred income taxes	(209)	(168)
Provision for returns and doubtful accounts	1,640	1,948
Compensation expense related to equity compensation plans	1,053	1,438
Return of common stock	(7,890)	-
Excess tax benefit from exercises of stock options	(187)	(752)
Loss on dispositions and abandonment	71	19
Changes in operating assets and liabilities:
Accounts receivable	19,997	(11,404)
Inventories	15,324	(18,972)
Prepaid expenses and other current assets	1,436	3,089
Accounts payable, accrued expenses and other current liabilities	(56,847)	(18,256)
Net cash provided by (used in) operating activities	12,151	(15,048)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,664)	(8,807)
Proceeds from disposals of property, plant and equipment	11	3
Net cash used in investing activities	(6,653)	(8,804)

Cash flows from financing activities:
Borrowings on credit facility and short term debt	13,516	105,891
Repayments of borrowings on credit facility and short term debt	(10,861)	(106,183)
Repayments from capital lease obligations	(1,337)	(594)
Proceeds from issuance of common stock	188	846
Proceeds from recovery zone bond	624	-
Excess tax benefit from exercises of stock options	187	752
Net cash provided by financing activities	2,317	712

Effects of exchange rates on cash	(100)	(2,386)

Net increase (decrease) in cash	7,715	(25,526)
Cash – beginning of period	92,077	58,309
Cash – end of period	$99,792	$32,783
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$628	$47

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Income (Loss)	Income

Balances, January 1, 2011	36,755	$389	$181,519	$(24,947)	$253,526	$(1,219)

Stock-based compensation expense			933
Issuance of restricted stock	126		(1,371)	1,507
Exercise of stock options	53		(441)	629
Return of common stock	(550)			(7,890)
Surrender of fully vested options			(1,029)
Income tax benefit on stock-based compensation			208
Change in cumulative translation adjustment						5,202	$5,202
Net income					29,125		29,125
Total comprehensive income							$34,327

Balances, June 30, 2011	36,384	$389	$179,819	$(30,701)	$282,651	$3,983

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011 and the results of operations for the three and six month periods ended June 30, 2011 and 2010, cash flows for the six month periods ended June 30, 2011 and 2010 and changes in shareholders’ equity for the six month period ended June 30, 2011.  The December 31, 2010 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2010 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on July 2, 2011.  The second quarters of both 2011 and 2010 included 13 weeks and the first six months of both 2011 and 2010 included 26 weeks.

2.	Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options and restricted stock awards. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.3 million and 0.8 million shares for the three months ended June 30, 2011 and 2010, respectively, and 0.4 million and 0.7 million shares for the six months ended June 30, 2011 and 2010, respectively.  The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.1 million shares for the three months ended June 30, 2011 and 2010 and 0.2 million shares for the six months ended June 30, 2011 and 2010.  The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.6 million and 0.1 million shares for the three months ended June 30, 2011 and 2010, respectively, and 0.7 million and 0.5 million shares for the six months ended June 30, 2011 and 2010, respectively, due to their antidilutive effect.

3.	Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments and is included in the condensed consolidated statement of shareholders’ equity.  For the three month periods ended June 30, 2011 and 2010, comprehensive income was $15.8 million and $5.6 million, respectively and for the six month periods ended June 30, 2011 and 2010, comprehensive income was $34.3 million and $14.2 million, respectively.

4.	Credit Facilities

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term, maturing on October 26, 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability.  As of June 30, 2011, eligible collateral under the agreement was $125.0 million, total availability was $115.8 million, total outstanding letters of credit were $9.2 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of June 30, 2011.

The Company’s Inmac-WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by Inmac-WStore accounts receivable balances.  Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.  As of June 30, 2011, there was availability under this credit facility of approximately €13.5 million ($19.6 million) and there was €1.9 million ($2.8 million) of outstanding borrowings.  Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at June 30, 2011.  The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice.

5.	Long Term Debt

On September 23, 2010, the Company (through a subsidiary) completed a tax exempt Recovery Zone Facility Bond (the “Bonds”) financing for up to $15.0 million with the Development Authority of Jefferson, Georgia (the “Authority”).   The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018.  Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly.  The proceeds of the Bonds are to be used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of all the equipment for the facility is expected to be completed by December 31, 2011.  Pursuant to the transaction, the Company will transfer to the Authority for consideration consisting of the Bond proceeds ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As a result of the capital lease treatment for this transaction, the leased equipment is included in property, plant and equipment in the Company’s consolidated balance sheet. As of June 30, 2011 there was $7.5 million outstanding against this facility.

6.	Reorganization Costs

In 2010, the Company’s WStore France subsidiary incurred integration related charges of approximately $3.7 million for severances and other costs related to the merger of its Misco and WStore operations.  These costs were recorded in selling, general and administrative expenses within the Technology Products segment. Other costs totaling $0.3 million were recorded in selling, general and administrative expenses within the Corporate and other segment in fiscal year 2010.  The Company anticipates incurring minimal additional costs related to this integration.

The following table details the associated liabilities incurred related to this plan (in thousands):
	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2010	$-	$-	$-
Charged to expense	2,975	1,030	4,005
Paid or otherwise settled	(1,923)	(946)	(2,869)
Balance December 31, 2010	$1,052	$84	$1,136
Charged to expense	-	-	-
Paid or otherwise settled	(881)	(84)	(965)
Balance June 30, 2011	$171	$-	$171

7.	Segment Information

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net sales:
Technology Products	$792,745	$743,073	$1,651,008	$1,603,212
Industrial Products	78,765	62,249	149,600	116,780
Corporate and Other	712	553	1,481	1,120
Consolidated	$872,222	$805,875	$1,802,089	$1,721,112

Operating income (loss):
Technology Products	$18,942	$15,473	$36,682	$37,272
Industrial Products	8,960	6,145	15,817	9,724
Corporate and Other	(6,074)	(5,526)	(12,046)	(10,491)
Consolidated	$21,828	$16,092	$40,453	$36,505
Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net sales:
United States	$552,557	$518,936	$1,136,638	$1,101,183
United Kingdom	102,300	97,300	220,299	212,760
Other Europe	163,879	143,899	331,424	307,453
Other North America	53,486	45,740	113,728	99,716
Consolidated	$872,222	$805,875	$1,802,089	$1,721,112

 Revenues are attributed to countries based on the location of the selling subsidiary.

8.	Settlement Agreement

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

On May 9, 2011, the Company announced that it accepted the resignation of Fiorentino, and that it had executed an agreement with Fiorentino under which Fiorentino surrendered certain assets to the Company valued at approximately $11 million at May 9, 2011; these assets included the surrender of 1,130,001 shares of Systemax common stock owned or beneficially owned by Fiorentino and $480,000 in cash.  The agreement also requires Fiorentino to disclose his and his immediate family’s personal assets; forfeit undisclosed assets discovered by the Company; disclose information regarding certain matters that led to his being notified of the Company’s intent to terminate him; and to fully cooperate with the Company in the future.  Fiorentino and the Company also exchanged mutual general releases and nondisparagement commitments, and Fiorentino agreed to a 5 year noncompetition obligation.  The financial statement benefit to the Company related to the surrender of shares and cash payment was approximately $8.4 million and was recorded in the second quarter of 2011 under special (gains) charges, net of related legal and professional fees of approximately $1.3 million for the quarter ended June 30, 2011 and $1.8 million for the first six months of 2011, in the accompanying financial statements.  The matters investigated occurred over a number of years, did not have a material impact on Systemax's previously reported financial results in any reporting period, and were limited to the Company's Miami operations.

9.	Legal Proceedings

On June 21, 2011 Systemax Inc. received notice that the Securities and Exchange Commission (“SEC”) has initiated a formal investigation into certain matters discovered by the Company during its internal investigation of its Miami Florida operations.  That internal investigation resulted in the resignation of Gilbert Fiorentino (the former Chief Executive of the Technology Products Group and a director of the Company) on May 9, 2011 and the Company entering into an agreement with Mr. Fiorentino under which, among other things, he surrendered to the Company certain assets then valued at approximately $11 million.  The internal investigation was conducted by the Company’s independent Audit Committee of the Board of Directors, with the assistance of independent counsel.  The Company is fully cooperating with the SEC in its formal investigation and  does not expect to comment further on developments related to this matter and disclaims any intention or obligation to update any of the information contained herein, except as required by law.

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  For the six months ended June 30, 2011, Technology products accounted for 92% of our net sales.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis. Industrial products accounted for 8% of our net sales for the six months ended June 30, 2011.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.  In our Industrial Products segment, we deployed an entirely new ecommerce website in 2010 (www.globalindustrial.com) that allows us to effectively market many more products than historically was the case and which we believe is generationally more advanced than the sites of many other companies in the sector.

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

In June 2011, the FASB issued amended guidance related to comprehensive income.  The amended guidance requires the presentation of items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or in two separate but consecutive statements.  Presentation of other comprehensive income as part of the statement of stockholders’ equity is no longer allowed under the amended guidance.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

Results of Operations

Three and Six Months Ended June 30, 2011 compared to the Three and Six Months Ended June 30, 2010

Key Performance Indicators (in thousands):

	Three Months Ended			Six Months Ended
	June 30%			June 30%
	2011	2010	Change	2011	2010	Change
Net sales by segment:
Technology products	$792,745	$743,073	6.7%	$1,651,008	$1,603,212	3.0%
Industrial products	78,765	62,249	26.5%	149,600	116,780	28.1%
Corporate and other	712	553	28.8%	1,481	1,120	32.2%
Consolidated net sales	$872,222	$805,875	8.2%	$1,802,089	$1,721,112	4.7%
Net sales by geography:
North America	$606,043	$564,675	7.3%	$1,250,366	$1,200,899	4.1%
Europe	266,179	241,200	10.4%	551,723	520,213	6.1%
Consolidated net sales	$872,222	$805,875	8.2%	$1,802,089	$1,721,112	4.7%
Net sales by channel:
Business to business	$482,512	$417,377	15.6%	$963,036	$862,660	11.6%
Consumer	389,710	388,498	0.3%	839,053	858,452	(2.3)%
Consolidated net sales	$872,222	$805,875	8.2%	$1,802,089	$1,721,112	4.7%
Consolidated gross margin	14.8%	14.1%	0.7%	14.4%	13.8%	0.6%
Consolidated SG&A costs	$107,115	$97,309	10.1%	$218,988	$201,497	8.7%
Consolidated SG&A costs as a % of net sales	12.3%	12.1%	0.2%	12.2%	11.7%	0.5%
Operating income (loss) by segment:
Technology products	$18,942	$15,473	22.4%	$36,682	$37,272	(1.6)%
Industrial products	8,960	6,145	45.8%	15,817	9,724	62.7%
Corporate and other	(6,074)	(5,526)	9.9%	(12,046)	(10,491)	14.8%
Consolidated operating income	$21,828	$16,092	35.6%	$40,453	$36,505	10.8%
Operating margin by segment:
Technology products	2.4%	2.1%	0.3%	2.2%	2.3%	(0.1)%
Industrial products	11.4%	9.9%	1.5%	10.6%	8.3%	2.3%
Consolidated operating margin	2.5%	2.0%	0.5%	2.2%	2.1%	0.1%
Effective income tax rate	30.2%	37.1%	(6.9)%	30.5%	37.3	(6.8)%
Net income	$15,559	$ 9,450	64.6%	$29,125	$21,201	37.4%
Net margin	1.8%	1.2%	0.6%	1.6%	1.2	0.4%

NET SALES

SEGMENTS

The Technology Products net sales increase for the three and six month periods ended June 30, 2011 is attributable to increased computer sales, including tablet computing devices, and computer accessories and software sales primarily due to increased business spending.  On a constant currency basis, Technology Products net sales would have increased 2.5% and 0.8%, respectively, for the three and six month periods ended June 30, 2011.

The Industrial Products net sales increase for the three and six month periods ended June 30, 2011 as compared to the same period in 2010 is attributable to an increase in the number of products offered on its website and the addition of sales personnel in 2011.

GEOGRAPHIES

The North American sales increase for the three and six month periods ended June 30, 2011 was primarily the result of the Industrial Products segment’s additional new product lines and product offerings and increased retail store (with 42 stores operating in the 2011 period compared to 37 stores in the 2010 period) sales, offset partially by declining web sales in the Technology Products segment.  On a constant currency basis, North American sales would have increased 6.8% and 3.6%, respectively, for the three and six month periods ended June 30, 2011.  Movement in foreign exchange rates positively impacted sales by approximately $3.3 million in the quarter and $6.7 million for the first six months of 2011.

European sales were positively impacted for the three and six month periods ended June 30, 2011 by movement in foreign exchange rates of approximately $27.9 million and $28.6 million, respectively.  On a constant currency basis, European sales would have decreased 1.2% for the three months ended June 30, 2011 and increased 0.6% for the six month period ended June 30, 2011.

CHANNELS

Worldwide consumer-channel sales were flat in the second quarter of 2011 and declined 2.3% for the first six months of 2011 primarily as the result of a decline in European consumer channel sales and North American website sales, offset partially by increases in retail store sales.  On a constant currency basis, worldwide consumer channel sales decreased 1.2% for the second quarter of 2011 and 3.2% for the six month period ended June 30, 2011.

Worldwide business to business channel sales increased for the three and six month periods ended June 30, 2011 primarily the result of the Industrial Products segments additional product lines and product offerings and the addition of business to business sales personnel. On a constant currency basis, worldwide business to business channel sales grew 9.6% for the second quarter and 8.5% for the six month periods ended June 30, 2011.

GROSS MARGIN

Consolidated gross margin increased 70 basis points in the second quarter of 2011 and 60 basis points for the first six months of 2011, as compared to the same periods in 2010, primarily due to changes in the segment and channel mix, with Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage of gross profit dollars in 2011 and improvements in our freight margin.  Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company’s vendors, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses for the three and six month periods ended June 30, 2011as compared to the same periods in 2010 was primarily the result of increased sales volume, increases in personnel headcount, facility and other operating costs related to additional retail stores and a new distribution center, and increased internet advertising spending.  Significant expense increases for the second quarter of 2011 include approximately $9.4 million of salary and related expenses, $3.2 million of increased internet and store space ad advertising offset by decreased spending on catalogs and increased depreciation expense of $1.2 million.  Significant expense increases for the first six months of 2011 include approximately $15.0 million of increased payroll and payroll related costs, $1.3 million of computer and telephone maintenance charges and $1.7 million of increased depreciation expense.

SPECIAL (GAINS) CHARGES

The Company recorded a special gain of approximately $8.4 million in the second quarter of 2011 related to the cash payment and surrender of common shares of Company stock by a former officer and director under a Settlement Agreement (See Note 8 of Notes to Condensed Consolidated Financial Statements).  This gain was offset partially by charges for related legal and professional fees of approximately $1.3 million. For the first six months of 2011 this gain was offset partially by charges for related legal and professional fees of approximately $1.8 million.

Charges incurred for the three and six months ended June 30, 2010 of approximately $0.3 million were related to the Company’s reorganization of its WStore operations.

OPERATING MARGIN

Consolidated operating margin was positively impacted by special (gains) charges recorded during the three and six months ended June 30, 2011 of approximately $7.1 million and $6.6 million, respectively.

The Technology Products operating margin for the three and six months ending June 30, 2011 benefited from the special (gains) charges, net recorded.  Excluding this benefit, Technology Products operating margin would have declined compared to the same periods last year.  The decline is primarily attributable to continuing price promotions offered and increased expenses relating to the addition of retail stores, a second distribution center and business to business sales headcount.

Industrial products operating margin increased in the three and six months ended June 30, 2011 due to increased demand for the segment’s various products, the availability of additional products on the Company’s website and in its catalogs and increased business to business sales headcount.

Corporate and other expenses increased for the three and six months ending June 30, 2011 primarily as a result of increased personnel and benefit costs in our overhead departments.

INTEREST EXPENSE

The interest expense increase for the three and six months ended June 30, 2011 is attributable to interest on the Recovery Zone Bond facility used to finance equipment for the second Technology Products distribution center opened in the third quarter of 2010.  Interest expense for 2010 is primarily attributable to the short term debt assumed as part of the WStore acquisition and interest on capital lease obligations.

INCOME TAXES

The Company’s effective tax rate for the second quarter was 30.2% compared to 37.1% in the second quarter of 2010.  The effective tax rate for the six months ended June 2011 was 30.5% compared to 37.3% for the same period last year.  The lower effective tax rate for the quarter and six months ended June 30, 2011 is primarily the result of the Company having a higher mix of pretax income in France for which the tax provision has been offset by the use of net operating loss carryforwards which have a full valuation allowance.

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

Selected liquidity data (in thousands):
	June 30, 2011	December 31, 2010	$ Change
Cash	$99,792	$92,077	$7,715
Accounts receivable, net	$265,915	$276,344	$(10,429)
Inventories, net	$358,469	$370,375	$(11,906)
Prepaid expenses and other current assets	$14,086	$19,308	$(5,222)
Accounts payable	$335,255	$377,030	$(41,775)
Accrued expenses and other current liabilities	$74,630	$84,680	$(10,050)
Short term debt	$2,750	$-	$2,750
Current portion of long term debt	$2,515	$2,655	$(140)
Working capital	$329,728	$300,872	$28,856

Our working capital increased primarily as the result of the cash generated from net income for the period.  Our inventory turnover remained consistent at 8.2 times on an annual basis compared to the same period in 2010.  Future inventory and accounts receivable balances will continue to fluctuate with the continued ramp up of operations in our second distribution center for Technology Products, additions of new retail stores, changes in sales volume and the mix of our net sales between business and consumer customers.

The increase in cash provided by operations during 2011 resulted from changes in our working capital accounts, which used $20.1 million in cash compared to $45.5 million used in 2010, primarily the result of lower balances in accounts payable, accrued expenses and other current liabilities as compared to prior year.  Cash generated from net income adjusted by other non-cash items provided $32.2 million during 2011 compared to $30.5 million provided by these items during 2010, primarily as a result of higher net income in 2011.

Cash flows used in investing activities during 2011 totaled $6.7 million and were for upgrades and enhancements to our information and communications systems hardware and software, expenditures in retail stores in North America and expenditures in our second distribution facility which opened in the third quarter of 2010.  Net cash used in investing activities in 2010 totaled $8.8 million and were for capital expenditures relating to our retail stores and information technology.

Net cash of $2.3 million was provided by financing activities during 2011.  We borrowed approximately $13.5 million and repaid approximately $10.9 million from revolving credit and short term debt facilities.  We also repaid approximately $1.3 million of capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.4 million and we received proceeds of approximately $0.6 million from the Recovery Zone Facility Bond.  In 2010, we borrowed $105.9 million and repaid approximately $106.2 million from revolving credit and short term debt facilities.  In addition, we repaid $0.6 million in capital lease obligations. Proceeds and excess tax benefits from stock option exercises provided approximately $1.6 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term, maturing on October 26, 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability  As of June 30, 2011, eligible collateral under this agreement was $125.0 million, total availability was $115.8 million, total outstanding letters of credit were $9.2 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of June 30, 2011.

The Company’s WStore subsidiary maintains a revolving credit agreement with a financial institution in France which is secured by WStore accounts receivable balances.  Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.  As of June 30, 2011 there was availability under this credit facility of approximately €13.5 million ($19.6 million) and there was €1.9 million ($2.8 million) of outstanding borrowings.  Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at June 30, 2011.  The credit facility duration is indefinite; however either party may cancel the agreement with ninety days notice.

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

Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As a result of the capital lease treatment for this transaction, the leased equipment will be included in property, plant and equipment in the Company’s consolidated balance sheet.  As of June 30, 2011, the Company had $7.5 million outstanding against this facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at June 30, 2011 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We anticipate cash needs to support working capital requirements in our business, including working capital for new retail stores, funding capital expenditures, including those related to the second North American distribution center for the Technology Products segments, repay outstanding debt, fund special dividends declared by our Board of Directors and fund acquisitions.  These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash and revolving credit resources.  We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent.  As of June 30, 2011, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2011 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of June 30, 2011, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 21, 2011 Systemax Inc. received notice that the Securities and Exchange Commission (“SEC”) has initiated a formal investigation into certain matters discovered by the Company during its internal investigation of its Miami Florida operations.  That internal investigation resulted in the resignation of Gilbert Fiorentino (the former Chief Executive of the Technology Products Group and a director of the Company) on May 9, 2011 and the Company entering into an agreement with Mr. Fiorentino under which, among other things, he surrendered to the Company certain assets then valued at approximately $11 million.  The internal investigation was conducted by the Company’s independent Audit Committee of the Board of Directors, with the assistance of independent counsel. The Company is fully cooperating with the SEC in its formal investigation and  does not expect to comment further on developments related to this matter and disclaims any intention or obligation to update any of the information contained herein, except as required by law.

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

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: August 11, 2011	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer