Form 10-K/A
SYSTEMAX INC
filed 2011-10-25
CIK 945114

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

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YesX No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	Accelerated Filer X
Non-Accelerated Filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  NoX

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

Documents incorporated by reference: None, except as indicated in Item 15 (Exhibit List).

TABLE OF CONTENTS

		Page Number

Explanatory Note		1

Part IV
Item 15.	Exhibits and Financial Statement Schedules	1
		4
Signatures

EXPLANATORY NOTE

On March 17, 2011, Systemax Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for its fiscal year ending December 31, 2010 (the “2010 10-K”).  This Amendment No. 1 (“Amendment”) amends Part IV (Exhibits) of the 2010 Form 10-K to include in an exhibit (signed Independent Registered Public Accounting Firm Consent) a conformed signature line that was inadvertently omitted in the 2010 Form 10-K.

Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the original filing of our 2010 Form 10-K, or modify or update in any way any other disclosure in the 2010 Form 10-K.  This Amendment should be read in conjunction with our 2010 Form 10-K and our other SEC filings.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.
B.  Exhibits Required by Item 601 of Regulation S-K

3.	Exhibits. Exhibits marked with an asterisk are on file with the SEC and are incorporated herein by reference.

	Exhibit
	No.	Description

	3.1	Composite Certificate of Incorporation of Registrant, as amended (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001)*
	3.2	Amended and Restated By-laws of Registrant (effective as of December 29, 2007, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007) *
	3.3	Amendment to the Bylaws of the Registrant (incorporated by reference to the Company’s report on Form 8-K dated March 3, 2008) *
	4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995) *
+	10.1	Form of 1995 Long-Term Stock Incentive Plan* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852) *
+	10.2	Form of 1995 Stock Plan for Non-Employee Directors* (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852) *
+	10.3	Form of 1999 Long-Term Stock Incentive Plan as amended* (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2003) *
+	10.4	Form of 2006 Stock Incentive Plan for Non-Employee Directors* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006) *
+	10.5	Form of 2005 Employee Stock Purchase Plan* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006) *
	10.6
Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052) *

	10.7
First Amendment to Lease Agreement dated September 20, 1998 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998) *

	10.8
Second Amendment to Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007) *

	10.9
Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago (Trustee for the original landlord) and Walsh, Higgins & Company (Contractor) (“Naperville Illinois Facility Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052) *

	10.10
First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005) *

	10.11
Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998) *

	10.12	First Amendment, dated as of September 5, 2003, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (filed herewith) *
	10.13	Second Amendment, dated March 22, 2007, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (filed herewith) *
	10.14
Third Amendment, dated as of June 26, 2009, to the Lease Agreement between Tiger Direct, Inc. and Mota Associates Limited Partnership (successor in interest to landlord Keystone Miami Property Holding Corp.) (Miami facility) (filed herewith) *

	10.15
Lease agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005) *

	10.16
First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005) *

+	10.17
Employment Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004) *

+	10.18	Amendment No. 1, dated December 30, 2009, to Employment Agreement between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).*
+	10.19
Restricted Stock Unit Agreement entered into on October 12, 2004 but effective as of June 1, 2004 between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated October 12, 2004).*

+	10.20
Amendment No. 1, dated December 30, 2009, to the Restricted Stock Unit Agreement between the Company and Gilbert Fiorentino* (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).*

+	10.21
Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold*(incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).*

+	10.22
Amendment No.1, dated December 30, 2009, to the Employment Agreement between the Company and Lawrence P. Reinhold* (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).

	10.23
Amended and Restated Credit Agreement, dated as of October 27, 2005, between JPMorgan Chase Bank, N.A. and affiliates, General Electric Capital Corporation, and GMAC Commercial Finance LLC (as Lenders) with the Company and certain subsidiaries of the Company (as Borrowers) (the “Amended and Restated JP Morgan Chase Loan Agreement”) (incorporated by reference to the Company’s report on Form 8-K dated October 27, 2005)

	10.24
Amendment No. 1, dated as of December 19, 2005, to the Amended and Restated JP Morgan Chase Loan Agreement (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)*

	10.25	Asset Purchase Agreement between the Company and CompUSA dated January 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K for the year December 31, 2007)*
	10.26
Amendment to Asset Purchase Agreement between the Company and CompUSA dated February 14, 2008 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007)*

	10.27
Asset Purchase Agreement, as amended, dated as of April 5, 2009 and May 14, 2009, by and among Systemax Inc., as Buyer and Circuit City Stores West Coast, Inc. and Circuit City Stores, Inc, as Sellers (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2009).*

	10.28
Second Amended and Restated Credit Agreement, dated as of October 27, 2010, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, J.P. Morgan Europe Limited, as UK Administrative Agent, J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 2, 2010).*

	10.29
Lease Agreement, dated as of September 1, 2010, among Development Authority of Jefferson, Georgia, GE Government Finance Inc. and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).*

	10.30
Corporate Guaranty and Negative Pledge Agreement, dated as of September 1, 2010, among Systemax Inc., Development Authority of Jefferson, Georgia and GE Government Finance Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).
Escrow Agreement, dated as of September 1, 2010, among Marshall & Ilsley Trust Company, N.A. (as escrow agent), GE Government Finance Inc., Development Authority of Jefferson, Georgia and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).*

+	10.31	Restricted Stock Unit Agreement, dated August 25, 2010, between Systemax, Inc. and Lawrence P. Reinhold*(incorporated by reference to the Company’s report on Form 8-K dated August 30, 2010).
+	10.32	Form of 2010 Long Term Incentive Plan* (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29,2010).*
	14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of March, 2010)*
++	21	Subsidiaries of the Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
++	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
++	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
++	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
++	32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________
+      Management contract or compensatory plan or arrangement
++      Incorporated by reference from Systemax Inc. Annual Report on Form 10-K for the year ended December 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By:	/s/ RICHARD LEEDS

Richard Leeds
Chairman and Chief Executive Officer

Date: October 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	October 25, 2011
Richard Leeds	(Principal Executive Officer)

/s/BRUCE LEEDS	Vice Chairman and Director	October 25, 2011
Bruce Leeds

/s/ROBERT LEEDS	Vice Chairman and Director	October 25, 2011
Robert Leeds

/s/LAWRENCE P. REINHOLD	Executive Vice President, Chief Financial Officer	October 25, 2011
Lawrence P. Reinhold	and Director
(Principal Financial Officer)

/s/THOMAS AXMACHER	Vice President and Controller	October 25, 2011
Thomas Axmacher	(Principal Accounting Officer)

/s/ROBERT D. ROSENTHAL	Chief Executive, Technology Products Group	October 25, 2011
Robert D. Rosenthal

/s/STACY DICK	Director	October 25, 2011
Stacy Dick

/s/MARIE ADLER-KRAVECAS	Director	October 25, 2011
Marie Adler-Kravecas

Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statement (Form S-8 No. 333-21489), pertaining to 1995 Stock Plan for Non-Employee Directors,
(2)	Registration Statement (Form S-8 No. 333-12491), pertaining to the 1995 Long-Term Stock Incentive Plan, and
(3)	Registration Statement (Form S-8 No. 333-111618), pertaining to the 1999 Long-Term Stock Incentive Plan;

of our reports dated March 17, 2011, with respect to the consolidated financial statements and schedule of Systemax Inc., and the effectiveness of internal control over financial reporting of Systemax Inc. included in this Annual Report (Form 10-K) of Systemax Inc. for the year ended December 31, 2010.

/s/ Ernst & Young LLP
New York, New York
March 17, 2011

Exhibit 31.1

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard Leeds, certify that:

1. I have reviewed this annual report on Form 10-K of Systemax Inc. (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter( the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 25, 2011

/s/ RICHARD LEEDS
Richard Leeds, Chief Executive Officer

Exhibit 31.2

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Lawrence P. Reinhold, certify that:

1. I have reviewed this annual report on Form 10-K of Systemax Inc. (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this l report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter ( the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 25, 2011

/s/ LAWRENCE P. REINHOLD
Lawrence P. Reinhold, Chief Financial Officer

Exhibit 32.1

CERTIFICATION

I, Richard Leeds, certify that:

(1)	I have reviewed this Amendment No. 1 on Form 10-K/A (this “report”) of Systemax Inc.; and
(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Dated:  October 25, 2011
/s/ RICHARD LEEDS
Richard Leeds, Chief Executive Officer

Exhibit 32.2

CERTIFICATION

I, Lawrence P. Reinhold, certify that:

(3)	I have reviewed this Amendment No. 1 on Form 10-K/A (this “report”) of Systemax Inc.; and
(4)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Dated:  October 25, 2011
/s/ LAWRENCE P. REINHOLD
Lawrence P. Reinhold, Chief Financial Officer