Form 10-Q
period 2011-09-30
SYSTEMAX INC
filed 2011-11-10
CIK 945114

©

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2011 was 36,391,823.

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

Our Board of Directors has adopted the following corporate governance documents with respect to the Company (the “Corporate Governance Documents”):

·	Corporate Ethics Policy for officers, directors and employees
·	Charter for the Audit Committee of the Board of Directors
·	Charter for the Compensation Committee of the Board of Directors
·	Charter for the Nominating/Corporate Governance Committee of the Board of Directors
·	Corporate Governance Guidelines and Principles

In accordance with the corporate governance rules of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company web site, www.systemax.com.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS:
Current assets:
Cash	$126,419	$92,077
Accounts receivable, net	254,700	276,344
Inventories	340,202	370,375
Prepaid expenses and other current assets	21,688	19,308
Deferred income taxes	6,668	7,133
Total current assets	749,677	765,237

Property, plant and equipment, net	70,877	73,765
Deferred income taxes	1,551	2,313
Goodwill and intangibles	48,764	49,473
Other assets	3,261	3,312
Total assets	$874,130	$894,100

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$335,185	$377,030
Accrued expenses and other current liabilities	76,357	84,680

Current portion of long term debt	2,420	2,655
Total current liabilities	413,962	464,365

Long-term debt	6,060	7,386
Other liabilities	14,123	13,081
Total liabilities	434,145	484,832

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock	-	-
Common stock	389	389
Additional paid-in capital	180,030	181,519
Treasury stock	(30,602)	(24,947)
Retained earnings	293,280	253,526
Accumulated other comprehensive loss	(3,112)	(1,219)
Total shareholders’ equity	439,985	409,268

Total liabilities and shareholders’ equity	$874,130	$894,100

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$901,180	$862,705	$2,703,269	$2,583,817
Cost of sales	769,842	747,450	2,312,490	2,230,560
Gross profit	131,338	115,255	390,779	353,257
Selling, general & administrative expenses	111,783	100,304	337,417	301,458
Special (gains) charges	443	2,855	(6,203)	3,198
Operating income	19,112	12,096	59,565	48,601
Foreign currency exchange (gain) loss	1,776	(1,843)	39	558
Interest and other income, net	(267)	(168)	(1,024)	(602)
Interest expense	464	361	1,504	1,084
Income before income taxes	17,139	13,746	59,046	47,561
Provision for income taxes	6,510	5,124	19,292	17,738
Net income	$10,629	$8,622	$39,754	$29,823

Net income per common share:
Basic	$.29	$.23	$1.08	$.81
Diluted	$.29	$.23	$1.07	$.79

Weighted average shares outstanding:
Basic	36,547	37,053	36,840	36,935
Diluted	36,720	37,586	37,169	37,577

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$39,754	$29,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,031	10,480
Benefit from deferred income taxes	(141)	(332)
Provision for returns and doubtful accounts	2,086	2,325
Compensation expense related to equity compensation plans	1,363	1,909
Return of common stock	(7,890)	-
Excess tax benefit from exercises of stock options	(222)	(758)
Loss on dispositions and abandonment	72	71
Changes in operating assets and liabilities:
Accounts receivable	19,413	(7,640)
Inventories	29,517	(64,317)
Prepaid expenses and other current assets	(6,288)	3,249
Accounts payable, accrued expenses and other current liabilities	(44,966)	724
Net cash provided by (used in) operating activities	45,729	(24,466)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,145)	(18,546)
Proceeds from disposals of property, plant and equipment	25	23
Net cash used in investing activities	(9,120)	(18,523)

Cash flows from financing activities:
Borrowings on credit facility and short term debt	10,861	163,528
Repayments of borrowings on credit facility and short term debt	(10,861)	(146,577)
Repayments from capital lease obligations	(2,189)	(816)
Proceeds from issuance of common stock	205	851
Proceeds from recovery zone bond	624	-
Excess tax benefit from exercises of stock options	222	758
Net cash (used in) provided by financing activities	(1,138)	17,744

Effects of exchange rates on cash	(1,129)	(2,615)

Net increase (decrease) in cash	34,342	(27,860)
Cash – beginning of period	92,077	58,309
Cash – end of period	$126,419	$30,449
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$628	$589

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Loss	Income

Balances, January 1, 2011	36,755	$389	$181,519	$(24,947)	$253,526	$(1,219)

Stock-based compensation expense			1,243
Issuance of restricted stock	126		(1,371)	1,507
Exercise of stock options	61		(523)	728
Return of common stock	(550)			(7,890)
Surrender of fully vested options			(1,085)
Income tax benefit on stock-based compensation			247
Change in cumulative translation adjustment						(1,893)	$(1,893)
Net income					39,754		39,754
Total comprehensive income							$37,861

Balances, September 30, 2011	36,392	$389	$180,030	$(30,602)	$293,280	$(3,112)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011 and the results of operations for the three and nine month periods ended September 30, 2011 and 2010, cash flows for the nine month periods ended September 30, 2011 and 2010 and changes in shareholders’ equity for the nine month period ended September 30, 2011.  The December 31, 2010 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2010 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarter ended on October 1, 2011.  The third quarters of both 2011 and 2010 included 13 weeks and the first nine months of both 2011 and 2010 included 39 weeks.

2.	Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.2 million and 0.5 million shares for the three months ended September 30, 2011 and 2010, respectively, and 0.3 million and 0.6 million shares for the nine months ended September 30, 2011 and 2010, respectively.  The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.04 million and 0.05 million shares for the three months ended September 30, 2011 and 2010, respectively, and 0.2 million and 0.06 million shares for the nine months ended September 30, 2011 and 2010, respectively.  The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.7 million and 0.6 million shares for the three months ended September 30, 2011 and 2010, respectively, and 0.7 million and 0.8 million shares for the nine months ended September 30, 2011 and 2010, respectively, due to their antidilutive effect.

3.	Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments and is included in the condensed consolidated statement of shareholders’ equity.  For the three month periods ended September 30, 2011 and 2010, comprehensive income was $3.6 million and $14.0 million, respectively and for the nine month periods ended September 30, 2011 and 2010, comprehensive income was $37.9 million and $28.2 million, respectively.

4.	Credit Facilities

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term, maturing on October 26, 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability.  As of September 30, 2011, eligible collateral under the agreement was $116.5 million, total availability was $106.6 million, total outstanding letters of credit were $9.9 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of September 30, 2011.

The Company’s Inmac-WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by Inmac-WStore accounts receivable balances.  Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.  As of September 30, 2011, there was availability under this credit facility of approximately €17.5 million ($23.4 million) and there were no outstanding borrowings.  Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at September 30, 2011.  The credit facility duration is indefinite; however either party may cancel the agreement with sixty days notice.

5.	Long Term Debt

On September 23, 2010, the Company (through a subsidiary) completed a tax exempt Recovery Zone Facility Bond (the “Bonds”) financing for up to $15.0 million with the Development Authority of Jefferson, Georgia (the “Authority”).   The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018.  Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly.  The proceeds of the Bonds are to be used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of all the equipment for the facility is expected to be completed by December 31, 2011.  Pursuant to the transaction, the Company will transfer to the Authority for consideration consisting of the Bond proceeds ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As a result of the capital lease treatment for this transaction, the leased equipment is included in property, plant and equipment in the Company’s consolidated balance sheet. As of September 30, 2011, there was $6.9 million outstanding against this facility.

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

The following table details the associated liabilities incurred related to this plan (in thousands):
	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2010	$-	$-	$-
Charged to expense	2,975	1,030	4,005
Paid or otherwise settled	(1,923)	(946)	(2,869)
Balance December 31, 2010	$1,052	$84	$1,136
Charged to expense	-	-	-
Paid or otherwise settled	(943)	(84)	(1,027)
Balance September 30, 2011	$109	$-	$109

7.	Segment Information

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

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
Technology Products	$813,261	$794,246	$2,464,269	$2,397,458
Industrial Products	86,978	67,821	236,578	184,601
Corporate and Other	941	638	2,422	1,758
Consolidated	$901,180	$862,705	$2,703,269	$2,583,817

Operating income (loss):
Technology Products	$13,552	$8,557	$50,234	$45,829
Industrial Products	10,202	7,915	26,019	17,639
Corporate and Other	(4,642)	(4,376)	(16,688)	(14,867)
Consolidated	$19,112	$12,096	$59,565	$48,601

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
United States	$580,522	$564,887	$1,717,160	$1,666,070
United Kingdom	116,648	109,439	336,947	322,199
Other Europe	149,897	136,511	481,321	443,964
Other North America	54,113	51,868	167,841	151,584
Consolidated	$901,180	$862,705	$2,703,269	$2,583,817

 Revenues are attributed to countries based on the location of the selling subsidiary.

Financial information relating to the Company’s entity-wide product category sales was as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	%	2010	%	2011	%	2010	%
Product Category:
Computers	$280,715	31.1%	$221,874	25.7%	$742,408	27.5%	$650,836	25.2%
Computer accessories & software	247,546	27.5%	237,867	27.6%	769,131	28.4%	719,217	27.8%
Consumer electronics	166,953	18.5%	189,030	21.9%	543,359	20.1%	573,730	22.2%
Computer components	99,468	11.0%	132,162	15.3%	348,461	12.9%	402,562	15.6%
Industrial products	86,977	9.7%	67,821	7.9%	236,578	8.8%	184,521	7.2%
Other	19,521	2.2%	13,951	1.6%	63,332	2.3%	52,951	2.0%
Consolidated	$901,180	100.0%	$862,705	100.0%	$2,703,269	100.0%	$2,583,817	100.0%

8.	Settlement Agreement

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

On May 9, 2011, the Company announced that it accepted the resignation of Fiorentino, and that it had executed an agreement with Fiorentino under which Fiorentino surrendered certain assets to the Company valued at approximately $11 million at May 9, 2011; these assets included the surrender of 1,130,001 shares of Systemax common stock and $480,000 in cash. The shares surrendered consisted of 1) 580,001 shares of fully vested unexercised stock options, 2) 100,000 shares of fully vested restricted stock awards and 3) 450,000 shares directly owned by Fiorentino. The shares surrendered were valued at fair value on May 6, 2011 in the case of the stock options and restricted stock awards and at fair value on May 12, 2011 in the case of the owned shares.  The agreement also requires Fiorentino to disclose his and his immediate family’s personal assets; forfeit undisclosed assets discovered by the Company; disclose information regarding certain matters that led to his being notified of the Company’s intent to terminate him; and to fully cooperate with the Company in the future.  Fiorentino and the Company also exchanged mutual general releases and nondisparagement commitments, and Fiorentino agreed to a 5 year noncompetition obligation.  The $11 million settlement value included a financial statement benefit to the Company related to the surrender of shares and cash payment of approximately $8.4 million which was recorded in the second quarter of 2011 under special (gains) charges, net of related legal and professional fees of approximately $1.3 million for the quarter ended June 30, 2011 and $1.8 million for the first six months of 2011. The remainder of the settlement value, approximately $2.6 million, was the intrinsic value of the fully vested unexercised stock options on the date of the settlement agreement for which there is no financial statement impact.   For the third quarter of 2011, $0.4 million of additional legal and professional fees were incurred related to the investigation and for the first nine months of 2011 related fees total $2.2 million. The matters investigated occurred over a number of years, did not have a material impact on Systemax's previously reported financial results in any reporting period, and were limited to the Company's Miami operations. The Company expects to incur additional expenses related to this matter in future quarters.

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. Most of these products are manufactured by other companies, however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis.  For the nine months ended September 30, 2011, Technology products accounted for 91% of our net sales.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis. Industrial products accounted for 9% of our net sales for the nine months ended September 30, 2011.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Our Industrial Products and Technology Products segments sell dissimilar products. Industrial products are generally higher in price, lower in volume and higher in product margin.  Technology products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial Products segment.  Each segment carries specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle for its business customers than the Technology Products segment.

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

In 2011, the FASB issued guidance which provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 compared to the Three and Nine Months Ended September 30, 2010

Key Performance Indicators (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Net sales by segment:
Technology products	$813,261	$794,246	2.4%	$2,464,269	$2,397,458	2.8%
Industrial products	86,978	67,821	28.2%	236,578	184,601	28.2%
Corporate and other	941	638	47.5%	2,422	1,758	37.8%
Consolidated net sales	$901,180	$862,705	4.5%	$2,703,269	$2,583,817	4.6%
Net sales by geography:
North America	$634,635	$616,755	2.9%	$1,885,001	$1,817,654	3.7%
Europe	266,545	245,950	8.4%	818,268	766,163	6.8%
Consolidated net sales	$901,180	$862,705	4.5%	$2,703,269	$2,583,817	4.6%
Net sales by channel:
Business to business	$508,149	$435,169	16.8%	$1,471,185	$1,297,830	13.4%
Consumer	393,031	427,536	(8.1)%	1,232,084	1,285,987	(4.2)%
Consolidated net sales	$901,180	$862,705	4.5%	$2,703,269	$2,583,817	4.6%
Consolidated gross margin	14.6%	13.4%	1.2%	14.5%	13.7%	0.8%
Consolidated SG&A costs*	$112,226	$103,159	8.8%	$331,214	$304,656	8.7%
Consolidated SG&A costs* as a % of net sales	12.5%	12.0%	0.5%	12.3%	11.8%	0.5%
Operating income (loss) by segment:
Technology products	$13,552	$8,557	58.4%	$50,234	$45,829	9.6%
Industrial products	10,202	7,915	28.9%	26,019	17,639	47.5%
Corporate and other	(4,642)	(4,376)	6.1%	(16,688)	(14,867)	12.2%
Consolidated operating income	$19,112	$12,096	58.0%	$59,565	$48,601	22.6%
Operating margin by segment:
Technology products	1.7%	1.1%	0.6%	2.0%	1.9%	0.1%
Industrial products	11.7%	11.7%	-%	11.0%	9.6%	1.4%
Consolidated operating margin	2.1%	1.4%	0.7%	2.2%	1.9%	0.3%
Effective income tax rate	38.0%	37.3%	0.7%	32.7%	37.3%	(4.6)%
Net income	$10,629	$8,622	23.3%	$39,754	$29,823	33.3%
Net margin	1.2%	1.0%	0.2%	1.5%	1.2%	0.3%
*includes special gains and charges. See Note 8 of Notes to Condensed Consolidated Financial Statements.

NET SALES

SEGMENTS

The Technology Products net sales increase for the three and nine month periods ended September 30, 2011 is attributable to increased computer sales, including tablet computing devices, and computer accessories and software sales primarily due to increased business spending.  On a constant currency basis, Technology Products net sales would have decreased 0.7% for the three months ended September 30, 2011 and increased 0.3%, for the nine month period ended September 30, 2011.

The Industrial Products net sales increase for the three and nine month periods ended September 30, 2011 as compared to the same period in 2010 is attributable to an increase in the number of products offered on the Company’s website and the addition of sales personnel in 2011.

GEOGRAPHIES

The North American sales increase for the three and nine month periods ended September 30, 2011 was primarily the result of the Industrial Products segment’s additional new product lines and product offerings and solid performance from our retail store sales partially offset by declining web sales in the Technology Products segment.  On a constant currency basis, North American sales would have increased 2.3% and 3.1%, respectively, for the three and nine month periods ended September 30, 2011.  Movement in foreign exchange rates positively impacted sales by approximately $3.5 million in the quarter and $10.2 million for the first nine months of 2011.

European sales were positively impacted for the three and nine month periods ended September 30, 2011 by movement in foreign exchange rates of approximately $21.0 million and $49.5 million, respectively.  On a constant currency basis, European sales would have decreased 0.2% for the three months ended September 30, 2011 and increased 0.3% for the nine month period ended September 30, 2011.

CHANNELS

Worldwide business to business channel sales increased for the three and nine month periods ended September 30, 2011 primarily as the result of the Industrial Products segment’s additional product lines and product offerings and the addition of business to business sales personnel in both the Technology Products and Industrial Products segments. On a constant currency basis, worldwide business to business channel sales grew 12.3% for the third quarter and 9.8% for the nine month period ended September 30, 2011.

Worldwide consumer-channel sales declined 8.1% in the third quarter of 2011 and declined 4.2% for the first nine months of 2011 primarily as the result of a decline in European and North American unassisted website sales partially offset by solid performance from our retail stores.  On a constant currency basis, worldwide consumer channel sales decreased 9.3% for the third quarter of 2011 and 5.2% for the nine month period ended September 30, 2011.

GROSS MARGIN

Consolidated gross margin increased 120 basis points in the third quarter of 2011 and 80 basis points for the first nine months of 2011, as compared to the same periods in 2010, primarily due to changes in the segment and channel mix, with Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage of gross profit dollars in 2011. Modest improvements in our freight margin in Technology Products contributed to the improved margin from our ongoing freight and logistics initiatives.  Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company’s vendors, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses for the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010 was primarily the result of increased sales volume, increases in sales and other personnel headcount, facility and other operating costs related to additional retail stores and a new distribution center, and increased internet advertising spending.  Significant expense increases for the third quarter of 2011 include approximately $5.9 million of salary and related expenses, $2.9 million of increased internet, store space ad advertising, and reduced cooperative advertising funding on catalogs offset by decreased spending on catalogs, increased depreciation expense of $0.7 million, temporary help increased costs of approximately $0.7 million and increased rent and related expenses $0.5 million.  Significant expense increases for the first nine months of 2011 include approximately $21.3 million of increased payroll and payroll related costs, $7.2 million of increased internet and store space ad advertising offset by decreased spending on catalogs, $2.5 million of increased depreciation expense, $1.5 million of computer and telephone maintenance charges, $1.4 million of increased temporary help and $2.5 million of increased rent and related expenses.

SPECIAL (GAINS) CHARGES

The Company recorded additional legal and professional fees of approximately $0.4 million in the third quarter of 2011 related to investigation and settlement with a former officer and director.  A special gain of approximately $8.4 million related to the Settlement Agreement was recorded in the second quarter of 2011. This gain was partially offset by charges for related legal and professional fees of approximately $2.2 million for the nine months ended September 30, 2011 (See Note 8 of Notes to Condensed Consolidated Financial Statements).

Charges incurred for the three and nine months ended September 30, 2010 of approximately $2.9 million and $3.2 million, respectively were related to the Company’s reorganization of its WStore operations.

OPERATING MARGIN

The improvement in Technology Products operating margin for third quarter 2011 compared to third quarter 2010 was primarily due to special charges related to the WStore integration that were incurred in the third quarter of 2010. For the nine months ended September 30, 2011, the improvement in Technology Products operating margin was due to the effect of a special gain recorded in 2011 as described above and special charges incurred in 2010 for the WStore integration.  Excluding these special gains and charges, Technology Products operating margin would have declined for the nine months period ended September 30, 2011 compared to the same period last year due to continuing price promotions offered and increased expenses relating to the addition of retail stores, a second distribution center and business to business sales headcount.

Industrial products operating margin was flat for the three months ended September 30, 2011 as incremental gross profits were invested in advertising and sales personnel to increase market share.  The improvement for the nine months ended September 30, 2011 was due to incremental gross profits positively impacting operating income.

Corporate and other expenses increased for the three and nine months ending September 30, 2011 primarily as a result of increased personnel costs in our overhead departments and increased legal and professional fees.

Consolidated operating margin was impacted by special charges of $0.4 million recorded during the three months ended September 30, 2011 and special gains of $6.2 million for the nine months ended September 30, 2011.

INTEREST EXPENSE

The interest expense increase for the three and nine months ended September 30, 2011 is attributable to interest on the Recovery Zone Bond facility used to finance equipment for the second Technology Products distribution center opened in the third quarter of 2010.  Interest expense for 2010 is primarily attributable to the short term debt assumed as part of the WStore acquisition and interest on capital lease obligations.

INCOME TAXES

The Company’s effective tax rate for the third quarter was 38.0% compared to 37.3% in the third quarter of 2010.  The effective tax rate for the nine months ended September 30, 2011 was 32.7% compared to 37.3% for the same period last year. The higher effective tax rate for the quarter reflects the impact of our latest projection of full year taxable income which indicate the mix of our taxable income has shifted to countries that have higher tax rates than we had anticipated earlier in this year.  The lower effective tax rate for the nine months ended September 30, 2011 is primarily the result of the company having a higher pretax income in France compared to prior year. The pre-tax income in France is offset by the use of net operating loss carryforwards which have a full valuation allowance applied.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for new retail stores, funding capital expenditures, including those related to our retail stores and information technology systems, repaying outstanding debt, funding special dividends declared by our Board of Directors and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions or to significantly increase the pace at which we open retail stores, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in thousands):
	September 30, 2011	December 31, 2010	$ Change
Cash	$126,419	$92,077	$34,342
Accounts receivable, net	$254,700	$276,344	$(21,644)
Inventories, net	$340,202	$370,375	$(30,173)
Prepaid expenses and other current assets	$21,688	$19,308	$2,380
Accounts payable	$335,185	$377,030	$(41,845)
Accrued expenses and other current liabilities	$76,357	$84,680	$(8,323)
Current portion of long term debt	$2,420	$2,655	$(235)
Working capital	$335,715	$300,872	$34,843

Our working capital increased primarily as the result of the cash generated from net income for the period.

The increase in cash provided by operations during 2011 resulted from changes in our working capital accounts, which used $2.3 million in cash compared to $68.0 million used in 2010, primarily the result of lower balances in accounts payable, accrued expenses and other current liabilities as compared to prior year.  Cash generated from net income adjusted by other non-cash items provided $48.0 million during 2011 compared to $43.5 million provided by these items during 2010, primarily as a result of higher net income in 2011.  Our inventory turnover was 8.8 times on an annual basis compared to 7.9 times for the same period in 2010.  Future inventory and accounts receivable balances will continue to fluctuate with the additions of new retail stores, changes in sales volume and the mix of our net sales between business and consumer customers.

Cash flows used in investing activities during 2011 totaled $9.1 million and were for upgrades and enhancements to our information and communications systems hardware and software, expenditures in retail stores in North America.  Net cash used in investing activities in 2010 totaled $18.5 million and were for capital expenditures relating to our retail stores, information technology and a new distribution center in North America.

Net cash used in financing activities during 2011 totaled $1.1 million.  We borrowed and repaid approximately $10.9 million from revolving credit and short term debt facilities.  We also repaid approximately $2.1 million of capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.4 million and we received proceeds of approximately $0.6 million from the Recovery Zone Facility Bond.  In 2010, we borrowed $163.5 million and repaid approximately $146.6 million from revolving credit and short term debt facilities.  In addition, we repaid $0.8 million in capital lease obligations. Proceeds and excess tax benefits from stock option exercises provided approximately $1.6 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term, maturing on October 26, 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2011, eligible collateral under this agreement was $116.5 million, total availability was $106.6 million, total outstanding letters of credit were $9.9 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of September 30, 2011.

The Company’s WStore subsidiary maintains a revolving credit agreement with a financial institution in France which is secured by WStore accounts receivable balances.  Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.  As of September 30, 2011, there was availability under this credit facility of approximately €17.5 million ($23.4 million) and there were no outstanding borrowings.  Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at September 30, 2011.  The credit facility duration is indefinite; however either party may cancel the agreement with sixty days notice.

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

Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As a result of the capital lease treatment for this transaction, the leased equipment will be included in property, plant and equipment in the Company’s consolidated balance sheet.  As of September 30, 2011, the Company had $6.9 million outstanding against this facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at September 30, 2011 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We anticipate cash needs to support working capital requirements in our business, including working capital for new retail stores, funding capital expenditures, including those related to our retail stores and information technology systems, repaying outstanding debt, funding special dividends declared by our Board of Directors and funding acquisitions.  These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash and revolving credit resources.  We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent.  As of September 30, 2011, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Off-balance Sheet Arrangements and Contractual Obligations

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2011 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of September 30, 2011, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits.

10.1	Employment Agreement, dated October 3, 2011, between the Company and David Sprosty*

10.2	Restricted Stock Unit Agreement, dated October 3, 2011, between the Company and David Sprosty*

31.1	Certification of the Chief Executive Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: November 10, 2011	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer