Form 10-K
period 2011-12-31
SYSTEMAX INC
filed 2012-03-08
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 1-13792

Systemax Inc.
 (Exact name of registrant as specified in its charter)

Delaware	11-3262067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Harbor Park Drive
Port Washington, New York   11050
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (516) 608-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $ .01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $164,511,601. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of February 29, 2012 was 36,400,723 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2012 annual meeting of stockholders are incorporated by reference in Part III hereof.

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

•	the markets for our products and services are extremely competitive and if we are unable to successfully respond to our competitors’ strategies our sales and gross margins will be adversely affected
•	sales tax laws may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws do not require us to do so
•	goodwill and intangible assets may become impaired resulting in a charge to earnings
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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. Most of these products are manufactured by other companies; however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis. Technology Products accounted for 91%, 93% and 94% of our net sales in 2011, 2010 and 2009, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis. Industrial products accounted for 9%, 7%, and 6% of our net sales in 2011, 2010 and 2009, respectively.

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

Products offered by our Technology Products segment include individual technology products in the following categories:  computers; computer parts; TV and video; audio; cameras and surveillance; car and GPS; cell phones; software; video games and toys; home and office; and other products.

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

Catalogs

We currently produce a total of 15 full-line or direct mail publications in North America and Europe under distinct titles. Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Global Computer Supplies™, TigerDirect.ca™, Misco®, Global Industrial™, Nexel™ and Inmac WStore®.  We mail catalogs to both businesses and individual consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-contact.  Our in-house staff designs all of our catalogs, which reduces overall catalog expense and shortens catalog production time. Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies of scale in catalog production.

Continuing our focus on internet advertising, the distribution of our catalogs decreased to 30.7 million in 2011, which was 6.7% less than in the prior year. In 2011, we mailed approximately 24.2 million catalogs in North America, a 6.4% decrease from last year and approximately 6.5 million catalogs in Europe, or 7.5% fewer than mailed in 2010.

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

Suppliers

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. In 2011, one vendor accounted for 11.5% of our purchases. One vendor accounted for 10% of our purchases in 2010, and in 2009 one vendor accounted for 12.0% and another vendor accounted for 11.3% of our purchases. The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

Most private label products are manufactured by third parties to our specifications.

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

Conditions in the market for technology products remain highly competitive characterized by prevalent discounting of product sales price as well as free or highly discounted freight offerings to our customers.  These actions have and may continue to adversely affect our revenues and profits. Additionally, we rely in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability. There is no assurance that the rapid rate of such technological advances and product development will continue.

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

Employees

As of December 31, 2011, we employed a total of approximately 5,500 employees, of whom 4,100 were in North America and 1,400 were in Europe and Asia.

Seasonality

As the Company’s consumer channel sales have grown significantly in the past few years, the fourth quarter has represented a greater portion of annual sales than historically. Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months.  See Item 7, "Management’s Discussions and Analysis of Financial Condition and Results of Operations - Seasonality."

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

Financial Information About Foreign and Domestic Operations

We currently sell our products in North America (the United States, Puerto Rico and Canada) and Europe.  Approximately 36.0%, 35.1%, and 32.7% of our net sales during 2011, 2010 and 2009, respectively were made by subsidiaries located outside of the United States. For information pertaining to our international operations, see Note 12, “Segment and Related Information,” to the Consolidated Financial Statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations in those two geographic markets (in thousands):

	North America	Europe and Asia	Total
2011
Net sales	$2,582,214	$1,099,825	$3,682,039
Operating income	$44,755	$35,772	$80,527
Identifiable assets	$646,759	$242,903	$889,662

2010
Net sales	$2,543,014	$1,046,975	$3,589,989
Operating income	$47,739	$21,006	$68,745
Identifiable assets	$665,686	$228,414	$894,100

2009
Net sales	$2,317,475	$848,520	$3,165,995
Operating income	$62,308	$11,321	$73,629
Identifiable assets	$591,990	$224,911	$816,901

See Item 7, "Management’s Discussions and Analysis of Financial Condition and Results of Operations", for further information with respect to our operations.

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

Current economic conditions may cause the loss of consumer confidence in the Company’s markets which may result in a decrease of spending in the categories of products we sell. With conditions in the market for technology products remaining highly competitive, reductions in our selling prices, as we have experienced in recent years, would adversely affect our revenues and profits.  It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity or allocations to their customers creating shortages of product. Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism. Our consolidated results of operations are directly affected by economic conditions in North America and Europe. We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and maintain our margins, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect our sales, prices and profitability as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

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

Many product suppliers provide us with coop advertising support in exchange for featuring their products in our catalogs and on our internet sites. Certain suppliers provide us with other incentives such as rebates, reimbursements, payment discounts, price protection and other similar arrangements. These incentives are offset against cost of goods sold or selling, general and administrative expenses, as applicable. The level of coop advertising support and other incentives received from suppliers may decline in the future, which could increase our cost of goods sold or selling, general and administrative expenses and have an adverse effect on results of operations and cash flows.

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

For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales (Europe, Canada and Puerto Rico) accounted for approximately 36.0% of our revenue during 2011.  To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

•
We are exposed to various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors; such events could lower our gross margins or result in inventory write-downs that would reduce reported future earnings.

Our inventory is subject to risk due to technological change and changes in market demand for particular products. If we fail to manage our inventory of older products we may have excess or obsolete inventory. We may have limited rights to return products to certain suppliers and we may not be able to obtain price protection on these items. The elimination of product return privileges and lack of availability of price protection could lower our gross margin or result in inventory write-downs.

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

Our United States revolving credit agreement contains covenants restricting or limiting our ability to, among other things:

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

We require significant levels of capital in our business to finance accounts receivable and inventory. We maintain credit facilities in the United States and in Europe to finance increases in our working capital if available cash is insufficient.  The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines. In addition, in recent years global financial markets have experienced diminished liquidity and lending constraints. Our ability to obtain future and/or increased financing to satisfy our requirements as our business expands could be adversely affected by economic and market conditions, credit availability and lender perception of our Company and industry. However, we currently have no reason to believe that we will not be able to renew or replace our facilities when they reach maturity.

•
We have experienced rapid growth in retail stores in North America and to maintain their profitability we must effectively manage our growth and cost structure, such as inventory needs, point of sales systems, personnel and lease expense.

We have 42 retail stores operating in North America at December 31, 2011 and one under construction. The Company needs to effectively manage its cost structure in order to maintain profitability including the additional inventory needs, retail point of sales IT systems, retail personnel and leased facilities. Future growth in retail will also be dependent on the ability to attract customers and build brand loyalty. The retail computer and consumer electronics business is highly competitive and has narrow gross margins. If we fail to manage our growth and cost structure while maintaining high levels of service and meeting competitive pressures adequately, our business plan  may not be achieved and may lead to reduced profitability.

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

The computer and consumer electronics industry is highly price competitive and gross profit margins are narrow and variable. The Company’s ability to further reduce prices in reaction to competitive pressure is limited. Timely introduction of new products or product features are critical elements to remaining competitive. Additionally, gross margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and or price protection programs, product return rights, and product mix. In 2011 pricing pressure continued to be prevalent in the markets we serve and we expect this to continue.  We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines. If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

•
We would be exposed to liability, including substantial fines and penalties and, in extreme cases, loss of our ability to accept credit cards, in the event our privacy and data security policies and procedures are inadequate to prevent security breaches of our consumer personal information and credit card information records.

In processing our sales orders we often collect personal information and credit card information from our customers. The Company has privacy and data security policies in place which are designed to prevent security breaches, however, if a third party or a rogue employee or employees are able to bypass our network security or otherwise compromise our customers’ personal information or credit card information, we could be subject to liability. This liability may include claims for identity theft, unauthorized purchases and claims alleging misrepresentation of our privacy and data security practices or other related claims. While the Company believes it is in compliance with appropriate Payment Card Industry (“PCI”) security standards for its various businesses, any breach involving the loss of credit card information may lead to PCI related fines of up to $500,000. In the event of a severe breach credit card providers may prevent the accepting of credit cards. Any such liability related to the aforementioned risks could lead to reduced profitability and damage our brand(s) and/or reputation.

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

Our business depends largely on the efforts and abilities of certain key senior management. The loss of the services of one or more of such key personnel could have a material adverse affect on our business and financial results. We do not currently maintain key man insurance policies on any of our executive officers.

•	We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our results of operations and business.

From time to time, we are involved in lawsuits or other legal proceedings arising in the ordinary course of our business. These may relate to, for example, patent, trademark or other intellectual property matters, employment law matters product liability, commercial disputes, consumer sales practices, or other matters. In addition, as a public company we could from time to time face claims relating to corporate or securities law matters. The defense and/or outcome of such lawsuits or proceedings could have a material adverse affect on our business. See “Legal Proceedings”.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

We operate our business from numerous facilities in North America, Europe and Asia.  These facilities include our headquarters location, administrative offices, telephone call centers, distribution centers, computer assembly and retail stores.  Certain facilities handle multiple functions.  Most of our facilities are leased; certain are owned by the Company.

North America

As of December 31, 2011 we have six distribution centers in North America which aggregate approximately 1.5 million square feet, all of which are leased.  Our headquarters, administrative offices and call centers aggregate approximately 358,000 square feet, all of which are leased.  Our computer assembly facility is approximately 300,000 square feet and is owned by the Company.

The following table summarizes the geographic location of our North America stores at the end of 2011:

Location	Stores Open – 12/31/10	Store Openings	Stores Open – 12/31/11
Delaware	2		2
Florida	18		18
Georgia	1		1
Illinois	4	1	5
North Carolina	2		2
Puerto Rico	1		1
Texas	7		7
Ontario, Canada	6		6
	41		42

All of our retail stores are leased.  The retail stores average 22,188 square feet.

Europe and Asia

As of December 31, 2011, we have seven distribution centers in Europe which aggregate approximately 287,000 square feet.  Six of these, aggregating approximately 214,000 square feet, are leased; one distribution center of approximately 73,000 square feet is owned by the Company.  Our administrative offices and call centers aggregate approximately 270,000 square feet, of which 193,000 square feet are leased and 77,000 square feet are owned by the Company.

As of December 31, 2011, we leased administrative offices in Asia of approximately 4,400 square feet.

Please refer to Note 11 to the Consolidated Financial Statements for additional information about leased properties.

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

Audit Committee Investigation and Gilbert Fiorentino’s Resignation and Settlement and Related Matters.

In January and February 2011 the Company received anonymous whistleblower allegations concerning the Company’s Miami Florida operations involving the actions of Mr. Gilbert Fiorentino, then the Chief Executive of the Company’s Technology Products Group. In response to the allegations, the Company commenced an internal investigation of the whistleblower allegations, which was conducted by the Company’s Audit Committee of the Board of Directors with the assistance of independent counsel.

On April 18, 2011, following the independent investigation, the Company delivered a Cause Notice to Mr. Fiorentino pursuant to the terms of his Employment Agreement dated October 12, 2004. The Cause Notice advised Mr. Fiorentino that the Company intended to terminate him for “Cause” (as defined in the Employment Agreement) at a meeting of its Executive Committee scheduled for May 3, 2011, at which meeting Mr. Fiorentino and his counsel could appear, and that Mr. Fiorentino was being placed on administrative leave pending the outcome of that meeting. In the Cause Notice, the Company advised Mr. Fiorentino that the Audit Committee investigation had identified grounds to terminate him for Cause under his Employment Agreement, and set forth the following findings by the Audit Committee constituting such grounds:

i) Mr. Fiorentino personally removed or caused to be removed from the Company’s Miami premises product inventory, and/or kept or caused others to receive at his direction such removed product inventory, without payment to the Company and for his own personal gain;
ii) Mr. Fiorentino caused substantial amounts of Company inventory purchases to be effected through Company credit cards in order to accrue and/or use “reward points” for his personal benefit and which he improperly converted to his own use;
iii) Mr. Fiorentino caused his mother to be identified as an employee of the Company in positions for which she had no bona fide job responsibility or function, and caused the Company to pay her a salary and employee benefits, including extended COBRA reimbursements; and
iv) Mr. Fiorentino engaged in fraudulent “kickback” arrangements with certain of the Company’s vendors, to the detriment of the Company

The Company stated in the Cause Notice that the foregoing activities were in violation of Company policy, the Company’s Corporate Ethics Policy, his fiduciary duties and applicable law. The amounts involved in the employment of Mr. Fiorentino's mother are small in absolute terms. The inventory removal constitutes a shortage that is not material for a company the size of Systemax. The credit card reward points scheme involved the creation, and conversion, of non-monetary assets. The finding involving the vendor overcharge/kickback allegations is not material when compared to the Company's total inventory spend during the subject period. The Audit Committee’s independent investigation determined that the matters described above did not have any material impact on our previously reported financial results and were limited to the Company’s Miami operations.

On May 9, 2011, following several meetings of the Executive Committee and after extensive discussions with Mr. Fiorentino and his counsel, the Company announced that it had accepted the resignation of Mr. Fiorentino, and that it had executed an agreement with Mr. Fiorentino, effective May 6, 2011, under which Mr. Fiorentino surrendered certain assets to the Company valued at approximately $11 million at May 9, 2011: these assets included the surrender of 1,130,001 shares of Systemax common stock and $480,000 in cash. The shares surrendered consisted of 580,001 shares of fully vested unexercised stock options, 2) 100,000 shares of fully vested restricted stock awards and 3) 450,000 shares directly owned by Mr. Fiorentino. The shares surrendered were valued at fair value on May 6, 2011 in the case of the stock options and restricted stock awards and at fair value on May 12, 2011 in the case of the owned shares. The agreement also required Mr. Fiorentino to disclose his and his immediate family’s personal assets; forfeit undisclosed assets discovered by the Company; disclose information regarding certain matters that led to his being notified of the Company’s intent to terminate him; and to fully cooperate with the Company in the future. Mr. Fiorentino and the Company also exchanged mutual general releases and nondisparagement commitments, and Mr. Fiorentino agreed to a 5 year noncompetition obligation. The $11 million settlement value included a financial statement benefit to the Company related to the surrender of shares and cash payment of approximately $8.4 million which was recorded in the second quarter of 2011 under special (gains) charges, net of related legal and professional fees of approximately $1.3 million for the quarter ended June 30, 2011 and $1.8 million for the first six months of 2011. The remainder of the settlement value, approximately $2.6 million, was the intrinsic value of the fully vested unexercised stock options on the date of the settlement agreement for which there is no financial statement impact. The amount of the settlement with Mr. Fiorentino was based on negotiation with him, and was not based on any specific level or nature of damages incurred by the Company, and does not constitute restitution.

On June 21, 2011 Systemax Inc. received notice that the Securities and Exchange Commission (“SEC”) has initiated a formal investigation into the matters discovered by the Audit Committee’s internal investigation. The Company is fully cooperating with the SEC in its formal investigation and does not expect to comment further on developments related to this matter and disclaims any intention or obligation to update any of the information contained herein except as required by law.

For the third and fourth quarters of 2011, $0.4 million and $0.6 million, respectively, of additional legal and professional fees were incurred related to follow up of the completed investigation and ancillary matters, and for the first nine months of 2011 and for fiscal 2011 related fees totaled $2.2 million and $2.8 million, respectively. The Company expects to incur additional expenses related to this matter in future quarters in connection with the ongoing follow up to the completed investigation of matters related to Mr. Fiorentino’s actions, providing cooperation to the SEC and in pursuing related matters.

In addition, in April 2011, the Company also terminated the employment of Carl Fiorentino and Patrick Fiorentino (employees of the Company and Gilbert Fiorentino's brothers), and Mr. Gerdy Carballos based on the determination that they had assisted in, participated in and/or had knowledge of the improper activities. The Company also terminated the employment of Ms. Andrea Fongyee (assistant to Mr. Gilbert Fiorentino) in May 2011. In January 2012, the Company commenced a lawsuit in Miami-Dade County Circuit Court in Florida against, among others, Carl Fiorentino, Patrick Fiorentino, Andrea Fongyee and Gerdy Carballos, seeking recovery of damages incurred by the Company due to their actions.

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

	High	Low
2011
First Quarter	$14.80	$12.25
Second Quarter	15.18	12.37
Third Quarter	17.01	11.90
Fourth Quarter	16.97	11.64

2010
First Quarter	$21.90	$15.80
Second Quarter	23.85	15.07
Third Quarter	16.97	11.77
Fourth Quarter	14.31	12.09

On December 31, 2011, the last reported sale price of our common stock on the New York Stock Exchange was $16.41 per share.  As of December 31, 2011, we had 192 shareholders of record.

Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we may decide to declare special dividends in the future, subject to availability limitations under our credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 4 of Notes to Consolidated Financial Statements.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2012 annual meeting of shareholders and is incorporated by reference herein.

Item 6.    Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. The selected statement of operations data for fiscal years 2011, 2010 and 2009 and the selected balance sheet data as of December 2011 and 2010 are derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 2009, 2008 and 2007 and the selected statement of operations data for fiscal years 2008 and 2007 are derived from the audited consolidated financial statements of the Company which are not included in this report.

	Years Ended December 31,
	(In millions, except per share data)
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$3,682.0	$3,590.0	$3,166.0	$3,033.0	$2,779.9
Gross profit	$530.7	$489.6	$453.4	$451.2	$418.8
Operating income	$80.5	$68.7	$73.6	$83.6	$94.2
Net income	$54.4	$42.6	$46.2	$52.8	$69.5
Per Share Amounts:
Net income — diluted	$1.47	$1.13	$1.24	$1.40	$1.84
Weighted average common shares — diluted	37.1	37.6	37.3	37.7	37.8
Cash dividends declared per common share	$-	$-	$.75	$1.00	$1.00
Balance Sheet Data:
Working capital	$354.7	$300.9	$250.1	$253.1	$274.4
Total assets	$889.7	$894.1	$816.9	$702.5	$677.6
Long-term debt, excluding current portion	$7.1	$7.4	$1.2	$1.4	$.3
Shareholders’ equity	$454.3	$409.3	$364.7	$334.0	$335.8

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in two reportable business segments — Technology Products and Industrial Products.

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe. Most of these products are manufactured by other companies; however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis.  Technology products accounted for 91%, 93% and 94% of our net sales in 2011, 2010 and 2009, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 9%, 7% and 6% of our net sales in 2011, 2010 and 2009, respectively. In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 15 of this Form 10-K. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ materially from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented. We identify below a number of policies that entail significant judgments or estimates, the assumptions and or judgments used to determine those estimates and the potential effects on reported financial results if actual results differ materially from these estimates.

Accounting policy	Assumptions and uncertainties	Quantification and analysis of effect on actual results if estimates differ materially
Revenue Recognition. We recognize product sales when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time of receipt by customers when title and risk of loss both are transferred. Sales are presented net of returns and allowances, rebates and sales incentives.  Reserves for estimated returns and allowances are provided when sales are recorded, based on historical experience and current trends.

Our revenue recognition policy contains assumptions and judgments made by management related to the timing and amounts of future sales returns. Sales returns are estimated based upon historical experience and current known trends.

We have not made any material changes to our sales return reserve policy in the past three years and we do not anticipate making any material changes to this policy in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

Allowance for Doubtful Accounts Receivable. We record an allowance for doubtful accounts to reflect our estimate of the collectibility of our trade accounts receivable. While bad debt allowances have been within expectations and the provisions established, there can be no guarantee that we will continue to experience the same allowance rate we have in the past.

Our allowance for doubtful accounts policy contains assumptions and judgments made by management related to collectibility of aged accounts receivable and chargebacks from credit card sales. We evaluate the collectibility of accounts receivable based on a combination of factors, including an analysis of the age of customer accounts and our historical experience with accounts receivable write-offs. The analysis also includes the financial condition of a specific customer or industry, and general economic conditions.  In circumstances where we are aware of customer credit card charge-backs or a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts applicable to amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected is recorded. In those situations with ongoing discussions, the amount of bad debt recognized is based on the status of the discussions.

We have not made any material changes to our allowance for doubtful accounts receivable reserve policy in the past three years and we do not anticipate making any material changes to this policy in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

A change of 10% in our allowance for doubtful accounts reserve at December 31, 2011 would impact net income by approximately $0.4 million.

Accounting policy	Assumptions and uncertainties	Quantification and analysis of effect on actual results if estimates differ materially
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

Our inventory reserve policy contains assumptions and judgments made by management related to inventory aging, obsolescence, credits that we may obtain for returned merchandise, shrink and consumer demand.

We have not made any material changes to our inventory reserve policy in the past three years and we do not anticipate making any material changes to this policy in the future. However if our estimates are materially different than our actual experience we could have a material loss adjustment.

A change of 10% in our inventory reserves at December 31, 2011 would impact net income by approximately $0.5 million.

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

Our impairment testing involves judgments and uncertainties,  quantitative and qualitative, related to the use of discounted cash flow models and forecasts of future results, both of which involve significant judgment and may not be reliable. Significant management judgment is necessary to evaluate the operating environment and economic conditions that exist to develop a forecast for a reporting unit. Assumptions related to the discounted cash flow models we use include the inputs used to determine the Company’s weighted average cost of capital including a market risk premium, the beta of a reporting unit, reporting unit specific risk premiums and terminal growth values.   Critical assumptions related to the forecast inputs used in our discounted cash flow models include projected sales growth, same store sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense. We also use our company's market capitalization and comparable company market data to validate our reporting unit valuations.

We have not made any material changes to our goodwill and intangible assets policy in the past three years and we do not anticipate making any material changes to this policy in the future.
We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our goodwill or intangible assets are impaired will change materially in the future. However if the inputs used in our discounted cash flow models or our forecasts are materially different than actual experience we could incur impairment charges that are material.

The Company has approximately $57.8 million in goodwill and intangible assets at December 31, 2011. In 2011 no impairment of the Company’s goodwill or intangible assets were identified.

Accounting policy	Assumptions and uncertainties	Quantification and analysis of effect on actual results if estimates differ materially
Long-lived Assets. Management exercises judgment in evaluating our long-lived assets for impairment and in their depreciation and amortization methods and lives. We believe we will generate sufficient undiscounted cash flow to more than recover the investments made in property, plant and equipment.

The impairment analysis for long lived assets requires management to make judgments about useful lives and to estimate fair values of long lived assets. It may also require us to estimate future cash flows of related assets using discounted cash flow model Our estimates of future cash flows involve assumptions concerning future operating performance and economic conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

We have not made any material changes to our long lived assets policy in the past three years and we do not anticipate making any material changes to this policy in the future.

We do not believe it is reasonably likely that the estimates and assumptions used to determine long lived asset impairment will vary materially in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

An change of 10% in the carrying value of our long lived assets would impact net income by approximately $4.9 million.

Vendor Accruals. Our contractual agreements with certain suppliers provide us with funding or allowances for costs such as price protection, markdowns and advertising as well as funds or allowances for purchasing volumes.

Generally, allowances received as a reimbursement of identifiable costs are recorded as an expense reduction when the cost is incurred. Sales related allowances are generally determined by our level of purchases of product and are deferred and recorded as a reduction of inventory carrying value and are ultimately included as a reduction of cost of goods when inventory is sold.

Management makes assumptions and exercises judgment in estimating period end funding and allowances earned under our various agreements. Estimates are developed based on the terms of our vendor agreements and using existing expenditures for which funding is available, determining products whose market price would indicate coverage for markdown or price protection is available and estimating the level of our performance under agreements that provide funds or allowances for purchasing volumes. Estimates of funding or allowances for purchasing volume will include projections of annual purchases which are developed using current actual purchase data and historical purchase trends. Accruals in interim periods could be materially different if actual purchase volumes differ from projections.

We have not made any material changes to our vendor accrual policy in the past three years nor do we anticipate making any material changes to this policy in the future.

If actual results are different from the projections used we could have a material gain or loss adjustment.

A change of 10% in our vendor accruals at December 31, 2011 would impact net income by approximately $1.6 million.

Accounting policy	Assumptions and uncertainties	Quantification and analysis of effect on actual results if estimates differ materially
 Income Taxes. We are subject to taxation from federal, state and foreign jurisdictions and the determination of our tax provision is complex and requires significant management judgment.
We conduct operations in numerous U.S. states and foreign locations. Our effective tax rate depends upon the geographic distribution of our pre-tax income or losses among locations with varying tax rates and rules. As the geographic mix of our pre-tax results among various tax jurisdictions changes, the effective tax rate may vary from period to period. We are also subject to periodic examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We establish as needed, and periodically reevaluate, an estimated income tax reserve on our consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While management believes that we have identified all reasonably identifiable exposures and whether or not a reserve is appropriate, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved.

The determination of deferred tax assets and liabilities and any valuation allowances that might be necessary requires management to make significant judgments concerning the ability to realize net deferred tax assets. The realization of net deferred tax assets is dependent upon the generation of future taxable income. In estimating future taxable income there are judgments and uncertainties related to the development of forecasts of future results that may not be reliable. Significant management judgment is also necessary to evaluate the operating environment and economic conditions that exist to develop a forecast for a reporting unit. Where management has determined that it is more likely than not that some portion or the entire deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

We have not made any material changes to our income tax policy in the past three years and we do not anticipate making any material changes to this policy in the future.

We do not believe it is reasonably likely that the estimates or assumptions used to determine our deferred tax assets and liabilities and related valuation allowances will change materially in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

A change of 5% in our effective tax rate at December 31, 2011 would impact net income by approximately $1.2 million.

Reorganization and other charges.  We have recorded reorganization, restructuring and other charges in the past and could in the future commence further reorganization, restructuring and other activities which result in recognition of charges to income.

The recording of reorganization, restructuring and other charges may involve  assumptions and judgments about future costs and  timing for amounts  related to personnel terminations, stay bonuses, lease termination costs, lease sublet revenues, outplacement services, contract termination costs, asset impairments and other exit costs. Management may estimate these costs using existing contractual and other data or may rely on third party expert data.

When we incur a liability related to these actions, we estimate and record all appropriate expenses. We do not believe it is reasonably likely that the estimates or assumptions used to determine our reorganization, restructuring and other charges will change materially in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

For the year ended December 31, 2011 the Company did not have any amounts accrued for reorganization, restructuring and other charges.

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

In 2011, the FASB issued guidance which provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. The Company adopted this guidance in October 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Highlights from 2011
The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	Sales grew 2.6%, 1% on a constant currency basis, to $3.7 billion in 2011 over 2010.
•	One new retail store opened.
•	Movements in exchange rates positively impacted European sales by approximately $45.6 million and Canadian sales by approximately $9.0 million.
•	Gross margin benefited from changes in the segment mix, reflecting increased sales of industrial products.
•	Special gains, net of investigative and legal costs, of $5.6 million pre tax, approximately $0.10 per diluted share, after tax, for settlement proceeds received from a former officer and director.
•	Diluted earnings per share increased to $1.47 from $1.13 in 2010.

Results of Operations

Key Performance Indicators (in millions):

	Years Ended December 31,
	2011	2010	% Change	2010	2009	% Change
Net sales by segment:
Technology products	$3,358.7	$3,337.7	0.6%	$3,337.7	$2,966.7	12.5%
Industrial products	319.9	250.0	28.0%	250.0	196.1	27.5%
Corporate and other	3.4	2.3	47.8%	2.3	3.2	(28.1)%
Consolidated net sales	$3,682.0	$3,590.0	2.6%	$3,590.0	$3,166.0	13.4%
Net sales by geography:
North America	$2,582.2	$2,543.0	1.5%	$2,543.0	$2,317.5	9.7%
Europe	1,099.8	1,047.0	5.0%	1,047.0	848.5	23.4%
Consolidated net sales	$3,682.0	$3,590.0	2.6%	$3,590.0	$3,166.0	13.4%
Net sales by channel:
Business to business	$1,985.2	$1,770.2	12.1%	$1,770.2	$1,401.5	26.3%
Consumer	1,696.8	1,819.8	(6.8)%	1,819.8	1,764.5	3.1%
Consolidated net sales	$3,682.0	$3,590.0	2.6	$3,590.0	$3,166.0	13.4%

Consolidated gross margin	14.4%	13.6%	0.8%	13.6%	14.3%	(0.7)%
Consolidated SG&A costs*	$450.1	$420.9	6.9%	$420.9	$379.7	10.9%
Consolidated SG&A costs* as % of sales	12.2%	11.7%	0.5%	11.7%	12.0%	(0.3)%
Operating income (loss) by segment:
Technology products	$68.0	$65.0	4.6%	$65.0	$88.6	(26.6)%
Industrial products	34.6	23.8	45.4%	23.8	15.4	54.5%
Corporate and other	(22.1)	(20.1)	10.0%	(20.1)	(30.4)	(33.9)%
Consolidated operating income	$80.5	$68.7	17.2%	$68.7	$73.6	(6.7)%
Operating margin by segment:
Technology products	2.0%	1.9%	0.1%	1.9%	3.0%	(1.1)%
Industrial products	10.8%	9.5%	1.3%	9.5%	7.9%	1.6%
Consolidated operating margin	2.2%	1.9%	0.3%	1.9%	2.3%	(0.4)%
Effective income tax rate	30.9%	35.6%	(4.7)%	35.6%	36.8%	(1.2)%
Net income	$54.4	$42.6	27.7%	$42.6	$46.2	(7.8)%
Net margin	1.5%	1.2%	0.3%	1.2%	1.5%	(0.3)%
*includes special (gains) charges. See Note 8 of Notes to Consolidated Financial Statements.

NET SALES

SEGMENTS:

The Technology Products net sales increase is attributable to the effect of currency movements and improved business to business sales offset by decreased consumer channel sales.  On a constant currency basis, sales declined 1.0% or $33.5 million. This decline is due to lower sales in certain geographies, primarily North America and certain channels, primarily unassisted consumer web and television shopping.

The Industrial Products net sales increase in 2011 is attributable to more products offered on the Company’s websites and the addition of sales personnel.

GEOGRAPHIES:

The North American sales increase resulted primarily from the Industrial Products segment’s additional new product lines partially offset by declining consumer sales in the Technology Products segment.  On a constant currency basis, North American sales would have grown 1.2%. The movement in foreign exchange rates positively impacted sales by approximately $9.0 million.

The European sales increase resulted primarily from an increase in business to business sales. On a constant currency basis, European sales would have increased 0.7%. Movement in foreign exchange rates positively impacted sales by approximately $45.6 million.

CHANNEL SALES:

The worldwide business to business channel sales increase resulted primarily from the Industrial Products segment’s additional product lines and the addition of business to business sales personnel in both the Technology Products and Industrial Products segments. On a constant currency basis, worldwide business to business channel sales grew 9.7%.

The worldwide consumer-channels, defined as revenues from retail stores, consumer websites, inbound call centers and television shopping channels, decline resulted primarily from decreased European and North American unassisted web and television shopping sales. On a constant currency basis, worldwide consumer channel sales declined 7.4%.

2010 versus 2009:

The growth in Technology Products sales in 2010 compared to 2009 was driven by increased business to business and consumer channel sales worldwide as a result of improved global economic conditions, the expansion of the number of retail stores in the United States and Canada and the continued sales contribution from our Circuit City and WStore Europe SA (“WStore”) acquisitions in 2009.  On a constant currency basis, excluding the impact of the WStore acquisition on results, Technology Product sales would have grown 7.9% or $230.6 million. North American Technology Products sales increased 8.2% in 2010 compared to 2009 benefiting from increased retail and internet sales in the consumer channel, the result of opening seven retail stores in 2010 and the Circuit City acquisition in 2009. On a constant currency basis, North American sales would have grown 8.9%. The movement in the exchange rates positively impacted sales by approximately $19.9 million. European sales grew primarily from an increase in business to business sales. On a constant currency basis, European sales would have increased 29.6%. Movement in foreign exchange rates negatively impacted sales by approximately $52.9 million. Industrial Products sales increased 27.5% compared to 2009 because of  improved economic conditions in North America in 2010 resulting in increased demand for the segment’s various products as well as an increase in the number of products offered on its websites and in its catalogs. On a constant currency basis and excluding the WStore acquisition, worldwide business to business channel sales increased 18.1% and worldwide consumer-channel sales increased 2.4% in 2010 compared to 2009. The Company announced plans to exit its Software solutions segment during the second quarter of 2009. Substantially all of the third party business activities of ProfitCenter Software had ended as of December 31, 2009. Current and prior year results for this segment are now included in Corporate and other.

GROSS MARGIN

The consolidated gross margin increase in 2011 is due to changes in the segment and channel mix, with Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage to gross profit dollars. Modest improvements in our freight margin in Technology Products contributed to the improved margin from our ongoing freight and logistics initiatives. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

The consolidated gross margin decrease in 2010 was due to lower product prices; freight discounts on the Company’s North American websites and start up costs related to the new distribution center in North America partially offset by improvement in gross margin in Europe and in Industrial Products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The selling, general and administrative expenses increase in 2011 primarily resulted from the increased sales volume, increases in facility and other operating costs related to the retail stores being opened a full year compared to 2010 and hiring of additional sales personnel.  Selling, general and administrative costs as a percent of sales increased 80 basis points compared to 2010. Significant expense increases include approximately $21.4 million of increased payroll, and related costs due to additional sales personnel and additional retail stores operating for the full year of 2011 compared to 2010, additional rent and related costs of approximately $2.8 million and $10.1 million of increased internet, store space ads advertising and reduced cooperative advertising funding on catalogs, offset by decreased spending on catalogs compared to 2010. The Company incurred approximately $2.8 million of additional depreciation and amortization compared to 2010 due to significant additions to our second distribution center, expenditures in our retail stores and amortization of intangible assets.

The selling, general and administrative expenses increase in 2010 primarily resulted from increased sales volume and increased facility and other operating costs related to opening additional retail stores. Selling, general and administrative costs as a percent of sales declined as sales grew at a faster rate than costs. Retail expansion in the United States and the inclusion of WStore results for a full year were primary drivers of the cost increases in 2010. Significant expense increases include approximately $24.1 million of increased payroll, $8.5 million of increased internet advertising expenses, $5.6 million of increased rent and related expenses primarily related to retail stores, $2.8 million of increased credit card fees, $2.5 million of additional depreciation and amortization expense offset by approximately $9.7 million of increased vendor consideration related to advertising expenses. Also included in 2009 is a gain of approximately $1.8 million from a lawsuit that was settled favorably.

SPECIAL (GAINS) CHARGES

The Company recorded a net special gain of approximately $5.6 million primarily related to the investigation and settlement with a former officer and director of the Company. A special gain of approximately $8.4 million related to this settlement was recorded in the second quarter of 2011. This gain was partially offset by charges for related investigative, legal and professional fees of approximately $2.8 million for the year (See Note 8 of Notes to Consolidated Financial Statements).

The Company’s WStore France subsidiary incurred integration related charges of approximately $4.0 million for severances and other costs related to the merger of its Misco and WStore operations and the Company incurred $0.3 million in contract terminations costs related to the exit of its Software Solutions segment.

OPERATING MARGIN

Technology Products operating margin increased 10 basis points in 2011 versus 2010 due to the effect of a special gain recorded in 2011 related to the investigation of the former officer and director of the Company and the special charges incurred in 2010 for the WStore integration. Excluding these gains and charges, Technology Products operating margin would have declined compared to 2010 due to continuing price promotions offered and increased spending related to the retail stores, additional headcount and a full year of operation of the second distribution center. Technology Products operating margin decreased in 2010 versus 2009 due to price promotions, freight discounts offered during the year, start up costs related to the new distribution center in North America and reorganization costs related to the WStore integration which could not be fully offset by cost reduction initiatives.

Industrial Products operating margin increased 130 basis points in 2011 due to increased demand for the segment’s various products, the availability of additional products on the Company’s websites and in its catalogs and additional sales personnel.  Industrial Products operating margin increased in 2010 compared to 2009 due to prudent cost management and improved economic conditions in North America, resulting in increased demand for the segment’s various products.

Corporate and other operating costs increased 13.2% during 2011 primarily as a result of increased personnel costs and increased tax and accounting fees offset by savings in general consulting fees. Corporate and other operating costs decreased 29.6% during 2010 due to cost savings from winding down the ProfitCenter Software segment in 2009, reduced consulting and outside services for software implementation which began in 2009 and significantly less legal and professional fees incurred in 2010 compared to 2009.

INTEREST EXPENSE

Interest expense was $2.2 million, $1.8 million, and $1.4 million in 2011, 2010 and 2009, respectively. The interest expense increase in 2011 compared to 2010 is primarily the result of a full year of interest on the Recovery Zone Bond entered into to finance the equipment for the second Technology Products distribution center opened in 2010. The interest expense increase in 2010 compared to 2009 is primarily attributable to a full year of interest expense related to the debt assumed in the WStore acquisition, higher average outstanding balances under the Company’s revolving credit agreement and interest on the Recovery Zone Bond.

INCOME TAXES

The Company’s effective tax rate was 30.9% in 2011 as compared to 35.6% in 2010. The lower tax rate in 2011 is primarily the result of the company’s France operations having sufficient income to partially utilize net operating loss carryforwards that have a full valuation allowance applied.

The effective tax rate in 2010 was 35.6% compared to 36.8% in 2009. The lower tax rate in 2010 is primarily attributed to reversals of valuation allowances of approximately $0.5 million. If excluded, the Company’s effective tax rate would have been 36.3%. The lower tax rate in 2010 is primarily attributed to a higher percentage of taxable income in countries that have lower corporate tax rates. The Company’s effective tax rate will vary as the mix of pretax income from the countries the Company does business in varies.

Seasonality

As the Company’s consumer channel sales have grown significantly in the past few years, the fourth quarter has represented a greater portion of annual sales than historically.  Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The following table sets forth the net sales seasonality for each of the quarters since January 1, 2009 (amounts in millions).

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Net sales	$930	$872	$901	$979
Percentage of year’s net sales	25.3%	23.7%	24.5%	26.5%

2010
Net sales	$915	$806	$863	$1,006
Percentage of year’s net sales	25.5%	22.5%	24.0%	28.0%

2009
Net sales	$752	$722	$754	$938
Percentage of year’s net sales	23.8%	22.8%	23.8%	29.6%

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in thousands):

	December 31,
	2011	2010	$ Change
Cash	$97,254	$92,077	$5,177
Accounts receivable, net	$268,980	$276,344	$(7,364)
Inventories	$372,244	$370,375	$1,869
Prepaid expenses and other current assets	$18,198	$19,308	$(1,110)
Accounts payable	$336,550	$377,030	$(40,480)
Accrued expenses and other current liabilities	$72,410	$84,680	$(12,270)
Current portion of long term debt	$2,552	$2,655	$(103)
Working capital	$354,704	$300,872	$53,832

Our primary liquidity needs are to support working capital requirements in our business, including working capital for new retail stores, capital expenditures, payment of interest on outstanding debt, special dividends declared by our Board of Directors and acquisitions. We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

Our working capital increase in 2011 is primarily the result of lower accounts payable, accrued expenses and other current liabilities balances in addition to increased cash and inventory balances compared to 2010.  Accounts receivable days outstanding were at 27 in 2011 up from 25 in 2010. We expect that future accounts receivable and inventory balances will fluctuate with growth in net sales and the mix of our net sales between consumer and business customers.

Net cash provided by operating activities was $18.2 million, $64.9 million, and $4.8 million during 2011, 2010, and 2009. The decrease in cash provided by operating activities in 2011 compared to 2010 resulted from a $3.6 million increase in net income adjusted by other non-cash items, such as depreciation expense, and a decrease of $50.3 million in cash used in our working capital accounts. The increase in cash provided by operating activities in 2010 over 2009 resulted from a $5.0 million decrease in net income adjusted by other non-cash items, such as depreciation expense, and an increase of $65.1 million in cash used for changes in our working capital accounts.

Net cash used in investing activities was $12.3 million and were for upgrades and enhancements to our information and communications systems hardware and software and expenditures in retail stores in North America. In 2010, net cash used in investing activities was $24.7 million, primarily for capital expenditures including expenditures for the second North American distribution center for the Technology Products segment. Cash flows used in investing activities during 2009 totaled $32.3 million primarily for the CircuitCity.com acquisition and for capital expenditures. Capital expenditures in 2010 and 2009 also included upgrades and enhancements to our information and communications systems hardware and software and expenditures in retail stores in North America.

Net cash used in financing activities was $0.7 million in 2011. We borrowed and repaid approximately $10.9 million from revolving credit and short term debt facilities. We also repaid approximately $2.7 million in capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.5 million and we received proceeds of approximately $1.5 million from the Recovery Zone Facility Bond.  In 2010 net cash used in financing activities was $4.7 million. We borrowed and repaid approximately $261.7 million against our credit facilities. We repaid approximately $13.2 million in short term debt and approximately $1.5 million in capital lease obligations and received proceeds of approximately $7.9 million from the Recovery Zone Facility Bond. Net proceeds and excess tax benefits from stock option exercises provided approximately $2.1 million of cash. In 2009, net cash used in financing activities was $31.5 million. We repaid approximately $3.6 million in short-term debt and approximately $0.8 million in capital lease obligations, paid a special dividend of $27.6 million, and repurchased Company stock of approximately $1.2 million. Net proceeds and excess tax benefits from stock option exercises provided approximately $1.7 million of cash.

On December 15, 2011, the Company entered into an amendment of its second amended and restated credit agreement. The amendment increased the maximum availability under the United States revolving loan component of the facility by $25 million to a total of $125.0 million (which may be increased to $200.0 million, subject to certain conditions), eliminated the Company’s unneeded $25 million United Kingdom revolving loan component of the facility, released the related United Kingdom assets that were pledged to secure this component and removed the Company’s United Kingdom subsidiary from the facility. The facility has a five year term expiring in October 2015. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The amended and restated credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that we maintain a minimum level of availability. If such availability is not maintained, we will then be required to maintain a fixed charge coverage ratio (as defined). As of December 31, 2011, the Company was in compliance with all of the covenants under the credit facility. Eligible collateral under the facility was $119.5 million, total availability was $113.1 million, outstanding letters of credit were $6.4 million and there were no outstanding advances.

The Company’s Inmac WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by WStore Europe SA accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of December 31, 2011, there was availability under this credit facility of approximately €24.1 million ($31.2 million) and there were no outstanding borrowings. The credit facility duration is indefinite; however either party may cancel the agreement with sixty days notice. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at December 31, 2011.

On September 23, 2010, the Company (through a subsidiary) completed tax exempt Recovery Zone Facility Bond (the “Bonds”) financing for up to $15 million with the Development Authority of Jefferson, Georgia (the “Authority”). The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018.  Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly. The proceeds of the Bonds are used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of all the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company will transfer to the Authority for consideration consisting of the Bond proceeds ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.

Our earnings and cash flows are seasonal in nature, with the fourth quarter of the fiscal year generating higher earnings and cash flows than the other quarters. Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales. Unusual gains or expense items, such as special (gains) charges and settlements, may impact earnings and are separately disclosed. We expect that past performance may not be indicative of future performance due to the competitive nature of our Technology Products segment where the need to adjust prices to gain or hold market share is prevalent.

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

These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. In 2012 we anticipate capital expenditures of approximately $20 million although at this time we are not contractually committed to incur these expenditures. Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/ or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. In addition we anticipate cash needs for implementation of the financial systems. We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2011, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expire at various dates through 2030. We have sublease agreements for unused space we lease in Uniondale, New York. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2011 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$11,796	$3,147	$7,902	$747	$-

Non-cancelable operating leases, net of subleases	204,425	27,340	67,794	56,379	52,912

Purchase & other obligations	48,013	25,969	11,522	10,522	-

Total contractual obligations	$264,234	$56,456	$87, 218	$67,648	$52,912

Our purchase and other obligations consist primarily of certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $6.4 million of standby letters of credit outstanding as of December 31, 2011.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2011, the Company had no uncertain tax positions.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars. Sales would have fluctuated by approximately $126.6 million and pretax income would have fluctuated by approximately $3.0 million if average foreign exchange rates changed by 10% in 2011. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2011 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities. As of December 31, 2011, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

Item 8.    Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see Item 15 of Part IV of this Form 10-K.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, a copy of which is included in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders. (the “Proxy Statement”).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements of Systemax Inc.	Reference

		Reports of Ernst & Young LLP Independent Registered Public Accounting Firm	35
		Consolidated Balance Sheets as of December 31, 2011 and 2010	37
		Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	38
		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	39
		Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2011, 2010 and 2009	40
		Notes to Consolidated Financial Statements	41

	2.	Financial Statement Schedules:

		The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

		Schedule II — Valuation and Qualifying Accounts	54

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
& Company (Contractor) (“Naperville Illinois Facility Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)
10.10
First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.11
Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998)

10.12
First Amendment, dated as of September 5, 2003, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009)

10.13
Second Amendment, dated March 22, 2007, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009)

10.14
Third Amendment, dated as of June 26, 2009, to the Lease Agreement between Tiger Direct, Inc. and Mota Associates Limited Partnership (successor in interest to landlord Keystone Miami Property Holding Corp.) (Miami facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009)

10.15
Lease agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.16
First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.17	Settlement Agreement, dated as of May 6, 2011, between the Company and Gilbert Fiorentino (incorporated by reference to the Company’s report on Form 8-K dated May 9, 2011)

10.18	Employment Agreement, dated as of October 3, 2011, between Systemax Inc. and David Sprotsy* (filed herewith)
10.19	Executive Directors Service Agreement, dated December 15, 2011, between Misco UK Limited and Perminder Dale* (filed herewith)
10.20
Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold*(incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006)

10.21
Amendment No.1, dated December 30, 2009, to the Employment Agreement between the Company and Lawrence P. Reinhold* (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009)

10.22	Asset Purchase Agreement between the Company and CompUSA dated January 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K for the year December 31, 2007)
10.23
Amendment to Asset Purchase Agreement between the Company and CompUSA dated February 14, 2008 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007)

10.24
Asset Purchase Agreement, as amended, dated as of April 5, 2009 and May 14, 2009, by and among Systemax Inc., as Buyer and Circuit City Stores West Coast, Inc. and Circuit City Stores, Inc, as Sellers (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2009)

10.25
Second Amended and Restated Credit Agreement, dated as of October 27, 2010, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, J.P. Morgan Europe Limited, as UK Administrative Agent, J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 2, 2010)

10.26
Amendment No. 1 and Waiver, dated as of December 15, 2011, to the Second Amended and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, J.P. Morgan Europe Limited, as UK Administrative Agent and the lenders from time to time party thereto (filed herewith)

10.27
Lease Agreement, dated as of September 1, 2010, among Development Authority of Jefferson,  Georgia, GE Government Finance Inc. and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010)

10.28
Corporate Guaranty and Negative Pledge Agreement, dated as of September 1, 2010, among Systemax Inc., Development Authority of Jefferson, Georgia and GE Government Finance Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).

10.29
Escrow Agreement, dated as of September 1, 2010, among Marshall & Ilsley Trust Company, N.A. (as escrow agent), GE Government Finance Inc., Development Authority of Jefferson, Georgia and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010)

10.30	Form of 2010 Long Term Incentive Plan* (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010)
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of March, 2010)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ RICHARD LEEDS

Richard Leeds
Chairman and Chief Executive Officer

Date: March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	March 8, 2012
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman and Director	March 8, 2012
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 8, 2012
Robert Leeds

/s/ LAWRENCE P. REINHOLD	Executive Vice President, Chief Financial Officer	March 8, 2012
Lawrence P. Reinhold	and Director
(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 8, 2012
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT D. ROSENTHAL	Director	March 8, 2012
Robert D. Rosenthal

/s/ STACY DICK	Director	March 8, 2012
Stacy Dick

/s/ MARIE ADLER-KRAVECAS	Director	March 8, 2012
Marie Adler-Kravecas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited the accompanying consolidated balance sheets of Systemax Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 8, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited Systemax Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Systemax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Systemax Inc. and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 8, 2012

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2011	2010

ASSETS:
Current assets:
Cash	$97,254	$92,077
Accounts receivable, net of allowances of $14,646 and $17,881	268,980	276,344
Inventories	372,244	370,375
Prepaid expenses and other current assets	18,198	19,308
Deferred income taxes	9,540	7,133
Total current assets	766,216	765,237

Property, plant and equipment, net	70,699	73,765
Deferred income taxes	-	2,313
Goodwill and intangibles	47,838	49,473
Other assets	4,909	3,312

Total assets	$889,662	$894,100

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$336,550	$377,030
Accrued expenses and other current liabilities	72,410	84,680
Current portion of long term debt	2,552	2,655
Total current liabilities	411,512	464,365

Long term debt	7,133	7,386
Deferred income taxes	2,285	-
Other liabilities	14,440	13,081
Total liabilities	435,370	484,832

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,862,019 and 38,862,019 shares; outstanding 36,398,523 and 36,754,700 shares	389	389
Additional paid-in capital	180,538	181,519
Treasury stock at cost — 2,463,496 and 2,107,319 shares	(30,520)	(24,947)
Retained earnings	307,934	253,526
Accumulated other comprehensive loss	(4,049)	(1,219)
Total shareholders’ equity	454,292	409,268

Total liabilities and shareholders’ equity	$889,662	$894,100

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$3,682,039	$3,589,989	$3,165,995
Cost of sales	3,151,363	3,100,385	2,712,621
Gross profit	530,676	489,604	453,374
Selling, general and administrative expenses	455,747	416,570	371,995
Special (gains) charges	(5,598)	4,289	7,750
Operating income	80,527	68,745	73,629
Foreign currency exchange loss	1,037	1,750	187
Interest and other income, net	(1,376)	(840)	(1,015)
Interest expense	2,183	1,802	1,372
Income before income taxes	78,683	66,033	73,085
Provision for income taxes	24,275	23,482	26,900
Net income	$54,408	$42,551	$46,185
Net income per common share:
Basic	$1.48	$1.15	$1.26
Diluted	$1.47	$1.13	$1.24

Weighted average common and common equivalent shares:
Basic	36,805	36,996	36,706
Diluted	37,096	37,601	37,343

Dividends declared	-	-	$0.75

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,408	$42,551	$46,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,457	14,480	12,353
Provision for deferred income taxes	1,025	4,572	5,704
Provision for returns and doubtful accounts	3,202	3,268	4,698
Compensation expense related to equity compensation plans	1,915	2,496	2,867
Return of common stock-special gain	(7,890)	-	-
Excess tax benefit from exercises of stock options	(213)	(1,072)	(576)
Loss on dispositions and abandonment	82	83	154

Changes in operating assets and liabilities:
Accounts receivable	(348)	(45,121)	(20,907)
Inventories	(4,136)	(5,913)	(69,618)
Prepaid expenses and other current assets	(4,552)	6,403	(5,490)
Income taxes payable (receivable)	3,884	(3,315)	3,983
Accounts payable, accrued expenses and other current liabilities	(46,626)	46,451	25,414
Net cash provided by operating activities	18,208	64,883	4,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Circuit City assets	-	-	(14,494)
Purchase of WStore Europe SA	-	-	(4,469)
Cash acquired WStore Europe SA	-	-	5,438
Purchases of property, plant and equipment	(12,285)	(24,747)	(18,855)
Proceeds from disposals of property, plant and equipment	24	23	84
Net cash used in investing activities	(12,261)	(24,724)	(32,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility and short term debt	10,861	261,708	-
Repayments of borrowings on credit facility and short term debt	(10,861)	(274,858)	(3,614)
Proceeds from recovery zone bond	1,540	7,949	-
Repayments of capital lease obligations	(2,709)	(1,553)	(726)
Dividends paid	-	-	(27,611)
Proceeds from issuance of common stock	283	1,017	1,082
Purchase of treasury stock	-	-	(1,174)
Excess tax benefit from exercises of stock options	213	1,072	576
Net cash used in financing activities	(673)	(4,665)	(31,467)

EFFECTS OF EXCHANGE RATES ON CASH	(97)	(1,726)	1,338

NET INCREASE (DECREASE) IN CASH	5,177	33,768	(57,658)
CASH – BEGINNING OF YEAR	92,077	58,309	115,967

CASH – END OF YEAR	$97,254	$92,077	$58,309
Supplemental disclosures:
Interest paid	$1,669	$1,346	$994
Income taxes paid	$19,219	$21,749	$13,909
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$2,353	$9,371	$765

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)

Balances, December 31, 2008	36,224	$389	$179,241	$(31,158)	$192,401	$(6,918)
Stock-based compensation expense			2,818
Issuance of restricted stock	105		(754)	1,183
Retired restricted stock			(10)	(15)
Exercise of stock options	221		(1,537)	2,619
Repurchase of treasury stock	(99)			(1,174)
Income tax benefit on stock-based compensation			750
Change in cumulative translation adjustment						8,276	$8,276
Dividends paid					(27,611)
Net income					46,185		46,185
Total comprehensive income							$54,461
Balances, December 31, 2009	36,451	389	180,508	(28,545)	210,975	1,358
Stock-based compensation expense			2,377
Issuance of restricted stock	106		(420)	1,259
Restricted stock withheld for employee taxes	(36)		(367)	(432)
Exercise of stock options	234		(1,754)	2,771
Income tax benefit on stock-based compensation			1,175
Change in cumulative translation adjustment						(2,577)	$(2,577)
Net income					42,551		42,551
Total comprehensive income							$39,974
Balances, December 31, 2010	36,755	389	181,519	(24,947)	253,526	(1,219)
Stock-based compensation expense			1,795
Issuance of restricted stock	126		(1,371)	1,507
Exercise of stock options	68		(527)	810
Return of common stock	(550)			(7,890)
Surrender of fully vested options			(1,115)
Income tax benefit on stock-based compensation			237
Change in cumulative translation adjustment						(2,830)	$(2,830)
Net income					54,408		54,408
Total comprehensive income							$51,578
Balances, December 31, 2011	36,399	$389	$180,538	$(30,520)	$307,934	$(4,049)

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year will be divided into four fiscal quarters that each end at midnight on a Saturday. Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year. For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month. 2011, 2010 and 2009 each included 52 weeks.

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

Revenue Recognition and Accounts Receivable — The Company recognizes sales of products, including shipping revenue, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is received by the customers when title and risk of loss have transferred. Allowances for estimated subsequent customer returns, rebates and sales incentives are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales. Revenue from extended warranty and support contracts on the Company’s assembled PCs is deferred and recognized over the contract period. The Company evaluates collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit rating and provides a reserve for accounts that are potentially uncollectible. Trade receivables are generally written off once all collection efforts have been exhausted. Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns.

Advertising Costs — Expenditures for internet, television, local radio and newspaper advertising are expensed in the period the advertising takes place. Catalog preparation, printing and postage expenditures are amortized over the period of catalog distribution during which the benefits are expected, generally one to four months.

Net advertising expenses were $40.2 million, $31.7 million and $38.9 million during 2011, 2010 and 2009, respectively, and are included in the accompanying consolidated statements of operations. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $59.4 million, $65.6 million and $55.9 million during 2011, 2010 and 2009, respectively.

Prepaid expenses as of December 2011 and 2010 include deferred advertising costs of $1.7 million and $2.1 million, respectively which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Stock based compensation — The Company recognizes the fair value of share based compensation in the consolidated statement of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award.

Net Income Per Common Share – Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.3 million for the year ended December 31, 2011 and 0.6 million for the years ended December 31, 2010 and 2009. The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.1 million for the year ended December 31, 2011, and 0.2 million for the years ended December 31, 2010 and 2009. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.8 million for the year ended December 31, 2011 and  0.7 million for the years ended December 31, 2010 and 2009, due to their antidilutive effect.

Comprehensive Income — Comprehensive income consists of net income and foreign currency translation adjustments and is included in the consolidated statements of shareholders’ equity. Comprehensive income was $51.6 million, $40.0 million and $54.5 million in 2011, 2010 and 2009, respectively.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees. Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions. Aggregate expense to the Company for contributions to such plans was approximately $1.0 million, $0.9 million and $0.9 million in 2011, 2010 and 2009, respectively.

 Fair Value Measurements - Financial instruments consist primarily of investments in cash, trade accounts receivable debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 2011 and 2010, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company’s debt is considered to representative of its fair value because of its variable interest rate.

The fair value of goodwill and non-amortizing intangibles is measured on a non-recurring basis in connection with the Company’s annual impairment testing. For goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model. A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, same store sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense and are classified in accordance with ASC 820, “Fair Value Measurements and Disclosures”, within Level 3 of the valuation hierarchy.

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

In 2011, the FASB issued guidance which provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. The Company adopted this guidance in October 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

2.	GOODWILL AND INTANGIBLES

Goodwill:

The following table provides information related to the carrying value of goodwill (in thousands):

	December 31,	December 31,
	2011	2010
Balance January 1	$3,280	$930
Deferred tax adjustment	-	1,350
Adjustments to finalize purchase price allocation	-	1,000
Balance December 31	$3,280	$3,280

Indefinite-lived intangible assets:

The following table summarizes information related to indefinite-lived intangible assets (in thousands):

	December 31,	December 31,
	2011	2010
	Gross Carrying Amount	Gross Carrying Amount
Trademarks	$24,082	$24,082
Domain names	14,739	14,739
Total	$38,821	$38,821

        Definite-lived intangible assets:

       The following table summarizes information related to definite-lived intangible assets (in thousands):

	December 31,		December 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Retail store leases	$3,410	$1,012	$3,410	$748
Client lists	5,938	3,141	5,938	1,996
Technology	1,000	458	1,000	$232
Total	$10,348	$4,611	$10,348	$2,976

The aggregate amortization expense for these intangibles was approximately $1.6 million in 2011. The estimated amortization for future years ending December 31 is as follows (in thousands):

2012	$ 1,582
2013	1,577
2014	972
2015 and after	1,606
Total	$5,737

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2011	2010
Land and buildings	$27,691	$27,844
Furniture and fixtures, office, computer and other equipment and software	131,635	130,022
Leasehold improvements	27,175	23,944
	186,501	181,810
Less accumulated depreciation and amortization	115,802	108,045
Property, plant and equipment, net	$70,699	$73,765

Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2011	2010
Furniture and fixtures, office, computer and other equipment	$17,244	$14,896
Less: Accumulated amortization	7,791	4,994
	$9,453	$9,902

Depreciation charged to operations for property, plant and equipment including capital leases in 2011, 2010, and 2009 was $15.9 million, $12.9 million and $11.2 million, respectively.

4.	CREDIT FACILITIES

On December 15, 2011, the Company entered into an amendment of its second amended and restated secured revolving credit agreement. The amendment increased the maximum availability under the United States revolving loan component of the facility by $25 million to a total of $125.0 million (which may be increased to $200 million, subject to certain conditions), eliminated the Company’s $25 million United Kingdom revolving loan component of the facility, released the related United Kingdom assets that were pledged to secure this component and removed the Company’s United Kingdom subsidiary from the facility.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The amended and restated credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The credit facility has a five year term and expires in October 2015. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest on outstanding advances is payable monthly, at the Company’s option, at the prime rate (3.25% at December 31, 2011) or the overnight daily LIBOR rate (0.15% at December 31, 2011) plus 1.00% to 2.50%. The facility also calls for a commitment fee payable quarterly in arrears of 0.375% of the average daily unused portions of the facility. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The agreement contains certain other covenants, including restrictions on capital expenditure, acquisitions and payments of dividends. We were in compliance with all of the covenants as of December 31, 2011. As of December 31, 2011, eligible collateral under the agreement was $119.5 million and total availability was $113.1 million. There were outstanding letters of credit of $6.4 million and there were no outstanding advances.

The Company’s Inmac WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by WStore Europe SA accounts receivable balances. Available amounts for borrowing under this facility include all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. As of December 31, 2011 there was availability under this credit facility of approximately €24.1 million ($31.2 million) and there were no outstanding borrowings. The credit facility duration is indefinite; however either party may cancel the agreement with sixty days notice. Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at December 31, 2011.

The weighted average interest rate on short-term borrowings was 4.5%, 3.5%, and 3.3% in 2011, 2010 and 2009, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Payroll and employee benefits	$32,471	$30,166
Freight	3,146	17,142
Advertising	7,594	8,033
Sales and VAT tax payable	5,300	8,613
Other	23,899	20,726
	$72,410	$84,680

6.	LONG-TERM DEBT

On September 23, 2010, the Company (through a subsidiary) completed tax exempt Recovery Zone Facility Bond (the “Bonds”) financing for up to $15 million with the Development Authority of Jefferson, Georgia (the “Authority”). The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018.  Interest on the Bonds is calculated at the rate of 4.15% per annum and principal and interest payments are due monthly. The proceeds of the Bonds are   used to finance or repay the costs of capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of all the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company will transfer to the Authority for consideration consisting of the Bond proceeds ownership of the equipment to be used at the distribution facility and the Authority in turn will lease the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As a result of the capital lease treatment for this transaction, the leased equipment is included in property, plant and equipment in the Company’s consolidated balance sheet. As of December 31, 2011 the Company had $7.6 million outstanding against this facility.

Long-term debt consists of (in thousands):

	December 31,
	2011	2010
Capitalized equipment lease obligations	$9,685	$10,041
Less: current portion	2,552	2,655
	$7,133	$7,386

The aggregate maturities of long-term debt outstanding at December 31, 2011 are as follows (in thousands):

	2012	2013	2014	2015	2016
Maturities	$2,552	$2,524	$2,229	$1,997	$383

7.	REORGANIZATION COSTS

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

The following table details the associated liabilities incurred related to this plan (in thousands):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2010	$-	$-	$-
Charged to expense	2,975	1,030	4,005
Paid or otherwise settled	(1,923)	(946)	(2,869)
Balance December 31, 2010	1,052	84	1,136
Charged to expense	-	-	-
Paid or otherwise settled	(1,052)	(84)	(1,136)
Balance December 31, 2011	$-	$-	$-

8.	SETTLEMENT AGREEMENT

Audit Committee Investigation and Gilbert Fiorentino’s Resignation and Settlement and Related Matters.

In January and February 2011 the Company received anonymous whistleblower allegations concerning the Company’s Miami Florida operations involving the actions of Mr. Gilbert Fiorentino, then the Chief Executive of the Company’s Technology Products Group. In response to the allegations, the Company commenced an internal investigation of the whistleblower allegations, which was conducted by the Company’s Audit Committee of the Board of Directors with the assistance of independent counsel.

On April 18, 2011, following the independent investigation, the Company delivered a Cause Notice to Mr. Fiorentino pursuant to the terms of his Employment Agreement dated October 12, 2004. The Cause Notice advised Mr. Fiorentino that the Company intended to terminate him for “Cause” (as defined in the Employment Agreement) at a meeting of its Executive Committee scheduled for May 3, 2011, at which meeting Mr. Fiorentino and his counsel could appear, and that Mr. Fiorentino was being placed on administrative leave pending the outcome of that meeting. In the Cause Notice, the Company advised Mr. Fiorentino that the Audit Committee investigation had identified grounds to terminate him for Cause under his Employment Agreement, and set forth the following findings by the Audit Committee constituting such grounds:

i) Mr. Fiorentino personally removed or caused to be removed from the Company’s Miami premises product inventory, and/or kept or caused others to receive at his direction such removed product inventory, without payment to the Company and for his own personal gain;
ii) Mr. Fiorentino caused substantial amounts of Company inventory purchases to be effected through Company credit cards in order to accrue and/or use “reward points” for his personal benefit and which he improperly converted to his own use;
iii) Mr. Fiorentino caused his mother to be identified as an employee of the Company in positions for which she had no bona fide job responsibility or function, and caused the Company to pay her a salary and employee benefits, including extended COBRA reimbursements; and
iv) Mr. Fiorentino engaged in fraudulent “kickback” arrangements with certain of the Company’s vendors, to the detriment of the Company

The Company stated in the Cause Notice that the foregoing activities were in violation of Company policy, the Company’s Corporate Ethics Policy, his fiduciary duties and applicable law. The amounts involved in the employment of Mr. Fiorentino's mother are small in absolute terms. The inventory removal constitutes a shortage that is not material for a company the size of Systemax. The credit card reward points scheme involved the creation, and conversion, of non-monetary assets. The finding involving the vendor overcharge/kickback allegations is not material when compared to the Company's total inventory spend during the subject period. The Audit Committee’s independent investigation determined that the matters described above did not have any material impact on our previously reported financial results and were limited to the Company’s Miami operations.

On May 9, 2011, following several meetings of the Executive Committee and after extensive discussions with Mr. Fiorentino and his counsel, the Company announced that it had accepted the resignation of Mr. Fiorentino, and that it had executed an agreement with Mr. Fiorentino, effective May 6, 2011, under which Mr. Fiorentino surrendered certain assets to the Company valued at approximately $11 million at May 9, 2011: these assets included the surrender of 1,130,001 shares of Systemax common stock and $480,000 in cash. The shares surrendered consisted of 580,001 shares of fully vested unexercised stock options, 2) 100,000 shares of fully vested restricted stock awards and 3) 450,000 shares directly owned by Mr. Fiorentino. The shares surrendered were valued at fair value on May 6, 2011 in the case of the stock options and restricted stock awards and at fair value on May 12, 2011 in the case of the owned shares. The agreement also requires Mr. Fiorentino to disclose his and his immediate family’s personal assets; forfeit undisclosed assets discovered by the Company; disclose information regarding certain matters that led to his being notified of the Company’s intent to terminate him; and to fully cooperate with the Company in the future. Mr. Fiorentino and the Company also exchanged mutual general releases and nondisparagement commitments, and Mr. Fiorentino agreed to a 5 year noncompetition obligation. The $11 million settlement value included a financial statement benefit to the Company related to the surrender of shares and cash payment of approximately $8.4 million which was recorded in the second quarter of 2011 under special (gains) charges, net of related legal and professional fees of approximately $1.3 million for the quarter ended June 30, 2011 and $1.8 million for the first six months of 2011. The remainder of the settlement value, approximately $2.6 million, was the intrinsic value of the fully vested unexercised stock options on the date of the settlement agreement for which there is no financial statement impact. The amount of the settlement with Mr. Fiorentino was based on negotiation with him, and was not based on any specific level or nature of damages incurred by the Company, and does not constitute restitution.

On June 21, 2011 Systemax Inc. received notice that the Securities and Exchange Commission (“SEC”) has initiated a formal investigation into the matters discovered by the Audit Committee’s internal investigation. The Company is fully cooperating with the SEC in its formal investigation and does not expect to comment further on developments related to this matter and disclaims any intention or obligation to update any of the information contained herein except as required by law.

For the third and fourth quarters of 2011, $0.4 million and $0.6 million, respectively, of additional legal and professional fees were incurred related to follow up of the completed investigation and ancillary matters, and for the first nine months of 2011 and for fiscal 2011 related fees totaled $2.2 million and $2.8 million, respectively. The Company expects to incur additional expenses related to this matter in future quarters in connection with the ongoing follow up to the completed investigation of matters related to Mr. Fiorentino’s actions, providing cooperation to the SEC and in pursuing related matters.

In addition, in April 2011, the Company also terminated the employment of Carl Fiorentino and Patrick Fiorentino (employees of the Company and Gilbert Fiorentino's brothers), and Mr. Gerdy Carballos based on the determination that they had assisted in, participated in and/or had knowledge of the improper activities. The Company also terminated the employment of Ms. Andrea Fongyee (assistant to Mr. Gilbert Fiorentino) in May 2011. In January 2012, the Company commenced a lawsuit in Miami-Dade County Circuit Court in Florida against, among others, Carl Fiorentino, Patrick Fiorentino, Andrea Fongyee and Gerdy Carballos, seeking recovery of damages incurred by the Company due to their actions.

9.	SHAREHOLDERS’ EQUITY

Stock based compensation plans

The Company currently has five equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 203,915 options were outstanding under this plan as of December 31, 2011.

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 13,250 options were outstanding under this plan as of December 31, 2011.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. The Company increased the number of shares that may be granted under this plan to a maximum of 7,500,000 from 5,000,000 shares. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. The ability to grant new awards under this plan ended on December 31, 2009 but awards granted prior to such date continue until their expiration.  A total of 773,950 options were outstanding under this plan as of December 31, 2011.

The 2006 Stock Incentive Plan For Non-Employee Directors — This plan, adopted by the Company’s stockholders on October 11, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 15,000 options were outstanding under this plan as of December 31, 2011.

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted on April 23, 2010 with substantially the same terms and provisions as the 1999 Long-term Stock Incentive Plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 279,000 options and 357,500 restricted stock units were outstanding under this plan as of December 31, 2011.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for 2011, 2010 and 2009 was $1.0 million, $1.5 million, and $2.2 million respectively. The related future income tax benefits recognized for 2011, 2010 and 2009 were $0.6 million, $0.6 million and $0.9 million, respectively.

Stock options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2011, 2010 and 2009:

	2011	2010	2009

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	2.02%	1.37%	2.64%
Expected volatility	59.8%	61.1%	66.9%
Expected life in years	8.0	4.8	7.7

       The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2011		2010		2009
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,900,698	$10.60	2,102,459	$9.87	2,202,584	$9.23
Granted	277,000	$12.61	40,000	$14.18	164,000	$13.46
Exercised	(67,758)	$4.18	(234,011)	$4.34	(221,225)	$4.89
Cancelled or expired	(824,825)	$7.45	(7,750)	$19.39	(42,900)	$16.46
Outstanding at end of year	1,285,115	$13.39	1,900,698	$10.60	2,102,459	$9.87

Options exercisable at year end	914,365		1,559,872		1,558,229
Weighted average fair value per option granted during the year	$7.81		$7.24		$9.53

The total intrinsic value of options exercised was $0.7 million, $3.2 million and $2.0 million respectively, for 2011, 2010 and 2009.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2011:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
$1.76 to $ 5.00	137,983	$2.46	.80	$1,925
$5.01 to $ 15.00	607,406	$11.12	7.06	3,215
$15.01 to $ 20.00	416,970	$18.70	5.52	67
$20.01 to $ 20.15	100,000	$20.15	5.05	-
$1.76 to $ 20.15	1,262,359	$13.39	5.71	$5,207

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2011 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2011. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2011:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2011	340,826	$10.47
Granted	277,000	$7.81
Vested	(185,250)	$11.61
Forfeited	(61,826)	$8.22
Unvested at December 31, 2011	370,750	$8.29

At December 31, 2011, there was approximately $1.9 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.64 years. The total fair value of stock options vested during 2011, 2010 and 2009 was $2.2 million, $2.6 million and $2.5 million, respectively.

Restricted Stock and Restricted Stock Units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a former officer and director (See Note 8 of Notes to Consolidated Financial Statements). A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed.. The restricted stock unit award was a non-performance award which vested at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was approximately $0.1 million in 2011, and $0.6 million in each of 2010 and 2009. As part of the settlement agreement (see Note 8 of Notes to Consolidated Financial Statements), 300,000 shares or units of restricted stock were terminated and of no further force and effect.

Share-based compensation expense for restricted stock issued to Directors was $0.1 million in each of 2011, 2010 and 2009.

In August 2010, the Company granted 175,000 restricted stock units under the 2010 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The restricted stock unit award was a non-performance award which vests in ten equal annual installments of 17,500 units beginning May 15, 2011 and each May 15, thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was approximately $0.6 million for the year ended December 31, 2011.

In October 2011 and November 2011, the Company granted 100,000 restricted stock units under the 2010 Plan to two key employees, one of whom is a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The restricted stock unit award was a non-performance award which vests in ten equal annual installments of 10,000 units beginning October 3, 2012 and November 14, 2012, respectively, and each October 3 and November 14, respectively, thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to these restricted stock awards was approximately $0.1 million for the year ended December 31, 2011.

10.	INCOME TAXES

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in thousands):

	Year Ended December 31,
	2011		2010		2009
Income tax at Federal statutory rate	$27,539	35.00%	$23,112	35.00%	$25,580	35.00%
State and local income taxes and changes in valuation allowances, net of federal tax benefit	1,680	2.14	1,381	2.09	2,402	3.29
Foreign taxes at rates different from the U.S. rate	(893)	(1.13)	(1,407)	(2.13)	(991)	(1.36)
Changes in valuation allowances	(3,666)	(4.66)	(87)	(.13)	965	1.32
Decrease in tax reserves			-		(1,195)	(1.64)
Non-deductible items	75	.10	680	1.03
Adjustment for prior year taxes			(30)	(.05)	107	.15
Other items, net	(460)	(.58)	(167)	(.25)	32	.04

Income tax at Federal statutory rate	$24,275	30.85%	$23,482	35.56%	$26,900	36.81%

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$43,162	$43,386	$54,468
Foreign	35,521	22,647	18,617
Total	$78,683	$66,033	$73,085

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$13,472	$9,535	$11,987
State	2,158	2,269	3,005
Foreign	8,436	7,106	6,204
Total current	24,066	18,910	21,196

Deferred:
Federal	456	4,712	4,271
State	426	(193)	844
Foreign	(673)	53	589
Total deferred	209	4,572	5,704
TOTAL	$24,275	$23,482	$26,900

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

The deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2011	2010
Assets:
Current:
Accrued expenses and other liabilities	$13,575	$12,720
Inventory	2,555	1,902
Valuation allowances	(1,471)	(1,605)
Total current assets	$14,659	$13,017

Non-current:
Net operating loss and credit carryforwards	$23,405	$22,842
Depreciation	3,644	4,728
Other	7,576	8,594
Valuation allowances	(28,443)	(27,671)
Total non-current assets	$6,182	$8,493

Liabilities :
Current :
Deductible assets	$808	$1,350
Other	4,311	4,534
Total current liabilities	$5,119	$5,884

Non-current:
Amortization	$8,040	$6,107
Other	427	73
Total non-current liabilities	$8,467	$6,180

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $73.8 million as of December 31, 2011, since these earnings are considered indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire through 2025. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

As of December 31, 2011, the Company has recorded valuation allowances of approximately $29.9 million including valuations against the tax effected net operating loss carryforwards in foreign and state jurisdictions of $20.0 million and $2.3 million, respectively, deductible temporary differences incurred in foreign jurisdictions of $6.4 million, the majority of which relates to the WStore acquisition, and $1.2 million for state and other deductible temporary differences.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments. The Company’s federal income tax returns have been audited through 2006. The Company has not signed any consents to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2006. The Company considers its significant tax jurisdictions in foreign locations to be the United Kingdom, Canada, France, Italy and Germany. The Company remains subject to examination in the United Kingdom for years after 2009, in Canada for years after 2007, in France for years after 2008, in Italy for years after 2006, in Netherlands for years after 2006 and in Germany for years after 2007.

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2011 or 2010. As of December 31, 2011 the Company had no uncertain tax positions.

11.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through July 2030. The Company currently leases its headquarters office/warehouse facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers. The Company believes that these payments were no higher than would be paid to an unrelated lessor for comparable space. The Company also acquires certain computer, communications equipment, and machinery and equipment pursuant to capital lease obligations.

At December 31, 2011, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in thousands):

	Capital Leases	Operating Leases	Total

2012	$3,147	$27,395	$30,542
2013	3,007	24,976	27,983
2014	2,609	21,821	24,430
2015	2,286	20,996	23,282
2016	590	20,250	20,840
2017-2021	157	65,154	65,311
2022-2026		16,194	16,194
Thereafter		7,694	7,694
Total minimum lease payments	11,796	204,480	216,276
Less: sublease rental income		55	55
Lease obligation net of subleases	11,796	$204,425	$216,221
Less amount representing interest	2,111
Present value of minimum capital lease payments (including current portion of $2,552)	$9,685

Annual rent expense aggregated approximately $30.8 million, $31.1 million and $27.1 million in 2011, 2010 and 2009, respectively. Included in rent expense was $0.9 million, $0.9 million and $0.9 million in 2011, 2010 and 2009, respectively, to related parties. Rent expense is net of sublease income of $0.2 million, $0.2 million and $0.1 million for 2011, 2010 and 2009, respectively.

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

12.	SEGMENT AND RELATED INFORMATION

The Company operates and is internally managed in two operating segments, Technology Products and Industrial Products. The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company evaluates segment performance based on income from operations before net interest, foreign exchange gains and losses, special (gains) charges and income taxes. Corporate costs not identified with the disclosed segments are grouped as “Corporate and other.” The chief operating decision-maker reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company described in Note 1.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net Sales:
Technology Products	$3,358,754	$3,337,635	$2,966,657
Industrial Products	319,919	250,036	196,129
Corporate and other	3,366	2,318	3,209
Consolidated	$3,682,039	$3,589,989	$3,165,995

Depreciation and Amortization Expense:
Technology Products	$15,039	$12,117	$10,112
Industrial Products	1,261	1,556	1,476
Corporate and other	1,157	807	765
Consolidated	$17,457	$14,480	$12,353

Operating Income (Loss):
Technology Products	$67,954	$65,006	$88,617
Industrial Products	34,596	23,814	15,415
Corporate and other	(22,023)	(20,075)	(30,403)
Consolidated	$80,527	$68,745	$73,629

Total Assets
Technology Products	$541,123	$573,977	$524,540
Industrial Products	163,766	136,909	103,370
Corporate and other	184,773	183,214	188,991
Consolidated	$889,662	$894,100	$816,901

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net Sales:
United States	$2,354,677	$2,329,530	$2,129,643
United Kingdom	442,518	418,865	358,742
Other Europe	657,307	628,110	489,778
Other North America	227,537	213,484	187,832
Consolidated	$3,682,039	$3,589,989	$3,165,995
Long-lived Assets:
United States	$50,624	$51,532	$37,981
United Kingdom	15,433	15,953	17,223
Other Europe and Asia	2,524	3,417	8,515
Other North America	2,118	2,863	1,879
Consolidated	$70,699	$73,765	$65,598

Net sales are attributed to countries based on location of selling subsidiary.

Financial information relating to the Company’s entity-wide product category sales was as follows (in thousands):

	Year Ended December 31,
	2011	%	2010	%	2009	%
Product Category:
Computers	$1,048.9	29%	$879.2	25%	$721.2	23%
Computer accessories & software	1,025.0	28%	982.8	27%	846.9	27%
Consumer electronics	746.5	20%	856.3	24%	791.8	25%
Computer components	453.8	12%	551.0	15%	550.4	17%
Industrial products	319.9	9%	250.0	7%	196.1	6%
Other	87.9	2%	70.7	2%	59.6	2%
Consolidated	$3,682.0	100.0%	$3,590.0	100%	$3,166.0	100.0%

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data is as follows (in thousands, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Net sales	$929,867	$872,222	$901,180	$978,770
Gross profit	$130,498	$128,943	$131,338	$139,897
Net income	$13,566	$15,559	$10,629	$14,654
Net income per common share:
Basic	$.37	$.42	$.29	$.40
Diluted	$.36	$.42	$.29	$.40

2010:
Net sales	$915,237	$805,875	$862,705	$1,006,172
Gross profit	$124,601	$113,401	$115,255	$136,347
Net income	$11,751	$9,450	$8,622	$12,728
Net income per common share:
Basic	$.32	$.26	$.23	$.34
Diluted	$.31	$.25	$.23	$.34

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other		Balance at End of Period
Allowance for sales returns and doubtful accounts
2011	$17,881	$3,202	$(6,437)	$-		$14,646
2010	$22,532	$3,268	$(6,816)	$(1,103)	(1)	$17,881
2009	$17,523	$4,698	$(4,493)	$4,804	(2)	$22,532

Allowance for deferred tax assets
2011
Current	$1,605	$73	$(64)	$(143)		$1,471
Noncurrent	$27,671	$588	$(54)	$238		$28,443
2010
Current	$1,507	$81	$(16)	$33		$1,605
Noncurrent	$28,326	$27	$(65)	$(617)		$27,671
2009
Current (3)	$-	$-	$-	$1,507		$1,507
Noncurrent (3) (4)	$8,377	$-	$(2,125)	$22,074		$28,326

(1)(2)	WStore opening balance sheet adjustment.
(3)	Included in other is allowances recorded for deferred tax assets and net operating losses acquired in the WStore Europe SA acquisition.
(4)	Charges to expense are net of reductions resulting from changes in deferred tax assets due to changes in tax laws.