Form 10-Q
period 2012-03-31
SYSTEMAX INC
filed 2012-05-08
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2012 was 36,470,889.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS:
Current assets:
Cash	$110,987	$97,254
Accounts receivable, net	281,536	268,980
Inventories	387,222	372,244
Prepaid expenses and other current assets	20,711	18,198
Deferred income taxes	20,526	20,480
Total current assets	820,982	777,156

Property, plant and equipment, net	69,259	70,699
Deferred income taxes	14,069	13,948
Goodwill and intangibles	47,460	47,838
Other assets	4,989	4,909
Total assets	$956,759	$914,550

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$365,797	$336,550
Accrued expenses and other current liabilities	72,574	72,410
Deferred income tax liabilities	10,960	10,940
Current portion of long-term debt	2,588	2,552
Total current liabilities	451,919	422,452

Long-term debt	6,561	7,133
Deferred income tax liabilities	16,256	16,233
Other liabilities	15,285	14,440
Total liabilities	490,021	460,258

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock	-	-
Common stock	389	389
Additional paid-in capital	180,966	180,538
Treasury stock	(29,634)	(30,520)
Retained earnings	315,017	307,934
Accumulated other comprehensive loss	-	(4,049)
Total shareholders’ equity	466,738	454,292

Total liabilities and shareholders’ equity	$956,759	$914,550

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$913,578	$929,867
Cost of sales	782,924	799,369
Gross profit	130,654	130,498
Selling, general & administrative expenses	118,225	111,369
Special charges	1,865	504
Operating income	10,564	18,625
Foreign currency exchange gain	(215)	(1,383)
Interest and other income, net	(182)	(126)
Interest expense	449	530
Income before income taxes	10,512	19,604
Provision for income taxes	3,429	6,038
Net income	$7,083	$13,566

Net income per common share:
Basic	$.19	$.37
Diluted	$.19	$.36

Weighted average common and common equivalent shares:
Basic	36,836	37,157
Diluted	37,051	37,708

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$7,083	$13,566
Other comprehensive income:
Foreign currency translation gain	4,049	4,955
Net income	$11,132	$18,521

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,083	$13,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,453	4,245
(Benefit) provision for deferred income taxes	(309)	105
Provision for returns and doubtful accounts	784	627
Compensation expense related to equity compensation plans	907	533
Excess tax benefit from exercises of stock options	(420)	(173)
Loss on dispositions and abandonment	28	27
Changes in operating assets and liabilities:
Accounts receivable	(7,928)	2,094
Inventories	(12,892)	(522)
Prepaid expenses and other current assets	(2,435)	3,725
Accounts payable, accrued expenses and other current liabilities	25,505	(14,498)
Net cash provided by operating activities	14,776	9,729

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,970)	(3,715)
Proceeds from disposals of property, plant and equipment	18	10
Net cash used in investing activities	(1,952)	(3,705)

Cash flows from financing activities:
Borrowings on credit facility and short term debt	-	25,466
Repayments of borrowings on credit facility and short term debt	-	(10,861)
Repayments of capital lease obligations	(631)	(654)
Proceeds from issuance of common stock	217	175
Excess tax benefit from exercises of stock options	420	173
Net cash provided by financing activities	6	14,299

Effects of exchange rates on cash	903	(116)

Net increase in cash	13,733	20,207
Cash – beginning of period	97,254	92,077
Cash – end of period	$110,987	$112,284
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$95	$4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Loss

Balances, January 1, 2012	36,399	$389	$180,538	$(30,520)	$307,934	$(4,049)

Stock-based compensation expense			907
Exercise of stock options	72		(669)	886
Surrender of fully vested options			(228)
Income tax benefit on stock-based compensation			418
Change in cumulative translation adjustment						4,049
Net income					7,083

Balances, March 31, 2012	36,471	$389	$180,966	$(29,634)	$315,017	$-

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 and the results of operations for the three month periods ended March 31, 2012 and 2011, statements of comprehensive income for the three month periods ended March 31, 2012 and 2011, cash flows for the three month periods ended March 31, 2012 and 2011 and changes in shareholders’ equity for the three month period ended March 31, 2012.  The December 31, 2011 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2011 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results for the three month periods ended March 31, 2012 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on March 31, 2012.  The first quarters of both 2012 and 2011 included 13 weeks.

2.	Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options.   The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.2 million and 0.5 million shares for the three months ended March 31, 2012 and 2011, respectively.  The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.1 million and 0.2 million shares for the three months ended March 31, 2012 and 2011, respectively.  The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.7 million and 0.7 million shares for the three months ended March 31, 2012 and 2011, respectively, due to their antidilutive effect.

3.	Credit Facilities and Long Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a five year term and expires in October 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability.  As of March 31, 2012, eligible collateral under the agreement was $119.5 million, total availability was $110.4 million, total outstanding letters of credit were $9.1 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of March 31, 2012.

The Company’s Inmac-WStore subsidiary maintains a secured revolving credit agreement with a financial institution in France which is secured by Inmac-WStore accounts receivable balances.  Available amounts for borrowing under this facility include all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.  As of March 31, 2012, there was availability under this credit facility of approximately €19.2 million ($25.6 million) and there were no outstanding borrowings.  Under this agreement the Company is subject to certain non-financial covenants with which it was in compliance at March 31, 2012.  This credit facility will be terminated on June 9, 2012.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.   The proceeds from Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of March 31, 2012 there was approximately $7.2 million outstanding against this lease facility.

4.	Special charges

In the first quarter of 2012, the Company’s Industrial Products segment incurred approximately $0.3 million of facility exit costs for severance and personnel costs and other exit costs related to the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger distribution and call center.   These costs were recorded in cost of sales within the Industrial Products segment.  The Company anticipates incurring minimal additional costs related to this facility closing and relocation.

The following table details the associated liabilities related to this plan (in thousands):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2012	$-	$-	$-
Charged to expense	254	17	271
Paid or otherwise settled	-	-	-
Balance March 31, 2012	$254	$17	$271

In the first quarter of 2012, the Company’s North America Technology Products segment incurred $1.1 million of costs associated with senior staffing changes for which no future services will be rendered and also incurred $0.5 million of additional legal and professional fees related to the ongoing follow up of the previously disclosed completed investigation and settlement with a former officer and director and in pursuing related matters.

5.	Segment Information

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

The Company’s chief operating decision-maker is the Company’s Chief Executive Officer.  The Company evaluates segment performance based on operating income, before net interest, foreign exchange gains and losses, special charges, internal management fees and income taxes.  Corporate costs not identified with the disclosed segments are grouped as “Corporate and other expenses”.

The chief operating decision-maker reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only.  The accounting policies of the segments are the same as those of the Company.

The Company’s Industrial Products and Technology Products segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  Technology products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial Products segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle than the Technology Products segment.

Financial information relating to the Company’s operations by reportable segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net sales:
Technology Products	$821,889	$858,263
Industrial Products	90,378	70,835
Corporate and other	1,311	769
Consolidated	$913,578	$929,867

Operating income (loss):
Technology Products	$8,799	$17,740
Industrial Products	8,248	6,857
Corporate and other expenses	(6,483)	(5,972)
Consolidated	$10,564	$18,625

Financial information relating to the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net sales:
United States	$562,182	$584,081
United Kingdom	132,416	117,999
Other Europe	166,097	167,545
Other North America	52,883	60,242
Consolidated	$913,578	$929,867

 Revenues are attributed to countries based on the location of the selling subsidiary.

Financial information relating to the Company’s entity-wide product category sales was as follows (in millions):

	Three Months Ended
	March 31,
	2012	%	2011	%
Product Category:
Computers	$262.2	29%	$218.7	24%
Computer accessories & software	259.6	28%	270.6	29%
Consumer electronics	167.0	18%	205.6	22%
Computer components	108.5	12%	142.5	15%
Industrial products	90.4	10%	70.8	8%
Other	25.9	3%	21.7	2%
Consolidated	$913.6	100.0%	$929.9	100.0%

6.	Legal Proceedings

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  For the three months ended March 31, 2012, Technology products accounted for 90% of our net sales.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis. Industrial products accounted for 10% of our net sales for the three months ended March 31, 2012.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Our Industrial Products and Technology Products segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  Technology products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial Products segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle for its business customers than the Technology Products segment. Additionally, the Industrial Products segment’s vendors generally do not provide funding to offset its marketing expenses.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2011 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2011 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and reorganization and other costs.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in the application of critical accounting policies or estimates during 2012.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

In June 2011, the FASB issued amended guidance related to comprehensive income.  The amended guidance requires the presentation of items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or in two separate but consecutive statements.  Presentation of other comprehensive income as part of the statement of stockholders’ equity is no longer allowed under the amended guidance.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this guidance in January 2012.

Results of Operations

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Key Performance Indicators (in millions):

	Three Months Ended
	March 31, 2012%
	2012	2011	Change
Net sales by segment:
Technology Products	$821.9	$858.3	(4.2)%
Industrial Products	90.4	70.8	27.7%
Corporate and other	1.3	.8	62.5%
Consolidated net sales	$913.6	$929.9	(1.8)%
Net sales by geography:
North America	$615.1	$644.3	(4.5)%
Europe	298.5	285.6	4.5%
Consolidated net sales	$913.6	$929.9	(1.8)%
Net sales by channel:
Business to business	$512.7	$480.5	6.7%
Consumer	400.9	449.4	(10.8)%
Consolidated net sales	$913.6	$929.9	(1.8)%
Consolidated gross margin	14.3%	14.0%	0.3%
Consolidated SG&A costs*	$120.1	$111.9	7.3%
Consolidated SG&A costs* as a % of net sales	13.1%	12.0%	1.1%
Operating income (loss) by segment:*
Technology Products	$8.8	$17.7	(50.3)%
Industrial Products	8.3	6.9	20.3%
Corporate and other	(6.5)	(6.0)	8.3%
Consolidated operating income	$10.6	$18.6	(43.0)%
Operating margin by segment:*
Technology Products	1.1%	2.1%	(1.0)%
Industrial Products	9.2%	9.7%	(0.5)%
Consolidated operating margin	1.2%	2.0%	(0.8)%
Effective income tax rate	32.6%	30.8%	1.8%
Net income	$7.1	$13.6	(47.8)%
Net margin	0.8%	1.5%	(0.7)%

*includes special charges. See Note 4 of Notes to Condensed Consolidated Financial Statements.

NET SALES

SEGMENTS

The Technology Products net sales decrease is primarily attributable to weakness in the consumer channels, principally due to television shopping sales, as well as decreased internet and retail sales in North America.  These declines were partially offset by growth in the business to business channels.  Strong computer sales were offset by weak sales of computer accessories and software, consumer electronics, and computer components in North America.  On a constant currency basis, Technology Products net sales would have decreased 3.2%.

The Industrial Products net sales increase is attributable to the addition of products offered and newer product categories on the Company’s website and the addition of sales personnel.

GEOGRAPHIES

The North American sales decrease was primarily the result of the challenging consumer business within the Technology Products segment, only partially offset by strong sales within the business to business operations.   On a constant currency basis, North American sales would have decreased 4.4%.  Movement in foreign exchange rates negatively impacted sales by approximately $0.9 million.

European sales benefited from an increase in business to business activity driven by public sector sales but were negatively impacted by movement in foreign exchange rates of approximately $7.7 million.  On a constant currency basis, European sales would have increased 7.2%.

CHANNELS

The increase in consolidated business to business channel sales was driven by the Industrial Products segment’s additional product offered, newer product categories and the addition of sales personnel.  On a constant currency basis, worldwide business to business channel sales grew 8.2%.

The decline in consolidated consumer-channel sales resulted from softness in television shopping, internet and retail stores, primarily in North America.   On a constant currency basis, worldwide consumer channel sales decreased 10.4%.

GROSS MARGIN

The increase in consolidated gross margin was due to changes in the segment and channel mix, with Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage of gross profit dollars in 2012. Modest improvements in our freight margin in Technology Products contributed to the improved margin from our ongoing freight and logistics initiatives.  Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company’s vendors, competition, pricing strategy, co-operative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses was primarily the result of increases in sales and other personnel headcount, reduced vendor co-operative advertising funding and increased facility and other operating costs.  Significant expense increases include approximately $2.3 million of increased internet advertising costs, $1.2 million of increased salary and related expenses, $0.9 million of reduced vendor co-operative advertising funding offset by reduced catalog and other advertising expenses, and $0.5 million of increased rent and related expenses.

SPECIAL CHARGES

The Company recorded legal and professional fees of approximately $0.5 million related to a previously disclosed completed investigation and settlement with a former officer and director and $1.1 million for senior staffing changes within the North America Technology Products segment.  The Company also recorded $0.3 million of reorganization costs in the first quarter of 2012 related to facility exit costs (See Note 4 of Notes to Condensed Consolidated Financial Statements).  In the first quarter of 2011 the Company recorded $0.5 million in charges related to the previously mentioned investigation.

OPERATING MARGIN

The decline in Technology Products operating margin was primarily due to the challenging consumer business, offset by continued strength in the business to business operations, decline in vendor co-operative funding within the North America technology business, and lower sales and associated gross profit to cover fixed selling, general and administrative expenses.

The decrease in Industrial Products operating margin was due to incremental gross profits being invested in advertising expenses, and sales and other personnel costs as it continues to expand into newer product categories.

The increase in Corporate and other expenses primarily resulted from increased personnel costs in our overhead departments and increased tax and accounting fees offset by savings in other expenses.

Consolidated operating margin was impacted by special charges of $1.9 million recorded during 2012.

INTEREST EXPENSE

The interest expense decrease is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.  Interest expense for 2011 is primarily attributable to interest on the Recovery Zone bond facility used to finance the second Technology Products distribution center.

INCOME TAXES

The increase in the effective tax rate is the result of higher projected taxable income in jurisdictions with higher tax rates in 2012 as compared to 2011.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger distribution and call center for our Industrial Products segment,  new retail stores, funding capital expenditures, including those related to our retail stores and information technology systems, repaying outstanding debt, funding special dividends declared by our Board of Directors and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions or to significantly increase the pace at which we open retail stores, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in thousands):
	March 31, 2012	December 31, 2011	$ Change
Cash	$110,987	$97,254	$13,733
Accounts receivable, net	$281,536	$268,980	$12,556
Inventories	$387,222	$372,244	$14,978
Prepaid expenses and other current assets	$20,711	$18,198	$2,513
Accounts payable	$365,797	$336,550	$29,247
Accrued expenses and other current liabilities	$72,574	$72,410	$164
Current portion of long term debt	$2,588	$2,552	$36
Working capital	$369,063	$354,704	$14,359

Our working capital increased primarily as the result of increased cash, accounts receivable and inventory balances, partially offset by increased accounts payable balances.

The increase in cash provided by operations during 2012 resulted from changes in our working capital accounts, which provided $2.3 million in cash compared to $9.2 million used in 2011, primarily the result of higher balances in accounts payable, accrued expenses and other current liabilities, partially offset by higher balances in accounts receivable and inventories as compared to the prior year.  Cash generated from net income adjusted by other non-cash items provided $12.5 million during 2012 compared to $18.9 million provided by these items during 2011, primarily as a result of higher net income in 2011.  Our inventory turnover was 8.6 times on an annual basis compared to 8.0 times for the same period in 2011.  Future inventory and accounts receivable balances will continue to fluctuate with the number of retail stores, changes in sales volume and the mix of our net sales between business and consumer customers.

Cash used in investing activities during 2012 totaled $2.0 million and were for plastic molds, expenditures in a new retail store in Puerto Rico, upgrades and enhancements to our information and communications systems hardware and software, and expenditures related to the new distribution and call center.  Net cash used in investing activities in 2011 totaled $3.7 million and were for upgrades and enhancements to our information and communications systems hardware and software, expenditures in retail stores in North America and expenditures in our second distribution facility which opened in the third quarter of 2010.

Net cash provided by financing activities during 2012 was de minimus.  We repaid approximately $0.6 million of capital lease obligations and net proceeds and excess tax benefits from stock option exercises provided $0.6 million.   In 2011, we borrowed $25.5 million and repaid approximately $10.9 million from revolving credit and short term debt facilities.  In addition, we repaid $0.7 million in capital lease obligations.  Proceeds and excess tax benefits from stock option exercises provided approximately $0.3 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term and expires in October 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability. As of March 31, 2012, eligible collateral under this agreement was $119.5 million, total availability was $110.4 million, total outstanding letters of credit were $9.1 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of March 31, 2012.

The Company’s WStore subsidiary maintains a revolving credit agreement with a financial institution in France which is secured by WStore accounts receivable balances.  Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.  As of March 31, 2012, there was availability under this credit facility of approximately €19.2 million ($25.6 million) and there were no outstanding borrowings.  Under this agreement the Company is subject to certain non-financial covenants which it was in compliance with at March 31, 2012.  This credit facility will be terminated on June 9, 2012.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.   The proceeds from Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of March 31, 2012 there was approximately $7.2 million outstanding against this lease facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2012 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

Our earnings and cash flows are seasonal in nature, with the fourth quarter of the fiscal year generating somewhat higher earnings and cash flows than the other quarters.  Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales. Unusual expense items, such as special charges may impact earnings and are separately disclosed.  We expect that past performance may not be indicative of future performance due to the competitive nature of our Technology Products segment where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have minimal debt.

We anticipate cash needs to support our growth and expansion plans, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure and the opening of new retail stores.  We anticipate cash needs to fund working capital requirements in our business, including the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger distribution and call center for our Industrial Products segment, repaying outstanding debt, and funding special dividends declared by our Board of Directors and funding acquisitions.  These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash and revolving credit resources.  We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent.  As of March 31, 2012, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

In April 2012, the Company entered into a lease for a distribution and call center for the Industrial Products segment. The facility, located in Robbinsville, New Jersey, is approximately 500,000 square feet and is leased through August 2032. The following table details the contractual obligations related to this lease (in thousands):

	Payments due by period
	2012	2013	2014	2015	2016	After 2016
Distribution and call center operating lease:	$-	$1,219	$1,659	$1,701	$1,743	$33,762

There were no other material changes to the Company’s contractual obligations from December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Pounds Sterling, Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2012 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of March 31, 2012, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

.

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

Item 6. Exhibits

10.1	Lease Agreement, dated April 16, 2010, between Jefferson Project I LLC as Landlord and SYX Distribution Inc. as Tenant (Jefferson, GA facility) (filed herewith)

10.2
First Amendment, dated August 24, 2010, to the Lease Agreement, dated April 2010, between Jefferson Project I LLC as Landlord and SYX Distribution Inc. as Tenant (Jefferson, GA facility) (filed herewith)

10.3	Lease Agreement, dated February 27, 2012 between PR I Washington Township NJ, LLC as Landlord and Global Equipment Company Inc. as Tenant (Robbinsville, NJ facility) (filed herewith)

10.4	Employment Agreement, dated April 12, 2012, between Systemax Inc. and Eric Lerner* (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 *Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 8, 2012	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer