Form 10-Q
period 2012-06-30
SYSTEMAX INC
filed 2012-08-07
CIK 945114

©

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2012 was 36,530,972.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS:
Current assets:
Cash	$145,781	$97,254
Accounts receivable, net	277,532	268,980
Inventories	354,649	372,244
Prepaid expenses and other current assets	23,215	18,198
Deferred income taxes	20,425	20,480
Total current assets	821,602	777,156

Property, plant and equipment, net	70,586	70,699
Deferred income taxes	14,030	13,948
Goodwill and intangibles	47,082	47,838
Other assets	4,865	4,909
Total assets	$958,165	$914,550

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$371,590	$336,550
Accrued expenses and other current liabilities	71,448	72,410
Deferred income tax liabilities	10,924	10,940
Current portion of long-term debt	2,789	2,552
Total current liabilities	456,751	422,452

Long-term debt	6,740	7,133
Deferred income tax liabilities	16,209	16,233
Other liabilities	16,652	14,440
Total liabilities	496,352	460,258

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock	-	-
Common stock	389	389
Additional paid-in capital	181,430	180,538
Treasury stock	(28,878)	(30,520)
Retained earnings	312,781	307,934
Accumulated other comprehensive loss	(3,909)	(4,049)
Total shareholders’ equity	461,813	454,292

Total liabilities and shareholders’ equity	$958,165	$914,550

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$849,540	$872,196	$1,763,092	$1,802,022
Cost of sales	731,504	743,279	1,514,428	1,542,648
Gross profit	118,036	128,917	248,664	259,374
Selling, general & administrative expenses	117,782	114,158	235,737	225,484
Special charges (gains), net	2,233	(7,150)	4,098	(6,646)
Operating income (loss) from continuing operations	(1,979)	21,909	8,829	40,536
Foreign currency exchange loss (gain)	1,254	(354)	1,039	(1,737)
Interest and other income, net	(111)	(631)	(293)	(757)
Interest expense	452	507	901	1,033
Income (loss) from continuing operations before income taxes	(3,574)	22,387	7,182	41,997
Provision for (benefit from) income taxes	(1,347)	6,744	2,082	12,782
Income (loss) from continuing operations	(2,227)	15,643	5,100	29,215
Loss from discontinued operations	(9)	(84)	(253)	(90)
Net income (loss)	$(2,236)	$15,559	$4,847	$29,125

Income (loss) from continuing operations per common share:
Basic	$(.06)	$.42	$.14	$.79
Diluted	$(.06)	$.42	$.14	$.78
Net income (loss) per common share:
Basic	$(.06)	$.42	$.13	$.79
Diluted	$(.06)	$.42	$.13	$.78

Weighted average shares outstanding:
Basic	36,931	36,833	36,875	36,996
Diluted	36,931	37,101	37,032	37,405

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(2,236)	$15,559	$4,847	$29,125
Other comprehensive income (loss):
Foreign currency translation	(3,909)	247	140	5,202
Total comprehensive income (loss)	$(6,145)	$15,806	$4,987	$34,327

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30
	2012	2011
Cash flows from operating activities:
Income from continuing operations	$5,100	$29,215
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9,043	8,638
Benefit from deferred income taxes	(548)	(209)
Provision for returns and doubtful accounts	2,060	1,640
Compensation expense related to equity compensation plans	2,150	1,053
Return of common stock	-	(7,890)
Excess tax benefit from exercises of stock options	(543)	(187)
Loss on dispositions and abandonment	15	71
Changes in operating assets and liabilities:
Accounts receivable	(12,536)	19,982
Inventories	17,234	15,324
Prepaid expenses and other current assets	(5,167)	1,436
Accounts payable, accrued expenses and other current liabilities	39,310	(56,883)
Net cash provided by operating activities from continuing operations	56,118	12,190
Net cash used in operating activities from discontinued operations	(336)	(39)
Net cash provided by operating activities	55,782	12,151

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,929)	(6,664)
Proceeds from disposals of property, plant and equipment	84	11
Net cash used in investing activities	(6,845)	(6,653)

Cash flows from financing activities:
Borrowings on credit facility and short term debt	-	13,516
Repayments of borrowings on credit facility and short term debt	-	(10,861)
Repayments of capital lease obligations	(1,330)	(1,208)
Proceeds from issuance of common stock	320	188
Proceeds from recovery zone bond	-	624
Excess tax benefit from exercises of stock options	543	187
Net cash (used in) provided by financing activities from continuing operations	(467)	2,446
Net cash used in financing activities from discontinued operations	-	(129)
Net cash (used in) provided by financing activities	(467)	2,317

Effects of exchange rates on cash	57	(100)

Net increase in cash	48,527	7,715
Cash – beginning of period	97,254	92,077
Cash – end of period	$145,781	$99,792
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$1,174	$628

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Income (Loss)

Balances, January 1, 2012	36,399	$389	$180,538	$(30,520)	$307,934	$(4,049)

Stock-based compensation expense			2,030
Issuance of restricted stock	27		(209)	335
Exercise of stock options	105		(987)	1,307
Surrender of fully vested options			(483)
Income tax benefit on stock-based compensation			541
Change in cumulative translation adjustment						140
Net income					4,847

Balances, June 30, 2012	36,531	$389	$181,430	$(28,878)	$312,781	$(3,909)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

We announced plans to exit the Software Solutions segment during the second quarter of 2009. As a result of the third party business activities of Software Solutions ending during the second quarter of 2012, all current and prior period results for this segment are now included in discontinued operations. Summarized financial tables showing the results of discontinued and continuing operations and balance sheet amounts reflecting assets and liabilities of discontinued operations are not shown due to their immateriality. The Company expects to incur minimal additional costs related to discontinued operations in future periods.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2012 and the results of operations for the three and six month periods ended June 30, 2012 and 2011, statements of comprehensive income for the three and six month periods ended June 30, 2012 and 2011, cash flows for the six month periods ended June 30, 2012 and 2011 and changes in shareholders’ equity for the six month period ended June 30, 2012. The December 31, 2011 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2011 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on June 30, 2012.  The second quarters of both 2012 and 2011 included 13 weeks and the first six months of both 2012 and 2011 included 26 weeks.

2.	Net Income (Loss) per Common Share

Net income (loss) per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income (loss) per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.09 million and 0.3 million shares for the three months ended June 30, 2012 and 2011, respectively, and 0.2 million and 0.4 million shares for the six months ended June 30, 2012 and 2011, respectively. The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0 and 0.1 million shares for the three months ended June 30, 2012 and 2011, respectively, and 0.1 million shares and 0.2 million shares for the six months ended June 30, 2012 and 2011, respectively. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 1.2 million and 0.6 million shares for the three months ended June 30, 2012 and 2011, respectively, and 0.9 million and 0.7 million shares for the six months ended June 30, 2012 and 2011, respectively, due to their antidilutive effect.

3.	Credit Facilities and Long-Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires on October 27, 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability. As of June 30, 2012, eligible collateral under the agreement was $119.6 million, total availability was $113.6 million, total outstanding letters of credit were $6.0 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of June 30, 2012.

The Company’s Inmac-WStore subsidiary maintained a secured revolving credit agreement with a financial institution in France which was secured by Inmac-WStore accounts receivable balances. Available amounts for borrowing under this facility included all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. This credit facility was terminated by the Company on June 9, 2012.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bond proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As of June 30, 2012 there was $6.8 million outstanding against this facility.

4.	Special charges

The Company’s Industrial Products segment incurred severance, personnel and other exit costs related to the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger distribution and call center.  These costs, for the three and six months period ended June 30, 2012, were approximately $1.9 million and $2.2 million, respectively.  These costs were recorded as special charges within the Industrial Products segment.  The Company anticipates incurring minimal additional costs related to this facility closing and relocation.

The following table details the associated liabilities incurred related to this plan (in thousands):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2012	$-	$-	$-
Charged to expense	281	1,910	2,191
Paid or otherwise settled	(85)	(72)	(157)
Balance June 30, 2012	$196	$1,838	$2,034

The Company’s North America Technology Products segment incurred costs associated with senior staffing changes for which no future services will be rendered and also incurred additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director and in pursuing related matters.  These combined costs, for the three and six months period ended June 30, 2012, were approximately $0.3 million and $1.9 million, respectively and are included in special charges.

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

Financial information relating to the Company’s operations, excluding discontinued operations, by reportable segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales:
Technology Products	$745,586	$792,745	$1,567,475	$1,651,008
Industrial Products	102,852	78,765	193,230	149,600
Corporate and Other	1,102	686	2,387	1,414
Consolidated	$849,540	$872,196	$1,763,092	$1,802,022

Operating income (loss) from continuing operations:
Technology Products	$(3,367)	$18,942	$5,432	$36,682
Industrial Products	6,697	8,960	14,945	15,817
Corporate and Other	(5,309)	(5,993)	(11,548)	(11,963)
Consolidated	$(1,979)	$21,909	$8,829	$40,536

Financial information relating to the Company’s operations, excluding discontinued operations, by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales:
United States	$524,897	$552,531	$1,087,053	$1,136,571
United Kingdom	115,860	102,300	248,276	220,299
Other Europe	158,594	163,879	324,691	331,424
Other North America	50,189	53,486	103,072	113,728
Consolidated	$849,540	$872,196	$1,763,092	$1,802,022

Revenues are attributed to countries based on the location of the selling subsidiary.

Financial information relating to the Company’s entity-wide product category sales, excluding discontinued operations, was as follows (in millions):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2012	%	2011	%	2012	%	2011	%
Product Category:
Computers	$238.3	28%	$243.0	28%	$500.4	28%	$461.7	26%
Computer accessories & software	237.6	28%	251.0	29%	497.2	28%	521.6	29%
Consumer electronics	147.7	17%	170.8	20%	314.6	18%	376.4	21%
Industrial products	102.9	12%	78.8	9%	193.2	11%	149.6	8%
Computer components	99.5	12%	106.5	12%	208.1	12%	249.0	14%
Other	23.5	3%	22.1	2%	49.6	3%	43.7	2%
Consolidated	$849.5	100%	$872.2	100%	$1,763.1	100%	$1,802.0	100%

6.	Fair Value Measurements

The Company records its financial assets and liabilities at fair value based upon the fair value hierarchy. The fair value hierarchy is:

Level 1- utilization of quoted prices for identical instruments in active markets.
Level 2- utilization of quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3- inputs are unobservable and are typically based on assumptions, including situations where there is little, if any, market activity.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs.

Financial instruments consist primarily of investments in cash, trade accounts receivable debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At June 30, 2012 and 2011, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company’s debt is considered to representative of its fair value because of its variable interest rate.

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

7.	Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended. Results for the quarter were impacted by approximately $2.6 million related to the favorable resolution of contingent liabilities.

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America Puerto Rico and Europe. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis. For the six months ended June 30, 2012, Technology products accounted for 88% of our net sales.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis. Industrial products accounted for 12% of our net sales for the six months ended June 30, 2012.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

We announced plans to exit the Software Solutions segment during the second quarter of 2009. As a result of the third party business activities of Software Solutions ending during the second quarter of 2012, all current and prior period results for this segment are now included in discontinued operations.

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

Results of Operations

Three and Six Months Ended June 30, 2012 compared to the Three and Six Months Ended June 30, 2011

Key Performance Indicators* (in millions):
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Net sales by segment:
Technology Products	$745.6	$792.7	(5.9)%	$1,567.5	$1,651.0	(5.1)%
Industrial Products	102.9	78.8	30.6%	193.2	149.6	29.1%
Corporate and other	1.0	.7	42.9%	2.4	1.4	71.4%
Consolidated net sales	$849.5	$872.2	(2.6)%	$1,763.1	$1,802.0	(2.2)%
Net sales by channel:
Business to business	$519.6	$482.5	7.7%	$1,032.3	$962.9	7.2%
Consumer	329.9	389.7	(15.3)%	730.8	839.1	(12.9)%
Consolidated net sales	$849.5	$872.2	(2.6)%	$1,763.1	$1,802.0	(2.2)%
Consolidated gross margin	13.9%	14.8%	(0.9)%	14.1%	14.4%	(0.3)%
Consolidated SG&A costs**	$120.0	$107.0	12.1%	$239.8	$218.8	9.6%
Consolidated SG&A costs** as a % of net sales	14.1%	12.3%	1.8%	13.6%	12.1%	1.5%
Operating income (loss) from continuing operations by segment:**
Technology Products	$(3.4)	$18.9	(118.0)%	$5.4	$36.7	(85.3)%
Industrial Products	6.7	9.0	(25.6)%	14.9	15.8	(5.7)%
Corporate and other	(5.3)	(6.0)	11.7%	(11.5)	(12.0)	4.2%
Consolidated operating income (loss)	$(2.0)	$21.9	(109.1)%	$8.8	$40.5	(78.3)%
Operating margin from continuing operations by segment**
Technology Products	(0.5)%	2.4%	(2.9)%	0.3%	2.2%	(1.9)%
Industrial Products	6.5%	11.4%	(4.9)%	7.7%	10.6%	(2.9)%
Consolidated operating margin from continuing operations	(0.2)%	2.5%	(2.7)%	0.5%	2.2%	(1.7)%
Effective income tax rate	(37.7)%	30.1%	(67.8)%	29.0%	30.4%	(1.4)%
Net income (loss) from continuing operations	$(2.2)	$15.6	(114.1)%	$5.1	$29.2	(82.5)%
Net margin from continuing operations	(0.3)%	1.8%	(2.1)%	0.3%	1.6%	(1.3)%

*excludes discontinued operations
 **includes special charges (See Note 4 of Notes to Condensed Consolidated Financial Statements).

NET SALES

SEGMENTS

The Technology Products net sales decrease is attributable to continued weakness in the consumer channels:  internet, retail and   television shopping channel sales in North America.  These declines were partially offset by solid performance in the business to business channels.  On a constant currency basis, Technology Products net sales would have decreased 2.9% and 3.1%, respectively, for the three and six month periods ended June 30, 2012.

The Industrial Products net sales increase for the three and six month periods ended June 30, 2012 is attributable to the addition of products offered and new product categories on the company’s website and the addition of sales personnel.

CHANNELS

The increase in consolidated business to business channel sales was driven by the Industrial Products segment’s additional products offered, new product categories and the addition of sales personnel.  On a constant currency basis, worldwide business to business channel sales grew 11.9% for the second quarter and 10.0% for the six month period ended June 30, 2012.

The decline in consolidated consumer-channel sales resulted from softness in television shopping, internet and retail stores, primarily in North America.  On a constant currency basis, worldwide consumer channel sales decreased 14.4% for the second quarter of 2012 and 12.3% for the six month period ended June 30, 2012.

GROSS MARGIN

The decrease in consolidated gross margin resulted primarily from increasing price competition in our North America Technology operations,  freight incentives offered to maintain market share and geographic and category mix within our businesses.  Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company’s vendors, competition, pricing strategy, co-operative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses for the three and six month periods ended June 30, 2012 was the result of reduced vendor co-operative funding  partially offset by savings in catalog and other advertising costs, increased internet advertising, and increased facility and other operating costs.  Significant expense increases for the three months ended June 30, 2012 include approximately $1.7 million of reduced vendor co-operative funding offset by savings in catalog and store advertising costs, $1.6 million of increased internet advertising costs and $0.6 million of increased rent and related expenses. Significant expense increases for the six months ended June 30, 2012 include approximately $2.7 million of reduced vendor co-operative funding partially offset by savings in catalog and store advertising costs, $4.0 million of increased internet advertising costs and $1.0 million of increased rent and related expenses.

SPECIAL CHARGES (GAINS), NET

The Company’s Industrial Products segment recorded $1.9 million of reorganization costs in the second quarter of 2012 and approximately $2.2 million for the six months period ended June 30, 2012 related to facility exit costs (see Note 4 of Notes to Condensed Consolidated Financial Statements).  The Company recorded legal and professional fees related to a previously disclosed completed investigation and settlement with a former officer and director and costs associated with senior management staffing changes within the North America Technology Products segment of approximately $0.3 million and $1.9 million, respectively, for the three and six months period ended June 30, 2012.

The special gain of approximately $8.4 million for the three and six months period ended June 30, 2011 related to the settlement with a former officer and director.  This gain was offset partially by charges for related legal and professional fees of approximately $1.3 million and $1.8 million for the three and six months period ended June 30, 2011.

OPERATING MARGIN

The decline in Technology Products operating margin was primarily due to the challenging consumer business, partially offset by continued strength in the business to business operations, continued decline in vendor co-operative funding within the North America technology business, and lower sales and associated gross profit to cover fixed selling, general and administrative expenses.  Operating loss was impacted by approximately $2.6 million related to the favorable resolution of certain contingent liabilities.

 The decline in Industrial Products operating margin was due to incremental gross profits being invested in advertising expenses, reorganization costs incurred for the planned closing and relocation to a new distribution and call center, and sales and other personnel costs as the segment continues to expand into newer product categories.

The decrease in Corporate and other loss primarily resulted from increased operating revenues and savings in various overhead expenses.

The discontinued operations of Software Solutions was de minimus for the three month period ended June 30, 2012 and $0.3 million for the six month period ended June 30, 2012.

INTEREST EXPENSE

The interest expense decrease is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.  Interest expense for 2011 is attributable to interest on the Recovery Zone Bond facility used to finance the second Technology Products distribution center.

INCOME TAXES

The Company’s effective tax rate for the second quarter was a 37.7% benefit compared to a 30.1% expense in the second quarter of 2011. The significant change in the rate from benefit to expense is primarily due to the North America Technology’s segment loss which will recover prior year tax, as well as statutory rate reduction in non-U.S. jurisdictions.  The effective tax rate for the six months ended June 2012 was 29.0% compared to 30.4% for the same period last year.  The lower effective tax rate for the six months period ended June 30, 2012 is primarily the result of lower projected taxable income in jurisdictions with high tax rates in 2012 compared to 2011, as well as statutory rate reduction in non-U.S. jurisdictions.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger distribution and call center for our Industrial Products segment, funding capital expenditures, including those related to our retail stores and information technology systems, repaying outstanding debt, funding special dividends declared by our Board of Directors and funding acquisitions. We rely principally upon operating cash flow to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions or to significantly increase the pace at which we open retail stores, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in thousands):
	June 30, 2012	December 31, 2011	$ Change
Cash	$145,781	$97,254	$48,527
Accounts receivable, net	$277,532	$268,980	$8,552
Inventories, net	$354,649	$372,244	$(17,595)
Prepaid expenses and other current assets	$23,215	$18,198	$5,017
Accounts payable	$371,590	$336,550	$35,040
Accrued expenses and other current liabilities	$71,448	$72,410	$(962)
Current portion of long term debt	$2,789	$2,552	$237
Working capital	$364,851	$354,704	$10,147

Our working capital increased primarily as the result of increased cash, accounts receivable, prepaid expenses and other current assets, partially offset by decreased inventory balances and increased accounts payable balances.

The increase in cash provided by continuing operations during 2012 resulted from changes in our working capital accounts, which provided $38.8 million in cash compared to $20.1 million used in 2011, primarily the result of changes in accounts receivable, inventory and accounts payable balances as compared to prior year. Cash generated from net income from continuing operations adjusted by other non-cash items provided $17.3 million during 2012 compared to $32.3 million provided by these items during 2011, primarily as a result of higher net income in 2011. Net cash used in operating activities from discontinued operations during 2012 was $0.3 million and $0.04 million in 2011.

Cash flows used in investing activities during 2012 totaled $6.8 million and were for fabrication materials, expenditures for a new retail store opening, upgrades and enhancements to our information and communications systems hardware and software, and expenditures related to the new distribution and call center.  Net cash used in investing activities in 2011 totaled $6.7 million and were for upgrades and enhancements to our information and communications systems hardware and software, expenditures in retail stores in North America and expenditures in our second distribution facility.

Net cash of $0.5 million was used in financing activities during 2012. We repaid approximately $1.3 million of capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.8 million.  In 2011, we borrowed $13.5 million and repaid approximately $10.9 million from revolving credit and short term debt facilities. In addition, we repaid $1.2 million in capital lease obligations. Proceeds and excess tax benefits from stock option exercises provided approximately $0.4 million of cash and we received proceeds of approximately $0.6 million from the Recovery Zone Facility Bond.  Net cash used in financing activities from discontinued operations was $0.1 million during 2011.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2012, eligible collateral under this agreement was $119.6 million, total availability was $113.6 million, total outstanding letters of credit were $6.0 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of June 30, 2012.

The Company’s WStore subsidiary maintained a revolving credit agreement with a financial institution in France which is secured by WStore accounts receivable balances. Available amounts for borrowing under this facility includes all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable. This credit facility was terminated by the Company on June 9, 2012.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018. The proceeds from the Bonds were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As a result of the capital lease treatment for this transaction, the leased equipment will be included in property, plant and equipment in the Company’s consolidated balance sheet. As of June 30, 2012, the Company had $6.8 million outstanding against this facility.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at June 30, 2012 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

Our earnings and cash flows are seasonal in nature, with the fourth quarter of the fiscal year generating somewhat higher earnings and cash flows than the other quarters. Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales. Unusual expense items, such as special charges, may impact earnings and are separately disclosed. We expect that past performance may not be indicative of future performance due to the competitive nature of our Technology Products segment where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have minimal debt.

We anticipate cash needs to support our growth and expansion plans, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, and capital equipment needs for our retail store network.  We anticipate cash needs to fund working capital requirements in our business, including the new distribution and call center for our Industrial Products segment, repaying outstanding debt, and funding special dividends declared by our Board of Directors and funding acquisitions. These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash and revolving credit resources. We have engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise. However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent. As of June 30, 2012, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

In April 2012, the Company entered into a lease for a distribution and call center for the Industrial Products segment.  The facility, located in Robbinsville, New Jersey, is approximately 500,000 square feet and is leased through August 2032.  The following table details the contractual obligations related to this lease (in thousands):

	Payments due by period
	2012	2013	2014	2015	2016	After 2016
Distribution and call center operating lease	$-	$1,219	$1,659	$1,701	$1,743	$33,762

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2012 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our credit facilities. As of June 30, 2012, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended. Results for the quarter were impacted by approximately $2.6 million related to the favorable resolution of contingent liabilities.

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

Item 5.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Systemax Inc. (the “Company”) was held on June 11, 2012. At the annual meeting, the stockholders of the Company voted on two proposals, summarized below.

1.	To elect seven directors for a one-year term ending at the Company’s 2013 annual meeting of stockholders or until their respective successors are duly elected and qualified:

	For	Withheld	Broker Non- Votes
Richard Leeds	31,330,465	2,243,938	1,847,563
Bruce Leeds	31,030,109	2,544,794	1,847,563
Robert Leeds	31,030,209	2,544,694	1,847,563
Lawrence P. Reinhold	30,594,631	2,980,272	1,847,563
Stacy S. Dick	33,259,899	315,004	1,847,563
Robert D. Rosenthal	33,259,749	315,154	1,847,563
Marie Adler-Kravecas	33,308,114	266,789	1,847,563

2.	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2012:

For	35,386,035
Against	34,631
Abstain	1,800
Broker Non-Vote	-

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: August 7, 2012	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer