Form 10-Q
period 2012-09-30
SYSTEMAX INC
filed 2012-11-06
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2012 was 36,544,972.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS:
Current assets:
Cash	$133,470	$97,254
Accounts receivable, net	269,504	268,980
Inventories	311,238	372,244
Prepaid expenses and other current assets	26,196	18,198
Deferred income taxes	20,973	20,480
Total current assets	761,381	777,156

Property, plant and equipment, net	71,100	70,699
Deferred income taxes	28,849	13,948
Goodwill and intangibles	46,698	47,838
Other assets	5,168	4,909
Total assets	$913,196	$914,550

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$310,652	$336,550
Accrued expenses and other current liabilities	68,728	72,410
Deferred income taxes	10,934	10,940
Current portion of long-term debt	2,799	2,552
Total current liabilities	393,113	422,452

Long-term debt	6,029	7,133
Deferred income taxes	16,222	16,233
Other liabilities	16,933	14,440
Total liabilities	432,297	460,258

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock	-	-
Common stock	389	389
Additional paid-in capital	182,627	180,538
Treasury stock	(28,829)	(30,520)
Retained earnings	326,706	307,934
Accumulated other comprehensive gain (loss)	6	(4,049)
Total shareholders’ equity	480,899	454,292

Total liabilities and shareholders’ equity	$913,196	$914,550

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$846,273	$900,218	$2,609,365	$2,702,240
Cost of sales	727,276	768,906	2,241,704	2,311,554
Gross profit	118,997	131,312	367,661	390,686
Selling, general & administrative expenses	118,914	111,610	354,651	337,019
Special charges (gains), net	2,019	443	6,117	(6,128)
Operating income (loss) from continuing operations	(1,936)	19,259	6,893	59,795
Foreign currency exchange loss (gain)	(110)	1,776	929	39
Interest and other income, net	(84)	(267)	(377)	(1,024)
Interest expense	375	463	1,276	1,496
Income (loss) from continuing operations before income taxes	(2,117)	17,287	5,065	59,284
Provision for (benefit from) income taxes	(16,002)	6,510	(13,920)	19,292
Income from continuing operations	13,885	10,777	18,985	39,992
Income (loss) from discontinued operations, net of tax	40	(148)	(213)	(238)
Net income	$13,925	$10,629	$18,772	$39,754

Income from continuing operations per common share:
Basic	$0.38	$.29	$0.51	$1.09
Diluted	$0.38	$.29	$0.51	$1.08
Net income per common share:
Basic	$0.38	$.29	$0.51	$1.08
Diluted	$0.38	$.29	$0.51	$1.07

Weighted average shares outstanding:
Basic	36,973	36,547	36,908	36,840
Diluted	37,012	36,720	37,025	37,169

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$13,925	10,629	18,772	39,754
Other comprehensive income (loss):
Foreign currency translation	3,915	(7,095)	4,055	(1,893)
Total comprehensive income	$17,840	3,534	22,827	37,861

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2012	2011
Cash flows from operating activities:
Income from continuing operations	$18,985	$39,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,891	13,031
Benefit from deferred income taxes	(15,882)	(141)
Provision for returns and doubtful accounts	3,662	2,086
Compensation expense related to equity compensation plans	3,380	1,363
Return of common stock	-	(7,890)
Excess tax benefit from exercises of stock options	(517)	(222)
Loss on dispositions and abandonment	43	72
Changes in operating assets and liabilities:
Accounts receivable	(2,275)	19,398
Inventories	62,205	29,517
Prepaid expenses and other current assets	(8,407)	(6,288)
Accounts payable, accrued expenses and other current liabilities	(27,926)	(45,119)
Net cash provided by operating activities from continuing operations	47,159	45,799
Net cash used in operating activities from discontinued operations	(410)	(70)
Net cash provided by operating activities	46,749	45,729

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,389)	(9,145)
Proceeds from disposals of property, plant and equipment	93	25
Net cash used in investing activities	(11,296)	(9,120)

Cash flows from financing activities:
Borrowings on credit facility and short term debt	-	10,861
Repayments of borrowings on credit facility and short term debt	-	(10,861)
Repayments of capital lease obligations	(2,031)	(1,996)
Proceeds from issuance of common stock	342	205
Proceeds from recovery zone bond	-	624
Excess tax benefit from exercises of stock options	517	222
Net cash used in financing activities from continuing operations	(1,172)	(945)
Net cash used in financing activities from discontinued operations	-	(193)
Net cash used in financing activities	(1,172)	(1,138)

Effects of exchange rates on cash	1,935	(1,129)

Net increase in cash	36,216	34,342
Cash – beginning of period	97,254	92,077
Cash – end of period	$133,470	$126,419
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$1,174	$628

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In thousands)

	Common Stock					Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Other Comprehensive Income (Loss)

Balances, January 1, 2012	36,399	$389	$180,538	$(30,520)	$307,934	$(4,049)

Stock-based compensation expense			3,260
Issuance of restricted stock	27		(209)	335
Exercise of stock options	105		(1,015)	1,356
Surrender of fully vested options			(497)
Income tax benefit on stock-based compensation			550
Change in cumulative translation adjustment						4,055
Net income					18,772

Balances, September 30, 2012	36,531	$389	$182,627	$(28,829)	$326,706	$6

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

We announced plans to exit the Software Solutions segment during the second quarter of 2009. As a result of the third party business activities of Software Solutions ending during the second quarter of 2012, all current and prior period results for this segment are now included in discontinued operations. Balance sheet amounts reflecting this change are not shown due to their immateriality.

In the third quarter of 2012, the Company reversed valuation allowances of approximately $15.1 million related to the deferred tax assets of the Company’s subsidiary in France. Demonstrated and projected profitable results in the subsidiary’s operations caused the valuation allowances to be deemed no longer necessary. The reversal of the valuation allowances positively impacted diluted earnings per share by $0.41.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012 and the results of operations for the three and nine month periods ended September 30, 2012 and 2011, statements of comprehensive income for the three and nine month periods ended September 30, 2012 and 2011, cash flows for the nine month periods ended September 30, 2012 and 2011 and changes in shareholders’ equity for the nine month period ended September 30, 2012. The December 31, 2011 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2011 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarter ended on September 29, 2012.  The third quarters of both 2012 and 2011 included 13 weeks and the first nine months of both 2012 and 2011 included 39 weeks.

2.	Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.04 million and 0.2 million shares for the three months ended September 30, 2012 and 2011, respectively, and 0.1 million and 0.3 million shares for the nine months ended September 30, 2012 and 2011, respectively. The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.09 million and 0.04 million shares for the three months ended September 30, 2012 and 2011, respectively, and 0.1 million and 0.2 million shares for the nine months ended September 30, 2012 and 2011, respectively. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 1.5 million and 0.7 million shares for the three months ended September 30, 2012 and 2011, respectively, and 1.0 million and 0.7 million shares for the nine months ended September 30, 2012 and 2011, respectively, due to their antidilutive effect. The weighted average number of restricted awards outstanding excluded from the computation of diluted earnings per share was 0.1 million and 0 million shares for the three months ended September 30, 2012 and 2011, respectively, and 0 million shares for the nine months ended September 30, 2012 and 2011, respectively, due to their antidilutive effect.

3.	Credit Facilities and Long-Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability. As of September 30, 2012, eligible collateral under the agreement was $119.6 million, total availability was $113.6 million, total outstanding letters of credit were $6.0 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of September 30, 2012.

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

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bond proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As of September 30, 2012 there was $6.3 million outstanding against this financing facility.

4.	Special charges

The Company’s Industrial Products segment incurred severance, personnel and other exit costs related to the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger distribution and call center in the second quarter of 2012.  There were no additional costs for the three month period ended September 30, 2012 and $2.2 million for the  nine month period ended September 30, 2012. These costs were recorded as special charges within the Industrial Products segment.  The Company anticipates incurring minimal additional costs related to this facility closing and relocation.

The following table details the associated liabilities incurred related to this plan (in thousands):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2012	$-	$-	$-
Charged to expense	281	1,910	2,191
Paid or otherwise settled	(116)	(138)	(254)
Balance September 30, 2012	$165	$1,772	$1,937

The Company’s North America Technology Products segment incurred costs associated with senior staffing changes for which no future services will be rendered and also incurred additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director and in pursuing related matters.  These combined costs, for the three and nine months period ended September 30, 2012, were approximately $0.2 million and $2.1 million, respectively and were included in special charges.  The Company also incurred $1.7 million of patent settlements with non-practicing entities and severance charges of $0.1 million for the three and nine months period ended September 30, 2012.  These charges were recorded within the Technology Products segment.

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

Financial information relating to the Company’s operations, excluding discontinued operations, by reportable segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales:
Technology Products	$734,693	$812,326	$2,302,168	$2,463,334
Industrial Products	110,352	86,977	303,582	236,577
Corporate and Other	1,228	915	3,615	2,329
Consolidated	$846,273	$900,218	$2,609,365	$2,702,240

Operating income (loss) from continuing operations:
Technology Products	$(3,882)	$13,552	$1,550	$50,234
Industrial Products	7,636	10,424	22,954	26,477
Corporate and Other	(5,690)	(4,717)	(17,611)	(16,916)
Consolidated	$(1,936)	$19,259	$6,893	$59,795

Financial information relating to the Company’s operations, excluding discontinued operations, by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales:
United States	$532,008	$579,560	$1,619,061	$1,716,131
United Kingdom	124,958	116,648	373,234	336,947
Other Europe	138,960	149,897	463,651	481,321
Other North America	50,347	54,113	153,419	167,841
Consolidated	$846,273	$900,218	$2,609,365	$2,702,240

Revenues are attributed to countries based on the location of the selling subsidiary.

Financial information relating to the Company’s entity-wide product category sales, excluding discontinued operations, was as follows (in millions):

	Three Months Ended September 30				Nine Months Ended September 30
	2012	%	2011	%	2012	%	2011	%
Product Category
Computers	$251.9	30%	$279.7	31%	$752.3	29%	$741.5	28%
Computer accessories & software	233.8	27%	247.5	27%	731.0	28%	769.1	28%
Consumer electronics	132.7	16%	167.0	19%	447.3	17%	543.4	20%
Industrial products	110.4	13%	87.0	10%	303.6	12%	236.6	9%
Computer components	93.3	11%	99.5	11%	301.4	11%	348.5	13%
Other	24.2	3%	19.5	2%	73.8	3%	63.1	2%
Consolidated	$846.3	100%	$900.2	100%	$2,609.4	100%	$2,702.2	100%

6.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At September 30, 2012 and 2011, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company’s debt is considered to representative of its fair value because of its variable interest rate.

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

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various lawsuits, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or which are utilized in our ecommerce business. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended. Results for the nine months ended September 30, 2012 were positively impacted by approximately $2.6 million related to the favorable resolution of contingent liabilities which were recorded in the second quarter of 2012 and negatively impacted by $1.7 million of patent claim settlements with non practicing entities which were recorded in the third quarter of 2012.

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

8.	Subsequent Events

Early in the fourth quarter of 2012, the Company conducted an evaluation of its multi-brand United States consumer strategy and the intangible assets used in that strategy and on October 31, 2012 its Board of Directors concluded that the Company’s future North American consumer business would be optimized by consolidating its United States consumer operations under TigerDirect, its leading and largest brand.  Accordingly, the Company will record one-time, non-cash impairment charges related to the intangible assets of CompUSA and Circuit City of approximately $34 million, pre-tax, in the fourth quarter of 2012.

Early in the fourth quarter of 2012, the Company conducted an evaluation of its PC manufacturing operations located in Ohio and  on October 31, 2012 its Board of Directors concluded that the Company’s future North American technology results will be enhanced by exiting the computer manufacturing business.  The Company will continue service and support for its previously sold PCs.  As a result of exiting this business, the Company expects to incur aggregate one-time charges of approximately $6 to $8 million, pre tax,  in the fourth quarter of 2012 and during 2013 for asset impairment, exit and severance expenses. This amount includes approximately $5 million in non cash charges for asset impairments including an expected write-down of our manufacturing facility to current market values, $750,000 in estimated cash charges for workforce reduction costs, and $500,000 in estimated cash charges for other related shut down expenses.

To facilitate the continued growth of its European Technology business, the Company intends to open a shared services center in Eastern Europe in 2013.  This new facility, approved by the Board of Directors on October 31, 2012, will  provide certain administrative and back office services and will help drive operational efficiencies and better serve the Company’s pan-European operating strategy.  The Company expects that one-time exit, severance and startup costs in order to implement the shared services center, as well as other cost reduction initiatives in Europe anticipated to occur in the fourth quarter of 2012 and the first quarter of 2013, will aggregate between $14 and $16 million, pre tax, during the fourth quarter of 2012 and during 2013. This amount includes approximately $9 million for workforce reduction costs, $3 million in start up costs related to our new facility, and $3 million in other tax, legal,  and commercial fees. The Company anticipates that approximately all of the exit, severance and start-up costs will result in future cash expenditures which will be incurred in the fourth quarter of 2012 and the first half of 2013. Not all of the components of this initiative are finalized, and the actual costs and specific timing of the costs could change from the Company’s estimate as the scope of the initiative and underlying assumptions may change.

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe. Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis. For the three and nine month periods ended September 30, 2012, Technology products accounted for 87% and 88%, respectively, of our net sales.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis. For the three and nine months ended September 30, 2012, Industrial products accounted for 13% and 12%, respectively, of our net sales.  In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Early in the fourth quarter of 2012, the Company conducted an evaluation of its Technology Products multi-brand United States consumer strategy and the intangible assets used in that strategy and on October 31, 2012 its Board of Directors concluded that the Company’s future North American consumer business would be optimized by consolidating its United States consumer operations under TigerDirect, its leading and largest brand.  Accordingly, the Company will record one- time, non-cash impairment charges related to the intangible assets of CompUSA and Circuit City of approximately $34 million, pre-tax, in the fourth quarter of 2012.

Early in the fourth quarter of 2012, the Company conducted an evaluation of its PC manufacturing operations located in Ohio and  on October 31, 2012 its Board of Directors concluded that the Company’s future North American technology results will be enhanced by exiting the computer manufacturing business.  The Company will continue service and support for its previously sold PCs.  As a result of exiting this business, the Company expects to incur aggregate one-time  charges of approximately $6 to $8 million, pre tax,  in the fourth quarter of 2012 and during 2013 for asset impairment, exit and severance expenses . This amount includes approximately $5 million in non cash charges for asset impairments including an expected write-down of our manufacturing facility to current market values, $750,000 in estimated cash charges for workforce reduction costs, and $500,000 in estimated cash charges for other related shut down expenses. The Company anticipates that the opportunity benefit of strengthening its strategic relationships with vendor partners within the desktop PC category should provide improved profitability  of between $1 and $2 million, pre tax,  on an annual basis.

To facilitate the continued growth of its European Technology business, the Company intends to open a shared services center in Eastern Europe in 2013.  This new facility, approved by the Board of Directors on October 31, 2012, will  provide certain administrative and back office services and will help drive operational efficiencies and better serve the Company’s pan-European operating strategy.  The Company expects that one-time exit, severance and startup costs in order to implement the shared services center, as well as other cost reduction initiatives in Europe anticipated to occur in the fourth quarter of 2012 and the first quarter of 2013, will aggregate between $14 and $16 million, pre tax, during the fourth quarter of 2012 and during 2013. This amount includes approximately  $9 million for workforce reduction costs, $3 million in start up costs related to our new facility, and $3 million in other tax, legal,  and commercial fees. The Company anticipates that approximately all of the exit, severance and start-up costs will result in future cash expenditures which will be incurred in the fourth quarter of 2012 and the first half of 2013. The Company anticipates that it will realize a reduction in its cost structure of between $9 and $11 million, pre tax, on an annual basis after  implementation of the shared services center. Not all of the components of this initiative are finalized, and the actual costs and specific timing of the costs could change from the Company’s estimate as the scope of the initiative and underlying assumptions may change.

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

In July 2012, the FASB issued an update related to annual impairment testing for indefinite-lived intangible assets which provides companies with the option to perform a qualitative impairment assessment for their indefinite-lived intangible assets that may allow them to skip the annual fair value calculation.  The qualitative assessment is similar to the screen companies can use to determine whether they must perform the two-step goodwill impairment test. Companies must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used in determining the fair value of these assets.  This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 compared to the Three and Nine Months Ended September 30, 2011

Key Performance Indicators* (in millions):

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2012		2011	% Change		2012	2011	% Change
Net sales by segment:
Technology Products	$734.7		$812.3	(9.6	) %	$2,302.2	$2,463.3	(6.5	) %
Industrial Products	110.4		87.0	26.9%		303.6	236.6	28.3%
Corporate and other	1.2		.9	33.3%		3.6	2.3	56.5%
Consolidated net sales	$846.3		$900.2	(6.0	) %	$2,609.4	$2,702.2	(3.4	) %
Net sales by channel
Business to business	$526.8		$507.6	3.8%		$1,559.1	$1,470.6	6.0%
Consumer	319.5		392.6	(18.6	) %	1,050.3	1,231,6	(14.7	) %
Consolidated net sales	$846.3		$900.2	(6.0	) %	$2,609.4	$2,702.2	(3.4	) %
Consolidated gross margin	14.1%		14.6%	(0.5	) %	14.1%	14.5%	(0.4	) %
Consolidated SG&A costs**	$120.9		$112.1	7.9%		$360.8	$330.9	9.0%
Consolidated SG&A costs** as a % of net sales	14.3%		12.5%	1.8%		13.8%	12.2%	1.6%
Operating income (loss) from continuing operations by segment:**
Technology Products	$(3.9)		$13.6	(128.7	) %	$1.5	$50.2	(97.0	) %
Industrial Products	7.6		10.4	(26.9	) %	23.0	26.5	(13.2	) %
Corporate and other	(5.6)		(4.7)	(19.1	) %	(17.6)	(16.9)	(4.1	) %
Consolidated operating income (loss)	$(1.9)		$19.3	(109.8	) %	$6.9	$59.8	(88.5	) %
Operating margin from continuing operations by segment**
Technology Products	(0.5	) %	1.7%	(2.2	) %	0.1%	2.0%	(1.9	) %
Industrial Products	6.9%		12.0%	(5.1	) %	7.6%	11.2%	(3.6	) %
Consolidated operating margin from continuing operations	(0.2	) %	2.1%	(2.3	) %	0.3%	2.2%	(1.9	) %
Effective income tax rate	(1)		37.7%	(1)		(1)	32.5%	(1)
Net income from continuing operations	$13.9		$10.8	28.7%		$19.0	$40.0	(52.5	) %
Net margin from continuing operations	1.6%		1.2%	0.4%		0.7%	1.5%	(0.8	) %

*excludes discontinued operations
**includes special charges (gains), net (See Note 4 of Notes to Condensed Consolidated Financial Statements).
(1)Not meaningful due to the reversal of $15.1 million in valuation allowances (See Note 1 of Notes to Condensed Consolidated Financial Statements).

NET SALES

SEGMENTS

The Technology Products net sales decrease is attributable to continued weakness in the consumer channels:  internet, retail and   television shopping channel sales in North America.  These declines are the result of industry trends that include soft consumer demand for personal computers and a number of consumer electronics products, as well as increased competition. The declines were partially offset by solid performance in the business to business channels.  On a constant currency basis, Technology Products net sales would have decreased 6.5% and 4.2%, respectively, for the three and nine month periods ended September 30, 2012.

The Industrial Products net sales increase for the three and nine month periods ended September 30, 2012 is attributable to the addition of products offered and new product categories on the Company’s website, the addition of sales personnel and the operation of a Canadian website in 2012.

CHANNELS

The increase in consolidated business to business channel sales was driven by the Industrial Products segment’s additional products offered and new product categories on the Company’s website and the addition of sales personnel.  On a constant currency basis, worldwide business to business channel sales grew 8.8% for the third quarter and 9.6% for the nine month period ended September 30, 2012.

The decline in consolidated consumer-channel sales resulted from softness in television shopping, internet and retail stores, in North America.  On a constant currency basis, worldwide consumer channel sales decreased 19.2% for the third quarter of 2012 and 14.5% for the nine month period ended September 30, 2012.

GROSS MARGIN

The decrease in consolidated gross margin resulted primarily from increasing price competition in our North America Technology operations,  freight incentives offered to maintain market share and geographic and category mix within our businesses. In our Industrial Products segment gross margin was negatively impacted by a shift towards drop shipped products, a decline in freight margins and costs related to the opening of a a new distribution center as it continued to ramp up operations  Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company’s vendors, competition, pricing strategy, co-operative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Overall selling, general and administrative expenses reflect our planned investments to support our strategic initiatives for our businesses offset by spending reductions in our North American Technology business.

The increase in selling, general and administrative expenses for the three and nine month periods ended September 30, 2012 was the result of investment in a new leadership team to support our pan European structure, reduced vendor co-operative funding partially offset by savings in catalog and other advertising costs, increased internet advertising, and increased temporary and contract labor costs and other operating costs.  Significant expense increases for the three months ended September 30, 2012 included approximately $1.6 million of reduced vendor co-operative funding offset by savings in catalog and store advertising costs, $2.9 million of increased internet advertising costs, and $0.7 million of increased temporary and contract labor costs.  Significant expense increases for the nine months ended September 30, 2012 included approximately $4.3 million of reduced vendor co-operative funding partially offset by savings in catalog and store advertising costs, $6.7 million of increased internet advertising costs, and $2.4 million of increased temporary and contract labor costs.

SPECIAL CHARGES (GAINS), NET

The Company’s Industrial Products segment recorded no additional charges for the third quarter of 2012 and approximately $2.2 million for the nine month period ended September 30, 2012 related to facility exit costs (see Note 4 of Notes to Condensed Consolidated Financial Statements).  The Company recorded severances and legal and professional fees related to a previously disclosed completed investigation and settlement with a former officer and director and costs associated with senior management staffing changes within the Technology Products segment of approximately $0.3 million and $2.1 million, respectively, for the three and nine months period ended September 30, 2012.  The Company also recorded $1.7 million of patent settlements with non-practicing entities  for the three and nine month periods ended September 30, 2012.  Charges incurred during the third quarter of 2011 for legal and professional fees related to the investigation and settlement with a former officer and director totaled approximately $0.4 million.  A special gain of approximately $8.4 million was recorded in the second quarter of 2011 for this investigation and settlement and this gain was partially offset by charges for related legal and professional fees of approximately $2.2 million for the nine month period ended September 30, 2011.  Also, $0.1 million of patent settlement costs were recorded during the nine month period ended September 30, 2011.

OPERATING MARGIN

The decline in Technology Products operating margin was primarily due to the soft demand for personal computers and consumer electronics, a decline in vendor co-operative funding within the North America technology business, and lower sales and associated gross profit to cover fixed selling, general and administrative expenses, partially offset by continued strength in business to business operations. Operating loss for the nine months ended September 30, 2012 was positively impacted by approximately $2.6 million related to the favorable resolution of certain contingent liabilities recorded in the second quarter of 2012 and negatively impacted by $1.7 million of patent claim settlements with non practing entities..

The decline in Industrial Products operating margin was due to a shift towards drop shipped products which tend to lower consolidated profit margins, a decline in freight margins, costs incurred for the  new distribution and call center opened in the second quarter of 2012, and sales and other personnel costs as the segment continues to expand into newer product categories.

The increase in Corporate and other loss primarily resulted from increased overhead expenses.

The discontinued operations of Software Solutions contibuted income of $0.04 million, net of tax, for the three month period ended September 30, 2012 and a loss of $0.2 million, net of tax, for the nine month period ended September 30, 2012.

INTEREST EXPENSE

The interest expense decrease is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.  Interest expense for 2011 is attributable to interest on the Recovery Zone Bond facility used to finance the second Technology Products distribution center.

INCOME TAXES

The Company’s effective tax rate for the third quarter was a 755.9% benefit compared to a 37.7% expense in the third quarter of 2011. The effective tax rate for the nine months ended September 30, 2012 was a 274.8% benefit compared to 32.5% expense for the same period last year. The unusual effective tax rate  for both the three and nine month periods ended September 30, 2012, is primarily due to the reversal of approximately $15.1 million of valuation allowances against deferred tax assets of the Company’s French subsidiary.  Demonstrated and projected profitable results in the subsidiary’s operations caused the valuation allowances to be deemed no longer necessary.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for the planned exit from the computer manufacturing business, opening of a shared service center in Eastern Europe,  a new distribution and call center for our Industrial Products segment, funding capital expenditures, including those related to our retail stores and information technology systems, repaying outstanding debt and funding acquisitions. We rely principally upon operating cash flow to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in thousands):
	September 30, 2012	December 31, 2011	$ Change
Cash	$133,470	$97,254	$36,216
Accounts receivable, net	$269,504	$268,980	$524
Inventories, net	$311,238	$372,244	$(61,006)
Prepaid expenses and other current assets	$26,196	$18,198	$7,998
Accounts payable	$310,652	$336,550	$(25,898)
Accrued expenses and other current liabilities	$68,728	$72,410	$(3,682)
Current portion of long term debt	$2,799	$2,552	$247
Working capital	$368,268	$354,704	$13,564

Our working capital increased primarily as the result of increased cash balances, prepaid expenses and other current asset balances offset by decreased inventory balances, accounts payable, accrued expenses and other current liabilities balances.

Cash provided by continuing operations during 2012 resulted from changes in our working capital accounts, which provided $23.6 million in cash compared to $2.5 million used in 2011. Cash provided by continuing operations in 2012 is primarily the result of a reduction in inventory balances partially offset by increases in prepaid expenses and other current assets and accounts payable balances. Cash generated from net income from continuing operations adjusted by other non-cash items provided $23.6 million during 2012 compared to $48.3 million during 2011, primarily the result of the release of deferred tax asset valuation allowances  related to the Company’s French subsidiary and higher net income and return of common stock in 2011.  Net cash used in operating activities from discontinued operations during 2012 was $0.4 million and $0.07 million in 2011.

Cash flows used in investing activities during 2012 totaled $11.3 million and were for fabrication materials, expenditures for a new retail store opening, upgrades and enhancements to our information and communications systems hardware and software, and expenditures related to the new distribution and call center.  Net cash used in investing activities in 2011 totaled $9.1 million and were for upgrades and enhancements to our information and communications systems hardware and software, and expenditures in retail stores in North America.

Net cash of $1.2 million was used in financing activities during 2012. We repaid approximately $2.0 million of capital lease obligations.  Net proceeds and excess tax benefits from stock option exercises provided $0.8 million.  In 2011, we borrowed and repaid $10.9 million from revolving credit and short term debt facilities.  In addition, we repaid $2.0 million in capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided approximately $0.4 million of cash and we received proceeds of approximately $0.6 million from the Recovery Zone Facility Bond.  Net cash used in financing activities from discontinued operations was $0.2 million during 2011.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2012, eligible collateral under this agreement was $119.6 million, total availability was $113.6 million, total outstanding letters of credit were $6.0 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of September 30, 2012.

The Company’s WStore subsidiary maintained a revolving credit agreement with a financial institution in France which is secured by WStore accounts receivable balances. This credit facility was terminated by the Company on June 9, 2012.Available amounts for borrowing under this facility included all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018. The proceeds from the Bonds were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As a result of the capital lease treatment for this transaction, the leased equipment is included in property, plant and equipment in the Company’s consolidated balance sheet. As of September 30, 2012, the Company had $6.3 million outstanding against this financing facility.

We also have certain obligations with various parties that include commitments to make future payments. Our principal commitments at September 30, 2012 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We anticipate cash needs to support our growth and expansion plans, specifically the opening of a new shared services center in Eastern Europe next year, and continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, and capital equipment needs for our retail store network.  We anticipate cash needs to fund working capital requirements in our business, including the planned exit from the computer manufacturing business, the new distribution and call center for our Industrial Products segment, repaying outstanding debt, and funding acquisitions. These expenses and capital expenditures will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash and revolving credit resources. We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise. However, a deep and prolonged period of reduced consumer spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent. As of September 30, 2012, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect sales, gross margins, operating expenses and retained earnings as expressed in U.S. dollars. We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2012 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt includes short-term borrowings under our credit facilities. As of September 30, 2012, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various lawsuits, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or which are utilized in our ecommerce operations. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended. Results for the nine month period ended September 30, 2012 were positively impacted by approximately $2.6 million related to the favorable resolution of contingent liabilities which were recorded in the second quarter of 2012 and negatively impacted by $1.7 million of patent claim settlements with non practicing entities which were recorded in the third quarter of 2012.

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

SYSTEMAX INC.

Date: November 6, 2012	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence P. Reinhold

Lawrence P. Reinhold
Executive Vice President and Chief Financial Officer