Form 10-K
period 2012-12-31
SYSTEMAX INC
filed 2013-03-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $125,641,055. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of February 28, 2013 was 36,568,472 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company” or “we”) include its subsidiaries.

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, expansion or restructuring plans, financing needs, compliance with financial covenants in loan agreements, plans for reorganizing our European operations, including timely opening and integration of our new shared services center in Hungary, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

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

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

•
risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services

•
the Company’s management information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions would have a material adverse effect on us

•
general economic conditions, such as decreased consumer confidence and spending, reductions in manufacturing capacity and inflation could result in our failure to achieve our historical sales growth rates and profit level

•	the markets for our products and services are extremely competitive and if we are unable to successfully respond to our competitors’ strategies our sales and gross margins will be adversely affected
•
sales tax laws or government enforcement priorities may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws and interpretations do not require us to do so

•	goodwill and intangible assets may become impaired resulting in a charge to earnings
•
our substantial international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements, political uncertainty and the management of our expanding international operations infrastructure, including our ability to timely and effectively open and transition certain support operations to our new shared services center in Hungary and effectively implement distribution logistics initiatives in Europe

•	managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors
•	effective management of our retail stores in North America
•	meeting credit card industry compliance standards in order to maintain our ability to accept credit cards
•	significant changes in the computer products retail industry, especially relating to the distribution and sale of such products
•	timely availability of existing and new products
•	risks associated with delivery of merchandise to customers by utilizing common delivery services
•	borrowing costs or availability
•	pending or threatened litigation and investigations
•	the availability of key personnel
•	the continuation of key vendor relationships
•	the ability to maintain satisfactory credit arrangements

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America and Europe. Most of these products are manufactured by other companies; however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis. Technology Products accounted for 89%, 91% and 93% of our net sales in 2012, 2011 and 2010, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis. Industrial products accounted for 11%, 9%, and 7% of our net sales in 2012, 2011 and 2010, respectively.

Recent developments

The Company conducted an evaluation of its Technology Products multi-brand United States consumer strategy and the intangible assets used in that strategy and concluded that the Company’s future North American consumer business would be optimized by consolidating its United States consumer operations under TigerDirect, its leading and largest brand.  This brand consolidation was effected in the fourth quarter of 2012 resulting in a write off of the intangible assets and goodwill of CompUSA and Circuit City of approximately $35.3 million.

The Company exited the PC manufacturing business during the fourth quarter of 2012 after conducting an evaluation of its operations and concluded that the Company’s North American technology results will be enhanced by exiting the computer manufacturing business.  The exit resulted in a fourth quarter of 2012 asset write down of the carrying cost of the Company’s computer manufacturing facilities, related equipment and inventory of approximately $4.6 million.

The Company is opening a shared services center in Budapest, Hungary in 2013 to facilitate the continued growth of its European Technology business.  This new facility will provide certain administrative and back office services for the existing European business and will help drive operational efficiencies and better serve the Company’s pan-European operating strategy and will serve as the sales location for future business in Eastern Europe. Exit, severance and startup costs to implement the facility together with other cost reduction initiatives in Europe, aggregated $4.7 million in the fourth quarter of 2012.

The Company exited the Software Solutions segment in June 2009.  One customer remained being served by the Company until the second quarter of 2012.  The termination of this customer has resulted in all current and prior period results for this business segment being classified as discontinued operations.  Balance sheet amounts reflecting this change are not shown due to their immateriality.

See Note 12 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business s as well as information about our geographic operations.

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

Products offered by our Technology Products segment include individual technology products in the following categories:  computers; computer parts; Tablets; TV and video; audio; cameras and surveillance; car and GPS; cell phones; software; video games and toys; home and electronics accessories.

Products offered by our Industrial Products segment include individual industrial products in the following categories:  material handling; storage and shelving; workbench and shop desks; packaging and supplies; furniture and office; foodservice and appliances; janitorial and maintenance; tools and instruments; fasteners and hardware; motors and power transmission; HVAC/R and fans; electrical and bulbs; plumbing supplies; and safety and medical items.

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

E-commerce

The worldwide growth in active internet users has made e-commerce a significant opportunity for sales growth.

The increase in our internet-related sales enables us to leverage our advertising spending. We currently operate multiple e-commerce sites, including:

North America	Europe

www.tigerdirect.com	www.misco.co.uk
www.tigerdirect.ca	www.misco.de
www.infotelusa.com	www.misco.fr
www.globalcomputer.com	www.misco.nl
www.globalgoved.com	www.misco.it
www.globalindustrial.com	www.misco.es
www.globalindustrial.ca	www.misco.se
www.nexelwire.com	www.misco.at
www.misco.ch
www.misco.be
www.misco.ie
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

Catalogs

We currently produce a total of 13 full-line or direct mail publications in North America and Europe under distinct titles.  Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Global Computer Supplies™, TigerDirect.ca™, Misco®, Global Industrial™, Nexel™ and Inmac WStore®.  We mail catalogs to both businesses and individual consumers.  In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-contact.  Our in-house staff designs all of our catalogs, which reduces overall catalog expense and shortens catalog production time.  Our catalogs are printed by third parties under fixed pricing arrangements.  The commonality of certain core pages of our catalogs also allows for economies of scale in catalog production.

Continuing our focus on internet advertising, the distribution of our catalogs decreased to 18.5 million in 2012, which was 39.5% less than in the prior year.  In 2012, we mailed approximately 13.0 million catalogs in North America, a 46.4% decrease from last year and approximately 5.5 million catalogs in Europe, or 13.9% fewer than mailed in 2011.

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

Suppliers

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. In 2012, no vendor accounted for 10% of more of our purchases.  One vendor accounted for 11.5% and 10.0% of our purchases in 2011 and 2010, respectively.  The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

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

Conditions in the market for technology products remain highly competitive, resulting in our frequent discounting of product sales price as well as offering free or highly discounted freight.  These actions have and may continue to adversely affect our revenues and profits.  Additionally, we rely in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability.  There is no assurance that the rapid rate of such technological advances and product development will continue.

Current economic conditions in the United States, including eroding consumer demand, as well as ongoing difficulties in the various European countries where we operate, raise additional concerns as we believe the loss of consumer confidence in the Company’s markets together with the effects of the fiscal cliff and budget discussions in the U.S. has resulted in a decrease of spending in the categories of products we sell.  It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity and create shortages of product.

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

Employees

As of December 31, 2012, we employed a total of approximately 5,300 employees, of whom 3,800 were in North America and 1,500 were in Europe and Asia.

Seasonality

As the Company has a significant portion of its sales in the North America consumer business market, the fourth quarter has represented the greatest portion of annual sales.  Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months.  See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations; Seasonality”.

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

Financial Information About Foreign and Domestic Operations

We currently sell our products in North America (the United States, Puerto Rico and Canada) and Europe.  Approximately 37.8%, 36.0%, and 35.1% of our net sales during 2012, 2011 and 2010, respectively were made by subsidiaries located outside of the United States.  For information pertaining to our international operations, see Note 12, “Segment and Related Information,” to the Consolidated Financial Statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations, excluding discontinued operations, in those two geographic markets (in millions):

	North America	Europe	Total
2012
Net sales	$2,417.9	$1,126.7	$3,544.6
Operating (loss) income	$(63.6)	$23.7	$(39.9)
Identifiable assets	$642.9	$319.4	$962.3

2011
Net sales	$2,580.8	$1,099.8	$3,680.6
Operating income	$45.0	$35.8	$80.8
Identifiable assets	$643.9	$245.8	$889.7

2010
Net sales	$2,542.1	$1,047.0	$3,589.1
Operating income	$47.8	$21.0	$68.8
Identifiable assets	$665.7	$228.4	$894.1

See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, for further information with respect to our operations.

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

Current economic conditions may cause the loss of consumer confidence in the Company’s domestic and international markets which may result in a decrease of spending in the categories of products we sell, as occurred in 2012. With conditions in the market for technology products remaining highly competitive, reductions in our selling prices, as we have experienced in recent years, have adversely affected our revenues and profits and could continue to do so in the future.  It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity or allocations to their customers creating shortages of product.  Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism.  Our consolidated results of operations are directly affected by economic conditions in North America and Europe.  We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders, as occurred in 2012.  Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and maintain our margins, our ability to attract new customers and the financial condition of our customers.  A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect our sales, prices and profitability as well, as occurred in 2012.  We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

In response to economic and market conditions, from time to time we have undertaken initiatives to reduce our cost structure where appropriate.  These initiatives, as well as any future workforce and facilities reductions, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates and re-attain the levels of profitability we experienced prior to the recent market downturns.  In addition, costs actually incurred in connection with our restructuring actions, including launching and integrating the new shared services facility in Hungary, may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings.

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

•
Sales tax laws may be changed or interpreted differently which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws do not require us to do so.  This could reduce demand for our products in such states and could result in us having substantial tax liabilities for past sales.

Our United States subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence or in which we believe sufficient nexus exists which obligates us to collect sales tax.  Other states may, from time to time, claim that we have state-related activities constituting physical nexus to require such collection.  Additionally, many other states seek to impose sales tax collection or reporting obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, regardless of physical presence.  Such efforts by states have increased recently, as states seek to raise revenues without increasing the income tax burden on residents. We rely on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier.  We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection or reporting obligations on all e-commerce and/or direct mail transactions.  A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.

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

•	The establishment and integration of our new shared service center in Hungary exposes us to various technology, regulatory and economic risks.

We have announced that we will be launching our new shared services center in Budapest, Hungary during the second quarter of 2013. The new facility will provide certain administrative and back office services to our European business and will help drive operational efficiencies and better serve the Company's pan-European operating strategy. Our efforts to operate our European business in a more centralized manner, rather than on an individual country by country basis, will require us to implement changes in our business processes, eliminate redundancies, relocate and/or hire new personnel, transition our information management systems, and integrate the new operation into our existing business seamlessly and without disruption to our operations, customers and vendors. However, changes in economic, regulatory or political conditions in Hungary, delays in launching or integrating the facility, a lower than expected impact of the facility on the Company’s European operations, costs and capital expenditures, the ability to timely hire and train new employees in Hungary, and delays, impediments or other problems associated with its establishment, could all have a material adverse effect on our European operations and our results of operations.

•
We rely on third party suppliers for most of our products and services. The loss or interruption of these relationships could impact our sales volumes, the levels of inventory we must carry, and/or result in sales delays and/or higher inventory costs from new suppliers.  Co-operative advertising and other sales incentives provided by our suppliers could decrease in the future thereby increasing our expenses and adversely affecting our results of operations and cash flows.

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

Many product suppliers provide us with co-operative advertising support in exchange for featuring their products in our catalogs and on our internet sites.  Certain suppliers provide us with other incentives such as rebates, reimbursements, payment discounts, price protection and other similar arrangements.  These incentives are offset against cost of goods sold or selling, general and administrative expenses, as applicable.  The level of co-operative advertising support and other incentives received from suppliers may decline in the future, which could increase our cost of goods sold or selling, general and administrative expenses and have an adverse effect on results of operations and cash flows.

•	Goodwill and intangible assets may become impaired resulting in a charge to earnings.

The acquisition of certain assets of CompUSA, Circuit City and the purchase of the stock of WStore Europe SA resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired we may be required to record a significant charge to earnings in the period during which the impairment is discovered.  In the fourth quarter of 2012, the Company did record one-time, non-cash impairment charges of approximately $35.3 million related to the intangible assets and goodwill of CompUSA and Circuit City.

•
Our substantial international operations are subject to risks such as fluctuations in currency rates (which can adversely impact foreign revenues and profits when translated to US Dollars), foreign regulatory requirements, political uncertainty and the management of our growing international operations.

We operate internationally and as a result, we are subject to risks associated with doing business globally, such as risks related to the differing legal, political and regulatory requirements and economic conditions of many jurisdictions.  Risks inherent to operating internationally include:

•       Changes in a country’s economic or political conditions
•       Changes in foreign currency exchange rates
•       Difficulties with staffing and managing international operations
•       Unexpected changes in regulatory requirements
•       Changes in transportation and shipping costs
•       Enforcement of intellectual property rights

We conduct our business and incur costs in the local currency of most of the countries in which we operate.  The financial condition and results of operations of each foreign operating subsidiary are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the European Union Euro, Canadian Dollar, British Pound Sterling, and the U.S. Dollar. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future.  Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales (Europe and Canada) accounted for approximately 37.8% of our revenue during 2012.  To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

We require significant levels of capital in our business to finance accounts receivable and inventory.  We maintain credit facilities in the United States to finance increases in our working capital if available cash is insufficient.  The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines.  In addition, in recent years global financial markets have experienced diminished liquidity and lending constraints.  Our ability to obtain future and/or increased financing to satisfy our requirements as our business expands could be adversely affected by economic and market conditions, credit availability and lender perception of our Company and industry.  However, we currently have no reason to believe that we will not be able to renew or replace our facilities when they reach maturity.

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

•	Our European employees are represented by unions or workers’ councils or are employed subject to local laws that are less favorable to employers than the laws of the U.S.

As of December 31, 2012, we had approximately 5,300 employees, 1,500 of which are located in Europe and Asia. We have workers’ councils representing the employees of our France, Germany, and Netherlands operations, and trade unions representing our employees in Italy and Sweden and elected employee representatives for our employees in the United Kingdom and Spain. Most of these European employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by unions or workers’ councils that must approve certain changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. The establishment of our shared services center in Hungary regarding related reductions in force is subject to discussion with and approval of certain of the workers councils. We believe that we have a generally good relationship with these councils and unions. We have entered into consultation processes under local laws at our Germany, France, Netherlands and Italy locations for, among other things, restructuring our operations and effecting reductions in force in connection with implementing our shared services center in Hungary. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

•	We operate retail stores in North America and we must effectively manage our cost structure, such as inventory needs, point of sales systems, personnel and lease expense.

We currently have 41 retail stores operating in North America at December 31, 2012.  The Company needs to effectively manage its cost structure including the additional inventory needs, retail point of sales IT systems, retail personnel and leased facilities.  Future growth in retail will also be dependent on the ability to attract customers and build brand loyalty.  The retail computer and consumer electronics business is highly competitive and has narrow gross margins.  If we fail to manage our growth and cost structure while maintaining high levels of service and meeting competitive pressures adequately, our business plan  may not be achieved and may lead to reduced profitability.

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

The computer and consumer electronics industry is highly price competitive and gross profit margins are narrow and variable.  The Company’s ability to further reduce prices in reaction to competitive pressure is limited.  Additionally, gross margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and/or price protection programs, product return rights, and product mix.  In 2012 pricing pressure continued to be prevalent in the markets we serve and we expect this to continue.  We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines.  If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

•
We would be exposed to liability, including substantial fines and penalties and, in extreme cases, loss of our ability to accept credit cards, in the event our privacy and data security policies and procedures are inadequate to prevent security breaches of our consumer personal information and credit card information records.

In processing our sales orders we often collect personal information and credit card information from our customers.  The Company has privacy and data security policies in place which are designed to prevent security breaches, however, if a third party or a rogue employee or employees are able to bypass our network security, “hack into” our systems or otherwise compromise our customers’ personal information or credit card information, we could be subject to liability.  This liability may include claims for identity theft, unauthorized purchases and claims alleging misrepresentation of our privacy and data security practices or other related claims.  While the Company believes it conforms to appropriate Payment Card Industry (“PCI”) security standards for its various businesses, any breach involving the loss of credit card information may lead to PCI related fines in the millions of dollars.  In the event of a severe breach, credit card providers may prevent our accepting of credit cards. Any such liability related to the aforementioned risks could lead to reduced profitability and damage our brand(s) and/or reputation.

•	Failure to protect the integrity, security and use of our customers’ information could expose us to litigation and materially damage our standing with our customers.

The use of individually identifiable consumer data is regulated at the state, federal and international levels and we incur costs associated with information security – such as increased investment in technology and the costs of compliance with consumer protection laws.  Additionally, our internet operations and website sales depends upon the secure transmission of confidential information over public networks, including the use of cashless payments.  While we have taken significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, the efforts of “hackers” and cyber criminals or other developments will prevent the compromise of our customer transaction processing capabilities and our customers’ personal data.  If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, operating results and financial condition and could subject us to litigation.

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

Our business depends largely on the efforts and abilities of certain key senior management.  The loss of the services of one or more of such key personnel could have a material adverse affect on our business and financial results.  We do maintain key man insurance policies on one of our executive officers, Lawrence P. Reinhold.

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

•
Our profitability can be adversely affected by changes in our income tax exposure due to changes in tax rates or laws, changes in our effective tax rate due to changes in the mix of earnings among different countries, restrictions on utilization of tax benefits and changes in valuation of our deferred tax assets and liabilities.

Changes in our income tax expense due to changes in the mix of U.S. and non-U.S. revenues and profitability, changes in tax rates or exposure to additional income tax liabilities could affect our profitability.  We are subject to income taxes in the United States and various foreign jurisdictions.  Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, restrictions on utilization of tax benefits, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments.  The carrying value of our deferred tax assets, which are primarily in the United States and the United Kingdom, is dependent on our ability to generate future taxable income in those jurisdictions.  In addition, the amount of income taxes we pay is subject to audit in our various jurisdictions and a material assessment by a tax authority could affect our profitability.

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

•	Concentration of Ownership and Control Limits Stockholders Ability to Influence Corporate Actions

Richard Leeds, Robert Leeds, and Bruce Leeds (each a director and executive officer of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control in excess of 70% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions.  Further, as a "controlled company" under NYSE rules,  the Company has elected to opt-out of certain New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board; the Company does however currently have an independent Audit, Compensation Committee and Corporate Governance and Nominating Committees.

•	Risk of Thin Trading and Volatility of our Common Stock Could Impact Stockholder Value

Our common stock is currently listed on the NYSE and is thinly traded. Volatility of thinly traded stocks is typically higher than the volatility of more liquid stocks with higher trading volumes. The trading of relatively small quantities of shares of common stock by our stockholders may disproportionately influence the price of those shares in either direction. This may result in volatility in our stock price and could exacerbate the other volatility-inducing factors described below. The market price of our common stock could be subject to significant fluctuations as a result of being thinly traded.

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

North America

As of December 31, 2012 we have six distribution centers in North America which aggregate approximately 2.0 million square feet, all of which are leased.  Our headquarters, administrative offices and call centers aggregate approximately 382,000 square feet, all of which are leased.  Our computer assembly facility is approximately 300,000 square feet and is owned by the Company and is currently available for sale.

The following table summarizes the geographic location of our North America stores at the end of 2012:

Location	Stores Open – 12/31/11	Store Openings/ (Store Closings)	Stores Open – 12/31/12
Delaware	2		2
Florida	18	(1)	17
Georgia	1		1
Illinois	5		5
North Carolina	2		2
Puerto Rico	1	1	2
Texas	7	(1)	6
Ontario, Canada	6		6
	42	(1)	41

All of our retail stores are leased.  The retail stores average 22,506 square feet.

Europe

As of December 31, 2012, we have five distribution centers in Europe which aggregate approximately 264,000 square feet.  Four of these, aggregating approximately 191,000 square feet, are leased; one distribution center of approximately 73,000 square feet is owned by the Company.  Our administrative offices and call centers aggregate approximately 330,000 square feet, of which 252,000 square feet are leased and 77,000 square feet are owned by the Company.

Asia

As of December 31, 2012, we leased administrative offices in Asia of approximately 58,000 square feet.

Please refer to Note 11 to the Consolidated Financial Statements for additional information about leased properties, including aggregate rental expense for these properties.

Item 3. Legal Proceedings.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the Company is being audited by the state of Texas regarding its claim that certain of the company’s consumer electronics e-commerce sales are subject to sales tax in Texas; the Company is defending this matter, believes it has strong defenses, and has established reserves for this matter. Results for year ended December 31, 2012 were positively impacted by approximately $7.6 million of which $2.6 million related to the favorable resolution of contingent liabilities which were recorded in the second quarter of 2012 and $5.0 million related to an insurance recovery relating to action taken by a former officer and director, and negatively impacted by $1.8 million of patent claim settlements with non-practicing entities which were recorded in the third and fourth quarter of 2012.

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

Audit Committee Investigation and Gilbert Fiorentino’s Resignation and Settlement.

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

On June 21, 2011 Systemax Inc. received notice that the Securities and Exchange Commission (“SEC”) has initiated a formal investigation into the matters discovered by the Audit Committee’s internal investigation. The Company fully cooperated with the SEC in its formal investigation and in February 2013 the SEC advised the Company that it had concluded its investigation and would not be recommending that any action be taken against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Systemax common stock is traded on the NYSE Euronext Exchange under the symbol “SYX.”  The following table sets forth the high and low closing sales price of our common stock as reported on the New York Stock Exchange for the periods indicated.

	High	Low
2012
First Quarter	$20.57	$16.33
Second Quarter	17.71	11.41
Third Quarter	12.80	10.60
Fourth Quarter	12.35	9.16

2011
First Quarter	$14.80	$12.25
Second Quarter	15.18	12.37
Third Quarter	17.01	11.90
Fourth Quarter	16.97	11.64

On December 29, 2012, the last reported sale price of our common stock on the New York Stock Exchange was $9.30 per share.  As of December 29, 2012, we had 186 shareholders of record.

On November 29, 2012, the Company’s Board of Directors declared a special dividend of $0.25 per share payable on December 21, 2012 to shareholders of record on December 12, 2012.  This special dividend is the fourth dividend we have paid since our initial public offering.

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

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.  The selected statement of operations data, excluding discontinued operations, for fiscal years 2012, 2011 and 2010 and the selected balance sheet data as of December 2012 and 2011 are derived from the audited consolidated financial statements which are included elsewhere in this report.  The selected balance sheet data as of December 2010, 2009 and 2008 and the selected statement of operations data for fiscal years 2009 and 2008 are derived from the audited consolidated financial statements of the Company which are not included in this report.

	Years Ended December 31,
	(In millions, except per share data)
	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$3,544.6	$3,680.6	$3,589.1	$3,163.0	$3,031.2
Gross profit	$488.1	$530.5	$489.5	$453.4	$456.3
Operating (loss) income from continuing operations	$(39.9)	$80.8	$68.8	$80.1	$101.6
Net income from continuing operations	$(8.0)	$54.6	$42.6	$49.2	$77.3
Per Share Amounts:
Net income (loss) — diluted	$(0.22)	$1.47	$1.13	$1.32	$2.05
Weighted average common shares — diluted	36.9	37.1	37.6	37.3	37.7
Cash dividends declared per common share	$0.25	$-	$-	$0.75	$1.00
Balance Sheet Data:
Working capital	$360.8	$354.8	$300.9	$250.1	$253.1
Total assets	$962.3	$889.7	$894.1	$816.9	$702.5
Long-term debt, excluding current portion	$5.3	$7.1	$7.4	$1.2	$1.4
Shareholders’ equity	$446.3	$454.3	$409.3	$364.7	$334.0

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in two reportable business segments — Technology Products and Industrial Products.

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe. Most of these products are manufactured by other companies; however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis.  Technology products accounted for 89%, 91% and 93% of our net sales in 2012, 2011 and 2010, respectively.

The Company conducted an evaluation of its Technology Products multi-brand United States consumer strategy and the intangible assets used in that strategy and concluded that the Company’s future North American consumer business would be optimized by consolidating its United States consumer operations under TigerDirect, its leading and largest brand.  This consolidation was effected in the fourth quarter of 2012 resulting in a write off of the intangible assets and goodwill of CompUSA and Circuit City of approximately $35.3 million.

The Company exited the PC manufacturing operations during the fourth quarter of 2012 after conducting an evaluation of its operations and concluded that the Company’s North American technology results will be enhanced by exiting the computer manufacturing business.  The exit resulted in a fourth quarter of 2012 asset write down of the carrying cost of the Company’s computer manufacturing facilities, related equipment and inventory of approximately $4.6 million.

The Company is opening a shared services center in Budapest, Hungary in 2013 to facilitate the continued growth of its European Technology Products business.  This new facility will provide certain administrative and back office services for the existing European business, will help drive operational efficiencies and better serve the Company’s pan-European operating strategy, and will serve as the sales location for future business in Eastern Europe. Exit, severance and start up costs to implement the facility together with other cost reduction initiatives in Europe, aggregated to $4.7 million in the fourth quarter of 2012.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 11%, 9% and 7% of our net sales in 2012, 2011 and 2010, respectively. In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

We exited the Software Solutions segment in June 2009.  One customer remained being serviced by the Company until the second quarter of 2012  The termination of this customer has resulted in all current and prior period results have for this business segment to be classified as discontinued operations.  See Note 12 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

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

The primary component of our operating expenses historically has been employee-related costs, which includes items such as wages, commissions, bonuses, employee benefits and stock option expenses. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

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
Revenue Recognition. We recognize product sales when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time of receipt by customers when title and risk of loss both are transferred, except in our Industrial Products segment where title and risk pass at time of shipment. Sales are presented net of returns and allowances, rebates and sales incentives.  Reserves for estimated returns and allowances are provided when sales are recorded, based on historical experience and current trends.

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

A change of 10% in our allowance for doubtful accounts reserve at December 31, 2012 would impact net income by approximately $0.6 million.

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

A change of 10% in our inventory reserves at December 31, 2012 would impact net income by approximately $1.0 million.

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

We have not made any material changes to our goodwill policy in the past three years and we do not anticipate making any material changes to this policy in the future.

We recorded goodwill and intangible impairment charges in 2012 (see below) and have approximately $11.1 million in goodwill and intangible assets at December 31, 2012.We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our remaining goodwill or intangible assets are impaired will change materially in the future. However if the inputs used in our discounted cash flow models or our forecasts are materially different than actual experience we could incur impairment charges that are material.

The Company conducted an evaluation of its Technology Products multi-brand United States consumer strategy and the intangible assets used in that strategy and concluded that the Company’s future North American consumer business would be optimized by consolidating its United States consumer operations under TigerDirect, its leading and largest brand.  As a result an impairment charge of approximately $35.3 million related to the trademarks, domain names and goodwill of CompUSA and Circuit City was taken in the fourth quarter of 2012.

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

A change of 10% in the carrying value of our long lived assets would impact net income by approximately $6.3 million.

Vendor Accruals. Our contractual agreements with certain suppliers provide us with funding or allowances for costs such as price protection, markdowns and advertising as well funds or allowances for purchasing volumes.

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

A change of 10% in our vendor accruals at December 31, 2012 would impact net income by approximately $1.6 million.

Accounting policy	Assumptions and uncertainties	Quantification and analysis of effect on actual results if estimates differ materially
 Income Taxes. We are subject to taxation from federal, state and foreign jurisdictions and the determination of our tax provision is complex and requires significant management judgment. We conduct operations in numerous U.S. states and foreign locations. Our effective tax rate depends upon the geographic distribution of our pre-tax income or losses among locations with varying tax rates and rules. As the geographic mix of our pre-tax results among various tax jurisdictions changes, the effective tax rate may vary from period to period. We are also subject to periodic examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We establish as needed, and periodically reevaluate, an estimated income tax reserve on our consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While management believes that we have identified all reasonably identifiable exposures and whether or not a reserve is appropriate, it is possible that additional exposures exist and/or that exposures may be settled at amounts different than the amounts reserved.

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

We do not believe it is reasonably likely that the estimates or assumptions used to determine our deferred tax assets and liabilities and related valuation allowances will change materially in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment. In 2012 we reversed approximately $15.1 million in valuation allowances against the deferred tax assets of our French subsidiary as a result of the subsidiary no longer being in a cumulative loss position.

A change of 5% in our effective tax rate at December 31, 2012 would impact net income by approximately $2.1 million.

Reorganization and other charges.  We have recorded reorganization, restructuring and other charges in the past and could in the future commence further reorganization, restructuring and other activities which result in recognition in charges to income.

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

For the year ended December 31, 2012 the Company recorded reorganization and other charges of approximately $46.3 million for reorganization, restructuring and asset impairment and other charges.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and requires that all items of net income, items of other comprehensive income and total comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this ASU in the first quarter of 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Highlights from 2012
The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	Sales declined 3.7%, 1.9% on a constant currency basis, to $3.5 billion in 2012 compared to 2011.
•	Business to business channel sales grew 5.1%, 8.0% on a constant currency basis, to $2.1 billion in 2012 over 2011.
•	Consumer channel sales declined 14.0%, 13.7% on a constant currency basis, to $1.5 billion in 2012 compared to 2011.
•	Movements in exchange rates negatively impacted European sales by approximately $57.6 million and Canadian sales by approximately $7.1 million.
•	Special one-time asset impairment charges of $35.3 million related to intangible assets and goodwill of CompUSA and Circuit City.
•	Special one-time asset write downs of $4.6 million related to the exit from the PC manufacturing business.

Results of Operations

Key Performance Indicators* (in millions):

	Years Ended December 31,
	2012	2011	% Change	2011	2010	% Change
Net sales by segment:
Technology Products	$3,137.6	$3,357.4	(6.5)%	$3,357.4	$3,336.9	0.6%
Industrial Products	401.9	319.9	25.6%	319.9	250.0	28.0%
Corporate and other	5.1	3.3	54.5%	3.3	2.2	50.0%
Consolidated net sales	$3,544.6	$3,680.6	(3.7)%	$3,680.6	$3,589.1	2.5%
Net sales by channel:
Business to business	$2,085.8	$1,984.4	5.1%	$1,984.4	$1,769.7	12.1%
Consumer	1,458.8	1,696.2	(14.0)%	1,696.2	1,819.4	(6.8)%
Consolidated net sales	$3,544.6	$3,680.6	(3.7)%	$3,680.6	3,589.1	2.5%
Consolidated gross margin	13.8%	14.4%	(0.6)%	14.4%	13.6%	0.8%
Consolidated SG&A costs**	$528.0	$449.7	17.4%	$449.7	$420.7	6.9%
Consolidated SG&A costs** as % of sales	14.9%	12.2%	2.7%	12.2%	11.7%	0.5%
Operating income (loss) from continuing operations by segment:**
Technology Products	$(47.2)	$68.0	(169.4)%	$68.0	$65.0	4.6%
Industrial Products	29.9	35.1	(14.8)%	35.1	24.1	45.6%
Corporate and other	(22.6)	(22.3)	(1.3)%	(22.3)	(20.3)	(9.9)%
Consolidated operating income (loss)	$(39.9)	$80.8	(149.4)%	$80.8	$68.8	17.4%
Operating margin from continuing operations by segment:**
Technology Products	(1.5)%	2.0%	(3.5)%	2.0%	1.9%	0.1%
Industrial Products	7.4%	11.0%	(3.6)%	11.0%	9.6%	1.4%
Consolidated operating margin from continuing operations	(1.1)	2.2%	(3.3)%	2.2%	1.9%	0.3%
Effective income tax rate	80.8%	30.9%	49.9%	30.9%	35.6%	(4.7)%
Net income (loss) from continuing operations	$(8.0)	$54.6	(114.7)%	$54.6	$42.6	28.2%
Net margin from continuing operations	(0.2)%	1.5%	(1.7)%	1.5%	1.2%	0.3%

*	excludes discontinued operations
**	includes special charges (gains), net (See Note 7 of Notes to Consolidated Financial Statements).

NET SALES

SEGMENTS:

The Technology Products net sales decrease is attributable to weakness in North American consumer web, television and retail store sales which were only partially offset by our European business to business sales growth. We have made a number of investments in the European market to better capitalize on the opportunities we see in those existing markets and we have built out our European team to support anticipated growth.  On a constant currency basis, sales declined 4.6% or $155.2 million.

The Industrial Products net sales increase in 2012 is attributable to increased product offerings on the Company’s websites, including the recently opened Canadian website, and the addition of business to business sales personnel to strengthen our sales teams.

The Technology Products net sales increase in 2011 compared to 2010 is attributable to the effects of currency movements and improved business to business sales offset by decreased consumer channel sales.  On a constant currency basis, sales declined 1.0% or $33.5 million. This decline is due to lower sales in certain geographies, primarily North America and certain channels, primarily unassisted web and television shopping.  The Industrial Products segment net sales increase in 2011 compared to 2010 is attributable to more products offered on the Company’s website and the addition of new sales personnel.

CHANNEL SALES:

The increase in consolidated business to business channel sales was driven by the Industrial Products segment’s additional products offered and new product categories on the Company’s website and addition of sales personnel. On a constant currency basis, worldwide business to business channel sales grew 8.0%.

The decline in consolidated consumer-channel sales resulted from softness in television shopping, internet and retail stores in North America. Consumer-channel sales declines were primarily the result of declines in sales of personal computers and televisions, driven by both volume and selling price erosion.  On a constant currency basis, worldwide consumer channel sales declined 14.8%.

The worldwide business to business channel sales increase in 2011 resulted primarily from the Industrial Products segment’s additional product lines and the addition of business to business sales personnel in both the Technology Products and Industrial Products segments. On a constant currency basis, worldwide business to business channel sales grew 9.7% in 2011.  The worldwide consumer-channels, defined as revenues from retail stores, consumer websites, inbound call centers and shopping channels, decline resulted primarily from European and North American unassisted web and television shopping sales. On a constant currency basis, worldwide consumer channel sales declined 7.4% in 2011.

The Company exited the Software Solutions segment in June 2009.  One customer remained being served by the Company until the second quarter of 2012.  The termination of this customer has resulted in all prior period results for this business segment to be classified as discontinued operations in the second quarter of 2012.

GROSS MARGIN

The consolidated gross margin decrease in 2012 is due to increased promotional freight campaigns and competitive pricing pressures within our North American Technology business offset by changes in the segment and channel mix, with Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage to gross profit dollars.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

The consolidated gross margin increase in 2011 was due to changes in the segment and channel mix, with Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage to gross profit dollars. Modest improvements in our freight margin in Technology Products contributed to the improved margin from our ongoing freight and logistics initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The selling, general and administrative expenses increase in 2012 primarily resulted from the increased Industrial Products sales volume and increases in facility and other operating costs related to the Industrial Products segment compared to 2011.  Significant expense increases include approximately $4.5 million of increased payroll and related costs due to additional contract labor expenses, approximately $2.3 million in expenses related to ongoing sales tax and other regulatory audits in our North American Technology business; additional rent and related costs of approximately $1.4 million due to the opening of a new distribution center in the Industrial Products segment and new sales and administrative offices in the United Kingdom, approximately $6.9 million of reduced vendor co-operative funding partially offset by savings in catalog and store advertising costs, and increased internet advertising of $11.4 million.  The Company incurred approximately $0.6 million of additional depreciation and amortization compared to 2011 due to the addition of our Industrial Products segment distribution center and extensive data storage upgrades and fabrication materials acquired in that segment.

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

SPECIAL CHARGES (GAINS), NET

The Company recorded net special charges of approximately $46.3 million primarily related to asset impairment charges of $39.9 million in the North American Technology Products business which includes the write off of $35.3 million of intangible assets and goodwill of CompUSA and Circuit City and $4.6 million related to the closing of the Company’s computer manufacturing location.  The North American Technology Products business also incurred $0.5 million of severance costs related to the exit from the computer manufacturing business as well as $1.8 million related to patent settlements with non-practicing entities (see Notes 2 and 7 of the Notes to Consolidated Financial Statements).  These charges were partially offset by net recoveries of $3.9 million for litigation costs and settlements related to a former officer and director of the Company.  There were also $8.0 million of severance related charges incurred in the Technology Products business and the Industrial Products segment.

In 2011 the Company recorded a net special gain of approximately $5.6 million primarily related to the investigation and settlement with a former officer and director of the Company (see Note 8 of the Notes to Consolidated Financial Statements).  A special gain of approximately $8.4 million related to the Settlement Agreement was recorded in the second quarter of 2011.  This gain was partially offset by charges for related investigative, legal and professional fees of approximately $2.8 million for the year.

OPERATING MARGIN

The decline in Technology products operating margin was primarily due to $39.9 million of asset impairment charges, $6.4 million of severance and other reorganization related charges, $1.8 million of patent settlements with non-practicing entities offset by net recoveries of $3.9 million for litigation costs and settlements related to a former officer and director of the Company.  Excluding these net charges, Technology Products operating margin would have declined compared to 2011 due to the soft demand for personal computers and consumer electronics, a decline in vendor co-operative funding within the North America technology business, and lower sales and gross profit to cover fixed selling, general and administrative expenses, partially offset by continued strength in business to business operations.

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

The decline in Industrial Products operating margin was due to a shift towards drop shipped products which tend to lower consolidated profit margins, a decline in freight margins, costs incurred for the new distribution and call center which opened in the second quarter 2012, and sales and other personnel costs as the segment continues to expand into newer product categories.

Industrial products operating margin increased 140 basis points in 2011 due to increased demand for the segment’s various products, the availability of additional products on the Company’s websites and in its catalogs and additional sales personnel.

The increase in Corporate and other loss primarily resulted from increased overhead expenses. Corporate and other operating costs increased 13.2% during 2011 primarily as a result of increased personnel costs and increased tax and accounting fees offset by savings in general consulting fees.

The discontinued operations of Software Solutions incurred a loss of approximately $0.3 million, $0.2 million and $0.0 million, net of tax, for the years ended December 31, 2012, 2011 and 2010, respectively.

INTEREST EXPENSE

Interest expense was $1.7 million, $2.2 million, and $1.8 million for 2012, 2011 and 2010, respectively. The interest expense decrease is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.  The increase in 2011 compared to 2010 is primarily the result of a full year of interest on the Recovery Zone Bond entered into to finance the equipment for the second Technology Products distribution center opened in 2010.

INCOME TAXES

The Company’s effective tax rate was an 80.8% benefit in 2012 as compared to a 30.9% provision in 2011. The tax benefit in 2012 is primarily due to the reversal of approximately $15.1 million of valuation allowances against deferred tax assets of the Company’s French subsidiary as a result of the subsidiary no longer being in a cumulative loss position and operating losses in the United States, including impacts of the asset impairment charges recorded.

The effective tax rate in 2011 was 30.9% compared to 35.6% in 2010. The lower tax rate in 2011 is primarily the result of the company’s France operations having sufficient income to partially utilize net operating loss carryforwards that had a full valuation allowance applied.

Seasonality

The Company’s  fourth quarter has represented a greater portion of annual sales than historically.  Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The following table sets forth the net sales seasonality, excluding discontinued operations, for each of the quarters since January 1, 2010 (amounts in millions).

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Net sales	$913.6	$849.5	$846.3	$935.2
Percentage of year’s net sales	25.8%	24.0%	23.9%	26.3%

2011
Net sales	$929.8	$872.2	$900.2	$978.4
Percentage of year’s net sales	25.3%	23.7%	24.4%	26.6%

2010
Net sales	$914.9	$806.0	$862.6	$1,005.6
Percentage of year’s net sales	25.5%	22.5%	24.0%	28.0%

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2012	2011	$ Change
Cash	$150.7	$97.3	$53.4
Accounts receivable, net	$297.4	$269.0	$28.4
Inventories	$367.2	$372.2	$(5.0)
Assets available for sale	$2.3	$-	$2.3
Prepaid expenses and other current assets	$21.2	$18.2	$3.0
Accounts payable	$405.3	$336.5	$68.8
Accrued expenses and other current liabilities	$83.5	$72.4	$11.1
Current portion of long term debt	$2.8	$2.6	$0.2
Working capital	$360.8	$354.8	$6.0

Our primary liquidity needs are to support working capital requirements in our business, including working capital for the exit from the PC manufacturing business, opening a shared services center in Hungary, reorganizing our European operations, including separation costs, the new distribution and call center for our Industrial Products segment, funding capital expenditures, including those related to our retail stores and information technology systems, implementing new inventory and warehouse functions in Europe, continued investment in upgrading and expanding our technological capabilities, repaying outstanding debt, special dividends declared by our Board of Directors and acquisitions. We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increase in 2012 is primarily the result of increased cash, accounts receivable, and prepaid balances offset by increased accounts payable, accrued expenses and other current liabilities balances compared to 2011.  Accounts receivable days outstanding were at 29.0 in 2012 up from 27.0 in 2011. We expect that future accounts receivable and inventory balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash provided by operating activities from continuing operations was $75.4 million, $18.4 million, and $64.7 million during 2012, 2011, and 2010, respectively.  The increase in cash provided by operating activities in 2012 compared to 2011 resulted from a $104.2 million increase in our working capital accounts, primarily the result of increased payable balances at year end offset by a $47.2 million decrease in net income adjusted by non-cash items, such as asset impairment charges, depreciation and provision for deferred income taxes.  The decrease in cash provided by operating activities in 2011 compared to 2010 resulted from changes in our working capital accounts which used $49.2 million offset by a $2.9 million increase in net income adjusted by other non-cash items, such as depreciation expense.  Net cash used in operating activities from discontinued operations during 2012 and 2011 was $0.4 million and $0.2 million, respectively and net cash provided by discontinued operations in 2010 was $0.2 million.

Net cash used in investing activities from continuing operations was $12.0 million for 2012 and were for warehouse racking systems for the new distribution center, network upgrades, fabrication equipment, expenditures for a new retail store opening, upgrades and enhancements to our information and communications systems hardware. In 2011, net cash used in investing activities was $12.3 million, primarily for upgrades and enhancements to our information and communication systems hardware and software and expenditures in retail stores in North America. In 2010, net cash used in investing activities was $24.7 million, primarily for capital expenditures including expenditures for the second North American distribution center for the Technology Products segment.

Net cash used in financing activities from continuing operations was $11.1 million in 2012, $0.5 million in 2011 and $4.5 million in 2010.  In 2012, we paid a special dividend of $9.1 million and repaid approximately $2.8 million of capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.8 million.  In 2011, we borrowed and repaid approximately $10.9 million from revolving credit and short term debt facilities. We repaid approximately $2.5 million in capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.5 million and we received proceeds of approximately $1.5 million from the Recovery Zone Facility Bond.  In 2010, we borrowed and repaid approximately $261.7 million against our credit facilities. We repaid approximately $13.2 million in short term debt and approximately $1.3 million in capital lease obligations and received proceeds of approximately $7.9 million from the Recovery Zone Facility Bond. Net proceeds and excess tax benefits from stock option exercises provided approximately $2.1 million of cash. Net cash used in financing activities from discontinued operations was $0 million, $0.2 million and $0.2 million for 2012, 2011 and 2010, respectively.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 2015. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of December 31, 2012, eligible collateral under this agreement was $110.6 million, total availability was $104.6 million, total outstanding letters of credit were $6.0 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of December 31, 2012.

The Company’s WStore subsidiary maintained a revolving credit agreement with a financial institution in France which was secured by WStore accounts receivable balances.  This credit facility was terminated by the Company on June 9, 2012.  Available amounts for borrowing under this facility included all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bonds were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As a result of the capital lease treatment for this transaction, the leased equipment is included in property, plant and equipment in the Company’s consolidated balance sheet.  As of December 31, 2012, the Company had $5.9 million outstanding against this financing facility.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. In 2013 we anticipate capital expenditures of approximately $15.6 million, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/ or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. In addition we anticipate cash needs for implementation of the financial systems.  We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2012, all of our investments had maturities of less than three months.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expire at various dates through 2032.  We have sublease agreements for unused space we lease in the United Kingdom.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2012 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$9.7	3.3	6.2	0.2	-

Non-cancelable operating leases, net of subleases	233.3	28.4	75.3	59.3	70.3

Purchase & other obligations	46.8	28.2	9.6	9.0	-

Total contractual obligations	$289.8	59.9	91.1	68.5	70.3

Our purchase and other obligations consist primarily of certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $6.0 million of standby letters of credit outstanding as of December 2012.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2012, the Company had no material uncertain tax positions.

In January 2013, the Company entered into a lease for the European Technology Products segment’s shared services center.  The facility, located in Budapest, Hungary, is approximately 52,000 square feet and is leased through March 2023.  The following table details the contractual obligations related to this lease (in millions):

	Payments due by period
	2013	2014	2015	2016	2017	After 2017
Shared services center operating lease	$0.3	$0.9	$1.1	$1.1	$1.1	$5.5

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally British Pounds Sterling, European Union Euros and Canadian Dollars) as measured against the U.S. Dollar and each other.

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars. Sales would have fluctuated by approximately $140.0 million and pretax income would have fluctuated by approximately $4.0 million if average foreign exchange rates changed by 10% in 2012. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2012 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities. As of December 31, 2012, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, a copy of which is included in this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders. (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.	Consolidated Financial Statements of Systemax Inc.	Reference

	Reports of Ernst & Young LLP Independent Registered Public Accounting Firm	38
	Consolidated Balance Sheets as of December 31, 2012 and 2011	40
	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	41
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	42
	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	43
	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2012, 2011 and 2010	45
	Notes to Consolidated Financial Statements	46

2.	Financial Statement Schedules:

	The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

	Schedule II — Valuation and Qualifying Accounts	60

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
10.6
Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.7
First Amendment to Lease Agreement dated September 20, 1998 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998)

10.8
Second Amendment to Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007)

10.9
Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago (Trustee for the original landlord) and Walsh, Higgins & Company (Contractor) (“Naperville Illinois Facility Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052)

10.10
First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.11
Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998)

10.12
First Amendment, dated as of September 5, 2003, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2010)

10.13
Second Amendment, dated March 22, 2007, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2010)

10.14
Third Amendment, dated as of June 26, 2009, to the Lease Agreement between Tiger Direct, Inc. and Mota Associates Limited Partnership (successor in interest to landlord Keystone Miami Property Holding Corp.) (Miami facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2010)

10.15
Lease agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.16
First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005)

10.18	Employment Agreement, dated as of October 3, 2011, between Systemax Inc. and David Sprotsy* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2011)
10.19
Executive Directors Service Agreement, dated December 15, 2011, between Misco UK Limited and Perminder Dale* (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2011)

10.20
Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold*(incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006)

10.21
Amendment No.1, dated December 30, 2009, to the Employment Agreement between the Company and Lawrence P. Reinhold* (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009)

10.25
Second Amended and Restated Credit Agreement, dated as of October 27, 2010, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, J.P. Morgan Europe Limited, as UK Administrative Agent, J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 2, 2010)

10.26
Amendment No. 1 and Waiver, dated as of December 15, 2011, to the Second Amended and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, J.P. Morgan Europe Limited, as UK Administrative Agent and the lenders from time to time party thereto (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2011)

10.27
Lease Agreement, dated as of September 1, 2010, among Development Authority of Jefferson,  Georgia, GE Government Finance Inc. and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010)

10.28
Corporate Guaranty and Negative Pledge Agreement, dated as of September 1, 2010, among Systemax Inc., Development Authority of Jefferson, Georgia and GE Government Finance Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).

10.29
Escrow Agreement, dated as of September 1, 2010, among Marshall & Ilsley Trust Company, N.A. (as escrow agent), GE Government Finance Inc., Development Authority of Jefferson, Georgia and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010)

10.30
Lease Agreement, dated February 27, 2012 between PR I Washington Township NJ, LLC as Landlord and Global Equipment Company Inc. as Tenant (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012)

10.31	Form of 2010 Long Term Incentive Plan* (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010)
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of August, 2012) (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ RICHARD LEEDS

Richard Leeds
Chairman and Chief Executive Officer

Date: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	March 14, 2013
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman and Director	March 14, 2013
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 14, 2013
Robert Leeds

Executive Vice President, Chief Financial
/s/ LAWRENCE P. REINHOLD	Officer	March 14, 2013
Lawrence P. Reinhold	and Director
(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 14, 2013
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT D. ROSENTHAL	Director	March 14, 2013
Robert D. Rosenthal

/s/ STACY DICK	Director	March 14, 2013
Stacy Dick

/s/ MARIE ADLER-KRAVECAS	Director	March 14, 2013
Marie Adler-Kravecas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited the accompanying consolidated balance sheets of Systemax Inc. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed and unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited Systemax Inc. and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Systemax Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 14, 2013

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2012	2011

ASSETS:
Current assets:
Cash	$150.7	$97.3
Accounts receivable, net of allowances of $15.5 and $14.7	297.4	269.0
Inventories	367.2	372.2
Assets available for sale	2.3	-
Prepaid expenses and other current assets	21.2	18.2
Deferred income taxes	13.6	9.6
Total current assets	852.4	766.3

Property, plant and equipment, net	63.0	70.7
Deferred income taxes	30.2	-
Goodwill and intangibles	11.1	47.8
Other assets	5.6	4.9

Total assets	$962.3	$889.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$405.3	$336.5
Accrued expenses and other current liabilities	83.5	72.4
Current portion of long term debt	2.8	2.6
Total current liabilities	491.6	411.5

Long term debt	5.3	7.1
Deferred income taxes	-	2.3
Other liabilities	19.1	14.5
Total liabilities	516.0	435.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,861,992 and 38,861,992 shares; outstanding 36,554,972 and 36,398,523 shares	0.4	0.4
Additional paid-in capital	183.0	180.5
Treasury stock at cost —2,307,020 and 2,463,496 shares	(28.6)	(30.5)
Retained earnings	290.5	307.9
Accumulated other comprehensive gain (loss)	1.0	(4.0)
Total shareholders’ equity	446.3	454.3

Total liabilities and shareholders’ equity	$962.3	$889.7

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$3,544.6	$3,680.6	$3,589.1
Cost of sales	3,056.5	3,150.1	3,099.6
Gross profit	488.1	530.5	489.5
Selling, general and administrative expenses	481.7	455.3	416.4
Special (gains) charges, net	46.3	(5.6)	4.3
Operating income (loss) from continuing operations	(39.9)	80.8	68.8
Foreign currency exchange loss	0.3	1.0	1.7
Interest and other income, net	(0.3)	(1.4)	(0.8)
Interest expense	1.7	2.2	1.8
Income (loss) from continuing operations before income taxes	(41.6)	79.0	66.1
Provision for (benefit from) income taxes	(33.6)	24.4	23.5
Income (loss) from continuing operations	(8.0)	54.6	42.6
Loss from discontinued operations, net of tax	(0.3)	(0.2)	(-)
Net income	$(8.3)	$54.4	$42.6

Income (loss) from continuing operations per common share:
Basic	$(0.22)	$1.48	$1.15
Diluted	$(0.22)	$1.47	$1.13
Net income (loss) per common share:
Basic	$(0.22)	$1.48	$1.15
Diluted	$(0.22)	$1.47	$1.13

Weighted average common and common equivalent shares:
Basic	36.9	36.8	37.0
Diluted	36.9	37.1	37.6

Dividends declared	$0.25	-	-

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(8.3)	$54.4	$42.6
Other comprehensive income (loss):
Foreign currency translation	5.0	(2.8)	(2.6)
Total comprehensive income (loss)	$(3.3)	$51.6	$40.0

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(8.0)	$54.6	$42.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.0	17.5	14.5
Asset impairment charges	39.9	-	-
Provision for deferred income taxes	(36.6)	0.2	4.6
Provision for returns and doubtful accounts	5.0	3.2	3.3
Compensation expense related to equity compensation plans	4.1	1.9	2.5
Return of common stock-special gain	-	(7.9)	-
Excess tax benefit from exercises of stock options	(0.5)	(0.2)	(1.1)
Loss on dispositions and abandonment	0.3	0.1	0.1

Changes in operating assets and liabilities:
Accounts receivable	(25.4)	(0.4)	(45.1)
Inventories	5.0	(4.1)	(5.9)
Prepaid expenses and other current assets	(18.7)	(4.5)	6.4
Income taxes payable (receivable)	12.9	4.8	(3.3)
Accounts payable, accrued expenses and other current liabilities	79.4	(46.8)	46.1
Net cash provided by operating activities from continuing operations	75.4	18.4	64.7
Net cash (used in) provided by operating activities from discontinued operations	(0.4)	(0.2)	0.2
Net cash provided by operating activities	75.0	18.2	64.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12.1)	(12.3)	(24.7)
Proceeds from disposals of property, plant and equipment	0.1	-	-
Net cash used in investing activities	(12.0)	(12.3)	(24.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility and short term debt	-	10.9	261.7
Repayments of borrowings on credit facility and short term debt	-	(10.9)	(274.9)
Proceeds from recovery zone bond	-	1.5	7.9
Repayments of capital lease obligations	(2.8)	(2.5)	(1.3)
Dividends paid	(9.1)	-	-
Proceeds from issuance of common stock	0.3	0.3	1.0
Excess tax benefit from exercises of stock options	0.5	0.2	1.1
Net cash used in financing activities from continuing operations	(11.1)	(0.5)	(4.5)
Net cash used in financing activities from discontinued operations	-	(0.2)	(0.2)
Net cash used in financing activities	(11.1)	(0.7)	(4.7)

EFFECTS OF EXCHANGE RATES ON CASH	1.5	-	(1.7)

NET INCREASE IN CASH	53.4	5.2	33.8
CASH – BEGINNING OF YEAR	97.3	92.1	58.3

CASH – END OF YEAR	$150.7	$97.3	$92.1
Supplemental disclosures:
Interest paid	$1.4	$1.7	$1.3
Income taxes paid	$11.4	$19.2	$21.7
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$1.3	$2.4	$9.4

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Balances, December 31, 2009	36,451	$0.4	$180.5	$(28.5)	$210.9	$1.4
Stock-based compensation expense			2.4
Issuance of restricted stock	106		(0.4)	1.2
Restricted stock withheld for employee taxes	(36)		(0.4)	(0.4)
Exercise of stock options	234		(1.8)	2.8
Income tax benefit on stock-based compensation			1.2
Change in cumulative translation adjustment						(2.6)
Net income					42.6
Balances, December 31, 2010	36,755	$0.4	$181.5	$(24.9)	$253.5	$(1.2)
Stock-based compensation expense			1.8
Issuance of restricted stock	126		(1.4)	1.5
Exercise of stock options	68		(0.5)	0.8
Return of Common Stock	(550)			(7.9)
Surrender of fully vested options			(1.1)
Income tax benefit on stock-based compensation			0.2
Change in cumulative translation adjustment						(2.8)
Net income					54.4
Balances, December 31, 2011	36,399	$0.4	$180.5	$(30.5)	$307.9	$(4.0)
Stock-based compensation expense			4.0
Issuance of restricted stock	47		(0.4)	0.6
Exercise of stock options	109		(1.0)	1.3
Surrender of fully vested options			(0.7)
Income tax benefit on stock-based compensation			0.6
Change in cumulative translation adjustment						5.0
Dividends Paid					(9.1)
Net income (loss)					(8.3)
Balances, December 31, 2012	36,555	$0.4	$183.0	$(28.6)	$290.5	$1.0

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Assets available for sale — Assets available for sale consist of our ISO-9001: 2008 certified PC manufacturing facility located in Fletcher, Ohio, including land and land improvements.  The cost of the land, land improvements and building has been adjusted to fair market value.

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

Goodwill and intangible assets — Goodwill represents the excess of the cost of acquired assets over the fair value of assets acquired. The Company tests goodwill and intangibles for impairment annually or more frequently if indicators of impairment exist. The Company assesses the carrying value of its definite-lived intangible assets if circumstances indicate that those values may not be recoverable. In addition, goodwill is required to be tested for impairment after a portion of the goodwill is allocated to a business targeted for disposal. The Company’s identifiable intangible assets consist of trademarks, trade and domain names, technology, retail leases and customer lists (See Note 2). The Company conducted an evaluation of its Technology Products multi-brand United States consumer strategy and the intangible assets used in that strategy and concluded that the Company’s future North American consumer business would be optimized by consolidating its United States consumer operations under TigerDirect, its leading and largest brand.  As a result an impairment charge of approximately $35.3 million related to the trademarks, domain names and goodwill of CompUSA and Circuit City was taken in the fourth quarter of 2012.

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

Revenue Recognition and Accounts Receivable — The Company recognizes sales of products, including shipping revenue, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is received by the customers when title and risk of loss have transferred except in our Industrial Products segment where title and risk pass at time of shipment. Allowances for estimated subsequent customer returns, rebates and sales incentives are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales. Revenue from extended warranty and support contracts on the Company’s assembled PCs is deferred and recognized over the contract period. The Company evaluates collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit rating and provides a reserve for accounts that are potentially uncollectible. Trade receivables are generally written off once all collection efforts have been exhausted. Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns.

Advertising Costs — Expenditures for internet, television, local radio and newspaper advertising are expensed in the period the advertising takes place. Catalog preparation, printing and postage expenditures are amortized over the period of catalog distribution during which the benefits are expected, generally one to four months.

Net advertising expenses were $57.7 million, $40.2 million and $31.7 million during 2012, 2011 and 2010, respectively, and are included in the accompanying consolidated statements of operations. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $47.8 million, $59.4 million and $65.6 million during 2012, 2011 and 2010, respectively.

Prepaid expenses as of December 2012 and 2011 include deferred advertising costs of $1.5 million and $1.7 million, respectively which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Stock based compensation — The Company recognizes the fair value of share based compensation in the consolidated statement of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award.

Net Income Per Common Share – Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was zero for the year ended December 31, 2012 and 0.3 million and 0.6 million for the years ended December 31, 2011 and 2010, respectively. The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.0 million for the year December 31, 2012 and 0.1 million and 0.2 million for the years ended December 31, 2011 and 2010, respectively. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was  1.1 million for the year ended December 31, 2012 and 0.8 million and 0.7 million for the years ended December 31, 2011 and 2010, respectively, due to their antidilutive effect.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service.  The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to such plans was approximately $1.0 million, $1.0 million and $0.9 million in 2012, 2011 and 2010, respectively.

Fair Value Measurements - Financial instruments consist primarily of investments in cash, trade accounts receivable debt and accounts payable.  The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices.  At December 31, 2012 and 2011, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company’s debt is considered to representative of its fair value because of its variable interest rate.

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

Significant Concentrations- Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, and accounts receivable.  The Company’s excess cash balances are invested with money center banks.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base.  The Company also performs on-going credit evaluations and maintains allowances for potential losses as warranted.

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors.  In 2012, no vendor accounted for 10% of more of our purchases.  One vendor accounted for 11.5% and 10.0% of our purchases in 2011 and 2010, respectively.  The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and requires that all items of net income, items of other comprehensive income and total comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this ASU in the first quarter of 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

2.	GOODWILL AND INTANGIBLES

The Company conducted an evaluation of its Technology Products multi-brand United States consumer strategy and the intangible assets used in that strategy and concluded that the Company’s future North American consumer business would be optimized by consolidating its United States consumer operations under TigerDirect, its leading and largest brand.  As a result an impairment charge of approximately $35.3 million related to the trademarks, domain names and goodwill of CompUSA and Circuit City was taken in the fourth quarter of 2012.

Goodwill:

The following table provides information related to the carrying value of goodwill (in millions):

	December 31,	December 31,
	2012	2011
Balance January 1	$3.3	$3.3
Impairment charges	(0.9)	-
Balance December 31	$2.4	$3.3

For the year ended December 31, 2012, the Company incurred one-time impairment charges related to goodwill of approximately $0.9 million.  This impairment charge was recorded in the Consolidated Statements of Operations as special charges within the Technology Products segment.

Indefinite-lived intangible assets:

The following table summarizes information related to indefinite-lived intangible assets (in millions):

	Gross Carrying Amount: Trademarks	Gross Carrying Amount: Domain Names
Balance January 1	$24.1	$14.7
Impairment charges	(18.7)	(14.7)
Balance December 31	$5.4	$-

For the year ended December 31, 2012, the Company incurred one-time impairment charges related to indefinite-lived intangible assets of approximately $33.4 million.  This impairment charge was recorded in the Consolidated Statements of Operations as special charges within the Technology Products segment.

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31,		December 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Retail store leases	$3.4	$1.3	$3.4	$1.0
Client lists	2.6	1.7	5.9	3.1
Technology	1.0	0.7	1.0	.5
Total	$7.0	$3.7	$10.3	$4.6

For the year ended December 31, 2012, the Company incurred one-time impairment charges related to definite-lived intangible assets of approximately $1.0 million.  This impairment charge was recorded in the Consolidated Statements of Operations as special charges within the Technology Products segment

The aggregate amortization expense for these intangibles was approximately $1.4 million in 2012. The estimated amortization for future years ending December 31 is as follows (in millions):

2013	$1.0
2014	0.8
2015	0.3
2016 and after	1.2
Total	$3.3

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2012	2011
Land and buildings	$19.4	$27.7
Furniture and fixtures, office, computer and other equipment and software	133.1	131.6
Leasehold improvements	30.6	27.2
	183.1	186.5
Less accumulated depreciation and amortization	120.1	115.8
Property, plant and equipment, net	$63.0	$70.7

Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2012	2011
Furniture and fixtures, office, computer and other equipment	$17.4	$17.2
Less: Accumulated amortization	9.4	7.8
	$8.0	$9.4

Depreciation charged to operations for property, plant and equipment including capital leases in 2012, 2011, and 2010 was $16.6 million, $15.9 million and $12.9 million, respectively.

4.	CREDIT FACILITIES

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of December 31, 2012, eligible collateral under this agreement was $110.6 million, total availability was $104.6 million, total outstanding letters of credit were $6.0 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of December 31, 2012.

The Company’s WStore subsidiary maintained a revolving credit agreement with a financial institution in France which was secured by WStore accounts receivable balances. This credit facility was terminated by the Company on June 9, 2012.  Available amounts for borrowing under this facility included all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.

The weighted average interest rate on short-term borrowings was 4.3%, 4.5%, and 3.5% in 2012, 2011 and 2010, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2012	2011
Payroll and employee benefits	$29.7	$32.5
Freight	4.0	3.1
Advertising	9.0	7.6
Sales and VAT tax payable	9.7	5.3
Income taxes payable	5.1	4.7
Other	26.0	19.2
	$83.5	$72.4

6.	LONG-TERM DEBT

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bond proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As of December 31, 2012, there was $5.9 million outstanding against this financing facility.

Long-term debt consists of (in millions):

	December 31,
	2012	2011
Capitalized equipment lease obligations	$8.1	$9.7
Less: current portion	2.8	2.6
	$5.3	$7.1

The aggregate maturities of long-term debt outstanding at December 31, 2012 are as follows (in millions):

	2013	2014	2015	2016	2017
Maturities	$2.8	$2.5	$2.2	$0.6	$-

7.	SPECIAL CHARGES (GAINS), NET

The Company’s Industrial Products segment incurred severance, personnel and other exit costs related to the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger distribution and call center in the second quarter of 2012.  These costs were recorded as special charges within the Industrial Products segment.  The balance of the restructuring reserves is included in the Consolidated Balance Sheet within accrued expenses and other current liabilities and other liabilities. The Company anticipates incurring minimal additional costs related to this facility closing and relocation.

The following table details the associated liabilities incurred related to this plan (in millions):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2012	$-	$-	$-
Charged to expense	0.3	1.9	2.2
Paid or otherwise settled	(0.1)	(0.3)	(0.4)
Balance December 31, 2012	$0.2	$1.6	$1.8

The Company’s North America Technology Products segment incurred $35.3 million of one-time impairment charges related to certain intangible assets and goodwill of CompUSA and Circuit City in the fourth quarter of 2012 (See Note 2 of Notes to Consolidated Financial Statements), costs associated with senior staffing changes for which no future services will be rendered, and additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director and in pursuing related matters.  The legal and professional fees and restructuring costs, for the year ended December 31, 2012, were approximately $2.2 million and were offset by a $5.0 million insurance recovery relating to action taken by a former officer and director.  The Company also incurred $1.8 million of patent settlements with non-practicing entities.  These costs were recorded as special charges in the Technology Products segment.

The Company’s North America Technology Products segment also incurred severance and other exit costs and asset write downs of approximately $0.5 million and $4.6 million, respectively, related to the exit from the PC manufacturing business in the fourth quarter of 2012.  These costs were recorded as special charges in the Technology Products segment. The balance of the exit costs of $0.5 million is included in the Consolidated Balance Sheet within accrued expenses and other current liabilities. The Company anticipates incurring minimal additional costs related to this facility closing.

The Company’s European Technology Products segment incurred severance and other exit costs related to workforce reductions in order to implement the shared services center in Europe.  These costs, incurred in the fourth quarter of 2012, were approximately $4.7 million and were included as special charges.  The balance of the restructuring reserves is included in the Consolidated Balance Sheet within accrued expenses and other current liabilities. The Company anticipates incurring additional costs related to this restructuring..

The following table details the associated liabilities incurred related to this plan (in millions):

Severance and Other Exit Costs
Balance January 1, 2012	$-
Charged to expense	4.7
Paid or otherwise settled	(0.9)
Balance December 31, 2012	$3.8

8.	SETTLEMENT AGREEMENT

Audit Committee Investigation and Gilbert Fiorentino’s Resignation and Settlement.

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

On June 21, 2011 Systemax Inc. received notice that the Securities and Exchange Commission (“SEC”) had initiated a formal investigation into the matters discovered by the Audit Committee’s internal investigation. The Company fully cooperated with the SEC in its formal investigation and  in February_2013, the SEC advised the Company that it had concluded its investigation and would not be recommending that any action be taken against the Company.

9.	SHAREHOLDERS’ EQUITY

Stock based compensation plans

The Company currently has five equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 25,359 options were outstanding under this plan as of December 31, 2012.

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 12,250 options were outstanding under this plan as of December 31, 2012.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted on October 25, 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. The Company increased the number of shares that may be granted under this plan to a maximum of 7,500,000 from 5,000,000 shares. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. The ability to grant new awards under this plan ended on December 31, 2009 but awards granted prior to such date continue until their expiration.  A total of 607,950 options were outstanding under this plan as of December 31, 2012.

The 2006 Stock Incentive Plan For Non-Employee Directors - This plan, adopted by the Company’s stockholders on October 11, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 15,000 options were outstanding under this plan as of December 31, 2012.

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted on April 23, 2010 with substantially the same terms and provisions as the 1999 Long-term Stock Incentive Plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 692,500 options and 420,000 restricted stock units were outstanding under this plan as of December 31, 2012.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for 2012, 2011 and 2010 was $2.5 million, $1.0 million, and $1.5 million respectively. The related future income tax benefits recognized for 2012, 2011 and 2010 were $1.4 million, $0.6 million and $0.6 million, respectively.

Stock options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2012, 2011 and 2010:

	2012	2011	2010

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	1.10%	2.02%	1.37%
Expected volatility	57.3%	59.8%	61.1%
Expected life in years	6.3	8.0	4.8

       The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2012		2011		2010
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,285,115	$13.39	1,900,698	$10.60	2,102,459	$9.87
Granted	772,500	$15.00	277,000	$12.61	40,000	$14.18
Exercised	(109,466)	$3.12	(67,758)	$4.18	(234,011)	$4.34
Cancelled or expired	(595,090)	$11.71	(824,825)	$7.45	(7,750)	$19.39
Outstanding at end of year	1,353,059	$15.88	1,285,115	$13.39	1,900,698	$10.60

Options exercisable at year end	682,809		914,365		1,559,872
Weighted average fair value per option granted during the year	$7.90		$7.81		$7.24

The total intrinsic value of options exercised was $1.4 million, $0.7 million and $3.2 million respectively, for 2012, 2011 and 2010.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2012:

Range of Exercise Prices			Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$1.76	to	$5.00	24,000	$2.07	0.22	$0.2
$5.01	to	$15.00	522,003	$12.40	7.31	0.1
$15.01	to	$20.00	624,402	$18.43	6.97	-
$20.01	to	$20.15	100,000	$20.15	4.05	-
$1.76	to	$20.15	1,270,405	$15.78	6.75	$0.3

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2012 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2012. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2012:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2012	370,750	$8.29
Granted	772,500	$7.90
Vested	(123,250)	$8.54
Forfeited	(349,750)	$5.96
Unvested at December 31, 2012	670,250	$9.01

At December 31, 2012, there was approximately $2.8 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 2.87 years. The total fair value of stock options vested during 2012, 2011 and 2010 was $1.1 million, $2.2 million and $2.6 million, respectively.

Restricted Stock and Restricted Stock Units

In October 2004, the Company granted 1,000,000 restricted stock units under the 1999 Plan to a former officer and director (See Note 8 of Notes to Consolidated Financial Statements). A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The restricted stock unit award was a non-performance award which vested at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award.  Compensation expense related to the restricted stock award was $0 in 2012, $0.1 million in 2011 and $0.6 million in 2010.  As part of the settlement agreement (see Note 8 of Notes to Consolidated Financial Statements), no less than 300,000 shares or units of restricted stock were terminated and of no further force and effect.

In August 2010, the Company granted 175,000 restricted stock units under the 2010 Plan to a key employee who is also a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The restricted stock unit award was a non-performance award which vests in ten equal annual installments of 17,500 units beginning May 15, 2011 and each May 15, thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to the restricted stock award was approximately $0.4 million for the year ended December 31, 2012.

In October 2011 and November 2011, the Company granted 100,000 restricted stock units under the 2010 Plan to two key employees, one of whom is a Company director. A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The restricted stock unit award was a non-performance award which vests in ten equal annual installments of 10,000 units beginning October 3, 2012 and November 14, 2012, respectively, and each October 3 and November 14, respectively, thereafter. The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to these restricted stock awards was approximately $0.7 million for the year ended December 31, 2012.

In January 2012 and March 2012, the Company granted 50,000 restricted stock units under the 2010 Plan to two key employees.  A restricted stock unit represents the right to receive a share of the Company’s common stock. The restricted stock units have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The restricted stock unit award was a non-performance award which vests in ten equal annual installments of 10,000 units beginning January 3, 2013 and March 1, 2013, respectively, and each January 3 and March 1, thereafter.  The share-based expense for restricted stock awards was determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to these restricted stock awards was approximately $0.5 million for the year ended December 31, 2012.

Share-based compensation expense for restricted stock issued to Directors was $0.1 million in each of 2012, 2011 and 2010.

10.	INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
United States	$(66.5)	$43.5	$43.5
Foreign	24.9	35.5	22.6
Total	$(41.6)	$79.0	$66.1

The (benefit) provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(5.4)	$13.6	$9.5
State	0.3	2.2	2.3
Foreign	8.1	8.4	7.1
Total current	3.0	24.2	18.9

Deferred:
Federal	(16.5)	0.5	4.7
State	(3.3)	0.4	(0.2)
Foreign	(16.8)	(0.7)	0.1
Total deferred	(36.6)	0.2	4.6
TOTAL	$(33.6)	$24.4	$23.5

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations. The Company recorded tax (benefit) expense of $(0.2) million, $0.1 million and $0.0 million in 2012, 2011 and 2010, respectively, related to discontinued operations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2012		2011		2010

Income tax at Federal statutory rate	$(14.5)	(35.0)%	$27.6	35.0%	$23.1	35.0%
Foreign taxes at rates different from the U.S. rate	(3.7)	(8.9)	(0.9)	(1.1)	(1.4)	(2.0)
State and local income taxes, net of federal tax benefit	(2.1)	(5.0)	1.3	1.6	1.4	2.0
Changes in valuation allowances	(13.3)	(31.9)	(3.7)	(4.7)	(0.1)	(0.2)
Non-deductible items	0.1	0.2	0.1	0.1	0.7	1.1
Other items, net	(0.1)	(0.2)	-	-	(0.2)	(0.3)
Income tax at Federal statutory rate	$(33.6)	80.8%	$24.4	30.9%	$23.5	35.6%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2012	2011
Assets:
Current:
Accrued expenses and other liabilities	$12.1	$13.6
Inventory	6.2	2.6
Valuation allowances	(2.2)	(1.5)
Total current assets	$16.1	$14.7

Non-current:
Net operating loss and credit carryforwards	$25.7	$23.4
Depreciation	2.6	3.6
Intangible & other	22.4	7.6
Valuation allowances	(8.9)	(28.4)
Total non-current assets	$41.8	$6.2

Liabilities :
Current :
Deductible assets	$2.5	$0.8
Other	-	4.3
Total current liabilities	$2.5	$5.1

Non-current:
Amortization	$6.2	$8.0
Depreciation	5.4	-
Other	-	0.5
Total non-current liabilities	$11.6	$8.5

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $127.4 million as of December 31, 2012, since these earnings are considered indefinitely reinvested. The Company has foreign net operating loss carryforwards which expire through 2030. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

As of December 31, 2012, the Company has approximately $1.2 million in foreign tax credit carryforwards expiring in years through 2022 and various amounts of state and foreign net operating loss carryforwards expiring through 2032. The company has recorded valuation allowances of approximately $11.1 million, including valuations against foreign tax credits of $1.2 million, tax effected net operating loss carryforwards in foreign and state jurisdictions of $5.0 million and $4.2 million, respectively, and deductible temporary differences of $0.7 million for state deductible temporary differences.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments. The Company’s federal income tax returns have been audited through 2009. The Company has not signed any consents to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2006. The Company considers its significant tax jurisdictions in foreign locations to be the United Kingdom, Canada, France, Italy and Germany. The Company remains subject to examination in the United Kingdom for years after 2010, in Canada for years after 2006, in France for years after 2007, in Italy for years after 2007, in Netherlands for years after 2005 and in Germany for years after 2007.

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. As of December 31, 2012 the Company had no uncertain tax positions. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2012 or 2011.

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

At December 31, 2012, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in millions):

	Capital Leases	Operating Leases	Total

2013	$3.3	$28.5	$31.8
2014	2.9	26.2	29.1
2015	2.5	25.6	28.1
2016	0.8	23.5	24.3
2017	0.2	23.0	23.2
2018-2022		63.3	63.3
2023-2027		26.1	26.1
Thereafter		17.2	17.2
Total minimum lease payments	9.7	233.4	243.1
Less: sublease rental income		0.1	0.1
Lease obligation net of subleases	9.7	$233.3	243.0
Less: amount representing interest	1.6
Present value of minimum capital lease payments (including current portion of $2.8)	$8.1

Annual rent expense aggregated approximately $33.4 million, $30.8 million and $31.1 million in 2012, 2011 and 2010, respectively. Included in rent expense was $0.9 million, $0.9 million and $0.9 million in 2012, 2011 and 2010, respectively, to related parties. Rent expense is net of sublease income of $0.2 million, $0.2 million and $0.2 million for 2012, 2011 and 2010, respectively.

Other Matters

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended. In this regard, the Company is being audited by the state of Texas regarding its claim that certain of the company’s consumer electronics e-commerce sales are subject to sales tax in Texas; the Company is defending this matter, believes it has strong defenses, and has established reserves for this matter. Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.   The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.

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

Financial information relating to the Company’s operations by reportable segment was as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net Sales:
Technology Products	$3,137.6	$3,357.4	$3,336.9
Industrial Products	401.9	319.9	250.0
Corporate and other	5.1	3.3	2.2
Consolidated	$3,544.6	$3,680.6	$3,589.1

Depreciation and Amortization Expense:
Technology Products	$15.1	$15.0	$12.1
Industrial Products	1.9	1.3	1.6
Corporate and other	1.0	1.2	.8
Consolidated	$18.0	$17.5	$14.5

Operating Income (Loss):
Technology Products	$(47.2)	$68.0	$65.0
Industrial Products	29.9	35.1	24.1
Corporate and other expenses	(22.6)	(22.3)	(20.3)
Consolidated	$(39.9)	$80.8	$68.8

Total Assets
Technology Products	$564.4	$546.7	$574.0
Industrial Products	157.7	127.2	136.9
Corporate and other	240.2	215.8	183.2
Consolidated	$962.3	$889.7	$894.1

Financial information relating to the Company’s operations by geographic area was as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net Sales:
United States	$2,203.5	$2,353.3	$2,328.6
United Kingdom	491.7	442.5	418.9
Other Europe	635.0	657.3	628.1
Other North America	214.4	227.5	213.5
Consolidated	$3,544.6	$3,680.6	$3,589.1

Long-lived Assets:
United States	$42.0	$50.7	$51.5
United Kingdom	16.6	15.4	16.0
Other Europe and Asia	2.8	2.5	3.4
Other North America	1.6	2.1	2.9
Consolidated	$63.0	$70.7	$73.8

Net sales are attributed to countries based on location of selling subsidiary.

Financial information relating to the Company’s entity-wide product category sales was as follows (in millions):

	Year Ended December 31,
	2012	%	2011	%	2010	%
Product Category
Computers	$1,048.3	29.6%	1,047.6	28.5%	878.4	24.5%
Computer accessories & software	970.8	27.4%	1,025.0	27.8%	982.8	27.4%
Consumer electronics	619.7	17.5%	746.5	20.3%	856.3	23.8%
Computer components	407.6	11.5%	453.8	12.3%	551.0	15.3%
Industrial products	401.9	11.3%	319.9	8.7%	250.0	7.0%
Other	96.3	2.7%	87.8	2.4%	70.6	2.0%
Consolidated	$3,544.6	100%	$3,680.6	100%	3,589.1	100%

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data, excluding discontinued operations, is as follows (in millions, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Net sales	$913.6	$849.5	$846.3	$935.2
Gross profit	$130.7	$118.0	$119.0	$120.4
Net income	$7.3	$(2.2)	$13.9	$(27.0)
Net income per common share:
Basic	$0.20	$(0.06)	$0.38	$(0.73)
Diluted	$0.20	$(0.06)	$0.38	$(0.73)

2011:
Net sales	$929.8	$872.2	$900.2	$978.4
Gross profit	$130.4	$128.9	$131.3	$139.9
Net income	$13.6	$15.6	$10.6	$14.8
Net income per common share:
Basic	$0.37	$0.42	$0.29	$0.40
Diluted	$0.36	$0.42	$0.29	$0.40

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in millions)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other		Balance at End of Period
Allowance for sales returns and doubtful accounts
2012	$14.7	$5.0	$(4.2)	$-		$15.5
2011	$17.9	$3.2	$(6.4)	$-		$14.7
2010	$22.5	$3.3	$(6.8)	$(1.1)	(1)	$17.9

Allowance for deferred tax assets
2012
Current	$1.5	$0.7	$-	$-		$2.2
Noncurrent	$28.4	$(19.5)	$-	$-		$8.9
2011
Current	$1.5	$-	$-	$-		$1.5
Noncurrent	$27.7	$0.6	$-	$0.1		$28.4
2010
Current	$1.5	$-	$-	$-		$1.5
Noncurrent	$28.3	$-	$--	$(0.6)		$27.7

(1)      WStore opening balance sheet adjustment.