Form 10-Q
period 2013-03-31
SYSTEMAX INC
filed 2013-05-07
CIK 945114

©

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant's telephone number, including area code: (516) 608-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

The number of shares outstanding of the registrant's Common Stock as of April 25, 2013 was 36,684,472.

Available Information

We maintain an internet web site at www.systemax.com.  We file reports with the Securities and Exchange Commission ("SEC") and make available free of charge on or through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports.  These are available as soon as is reasonably practicable after they are filed with the SEC.  All reports mentioned above are also available from the SEC's website (www.sec.gov).  The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS:
Current assets:
Cash	$134.7	$150.7
Accounts receivable, net	295.4	297.4
Inventories	324.8	367.2
Prepaid expenses and other current assets	25.5	23.5
Deferred income taxes	13.7	13.6
Total current assets	794.1	852.4

Property, plant and equipment, net	60.7	63.0
Deferred income taxes	29.9	30.2
Goodwill and intangibles	10.9	11.1
Other assets	5.2	5.6
Total assets	$900.8	$962.3

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$360.4	$405.3
Accrued expenses and other current liabilities	79.5	83.5
Current portion of long-term debt	2.6	2.8
Total current liabilities	442.5	491.6

Long-term debt	4.8	5.3
Other liabilities	19.7	19.1
Total liabilities	467.0	516.0

Commitments and contingencies

Shareholders' equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	182.8	183.0
Treasury stock	(27.0)	(28.6)
Retained earnings	284.2	290.5
Accumulated other comprehensive gain (loss)	(6.6)	1.0
Total shareholders' equity	433.8	446.3

Total liabilities and shareholders' equity	$900.8	$962.3

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$880.7	$913.2
Cost of sales	758.1	782.5
Gross profit	122.6	130.7
Selling, general & administrative expenses	125.2	118.0
Special charges, net	6.1	1.9
Operating income (loss) from continuing operations	(8.7)	10.8
Foreign currency exchange loss (gain)	0.3	(0.2)
Interest and other income, net	(0.1)	(0.2)
Interest expense	0.3	0.4
Income (loss) from continuing operations before income taxes	(9.2)	10.8
Provision for (benefit from) income taxes	(2.9)	3.5
Income (loss) from continuing operations	(6.3)	7.3
Loss from discontinued operations, net of tax	-	(0.2)
Net income (loss)	$(6.3)	$7.1

Income (loss) from continuing operations per common share:
Basic	$(0.17)	$0.20
Diluted	$(0.17)	$0.20
Net income (loss) per common share:
Basic	$(0.17)	$0.19
Diluted	$(0.17)	$0.19

Weighted average common and common equivalent shares:
Basic	37.0	36.8
Diluted	37.0	37.1

  See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$(6.3)	$7.1
Other comprehensive income (loss):
Foreign currency translation	(7.6)	4.0
Total comprehensive income (loss)	$(13.9)	$11.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Income (loss) from continuing operations	$(6.3)	$7.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4.3	4.4
Benefit for deferred income taxes	(0.5)	(0.3)
Provision for returns and doubtful accounts	0.7	0.8
Compensation expense related to equity compensation plans	1.4	0.9
Excess tax benefit from exercises of stock options	(0.1)	(0.4)
Loss on dispositions and abandonment	0.1	-
Changes in operating assets and liabilities:
Accounts receivable	(6.3)	(7.9)
Inventories	39.5	(12.9)
Prepaid expenses and other current assets	(2.0)	(2.5)
Accounts payable, accrued expenses and other current liabilities	(40.6)	25.6
Net cash provided by (used in) operating activities from continuing operations	(9.8)	15.0
Net cash used in operating activities from discontinued operations	-	(0.2)
Net cash provided by (used in) operating activities	(9.8)	14.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.0)	(2.0)
Net cash used in investing activities	(3.0)	(2.0)

Cash flows from financing activities:
Repayments of capital lease obligations	(0.7)	(0.6)
Proceeds from issuance of common stock	0.1	0.2
Excess tax benefit from exercises of stock options	0.1	0.4
Net cash used in financing activities	(0.5)	-

Effects of exchange rates on cash	(2.7)	0.9

Net increase (decrease) in cash	(16.0)	13.7
Cash – beginning of period	150.7	97.3
Cash – end of period	$134.7	$111.0
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$-	$0.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In millions)

	Common Stock					Accumulated
	Number of		Additional	Treasury		Other
	Shares		Paid-in	Stock,	Retained	Comprehensive
	Outstanding	Amount	Capital	At Cost	Earnings	Loss

Balances, January 1, 2013	36,555	$0.4	$183.0	$(28.6)	$290.5	$1.0

Stock-based compensation expense			1.4
Issuance of restricted stock	100		(1.3)	1.2
Exercise of stock options	30		(0.3)	0.4
Income tax benefit on stock-based compensation
Change in cumulative translation adjustment						(7.6)
Net loss					(6.3)

Balances, March 31, 2013	36,685	$0.4	$182.8	$(27.0)	284.2	$(6.6)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The Company exited the Software Solutions segment in June 2009.  One customer remained being served by the Company until the second quarter of 2012.  The termination of this customer has resulted in all prior period results for this business segment being classified as discontinued operations.  Balance sheet amounts reflecting this change are not shown due to their immateriality.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2013 and the results of operations for the three month periods ended March 31, 2013 and 2012, statements of comprehensive income for the three month periods ended March 31, 2013 and 2012, cash flows for the three month periods ended March 31, 2013 and 2012 and changes in shareholders' equity for the three month period ended March 31, 2013.  The December 31, 2012 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2012 and for the year then ended included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  The results for the three month periods ended March 31, 2013 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on March 30, 2013.  The first quarters of both 2013 and 2012 included 13 weeks.

2.	Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options.  The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.  The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.0 million and 0.2 million shares for the three months ended March 31, 2013 and 2012, respectively.  The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.0 million and 0.1 million shares for the three months ended March 31, 2013 and 2012, respectively.  The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 1.3 million and 0.7 million shares for the three months ended March 31, 2013 and 2012, respectively, due to their antidilutive effect.  The weighted average number of restricted awards outstanding excluded from the computation of diluted earnings per share was 0.1 million and a de minimus number of shares for the three months ended March 31, 2013 and 2012, respectively, due to their antidilutive effect.

3.	Credit Facilities and Long Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a five year term and expires in October 27, 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability.  As of March 31, 2013, eligible collateral under the agreement was $110.1 million, total availability was $104.6 million, total outstanding letters of credit were $5.5 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants under this facility as of March 31, 2013.

The Company's Inmac WStore subsidiary maintained a secured revolving credit agreement with a financial institution in France which was secured by WStore accounts receivable balances.  This credit facility was terminated by the Company on June 9, 2012.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of March 31, 2013 there was approximately $5.5 million outstanding against this financing facility.

4.	Special charges, net

The Company's Industrial Products segment incurred special charges of $0.1 million of personnel costs in the first quarter of 2013 related to the closing and relocation of a small distribution center to a new, significantly larger distribution and call center.  The balance of the restructuring reserves is included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities and other liabilities.  The Company does not anticipate incurring any additional costs related to this closing and relocation.

The following table details the associated liabilities related to this plan (in millions):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2013	$0.2	$1.6	$1.8
Charged to expense	0.1	-	0.1
Paid or otherwise settled	-	(0.1)	(0.1)
Balance March 31, 2013	$0.3	$1.5	$1.8

The Company's North America Technology Products segment incurred special charges, in the first quarter of 2013, of $1.8 million of severance costs related to the termination agreement with a former officer and $0.1 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director, offset by $0.2 million of reserve adjustments related to the facility closing and exit from the PC manufacturing business announced in the third quarter of 2012.  The balance of the termination liability and severance costs from the facility closing and exit from the PC manufacturing business is $1.6 million at March 31, 2013, and is included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities.  The Company anticipates incurring minimal additional costs related to the officer termination and facility closing.

The Company's European Technology Products segment incurred severance and other exit costs related to the implementation of a shared services center in Hungary.  These costs, incurred in the first quarter of 2013, were approximately $4.3 million and were included as special charges.  The balance of the restructuring reserves is included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities.  The Company anticipates incurring signicant additional costs related to this restructuring.

The following table details the associated liabilities related to this plan (in millions):

Severance and Other Exit costs
Balance January 1, 2013	$3.8
Charged to expense	4.3
Paid or otherwise settled	(1.2)
Balance March 31, 2013	$6.9

5.	Segment Information

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

The Company's chief operating decision-maker is the Company's Chief Executive Officer.  The Company evaluates segment performance based on operating income, before net interest, foreign exchange gains and losses, special charges, internal management fees and income taxes.  Corporate costs not identified with the disclosed segments are grouped as "Corporate and other expenses".

The chief operating decision-maker reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only.  The accounting policies of the segments are the same as those of the Company.

The Company's Industrial Products and Technology Products segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  Technology products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial Products segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle than the Technology Products segment.

Financial information relating to the Company's operations by reportable segment was as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Net sales:
Technology Products	$773.5	$821.5
Industrial Products	105.6	90.4
Corporate and other	1.6	1.3
Consolidated	$880.7	$913.2

Operating income (loss):
Technology Products	$(11.3)	$$8.8
Industrial Products	8.5	8.3
Corporate and other expenses	(5.9)	(6.3)
Consolidated	$(8.7)	$10.8

Financial information relating to the Company's operations by geographic area was as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Net sales:
United States	$534.3	$561.8
United Kingdom	132.0	132.4
Other Europe	162.1	166.1
Canada	52.3	52.9
Consolidated	$880.7	$913.2

 Revenues are attributed to countries based on the location of the selling subsidiary.

Financial information relating to the Company's entity-wide product category sales was as follows (in millions):

	Three Months Ended
	March 31,
	2013	%	2012	%
Product Category:
Computers	$275.1	31%	$261.4	29%
Computer accessories & software	239.0	27%	259.4	28%
Consumer electronics	135.4	15%	166.5	18%
Industrial products	105.6	12%	90.4	10%
Computer components	103.0	12%	108.3	12%
Other	22.6	3%	27.2	3%
Consolidated	$880.7	100%	$913.2	100%

6.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At March 31, 2013 and 2012, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company's debt is considered to representative of its fair value because of its variable interest rate.

The fair value of goodwill and non-amortizing intangibles is measured on a non-recurring basis in connection with the Company's annual impairment testing. For goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model. A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, same store sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense and are classified within Level 3 of the valuation hierarchy.

7.	Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the Company is being audited by the state of Texas regarding its claim that certain of the company's consumer electronics e-commerce sales are subject to sales tax in Texas.  The Company is defending this matter and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company's operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe.   Most of these products are manufactured by other companies; however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis.  For the three months ended March 31, 2013 and 2012, Technology products accounted for 88% and 90% of our net sales, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  For the three months ended March 31, 2013 and 2012, Industrial products accounted for 12% and 10% of our net sales, respectively. In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.
Our Industrial Products and Technology Products segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  Technology products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial Products segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle for its business customers than the Technology Products segment. Additionally, the Industrial Products segment's vendors generally do not provide funding to offset its marketing expenses.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2012 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Recent developments

The Company exited the PC manufacturing business during the fourth quarter of 2012 after conducting an evaluation of its operations and concluded that the Company's North American technology results will be enhanced by exiting the computer manufacturing business.

The Company has opened a shared services center in Hungary in 2013 to facilitate the continued growth of its European Technology business.  This new facility will provide certain administrative and back office services for the existing European business and will help drive operational efficiencies and better serve the Company's pan-European operating strategy and will serve as the sales location for future business in Eastern Europe.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company's 2012 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and reorganization and other costs.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in the application of critical accounting policies or estimates during 2013.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

Recent Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission ("SEC").  These authorities issue numerous pronouncements, most of which are not applicable to the Company's current or reasonably foreseeable operating structure.  Below are the new authoritative pronouncements that management believes are relevant to the Company's current operations.

In July 2012, the FASB issued an update related to annual impairment testing for indefinite-lived intangible assets which provides companies with the option to perform a qualitative impairment assessment for their indefinite-lived intangible assets that may allow them to skip the annual fair value calculation.  The qualitative assessment is similar to the screen companies can use to determine whether they must perform the two-step goodwill impairment test.  Companies must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used in determining the fair value of these assets.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Key Performance Indicators* (in millions):

	Three Months Ended
	March 31,
			%
	2013	2012	Change
Net sales by segment:
Technology Products	$773.5	$821.5	(5.8)%
Industrial Products	105.6	90.4	16.8%
Corporate and other	1.6	1.3	23.1%
Consolidated net sales	$880.7	$913.2	(3.6)%
Net sales by channel:
Business to business	$543.8	$535.0	1.6%
Consumer	336.9	378.2	(10.9)%
Consolidated net sales	$880.7	$913.2	(3.6)%
Consolidated gross margin	13.9%	14.3%	(0.4)%
Consolidated SG&A costs**	$131.3	$119.9	9.5%
Consolidated SG&A costs** as a % of net sales	14.9%	13.1%	1.8%
Operating income (loss) from continuing operations by segment:**
Technology Products	$(11.3)	$8.8	(228.4)%
Industrial Products	8.5	8.3	2.4%
Corporate and other	(5.9)	(6.3)	6.3%
Consolidated operating income (loss)	$(8.7)	$10.8	(180.6)%
Operating margin from continuing operations by segment:**
Technology Products	(1.5)%	1.1%	(2.6)%
Industrial Products	8.0%	9.2%	(1.2)%
Consolidated operating margin from continuing operations	(1.0)%	1.2%	(2.2)%
Effective income tax rate	31.5%	32.4%	(0.9)%
Net income (loss) from continuing operations	$(6.3)	$7.3	(186.3)%
Net margin from continuing operations	(0.7)%	0.8%	(1.5)%
*excludes discontinued operations
**includes special charges, net. See Note 4 of Notes to Condensed Consolidated Financial Statements.

NET SALES

SEGMENTS

The Technology Products net sales decrease is primarily attributable to modest declines in business to business sales worldwide and continued softness in North American consumer channels, principally internet and retail sales.  Strong computer sales were more than offset by weak sales of computer accessories and software, consumer electronics, and computer components in North America.  On a constant currency basis, Technology Products net sales would have decreased 5.6%.

The Industrial Products net sales increase is attributable to the addition of products offered and newer product categories on the Company's website, broadening of key product categories, continued growth in Canadian website sales and the addition of sales personnel.

CHANNELS

The increase in consolidated business to business channel sales was driven by the Industrial Products segment's 17% growth that resulted from the sales initiatives mentioned above. Tepid business demand in Technology Products offset much of the gain in Industrial Products.  The Company is taking proactive measures to improve Technology Products business to business operations in Europe and North America, including making investments to strengthen and expand our sales teams, realigning certain sales offices, implementing cost reduction initiatives and installing new senior leadership in North America.  On a constant currency basis, worldwide business to business channel sales grew 2.0%.

The decline in consolidated consumer-channel sales resulted from softness in internet and retail stores, in North America.  On a constant currency basis, worldwide consumer channel sales decreased 10.9%.

GROSS MARGIN

The decrease in consolidated gross margin was due to increased promotional freight campaigns and competitive pricing pressures within our North American Technology business offset by changes in the segment and channel mix, with Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage of gross profit dollars in 2013. Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company's vendors, competition, pricing strategy, co-operative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses was primarily the result of increases in sales and sales related personnel headcount in the European Technology Products segment and Industrial Products segment, reduced vendor co-operative advertising funding and increased facility and other operating costs.  Significant expense increases include approximately $3.9 million of increased internet and store advertising as well as reduced co-operative funding, $1.6 million of increased salary and related expenses, $1.2 million of increased contract labor costs and $0.8 million of increased rent and related expenses resulting from investments in a new distribution center and call center in the Industrial Products segment, and in the Technology Products segment new sales and administrative offices in the United Kingdom.

SPECIAL CHARGES, NET

The Company's Technology Products segment recorded, in the first quarter of 2013, $4.3 million for severance and other exit costs related to the implementation of a shared services center in Hungary, $1.8 million related to severance costs related to the termination agreement with a former officer, litigation costs of approximately $0.1 million related to a former officer and director of the Company offset by $0.2 million of reserve adjustments related to the exit from the PC manufacturing business which was announced in the third quarter of 2012. The Company's Industrial Products segment recorded $0.1 million of personnel costs related to the closing and relocation of a small distribution center to a new, significantly larger distribution and call center for the Industrial Products segment. In the first quarter of 2012 the Company recorded $0.5 million in charges related to a former officer and director of the Company, $1.1 million related to senior staffing changes in our North American Technology Products segment and $0.3 million of severance costs and facility exit costs related to the closing and relocation of one of our Industrial Products segment's distribution centers.

OPERATING MARGIN

The decline in Technology Products operating margin was due to the challenging consumer business and a modest decline in business to business sales, decline in vendor co-operative funding within the North America technology business, and lower sales and associated gross profit to cover fixed selling, general and administrative expenses.

The decrease in Industrial Products operating margin was due to a shift towards drop shipped products which tend to lower consolidated profit margins, costs incurred for the new distribution and call center which opened in the second quarter of 2012, and sales teams and operating infrastructure as it continues to expand into newer product categories.

The decrease in Corporate and other expenses primarily resulted from savings in our professional fees and personnel costs in our overhead departments.

The discontinued operations of Software Solutions was $0.0 million and $0.2 million, net of tax, for the three month periods ended March 31, 2013 and 2012, respectively.

Consolidated operating margin was impacted by special charges, net of $6.1 million recorded during 2013, as detailed above.

INTEREST EXPENSE

The interest expense decrease in 2013 is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations. Interest expense for 2012 is attributable to interest on the Recovery Zone bond facility, capital lease obligations and the Inmac WStore secured credit facility.

INCOME TAXES

The slight decrease in the effective tax rate to 31.5% from 32.4% is the result of higher projected taxable income in jurisdictions with lower tax rates in 2013 as compared to 2012.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for the new  distribution and call center for our Industrial Products segment, funding capital expenditures, including those related to our retail stores and information technology systems, repaying outstanding debt, funding special dividends declared by our Board of Directors and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.   We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):
	March 31, 2013	December 31, 2012	$ Change
Cash	$134.7	$150.7	$(16.0)
Accounts receivable, net	$295.4	$297.4	$(2.0)
Inventories	$324.8	$367.2	$(42.4)
Prepaid expenses and other current assets	$25.5	$23.5	$2.0
Accounts payable	$360.4	$405.3	$(44.9)
Accrued expenses and other current liabilities	$79.5	$83.5	$(4.0)
Current portion of long term debt	$2.6	$2.8	$(0.2)
Working capital	$351.6	$360.8	$(9.2)

Our working capital decreased primarily the result of decreased cash, accounts receivable and inventory balances and accounts payable and accrued expenses and other current liabilities balances.  We expect that future inventory and accounts receivable balances will continue to fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash used in continuing operations was $9.8 million resulting from changes in our working capital accounts, which used $9.4 million in cash compared to $2.3 million provided in 2012, primarily the result of the swing in our inventory, accounts payable, accrued expenses and other current liabilities balances.  Cash generated from net income adjusted by other non-cash items used $0.4 million compared to $12.7 million provided by these items in 2012, primarily the result of higher net income in 2012.  Net cash used in discontinued operations was $0 and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

Net cash used in investing activities during 2013 totaled $3.0 million for furniture and fixtures, leasehold improvements, and computer equipment expenditures primarily for a new sales and administrative offices in the United Kingdom , expenditures for our inventory and warehousing functions in Europe, information and communications systems hardware and software, and machinery and equipment used in Industrial Products new distribution and call center.  Net cash used in investing activities in 2012 totaled $2.0 million and were for plastic molds, expenditures in a new retail store in Puerto Rico, upgrades and enhancements to our information and communications systems hardware and software, and expenditures related to the new distribution and call center.

Net cash used in financing activities during 2013 was $0.5 million. We repaid approximately $0.7 million of capital lease obligations and net proceeds and excess tax benefits from stock option exercises provided $0.2 million.  In 2012, we repaid approximately $0.6 million of capital lease obligations.  Proceeds and excess tax benefits from stock option exercises provided approximately $0.6 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term and expires in October 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability. As of March 31, 2013, eligible collateral under this agreement was $110.1 million, total availability was $104.6 million, total outstanding letters of credit were $5.5 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of March 31, 2013.

The Company's Inmac WStore subsidiary maintained a revolving credit agreement with a financial institution in France which was secured by WStore accounts receivable balances.  This credit facility was terminated by the Company on June 9, 2012.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.   The proceeds from Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of March 31, 2013 there was approximately $5.5 million outstanding against this lease facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2013 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We anticipate cash needs to support our working capital requirements in our business, including working capital for the shared services center in Hungary, reorganizing our European operations, including severance costs, implementing new inventory and warehouse functions in Europe, the new distribution and call center for our Industrial Products segment, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding special dividends declared by our Board of Directors and funding acquisitions.  We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

These expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash and revolving credit resources.  We have recently engaged in several opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent.  As of March 31, 2013, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Off-balance Sheet Arrangements.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2013 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of March 31, 2013, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013.  Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the Company is being audited by the state of Texas regarding its claim that certain of the company's consumer electronics e-commerce sales are subject to sales tax in Texas.  The Company is defending this matter and believes it has strong defenses.

 Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company's operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.

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

SYSTEMAX INC.

Date: May 7, 2013	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence Reinhold

Lawrence Reinhold
Executive Vice President and Chief Financial Officer