Form 10-Q
period 2013-06-30
SYSTEMAX INC
filed 2013-08-09
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant's Common Stock as of July 29, 2013 was 36,718,245.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Current assets:
Cash	$138.6	$150.7
Accounts receivable, net	280.1	297.4
Inventories	291.7	367.2
Prepaid expenses and other current assets	28.4	23.5
Deferred income taxes	13.1	13.6
Total current assets	751.9	852.4

Property, plant and equipment, net	60.4	63.0
Deferred income taxes	28.8	30.2
Goodwill and intangibles	10.7	11.1
Other assets	5.0	5.6
Total assets	$856.8	$962.3

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$317.6	$405.3
Accrued expenses and other current liabilities	84.5	83.5
Current portion of long-term debt	2.6	2.8
Total current liabilities	404.7	491.6

Long-term debt	4.2	5.3
Other liabilities	20.3	19.1
Total liabilities	429.2	516.0

Commitments and contingencies

Shareholders' equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	182.7	183.0
Treasury stock	(26.6)	(28.6)
Retained earnings	278.1	290.5
Accumulated other comprehensive gain (loss)	(7.0)	1.0
Total shareholders' equity	427.6	446.3

Total liabilities and shareholders' equity	$856.8	$962.3

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$805.8	$849.2	1,686.5	1,762.4
Cost of sales	688.7	731.2	1,446.8	1,513.7
Gross profit	117.1	118.0	239.7	248.7
Selling, general & administrative expenses	120.0	117.8	244.5	235.8
Special charges, net	3.9	2.2	10.7	4.1
Operating income (loss) from continuing operations	(6.8)	(2.0)	(15.5)	8.8
Foreign currency exchange loss	0.1	1.2	0.4	1.0
Interest and other income, net	(0.2)	(0.1)	(0.3)	(0.3)
Interest expense	0.4	0.5	0.7	0.9
Income (loss) from continuing operations before income taxes	(7.1)	(3.6)	(16.3)	7.2
Provision for (benefit from) income taxes	(1.0)	(1.3)	(3.9)	2.2
Income (loss) from continuing operations	(6.1)	(2.3)	(12.4)	5.0
Loss from discontinued operations, net of tax	-	-	-	(0.2)
Net income (loss)	$(6.1)	$(2.3)	(12.4)	4.8

Income (loss) from continuing operations per common share:
Basic	$(0.16)	$(0.06)	(0.34)	0.14
Diluted	$(0.16)	$(0.06)	(0.34)	0.14
Net income (loss) per common share:
Basic	$(0.16)	$(0.06)	(0.34)	0.13
Diluted	$(0.16)	$(0.06)	(0.34)	0.13

Weighted average shares outstanding:
Basic	37.0	36.9	37.0	36.9
Diluted	37.0	36.9	37.0	37.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(6.1)	$(2.3)	(12.4)	4.8
Other comprehensive income (loss):
Foreign currency translation	(0.4)	(3.9)	(8.0)	0.1
Total comprehensive income (loss)	$(6.5)	$(6.2)	(20.4)	4.9

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Income (loss) from continuing operations	$(12.4)	$5.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8.9	9.0
Asset impairment	0.8	0.0
Provision (benefit) for deferred income taxes	1.3	(0.5)
Provision for returns and doubtful accounts	1.3	2.1
Compensation expense related to equity compensation plans	1.9	2.1
Excess tax benefit from exercises of stock options	(0.1)	(0.5)
Loss on dispositions and abandonment	0.1	0.0
Changes in operating assets and liabilities:
Accounts receivable	9.7	(12.5)
Inventories	73.0	17.2
Prepaid expenses and other current assets	(5.6)	(5.2)
Accounts payable, accrued expenses and other current liabilities	(79.4)	39.3
Net cash provided by (used in) operating activities from continuing operations	(0.5)	56.0
Net cash used in operating activities from discontinued operations	0.0	(0.2)
Net cash provided by (used in) operating activities	(0.5)	55.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(7.4)	(6.9)
Proceeds from disposals of property, plant and equipment	0.3	0.1
Net cash used in investing activities	(7.1)	(6.8)

Cash flows from financing activities:
Repayments of capital lease obligations	(1.4)	(1.3)
Proceeds from issuance of common stock	0.1	0.3
Excess tax benefit from exercises of stock options	0.1	0.5
Net cash used in financing activities	(1.2)	(0.5)

Effects of exchange rates on cash	(3.3)	0.0

Net increase (decrease) in cash	(12.1)	48.5
Cash – beginning of period	150.7	97.3
Cash – end of period	$138.6	$145.8
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$-	$1.2

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Loss

Balances, January 1, 2013	36,555	$0.4	$183.0	$(28.6)	$290.5	$1.0

Stock-based compensation expense			1.9
Issuance of restricted stock	130		(1.7)	1.6
Exercise of stock options	33		(0.3)	0.4
Income tax benefit on stock-based compensation
Surrender of fully vested options			(0.2)
Change in cumulative translation adjustment						(8.0)
Net loss					(12.4)

Balances, June 30, 2013	36,718	$0.4	$182.7	$(26.6)	$278.1	$(7.0)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2013 and the results of operations for the three and six month periods ended June 30, 2013 and 2012, statements of comprehensive income for the three and six month periods ended June 30, 2013 and 2012, cash flows for the six month periods ended June 30, 2013 and 2012 and changes in shareholders' equity for the six month period ended June 30, 2013.  The December 31, 2012 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2012 and for the year then ended included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  The results for the six month periods ended June 30, 2013 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on June 29, 2013.  The second quarters of both 2013 and 2012 included 13 weeks and the first six months of both 2013 and 2012 included 26 weeks.

2.	Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options.  The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.  The weighted average number of stock options outstanding included in the computation of diluted earnings (loss) per share was 0.0 million shares for the three months ended June 30, 2013 and 2012, respectively, and 0.0 million and 0.2 million shares for the six months ended June 30, 2013 and 2012, respectively.  The weighted average number of restricted stock awards included in the computation of diluted earnings (loss) per share was 0.0 million for the three months ended June 30, 2013 and 2012, respectively, and 0.0 million and 0.1 million for the six months ended June 30, 2013 and 2012, respectively.  The weighted average number of stock options excluded from the computation of diluted earnings (loss) per share was 1.2 million shares for the three months ended June 30, 2013 and 2012, and 1.2 million and 0.9 million shares for the six months ended June 30, 2013 and 2012, respectively, due to their antidilutive effect.  The weighted average number of restricted awards outstanding excluded from the computation of diluted earnings (loss) per share was a de minimus number of shares for the three months ended June 30, 2013 and 2012 and 0.1 million and 0.0 million for the six months ended June 30, 2013 and 2012, respectively, due to their antidilutive effect.

3.	Credit Facilities and Long Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a five year term and expires in October 27, 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability.  As of June 30, 2013, eligible collateral under the agreement was $110.4 million, total availability was $104.9 million, total outstanding letters of credit were $5.5 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants under this facility as of June 30, 2013.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of June 30, 2013 there was approximately $5.0 million outstanding against this financing facility.

4.	Special charges, net

In the second quarter of 2013, the Company's Industrial Products segment recorded a $0.1 million benefit from reserve adjustments related to the 2012 closing and relocation of a small distribution center to a new, significantly larger distribution and call center.  The balance of the restructuring reserve is included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities and other liabilities.  The Company does not anticipate incurring any additional material costs related to this closing and relocation.

The following table details the associated liabilities related to the Industrial Products special charges (in millions):

	Workforce reductions and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2013	$0.2	$1.6	$1.8
Charged to expense/(benefit)	0.1	(.1)	0.0
Paid or otherwise settled	–	(0.1)	(0.1)
Balance June 30, 2013	$0.3	$1.4	$1.7

The Company's Technology Products segment incurred special charges in the second quarter of 2013 of approximately $1.5 million related to the closing of underperforming retail stores, $1.1 million related to initial start up costs of the European shared services center, $0.8 million of reserve adjustments related to the facility closing and exit from the PC manufacturing business announced in the third quarter of 2012, $0.3 million in workforce reductions costs and $0.3 million of legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director.  For the six month period ended June 30, 2013, the Technology Products segment incurred approximately $10.7 million of special charges.  These charges included approximately $1.8 million related to initial start up costs of the European shared services center,  $4.3 million in  workforce reductions and other exit costs related to the shared services center implementation and other European workforce reductions, $2.2 million of workforce reductions charges for senior management changes in the North American operations, $1.5 million for the closing of underperforming retail stores, $0.6 million for reserve adjustments related to the facility closing and exit from the PC manufacturing business and $0.3 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director.  The balance of the workforce reductions costs and retail store closing liabilities are included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities and other non-current liabilities.

The following table details the associated liabilities related to the Technology Products segment special charges (in millions):

	Workforce reductions and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2013	$4.3	$-	$4.3
Charged to expense	6.1	1.1	7.2
Paid or otherwise settled	(2.9)	-	(2.9)
Balance June 30, 2013	$7.5	$1.1	$8.6

5.	Segment Information

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
Financial information relating to the Company's operations by reportable segment was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Technology Products	$685.8	$745.2	$1,459.3	$1,566.8
Industrial Products	118.6	102.9	224.2	193.2
Corporate and Other	1.4	1.1	3.0	2.4
Consolidated	$805.8	$849.2	$1,686.5	$1,762.4

Operating income (loss) from continuing operations:
Technology Products	$(12.2)	$(3.4)	(23.5)	5.4
Industrial Products	11.1	6.7	19.6	15.0
Corporate and Other	(5.7)	(5.3)	(11.6)	(11.6)
Consolidated	$(6.8)	$(2.0)	(15.5)	8.8

Financial information relating to the Company's operations by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
United States	$503.0	$524.5	$1,037.3	$1,086.3
United Kingdom	105.7	115.9	237.7	248.3
Other Europe	148.4	158.6	310.5	324.7
Other North America	48.7	50.2	101.0	103.1
Consolidated	$805.8	$849.2	$1,686.5	$1,762.4

 Net sales are attributed to countries based on the location of the selling subsidiary.

Financial information relating to the Company's entity-wide product category sales was as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	%	2012	%	2013	%	2012	%
Product Category:
Computers	$237.4	29.5%	$238.3	28.1%	$512.4	30.4%	$499.7	28.3%
Computer accessories & software	217.7	27.0%	237.5	28.0%	456.7	27.1%	496.9	28.2%
Consumer electronics	117.9	14.6%	147.7	17.4%	253.3	15.0%	314.3	17.8%
Industrial products	118.6	14.7%	102.9	12.1%	224.2	13.3%	193.2	11.0%
Computer components	90.8	11.3%	99.5	11.7%	193.8	11.5%	207.8	11.8%
Other	23.4	2.9%	23.3	2.7%	46.1	2.7%	50.5	2.9%
Consolidated	$805.8	100%	$849.2	100%	$1,686.5	100%	$1,762.4	100%

6.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At June 30, 2013 and 2012, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company's debt is considered to representative of its fair value because of its variable interest rate.

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

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings, including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are generally used in e-commerce or that are incorporated in a broad spectrum of products the Company sells.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the Company is being audited by the state of Texas regarding its claim that certain of the company's consumer electronics e-commerce sales are subject to sales tax in Texas.  The Company is defending this matter and believes it has strong defenses. The Company is also being audited by an entity representing 45 states seeking recovery of "unclaimed property" which the Company has included in the Condensed Consolidated Balance Sheet within accounts payable.  The Company is complying with the audit and is providing requested information.

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

The Company has closed two retail stores in July 2013 and intends to close an additional retail store in August.  One time charges associated with these actions are currently anticipated to be approximately $8.1 million, pretax, during the third quarter of 2013. This amount includes approximately $0.1 million for workforce reduction costs, $6.5 million for net estimated lease termination costs (present value of contractual gross lease payments net of estimated sublease rental income, or settlement amount) and $1.5 million for fixed assets write offs.  The Company anticipates that the workforce reduction costs will be cash expenditures during the third quarter of 2013 and the net lease termination costs will be net cash expenditures over the remaining terms of the leases unless settlements are reached with the lessors.

On August 5, 2013 the Company's Board of Directors approved the expansion of the administrative and back office services that its recently opened European shared services center will offer to certain of the Company's operating subsidiaries in Europe. As a result of this expansion the Company anticipates incurring workforce reduction and exit costs and startup costs of approximately $11.0 million during the second half of 2013 and through the end of 2014. This amount includes approximately $9.0 million for workforce reduction costs and approximately $2.0 million in other tax, legal and recruiting fees. The Company anticipates that all of these costs will result in future cash expenditures which will be incurred during the second half of 2013 and through the end of 2014.  Not all of the components of this expansion initiative are finalized, and the actual costs and specific timing of the costs could change from the Company's estimate as the scope of the initiative and underlying assumptions may change.

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe.   Most of these products are manufactured by other companies; however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis.  For the six months ended June 30, 2013 and 2012, Technology products accounted for 87% and 89% of our net sales, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  For the six months ended June 30, 2013 and 2012, Industrial products accounted for 13% and 11% of our net sales, respectively. In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

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

Historically, the primary component of our operating expenses has been employee related costs, which includes items such as wages, commissions, bonuses, employee benefits and stock option expenses.  We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

The discussion of our results of operations and financial condition that follows provides information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2012 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Recent developments

The Company has closed two retail stores in July 2013 and intends to close an additional retail store in August.  One time charges associated with these actions are currently anticipated to be approximately $8.1 million, pretax, during the third quarter of 2013,. This amount includes approximately $0.1 million for workforce reduction costs, $6.5 million for net estimated lease termination costs (present value of contractual gross lease payments net of estimated sublease rental income, or settlement amount) and $1.5 million for fixed assets write offs.  The Company anticipates that the workforce reduction costs will be cash expenditures during the third quarter of 2013 and the net lease termination costs will be net cash expenditures over the remaining terms of the leases unless settlements are reached with the lessors.

On August 5, 2013 the Company's Board of Directors approved the expansion of the administrative and back office services that its recently opened European shared services center will offer to certain of the Company's operating subsidiaries in Europe.  As a result of this expansion the Company anticipates incurring workforce reduction and exit costs and startup costs of approximately $11.0 million during the second half of 2013 and through the end of 2014. This amount includes approximately $9.0 million for workforce reduction costs and approximately $2.0 million in other tax, legal and recruiting fees. The Company anticipates that all of these costs will result in future cash expenditures which will be incurred during the second half of 2013 and through the end of 2014. Not all of the components of this expansion initiative are finalized, and the actual costs and specific timing of the costs could change from the Company's estimate as the scope of the initiative and underlying assumptions may change.

The Company exited the PC manufacturing business during the fourth quarter of 2012 after conducting an evaluation of its operations and concluding that the Company's North American technology results would be enhanced by exiting the computer manufacturing business.

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

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and special charges.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in the application of critical accounting policies or estimates during 2013.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

Recent Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission ("SEC").  These authorities issue numerous pronouncements, most of which are not applicable to the Company's current or reasonably foreseeable operating structure.  There are no new authoritative pronouncements that management believes are relevant to the Company's current operations.

Results of Operations

Three and Six Months Ended June 30, 2013 compared to the Three and Six Months Ended June 30, 2012

Key Performance Indicators* (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Net sales by segment:
Technology Products	$685.8	$745.2	(8.0)%	$1,459.3	$1,566.8	(6.9)%
Industrial Products	118.6	102.9	15.3%	224.2	193.2	16.0%
Corporate and other	1.4	1.1	27.3%	3.0	2.4	25.0%
Consolidated net sales	$805.8	$849.2	(5.1)%	$1,686.5	$1,762.4	(4.3%)
Net sales by channel:
Business to business	$527.6	$520.7	1.3%	$1,071.3	$1,055.7	1.5%
Consumer	278.2	328.5	(15.3)%	615.2	706.7	(12.9)%
Consolidated net sales	$805.8	$849.2	(5.1)%	$1,686.5	$1,762.4	(4.3)%
Consolidated gross margin	14.5%	13.9%	0.6%	14.2%	14.1%	0.1%
Consolidated SG&A costs**	$123.9	$120.0	3.3%	$255.2	$239.9	6.4%
Consolidated SG&A costs** as a % of net sales	15.4%	14.1%	1.3%	15.1%	13.6%	1.5%
Operating income (loss) from continuing operations by segment:**
Technology Products	$(12.2)	$(3.4)	(258.8)%	$(23.5)	$5.4	(535.2)%
Industrial Products	11.1	6.7	65.7%	19.6	15.0	30.7%
Corporate and other	(5.7)	(5.3)	(7.5)%	(11.6)	(11.6)	-%
Consolidated operating income (loss)	$(6.8)	$(2.0)	(240.0)%	$(15.5)	$8.8	(276.1)%
Operating margin from continuing operations by segment**
Technology Products	(1.8)%	(0.5)%	(1.3)%	(1.6)%	0.3%	(1.9)%
Industrial Products	9.4%	6.5%	2.9%	8.7%	7.8%	0.9%
Consolidated operating margin from continuing operations	(0.8)%	(0.2)%	(0.6)%	(0.9)%	0.5%	(1.4)%
Effective income tax rate	14.1%	36.1%	(22.0)%	23.9%	30.6%	(6.7)%
Net income (loss) from continuing operations	$(6.1)	$(2.3)	(165.2)%	$(12.4)	$5.0	(348.0)%
Net margin from continuing operations	(0.8)%	(0.3)%	(0.5)%	(0.7)%	0.3%	(1.0)%
*excludes discontinued operations
**includes special charges, net. See Note 4 of Notes to Condensed Consolidated Financial Statements.

NET SALES

SEGMENTS

The Technology Products net sales decrease in the quarter is attributable to declines in all product category sales within North America and European markets.  Declines in business to business sales worldwide and continued softness in North American consumer channels, principally internet and retail sales, and European consumer channels contributed to the net sales decline.  Strong computer sales year to date in Europe were more than offset by weak sales of computer accessories and software, consumer electronics, and computer components in North America and Europe.  On a constant currency basis, Technology Products net sales would have decreased 7.9% and 6.7%, respectively, for the three and six months period ended June 30, 2013.

The Industrial Products net sales increase is attributable to the addition of products offered and newer product categories on the Company's website, broadening of key product categories, continued growth in Canadian website sales and the addition of sales personnel.

CHANNELS

The modest growth in consolidated business to business channel sales was driven by the Industrial Products segment's 15.3% growth for the second quarter and 16.0% growth for the six months period ended June 30, 2013, that resulted from the sales initiatives mentioned above. Tepid business demand in Technology Products offset much of the gain in Industrial Products.  The Company is taking proactive measures to improve Technology Products business to business operations in Europe and North America, including making investments to strengthen and expand our sales teams, realigning certain sales offices and implementing cost reduction initiatives.  On a constant currency basis, worldwide business to business channel sales grew 1.5% for the second quarter of 2013 and 1.7% for the six months period ended June 30, 2013.

The decline in consolidated consumer-channel sales for the three and six months period ended June 30, 2013, resulted from softness in internet and retail store sales, in North America and in consumer channel sales declines in Europe.  On a constant currency basis, worldwide consumer channel sales decreased 15.2% for the second quarter and 12.9% for the six months period ended June 30, 2013.

GROSS MARGIN

The increase in consolidated gross margin was primarily due to Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage of gross profit dollars in 2013 due to increased efficiencies from our Industrial Products distribution center opened in 2012 and additional improvement in our freight processes offset by  promotional freight campaigns and competitive pricing pressures within our Technology business. Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company's vendors, competition, pricing strategy, co-operative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses for the three and six months period ended June 30, 2013 was primarily the result of increases in sales and sales related personnel headcount in Europe in the Technology Products segment and in the Industrial Products segment, and increased internet advertising expense in the Technology Products segment offset by decreases in various operating expenses. Significant expense increases for the three months ended June 30, 2013 include approximately $2.9 million of increased salary and related expenses, $2.1 million of increased internet advertising offset by a decrease of approximately $1.6 million in catalog and store advertising costs and increased vendor co-operative funding, approximately $1.0 million decrease in computer and telephone maintenance contracts and decreases in various other operating expenses.

Significant expense increases for the six months period ended June 30, 2013 include approximately $4.3 million of increased salary and related expenses, $3.1 million of increased internet advertising offset by a decrease of $0.4 million in catalog and store advertising and decreased co-operative funding of $1.7 million.

SPECIAL CHARGES, NET

The Company's Technology Products segment incurred special charges in the second quarter of 2013 of approximately $1.5 million related to the closing of underperforming retail stores, $1.1 million related to initial startup costs for the European shared services center , approximately $0.8 million of reserve adjustments related to the facility closing and exit from the PC manufacturing business announced in the third quarter of 2012, approximately $0.3 million in workforce reductions costs and approximately $0.3 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director. In the second quarter of 2013, the Company's Industrial Products segment recorded a $0.1 million benefit from reserve adjustments related to the 2012 closing and relocation of a small distribution center to a new, significantly larger distribution and call center.

For the six month period ended June 30, 2013, the Technology Products segment incurred approximately $10.7 million of special charges.  These included approximately $2.2 million of workforce reductions charges for senior management changes, $1.8 million of startup costs related to our European shared services center , $4.3 million of workforce reductions and other exit costs related to the shared services center implementation, $1.5 million for the closing of underperforming retail stores, $0.6 million from reserve adjustments related to the facility closing and exit from the PC manufacturing business and approximately $0.3 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director.  For the six months ended June 30, 2013, the Company's Industrial Products segment incurred minimal reserve adjustments related to the closing and relocation of a small distribution center to a new, significantly larger distribution and call center.

The Company's Industrial Products segment recorded $1.9 million of reorganization costs in the second quarter of 2012 and approximately $2.2 million for the six months period ended June 30, 2012 related to facility exit costs.  The Company recorded legal and professional fees related to a previously disclosed completed investigation and settlement with a former officer and director and costs associated with senior management staffing changes within the North America Technology Products segment of approximately $0.3 million and $1.9 million, respectively, for the three and six months period ended June 30, 2012.

OPERATING MARGIN

The decline in Technology Products operating margin was due to the challenging consumer business in North America and Europe, a decline in business to business sales, reduced vendor co-operative funding and lower sales and associated gross profit to cover fixed selling, general and administrative expenses.

The increase in Industrial Products operating margin was due to increased efficiencies from the recently opened distribution center and additional improvement in our freight results.

The increase in Corporate and other expenses primarily resulted from increases in our overhead departments.

Consolidated operating margin was impacted by special charges, net of $3.9 million and $2.2 million for the three months period ended June 30, 2013 and 2012, respectively and $10.7 million and $4.1 million for the six months period ended June 30, 2013 and 2012, respectively.

INTEREST EXPENSE

The interest expense decrease in 2013 is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations. Interest expense for 2012 is attributable to interest on the Recovery Zone bond facility and outstanding capital lease obligations.

INCOME TAXES

The Company's effective tax rate for the second quarter of 2013 was a benefit of 14.1% compared to 38.9% benefit in 2012. In the second quarter of 2013 the Company recorded valuation allowances against certain state and foreign deferred tax assets of approximately $1.4 million to reflect the Company's expectations for utilization of those deferred tax assets.  The effective tax rate for the six months ended June 30, 2013 was a benefit of 23.9% compared to an expense of 30.6%.  The lower effective tax rate for the six months ended June 30, 2013 is primarily the result of lower projected taxable income in the United States and jurisdictions with high tax rates in 2013 as compared to 2012.

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

Selected liquidity data (in millions):
	June 30, 2013	December 31, 2012	$ Change
Cash	$138.6	$150.7	$(12.1)
Accounts receivable, net	$280.1	$297.4	$(17.3)
Inventories	$291.7	$367.2	$(75.5)
Prepaid expenses and other current assets	$28.4	$23.5	$4.9
Accounts payable	$317.6	$405.3	$(87.7)
Accrued expenses and other current liabilities	$84.5	$83.5	$1.0
Current portion of long term debt	$2.6	$2.8	$(0.2)
Working capital	$347.2	$360.8	$(13.6)

Our working capital decreased primarily as a result of decreased cash, accounts receivable and inventory balances partially offset by decreasing accounts payable balances.  We expect that future inventory and accounts receivable balances will continue to fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash used in continuing operations was $0.5 million resulting from changes in our working capital accounts, which used $2.3 million in cash compared to $38.8 million provided in 2012, primarily the result of the fluctuation in our accounts receivable, inventory, accounts payable, accrued expenses and other current liabilities balances.  Cash generated from net income from continuing operations adjusted by other non-cash items provided $1.8 million compared to $17.2 million provided by these items in 2012, primarily the result of higher net income in 2012.  Net cash used in discontinued operations was $0.0 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Net cash used in investing activities during 2013 totaled $7.1 million for furniture and fixtures, leasehold improvements, and computer equipment expenditures primarily for a new sales and administrative office  in the United Kingdom, expenditures for the European shared services center , expenditures for our inventory and warehousing functions in Europe, information and communications systems hardware and software, and machinery and equipment used in Industrial Products new distribution and call center.  Net cash used in investing activities in 2012 totaled $6.8 million and were for fabrication materials, expenditures for a new retail store in Puerto Rico, upgrades and enhancements to our information and communications systems hardware and software, and expenditures related to the new distribution and call center.

Net cash used in financing activities during 2013 was $1.2 million. We repaid approximately $1.4 million of capital lease obligations and net proceeds and excess tax benefits from stock option exercises provided $0.2 million.  In 2012, we repaid approximately $1.3 million of capital lease obligations.  Net proceeds and excess tax benefits from stock option exercises provided approximately $0.8 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term and expires in October 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability. As of June 30, 2013, eligible collateral under this agreement was $110.4 million, total availability was $104.9 million, total outstanding letters of credit were $5.5 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of June 30, 2013.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.   The proceeds from Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of June 30, 2013 there was approximately $5.0 million outstanding against this lease facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at June 30, 2013 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We anticipate cash needs to support our working capital requirements in our business, including working capital for the expansion of the European shared services center's support functions, reorganizing our European operations, including workforce reductions costs, implementing new inventory and warehouse functions in Europe, closing of several retail stores, the new distribution and call center for our Industrial Products segment, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding special dividends declared by our Board of Directors and funding acquisitions.  We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

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

We maintain our cash primarily in money market funds or their equivalent.  As of June 30, 2013, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2013 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of June 30, 2013, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2013.  Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings, including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the Company is being audited by the state of Texas regarding its claim that certain of the Company's consumer electronics e-commerce sales are subject to sales tax in Texas.  The Company is defending this matter and believes it has strong defenses.  The Company is also being audited by an entity representing 45 states seeking recovery of "unclaimed property" which the Company has included in the Condensed Consolidated Balance Sheet within accounts payable.  The Company is complying with the audit and is providing requested information.

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

SYSTEMAX INC.

Date: August 8, 2013	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence Reinhold

Lawrence Reinhold
Executive Vice President and Chief Financial Officer