Form 10-Q
period 2013-09-30
SYSTEMAX INC
filed 2013-11-05
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant's Common Stock as of October 29, 2013 was 36,718,245.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Current assets:
Cash	$173.3	$150.7
Accounts receivable, net	287.7	297.4
Inventories	284.6	367.2
Prepaid expenses and other current assets	28.9	23.5
Deferred income taxes	13.3	13.6
Total current assets	787.8	852.4

Property, plant and equipment, net	59.3	63.0
Deferred income taxes	29.5	30.2
Goodwill and intangibles	10.2	11.1
Other assets	5.2	5.6
Total assets	$892.0	$962.3

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$346.4	$405.3
Accrued expenses and other current liabilities	93.6	83.5
Current portion of long-term debt	2.5	2.8
Total current liabilities	442.5	491.6

Long-term debt	3.5	5.3
Other liabilities	22.5	19.1
Total liabilities	468.5	516.0

Commitments and contingencies

Shareholders' equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	183.2	183.0
Treasury stock	(26.6)	(28.6)
Retained earnings	266.5	290.5
Accumulated other comprehensive income	-	1.0
Total shareholders' equity	423.5	446.3

Total liabilities and shareholders' equity	$892.0	$962.3

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$791.8	$847.0	2,478.3	2,609.4
Cost of sales	674.1	728.0	2,120.9	2,241.7
Gross profit	117.7	119.0	357.4	367.7
Selling, general & administrative expenses	115.7	118.9	360.2	354.7
Special charges, net	5.8	2.0	16.5	6.1
Operating income (loss) from continuing operations	(3.8)	(1.9)	(19.3)	6.9
Foreign currency exchange loss (gain)	(0.9)	(0.1)	(0.5)	0.9
Interest and other income, net	-	(0.1)	(0.3)	(0.4)
Interest expense	0.3	0.4	1.0	1.3
Income (loss) from continuing operations before income taxes	(3.2)	(2.1)	(19.5)	5.1
Provision for (benefit from) income taxes	8.4	(16.1)	4.5	(13.9)
Income (loss) from continuing operations	(11.6)	14.0	(24.0)	19.0
Loss from discontinued operations, net of tax	-	-	-	(0.2)
Net income (loss)	$(11.6)	$14.0	(24.0)	18.8

Income (loss) from continuing operations per common share:
Basic	$(0.31)	$0.38	(0.65)	0.51
Diluted	$(0.31)	$0.38	(0.65)	0.51
Net income (loss) per common share:
Basic	$(0.31)	$0.38	(0.65)	0.51
Diluted	$(0.31)	$0.38	(0.65)	0.51

Weighted average shares outstanding:
Basic	37.0	37.0	37.0	36.9
Diluted	37.0	37.0	37.0	37.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(11.6)	$14.0	(24.0)	18.8
Other comprehensive income (loss):
Foreign currency translation	7.0	3.9	(1.0)	4.0
Total comprehensive income (loss)	$(4.6)	$17.9	(25.0)	22.8

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Income (loss) from continuing operations	$(24.0)	$19.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14.5	13.9
Asset impairment	0.8	0.0
Provision (benefit) for deferred income taxes	1.2	(15.9)
Provision for returns and doubtful accounts	2.5	3.7
Compensation expense related to equity compensation plans	2.4	3.4
Excess tax benefit from exercises of stock options	(0.1)	(0.5)
Loss on dispositions and abandonment	0.1	0.0
Changes in operating assets and liabilities:
Accounts receivable	9.0	(2.3)
Inventories	82.7	62.2
Prepaid expenses and other current assets	(6.0)	(8.4)
Accounts payable, accrued expenses and other current liabilities	(47.1)	(27.9)
Net cash provided by operating activities from continuing operations	36.0	47.2
Net cash used in operating activities from discontinued operations	0.0	(0.4)
Net cash provided by operating activities	36.0	46.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(10.2)	(11.3)
Proceeds from disposals of property, plant and equipment	0.3	0.0
Net cash used in investing activities	(9.9)	(11.3)

Cash flows from financing activities:
Repayments of capital lease obligations	(2.1)	(2.0)
Proceeds from issuance of common stock	0.1	0.3
Excess tax benefit from exercises of stock options	0.1	0.5
Net cash used in financing activities	(1.9)	(1.2)

Effects of exchange rates on cash	(1.6)	1.9

Net increase in cash	22.6	36.2
Cash – beginning of period	150.7	97.3
Cash – end of period	$173.3	$133.5
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$-	$1.2

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Balances, January 1, 2013	36,555	$0.4	$183.0	$(28.6)	$290.5	$1.0

Stock-based compensation expense			2.4
Issuance of restricted stock	130		(1.7)	1.6
Exercise of stock options	33		(0.3)	0.4
Surrender of fully vested options			(0.2)
Change in cumulative translation adjustment						(1.0)
Net loss					(24.0)

Balances, September 30, 2013	36,718	$0.4	$183.2	$(26.6)	$266.5	$-

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2013 and the results of operations for the three and nine month periods ended September 30, 2013 and 2012, statements of comprehensive income for the three and nine month periods ended September 30, 2013 and 2012, cash flows for the nine month periods ended September 30, 2013 and 2012 and changes in shareholders' equity for the nine months period ended September 30, 2013.  The December 31, 2012 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2012 and for the year then ended included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  The results for the nine month period ended September 30, 2013 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on September 28, 2013.  The third quarters of both 2013 and 2012 included 13 weeks and the first nine months of both 2013 and 2012 included 39 weeks.

2.	Net Income per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options.  The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.  The weighted average number of stock options outstanding included in the computation of diluted earnings (loss) per share was zero shares and a de minimus number of shares for the three months ended September 30, 2013 and 2012, respectively, and zero shares and 0.1 million shares for the nine months ended September 30, 2013 and 2012, respectively.  The weighted average number of restricted stock awards included in the computation of diluted earnings (loss) per share was zero shares and a de minimus number of shares for the three months ended September 30, 2013 and 2012, respectively, and  zero shares and 0.1 million shares for the nine months ended September 30, 2013 and 2012, respectively.  The weighted average number of stock options excluded from the computation of diluted earnings (loss) per share was 1.1 million and 1.5 million shares for the three months ended September 30, 2013 and 2012, respectively, and 1.2 million and 1.0 million shares for the nine months ended September 30, 2013 and 2012, respectively, due to their antidilutive effect.  The weighted average number of restricted awards outstanding excluded from the computation of diluted earnings (loss) per share was a de minimus number of shares for the three months ended September 30, 2013 and 2012, respectively, and 0.1 million and zero shares for the nine months ended September 30, 2013 and 2012, respectively, due to their antidilutive effect.

3.	Credit Facilities and Long Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a five year term and expires in October 27, 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions; certain of these covenants were amended effective September 28, 2013 to provide the Company greater flexibility. The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability.  As of September 30, 2013, eligible collateral under the agreement was $110.5 million, total availability was $105.6 million, total outstanding letters of credit were $4.9 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants under this facility, as amended, as of September 30, 2013.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of September 30, 2013 there was approximately $4.6 million outstanding against this financing facility.

The Company has outstanding capital lease obligations of $1.4 million at September 30, 2013.

4.	Special Charges, Net

The Company's Industrial Products segment has recorded reorganization costs related to the 2012 closing and relocation of a small distribution center to a new, significantly larger distribution and call center.  The balance of the restructuring reserve is included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities and other liabilities.  The Company does not anticipate incurring any additional material costs related to this closing and relocation.

The following table details the associated liabilities related to the Industrial Products special charges (in millions):

	Workforce reductions and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2013	$0.2	$1.6	$1.8
Charged to expense/(benefit)	0.1	(0.1)	0.0
Paid or otherwise settled	(0.1)	(0.1)	(0.2)
Balance September 30, 2013	$0.2	$1.4	$1.6

The Company's Technology Products segment incurred special charges in the third quarter of 2013 of approximately $5.8 million.  These charges included $3.8 million for lease termination costs (present value of contractual gross lease payments net of estimated sublease rental income, or settlement amount) and $1.5 million for fixed asset write offs related to the closing of underperforming retail stores, $0.2 million in European workforce reduction costs, $0.2 million of legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director and $0.1 million in continuing recruitment costs of the European shared services center.  For the nine month period ended September 30, 2013, the Technology Products segment incurred approximately $16.5 million of special charges.  These charges included approximately $4.8 million for lease termination costs and $2.0 million for fixed asset write offs related to the closing of underperforming retail stores, $4.5 million in workforce reductions and other exit costs related to the shared services center implementation and other European workforce reductions, $2.2 million of workforce reduction charges for senior management changes in the North American operations, $1.8 million related to start up costs of the European shared services center and $0.1 million in continuing recruitment costs of the European shared services center, $0.6 million for reserve adjustments related to the facility closing and exit from the PC manufacturing business and $0.5 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director.  The balance of the workforce reduction costs and retail store closing liabilities are included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities and other non-current liabilities.

The following table details the associated liabilities related to the Technology Products segment special charges (in millions):

	Workforce reductions and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2013	$4.3	$-	$4.3
Charged to expense	6.3	6.0	12.3
Paid or otherwise settled	(3.4)	(0.2)	(3.6)
Balance September 30, 2013	$7.2	$5.8	$13.0

5.	Segment Information

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

The Company's Industrial Products and Technology Products segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  Technology products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial Products segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment primarily, as a result of the Industrial Products segment spending more on advertising and promotion than the Technology Products segment. Additionally, the Industrial Products segment's vendors generally do not provide funding to offset its marketing expenses.

Financial information relating to the Company's operations by reportable segment was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
Technology Products	$665.0	$735.4	$2,124.3	$2,302.2
Industrial Products	125.7	110.4	349.9	303.6
Corporate and Other	1.1	1.2	4.1	3.6
Consolidated	$791.8	$847.0	$2,478.3	$2,609.4

Operating income (loss) from continuing operations:
Technology Products	$(9.9)	$(3.8)	(33.4)	1.6
Industrial Products	10.8	7.6	30.4	22.9
Corporate and Other	(4.7)	(5.7)	(16.3)	(17.6)
Consolidated	$(3.8)	$(1.9)	(19.3)	6.9

Financial information relating to the Company's operations by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
United States	$491.0	$532.8	$1,528.3	$1,619.1
United Kingdom	114.3	124.9	352.0	373.2
Other Europe	138.4	139.0	448.9	463.7
Other North America	48.1	50.3	149.1	153.4
Consolidated	$791.8	$847.0	$2,478.3	$2,609.4

 Net sales are attributed to countries based on the location of the selling subsidiary.

Financial information relating to the Company's entity-wide product category sales was as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	%	2012	%	2013	%	2012	%
Product Category:
Computers	$246.5	31.1%	$251.5	29.7%	$758.9	30.6%	$751.2	28.8%
Computer accessories & software	205.6	26.0%	234.4	27.7%	662.3	26.7%	731.3	28.0%
Industrial products	125.7	15.9%	110.4	13.0%	349.9	14.1%	303.6	11.6%
Consumer electronics	107.7	13.6%	129.4	15.3%	361.0	14.6%	443.7	17.0%
Computer components	83.3	10.5%	93.1	11.0%	277.1	11.2%	300.9	11.6%
Other	23.0	2.9%	28.2	3.3%	69.1	2.8%	78.7	3.0%
Consolidated	$791.8	100%	$847.0	100%	$2,478.3	100%	$2,609.4	100%

6.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At September 30, 2013 and 2012, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company's debt is considered to representative of its fair value because of its variable interest rate.

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

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings, including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are generally used in e-commerce or that are incorporated in a broad spectrum of products the Company sells.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the state of Pennsylvania has claimed that certain of the Company's consumer electronics e-commerce sales are subject to sales tax in Pennsylvania. The Company intends to vigorously defend this matter and believes it has strong defenses. The Company is also being audited by an entity representing 45 states seeking recovery of "unclaimed property" which related liability has been included in the Condensed Consolidated Balance Sheet within accounts payable.  The Company is complying with the audit and is providing requested information.

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

Our Technology Products segment sells computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe.   Most of these products are manufactured by other companies; however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis.  For the three and nine month periods ended September 30, 2013 and 2012, Technology products accounted for 84% and 87% of our net sales, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  For the three and nine month periods ended September 30, 2013 and 2012, Industrial products accounted for 16% and 13% of our net sales, respectively. In both of our Technology Products and Industrial Products segments, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Our Industrial Products and Technology Products segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  Technology products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial Products segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment primarily, as a result of the Industrial Products segment spending more on advertising and promotion than the Technology Products segment. Additionally, the Industrial Products segment's vendors generally do not provide funding to offset its marketing expenses.

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

Recent developments

In August 2013 the Company's Board of Directors approved the expansion of the administrative and back office services that its recently opened European shared services center will offer to certain of the Company's operating subsidiaries in Europe.  As a result of this expansion the Company anticipates incurring workforce reduction and exit costs and startup costs of approximately $11.0 million during the last quarter of 2013 and through the end of 2014. This amount includes approximately $9.0 million for workforce reduction costs and approximately $2.0 million in other tax, legal and recruiting fees. The Company anticipates that all of these costs will result in future cash expenditures which will be incurred during the last quarter of 2013 and through the end of 2014. Not all of the components of this expansion initiative are finalized, and the actual costs and specific timing of the costs could change from the Company's estimate as the scope of the initiative and underlying assumptions may change.

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

Recent Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission ("SEC").  These authorities issue numerous pronouncements, most of which are not applicable to the Company's current or reasonably foreseeable operating structure.  There are no new authoritative pronouncements that management believes are relevant to the Company's current operation.

Results of Operations

Three and Nine Months Ended September 30, 2013 compared to the Three and Nine Months Ended September 30, 2012

Key Performance Indicators* (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2013	2012	Change	2013	2012	Change
Net sales by segment:
Technology Products	$665.0	$735.4	(9.6)%	$2,124.3	$2,302.2	(7.7)%
Industrial Products	125.7	110.4	13.9%	349.9	303.6	15.3%
Corporate and other	1.1	1.2	(8.3)%	4.1	3.6	13.9%
Consolidated net sales	$791.8	$847.0	(6.5)%	$2,478.3	$2,609.4	(5.0)%
Net sales by channel:
Business to business	$528.3	$527.5	0.2%	$1,599.6	$1,583.2	1.0%
Consumer	263.5	319.5	(17.5)%	878.7	1,026.2	(14.4)%
Consolidated net sales	$791.8	$847.0	(6.5)%	$2,478.3	$2,609.4	(5.0)%
Consolidated gross margin	14.9%	14.0%	0.9%	14.4%	14.1%	0.3%
Consolidated SG&A costs**	$121.5	$120.9	0.5%	$376.7	$360.8	4.4%
Consolidated SG&A costs** as a % of net sales	15.3%	14.3%	1.0%	15.2%	13.8%	1.4%
Operating income (loss) from continuing operations by segment:**
Technology Products	$(9.9)	$(3.8)	160.5%	$(33.4)	$1.6	(2,187.5)%
Industrial Products	10.8	7.6	42.1%	30.4	22.9	32.8%
Corporate and other	(4.7)	(5.7)	(17.5)%	(16.3)	(17.6)	(7.4)%
Consolidated operating income (loss)	$(3.8)	$(1.9)	100.0%	$(19.3)	$6.9	(379.7)%
Operating margin from continuing operations by segment**
Technology Products	(1.5)%	(0.5)%	(1.0)%	(1.6)%	0.1%	(1.7)%
Industrial Products	8.6%	6.9%	1.7%	8.7%	7.5%	1.2%
Consolidated operating margin from continuing operations	(0.5)%	(0.2)%	(0.3)%	(0.8)%	0.3%	(1.1)%
Income (loss) from continuing operations	$(11.6)	$14.0	(182.9)%	$(24.0)	$19.0	(226.3)%
Net margin from continuing operations	(1.5)%	1.7%	(3.2)%	(1.0)%	0.7%	(1.7)%

*excludes discontinued operations
**includes special charges, net (See Note 4 of Notes to Condensed Consolidated Financial Statements).

NET SALES

SEGMENTS

The Technology Products net sales decrease in the quarter and year to date is attributable to declines in all product category sales within North America and European markets.  Within the quarter, North American sales declined due to continued weakness in consumer channels sales, principally internet and retail sales and business to business sales declined, in part, due to our exit from the PC manufacturing business. Within Europe for the quarter, business to business sales were flat and consumer channel sales declined and year over year in Europe, business to business and consumer channel sales declined. Strong computer sales year to date in Europe were more than offset by weak sales of computer accessories and software, consumer electronics, and computer components in North America and Europe.  On a constant currency basis, Technology Products net sales would have decreased 10.0% and 7.8%, respectively, for the three and nine month periods ended September 30, 2013.

The Industrial Products net sales increase is attributable to the addition of products offered and newer product categories on the Company's website, broadening of key product categories, continued growth in Canadian website sales and the addition of sales personnel.

CHANNELS

The modest growth in consolidated business to business channel sales was driven by the Industrial Products segment's 13.9% growth for the third quarter and 15.3% growth for the nine month period ended September 30, 2013 that resulted from the sales initiatives mentioned above. Tepid business demand in Technology Products offset the gain in Industrial Products.  The Company is taking proactive measures to improve Technology Products business to business operations in Europe and North America, including making investments to strengthen and expand our sales teams, realigning certain sales offices and implementing cost reduction initiatives.  On a constant currency basis, worldwide business to business channel sales declined 0.5% for the third quarter of 2013 and increased 1.0% for the nine month period ended September 30, 2013.

The decline in consolidated consumer-channel sales for the three and nine month periods ended September 30, 2013 resulted from weakness in internet and retail store sales, in North America and in consumer channel sales declines in Europe.  On a constant currency basis, worldwide consumer channel sales decreased 17.3% and 14.3%, respectively, for the three and nine month periods ended September 30, 2013.

GROSS MARGIN

The increase in consolidated gross margin for the three and nine month periods ended September 30, 2013 was primarily due to increased Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage of gross profit dollars in 2013 as compared to the same period in 2012.  Gross margin benefited from increased efficiencies from the Industrial Products distribution center opened in 2012 and additional improvement in freight processes.  Technology Products margin benefited from gross margin expansion in Europe yet was partially offset by a small decline in North American Technology segment due to continued competitive pricing pressures.  Gross margin is dependent on variables such as product mix, price protection and other sales incentives offered by the Company's vendors, competition, pricing strategy, co-operative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The decrease in selling, general and administrative expenses for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily the result of (i) decreases in salary and related costs in the North America Technology Products segment and corporate overhead departments offset by increases of sales and sales related personnel costs in the Industrial and European Technology Products segments, (ii) a temporary overlap of costs  in Europe as we transition functions to our European shared services center,  and (iii) decreased catalog and store advertising costs in the North America Technology and Industrial Products segments offset by increases in internet advertising expenses in the Industrial Products segment. Significant expense decreases for the three months ended September 30, 2013 include approximately $0.9 million of decreased catalog and store advertising costs offset by decreased vendor co-operative funding, $0.9 million of decreased salary and related expenses, $0.5 million of decreased temporary labor costs, $0.4 million of decreased credit card fees, and decreases in various other operating expenses offset by $0.4 million of increased internet advertising expense.

The increase in selling, general and administrative expenses for the nine month period ended September 30, 2013 was primarily the result of increases in salary and related costs in the European Technology and Industrial Products segments as mentioned above, increased internet advertising costs in the Industrial Products segment, and increased rent and related costs in the European Technology segment.  Significant expense increases for the nine month period ended September 30, 2013 include approximately $3.6 million of increased salary and related expenses, $3.5 million of increased internet advertising, increased rent and related costs of $0.8 million, and decreased vendor co-operative funding of $2.1 million offset by a decrease of approximately $2.0 million of legal, professional and consulting expenses, $1.6 million in catalog and store advertising costs and decreased credit card fees of $1.2 million.

SPECIAL CHARGES, NET

The Company's Technology Products segment incurred special charges in the third quarter of 2013 of approximately $3.8 million for lease termination costs and $1.5 million for fixed asset write offs related to the closing of underperforming retail stores, approximately $0.2 million in workforce reduction costs, approximately $0.2 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director and approximately $0.1 million in continuing recruitment  costs of the European shared services center.

For the nine month period ended September 30, 2013, the Technology Products segment incurred approximately $16.5 million of special charges.  These included approximately $4.8 million for lease termination costs and $2.0 million for fixed asset write offs related to the closing of underperforming retail stores, approximately $4.5 million of workforce reductions and other exit costs related to the shared services center implementation, $2.2 million of workforce reduction charges for senior management changes, $1.9 million of startup costs related to our European shared services center, $0.6 million from reserve adjustments related to the facility closing and exit from the PC manufacturing business and approximately $0.5 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director.  For the nine months ended September 30, 2013, the Company's Industrial Products segment incurred minimal reserve adjustments related to the closing and relocation of a small distribution center to a new, significantly larger distribution and call center.

The Company's Industrial Products segment recorded no additional charges for the third quarter of 2012 and approximately $2.2 million for the nine month period ended September 30, 2012 related to facility exit costs.  The Company recorded severances and legal and professional fees related to a previously disclosed completed investigation and settlement with a former officer and director and costs associated with senior management staffing changes within the North America Technology Products segment of approximately $0.3 million and $2.1 million, respectively, for the three and nine month periods ended September 30, 2012 and $0.1 million of severance costs within the European Technology Products segment. The Company also recorded $1.7 million of patent settlements with non-practicing entities for the three and nine month periods ended September 30, 2012.

OPERATING MARGIN

The decline in Technology Products operating margin was due to the challenging consumer business in North America and Europe, a decline in business to business sales, reduced vendor co-operative funding in North America and lower sales and associated gross profit to cover fixed selling, general and administrative expenses.

The increase in Industrial Products operating margin was due to increased efficiencies from the recently opened distribution center and additional improvement in our freight results, the addition of products offered and newer product categories on the Company's website, broadening of key product categories, continued growth in Canadian website sales and the addition of sales personnel.

The decrease in Corporate and other expenses primarily resulted from savings in our overhead departments.

Consolidated operating margin was impacted by special charges of $5.8 million and $2.0 million for the three month periods ended September 30, 2013 and 2012, respectively and $16.5 million and $6.1 million for the nine month periods ended September 30, 2013 and 2012, respectively.

INTEREST EXPENSE

The interest expense decrease in 2013 is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations. Interest expense for 2012 is attributable to interest on the Recovery Zone bond facility and outstanding capital lease obligations.

INCOME TAXES

The Company's tax expense for the third quarter of 2013 was $8.4 million compared to a $16.1 million benefit in 2012. Tax expense for the nine months ended September 30, 2013 was $4.5 million compared to a benefit of $13.9 million in 2012.  Tax expense in 2013 is driven by tax expense in the Company's foreign subsidiaries partially offset by the tax benefit of projected pretax losses in the United States. Additionally, the Company has approximately $8.7 million in pretax losses for which no benefit is recognized as the result of those losses being in jurisdictions where deferred tax assets, including net operating losses, are subject to a full valuation allowance.

Tax benefit for both the three and nine month periods ended September 30, 2012 is primarily due to the reversal of approximately $15.1 million of valuation allowances against deferred tax assets of a foreign subsidiary as demonstrated and projected profitable results in this subsidiary's operations caused the valuation allowances to be deemed no longer necessary at September 30, 2012.

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

Selected liquidity data (in millions):
	September 30, 2013	December 31, 2012	$ Change
Cash	$173.3	$150.7	$22.6
Accounts receivable, net	$287.7	$297.4	$(9.7)
Inventories	$284.6	$367.2	$(82.6)
Prepaid expenses and other current assets	$28.9	$23.5	$5.4
Accounts payable	$346.4	$405.3	$(58.9)
Accrued expenses and other current liabilities	$93.6	$83.5	$10.1
Current portion of long term debt	$2.5	$2.8	$(0.3)
Working capital	$345.3	$360.8	$(15.5)

Our working capital decreased primarily as a result of decreased inventory, accounts receivable and accounts payable balances partially offset by increased cash balances.  We expect that future inventory and accounts receivable balances will continue to fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash provided by continuing operations was $36.0 million resulting from changes in our working capital accounts, which provided $38.6 million in cash compared to $23.6 million in 2012, primarily the result of the fluctuation in our inventory, accounts receivable, accounts payable, accrued expenses and other current liabilities balances.  Cash generated from net income from continuing operations adjusted by other non-cash items used $2.6 million compared to $23.6 million provided by these items in 2012, primarily the result of the release of deferred tax asset valuation allowances related to the Company's French subsidiary and higher net income in 2012.  Net cash used in discontinued operations was $0.0 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Net cash used in investing activities during 2013 totaled $9.9 million for furniture and fixtures, leasehold improvements, and computer equipment expenditures primarily for a new sales and administrative office in the United Kingdom, expenditures for the European shared services center, expenditures for our inventory and warehousing functions in Europe, information and communications systems hardware and software, and machinery and equipment used in Industrial Products new distribution and call center.  Net cash used in investing activities in 2012 totaled $11.3 million and were for fabrication materials, expenditures for a new retail store opening, upgrades and enhancements to our information and communications systems hardware and software, and expenditures related to the new distribution and call center.

Net cash used in financing activities during 2013 was $1.9 million. We repaid approximately $2.1 million of capital lease obligations and net proceeds and excess tax benefits from stock option exercises provided $0.2 million.  In 2012, we repaid approximately $2.0 million of capital lease obligations.  Net proceeds and excess tax benefits from stock option exercises provided approximately $0.8 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term and expires in October 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions; certain of these covenants were amended effective September 28, 2013 to provide the Company greater flexibility.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability. As of September 30, 2013, eligible collateral under this agreement was $110.5 million, total availability was $105.6 million, total outstanding letters of credit were $4.9 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility, as amended, as of September 30, 2013.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.   The proceeds from Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of September 30, 2013 there was approximately $4.6 million outstanding against this lease facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at September 30, 2013 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

Our earnings and cash flows are seasonal in nature, with the fourth quarter of the fiscal year generating somewhat higher earnings and cash flows than the other quarters.  Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, the relative level of sales generated by our Industrial Products and Technology Products segments, product mix within our segments, and relative levels of domestic and foreign sales.  Unusual expense items, such as special charges may impact earnings and are separately disclosed.  We expect that past performance may not be indicative of future performance due to the competitive nature of our Technology Products segment where the need to adjust prices to gain or hold market share is prevalent.

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

We maintain our cash primarily in money market funds or their equivalent.  As of September 30, 2013, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2013 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of September 30, 2013, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2013.  Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings, including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the state of Pennsylvania has claimed that certain of the Company's consumer electronics e-commerce sales are subject to sales tax in Pennsylvania.  The Company intends to vigorously defend this matter and believes it has strong defenses.  The Company is also being audited by an entity representing 45 states seeking recovery of "unclaimed property", which related liability has been included in the Condensed Consolidated Balance Sheet within accounts payable.  The Company is complying with the audit and is providing requested information.

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

Item 6.   Exhibits

10.32
Amendment No. 2 and Waiver, dated as of August 7, 2013, to the Second Amended and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and the lenders from time to time party thereto (filed herewith)

10.33
Amendment No. 3 and Waiver, dated as of October 31, 2013 with an effective date of September 28, 2013, to the Second Amendment and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and the lenders from time to time party thereto (filed herewith)

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

SYSTEMAX INC.

Date: November 5, 2013	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence Reinhold

Lawrence Reinhold
Executive Vice President and Chief Financial Officer