Form 10-K
period 2013-12-31
SYSTEMAX INC
filed 2014-03-12
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 1-13792
_________________________

Systemax Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3262067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Harbor Park Drive
Port Washington, New York 11050
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (516) 608-7000
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $ .01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
_________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $100,875,228. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of February 28, 2014 was 36,735,795 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

•	risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services
•	the Company’s management information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions, particularly as we transition certain functions from our existing platforms to a new platform specifically developed for our needs, would have a material adverse effect on us
•	general economic conditions, such as decreased consumer confidence and spending, reductions in manufacturing capacity and inflation could result in our failure to achieve our historical sales growth rates and profit level
•	technological change, such as the integration of formerly separate products (for instance, cameras and GPS devices into cellular phones) and the effect of increased tablet sales on sales of PCs and laptop computers, can have a material effect on our product mix and results of operations
•	the markets for our products and services are extremely competitive and if we are unable to successfully respond to our competitors’ strategies our sales and gross margins will be adversely affected
•	our retail operations must compete with ecommerce retailers, who have lower cost structures and pricing strategies
•	our ecommerce operations must compete with large, expanding ecommerce retailers
•	sales tax laws or government enforcement priorities may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws and interpretations do not require us to do so
•	our substantial international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements, political uncertainty and the management of our expanding international operations infrastructure, including our ability to timely and effectively continue to transition certain support operations to our shared services center in Hungary and effectively implement distribution logistics initiatives in Europe
•	managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors
•	effective management of our retail stores in North America
•	meeting credit card industry compliance standards in order to maintain our ability to accept credit cards
•	significant changes in the computer products retail industry, especially relating to the distribution and sale of such products
•	timely availability of existing and new products

•	risks associated with delivery of merchandise to customers by utilizing common delivery services
•	borrowing costs or availability
•	pending or threatened litigation and investigations
•	the availability of key personnel
•	the continuation of key vendor relationships
•	the ability to maintain satisfactory credit arrangements

Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Item 1. Business.

General

Systemax is primarily a direct marketer of brand name and private label products. Our sales operations are organized in two reportable business segments — Technology Products and Industrial Products.

Our Technology Products segment sells products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”). These products include computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe. Most of these products are manufactured by other companies; however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis. Technology Products accounted for 86%, 89% and 91% of our net sales in 2013, 2012 and 2011, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies categorized as Maintenance, Repair and Operations (“MRO”) which are marketed in North America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis. Industrial products accounted for 14%, 11%, and 9% of our net sales in 2013, 2012 and 2011, respectively.

Recent developments

The Company’s Board of Directors, in August 2013, approved the expansion of the administrative and back office services that the new European shared services center would offer to certain of the Company’s operating subsidiaries in Europe. As a result of this expansion, the Company incurred exit, severance and start up costs together with other cost reduction initiatives of approximately $8.2 million in 2013. The Company anticipates incurring workforce reduction and exit costs and recruitment costs of approximately $8.5 million through the end of 2014. This amount includes approximately $8.0 million for workforce reduction costs and approximately $0.5 million in other tax, legal and recruiting fees. The Company anticipates that all of these costs will result in future cash expenditures which will be incurred through the end of 2014. Also during 2013, the Company closed five of its retail stores resulting in charges for lease costs and severances of approximately $7.5 million.

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

ICT products offered by our Technology Products segment include: computing products such as laptops, desktops and tablets; computer components and accessories; commercial and home networking; and software. CE products include TV and video; audio; cameras and surveillance; GPS; cell phones; video games and toys; home and electronics accessories.

MRO products offered by our Industrial Products segment include material handling; storage and shelving; workbench and shop desks; packaging and supplies; furniture and office; foodservice and appliances; janitorial and maintenance; tools and instruments; fasteners and hardware; motors and power transmission; HVAC/R and fans; electrical and bulbs; plumbing supplies; and safety and medical items.

Sales and Marketing

We market our products to both business customers (“B2B”) and to individual consumers (“B2C”). Our B2B customers include for-profit businesses, educational organizations and government entities. We have developed numerous proprietary customer and prospect databases.

To reach our B2C customers, we use online methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in the most cost-effective manner. We combine our use of e-commerce initiatives with catalog mailings, which generate online orders and calls to inbound sales representatives. These sales representatives use our information and distribution systems to fulfill orders and explore additional customer product needs. Sales to individual consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers. We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales. We have also successfully increased our sales to individual consumers by using retail outlet stores.

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

E-commerce

The worldwide growth in active internet users has made e-commerce a significant opportunity for sales growth.

The increase in our internet-related sales enables us to leverage our advertising spending. We currently operate multiple e-commerce sites, including:

North America	Europe

www.tigerdirect.com	www.misco.co.uk
www.tigerdirect.ca	www.misco.de
www.tigerdirect.pr	www.misco.fr
www.infotelusa.com	www.misco.nl
www.globalcomputer.com	www.misco.it
www.globalgoved.com	www.misco.es
www.globalindustrial.com	www.misco.se
www.globalindustrial.ca	www.misco.at
www.globalindustrial.mx	www.misco.ch
www.nexelwire.com	www.misco.be
www.misco.ie
www.inmac-wstore.com
www.dealopro.com

We are continually upgrading the capabilities and performance of these websites. Our internet sites feature online catalogs of hundreds of thousands of products, allowing us to offer a wider variety of computer and industrial products than our printed catalogs. Our customers have around-the-clock, online access to purchase products and we have the ability to create targeted promotions for our customers’ interests.

In addition to our own e-commerce websites, we have partnering agreements with several of the largest internet shopping and search engine providers who feature our products on their websites or provide “click-throughs” from their sites directly to ours. These arrangements allow us to expand our customer base at an economical cost.

Catalogs

We currently produce a total of 11 full-line or direct mail publications in North America and Europe under distinct titles. Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Misco®, Global Industrial™, Nexel™ and Inmac WStore®. We mail catalogs to both businesses and individual consumers. In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-contact. Our in-house staff designs all of our catalogs, which reduces overall catalog expense and shortens catalog production time. Our catalogs are printed by third parties under fixed pricing arrangements. The commonality of certain core pages of our catalogs also allows for economies of scale in catalog production.

Continuing our focus on internet advertising, the distribution of our catalogs decreased to 14.6 million in 2013, which was 21.1% less than in the prior year. In 2013, we mailed approximately 9.4 million catalogs in North America, a 27.7% decrease from last year and approximately 5.2 million catalogs in Europe, or 5.5% fewer than mailed in 2012.

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

Suppliers

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. In 2013, one vendor accounted for 13.9% of our purchases. In 2012, no vendor accounted for 10% or more of our purchases and in 2011, one vendor accounted for 11.5% of our purchases. The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

Most private label products are manufactured by third parties to our specifications.

Competition and Other Market Factors

Technology Products

The North American and European technology product markets are highly competitive, with many U.S., European and Asian companies vying for market share. There are few barriers to entry, with these products being sold through multiple channels of distribution, including direct marketers, local and national retail computer stores, computer resellers, mass merchants, over the Internet and by computer and office supply superstores.

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

Current economic conditions in the United States, including eroding consumer demand, as well as ongoing difficulties in the various European countries where we operate, raise additional concerns as we believe the loss of consumer confidence in the Company’s markets together has resulted in a decrease of spending in the categories of products we sell. It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity and create shortages of product.

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

Employees

As of December 31, 2013, we employed a total of approximately 5,100 employees, of whom 3,500 were in North America and 1,600 were in Europe and Asia.

Seasonality

As the Company has a significant portion of its sales in the North America consumer business market, the fourth quarter has historically represented the greatest portion of annual sales. Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations; Seasonality”.

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

Financial Information About Foreign and Domestic Operations

We currently sell our products in North America (the United States, Puerto Rico and Canada) and Europe. Approximately 38.8%, 37.8%, and 36.0% of our net sales during 2013, 2012 and 2011, respectively were made by subsidiaries located outside of the United States. For information pertaining to our international operations, see Note 12, “Segment and Related Information,” to the Consolidated Financial Statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations, excluding discontinued operations, in those two geographic markets (in millions):

	North America	Europe	Total
2013
Net sales	$2,256.9	$1,095.4	$3,352.3
Operating loss	$(14.9)	$(5.7)	$(20.6)
Identifiable assets	$610.4	$332.0	$942.4

2012
Net sales	$2,417.6	$1,126.7	$3,544.3
Operating income (loss)	$(63.6)	$23.7	$(39.9)
Identifiable assets	$642.9	$319.4	$962.3

2011
Net sales	$2,580.8	$1,099.8	$3,680.6
Operating income	$45.0	$35.8	$80.8
Identifiable assets	$643.9	$245.8	$889.7

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

Current economic conditions may cause the loss of consumer confidence in the Company’s domestic and international markets which may result in a decrease of spending in the categories of products we sell, which occurred in 2012 and continued in 2013. With conditions in the market for technology products remaining highly competitive, reductions in our selling prices, as we have experienced in recent years, have adversely affected our revenues and profits and could continue to do so in the future. It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity or allocations to their customers creating shortages of product. Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism. Our consolidated results of operations are directly affected by economic conditions in North America and Europe. We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders, which occurred in 2012 and continued in 2013. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and maintain our margins, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect our sales, prices and profitability as well, which occurred in 2012 and continued in 2013. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

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

We may not be able to compete effectively with current or future competitors. The markets for our products and services are intensely competitive and subject to constant technological change. The integration of formerly separate products such as cameras and GPS devices into cell phones, and the adverse impact of the boom in tablets sales on PC and laptop sales, demonstrate how rapid technological change can significantly effect the markets for the products we sell. We expect this competition and technological change to further intensify in the future. Competitive factors include price, availability, service and support. We compete with a wide variety of other resellers and retailers, including internet marketers, as well as manufacturers. Our North America Tech retail operations face pressure from the ongoing migration of “brick and mortar” sales to online/ecommerce sales channels, and our ecommerce business faces pressure from competing with large, expanding ecommerce retailers. Many of our competitors are larger companies with greater financial, marketing and product development resources than ours. The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets. We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. In addition, new competitors may enter our markets. This may place us at a disadvantage in responding to competitors’ pricing strategies, technological advances and other initiatives, resulting in our inability to increase our revenues or maintain our gross margins in the future.

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

We rely on a variety of information and telecommunications systems in our operations. Our success is dependent in large part on the accuracy and proper use of our information systems, including our telecommunications systems. To manage our growth, we continually evaluate the adequacy of our existing systems and procedures, and are engaged in transitioning key features of our current information and operating systems to a new platform we have developed specifically for our needs; delays or operational problems in effectively implementing the transition could have a material adverse effect on our operations. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information systems, including software and hardware, as we grow and the needs of our business change. The occurrence of a significant system failure, electrical or telecommunications outages or our failure to expand or successfully implement new systems could have a material adverse effect on our results of operations.

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

•	The establishment and integration of our shared service center in Hungary exposes us to various technology, regulatory and economic risks.

We opened our new shared services center in Budapest, Hungary during the second quarter of 2013. The new facility is currently providing certain administrative and back office services to our European business and we expect that it will help drive operational efficiencies and better serve the Company's pan-European operating strategy. Our efforts to operate our European business in a more centralized manner, rather than on an individual country by country basis, will require us to implement changes in our business processes, eliminate redundancies, relocate and/or hire new personnel, transition our information management systems, and integrate the new operation into our existing business seamlessly and without disruption to our operations, customers and vendors. However, changes in economic, regulatory or political conditions in Hungary, delays in launching or integrating the facility, delays or operational problems in transitioning our information management systems, a lower than expected impact of the facility on the Company’s European operations, costs and capital expenditures, the ability to timely hire and train new employees in Hungary, and delays, impediments or other problems associated with its establishment, could all have a material adverse effect on our European operations and our results of operations.

•	We rely on third party suppliers for most of our products and services. The loss or interruption of these relationships could impact our sales volumes, the levels of inventory we must carry, and/or result in sales delays and/or higher inventory costs from new suppliers. Co-operative advertising and other sales incentives provided by our suppliers have decreased and could decrease further in the future thereby increasing our expenses and adversely affecting our results of operations and cash flows.

We purchase a substantial portion of our technology products from major distributors and directly from large manufacturers who may deliver those products directly to our customers. These relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory. The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

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

Many product suppliers provide us with co-operative advertising support in exchange for featuring their products in our catalogs and on our internet sites. Certain suppliers provide us with other incentives such as rebates, reimbursements, payment discounts, price protection and other similar arrangements. These incentives are offset against cost of goods sold or selling, general and administrative expenses, as applicable. The level of co-operative advertising support and other incentives received from suppliers has declined and may decline further in the future, increasing our cost of goods sold or selling, general and administrative expenses and have an adverse effect on results of operations and cash flows.

•	Goodwill and intangible assets may become impaired resulting in a charge to earnings.

The Company has made acquisitions in the past of other businesses and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired we may be required to record a significant charge to earnings in the period during which the impairment is discovered. In the fourth quarters of 2012 and 2013, significant impairment charges of these intangible assets and goodwill were recorded. Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2013, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the European Union Euro, Canadian Dollar, British Pound Sterling, and the U.S. Dollar. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales accounted for approximately 38.8% of our revenue during 2013. To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

As of December 31, 2013, we had approximately 1,600 employees located in Europe and Asia. We have workers’ councils representing the employees of our France, Germany, and Netherlands operations, and trade unions representing our employees in Italy and Sweden and elected employee representatives for our employees in the United Kingdom and Spain. Most of these European employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by unions or workers’ councils that must approve certain changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. The establishment of our shared services center in Hungary regarding related reductions in force is subject to discussion with and approval of certain of the workers councils. We have entered into consultation processes under local laws at our Germany, France, Netherlands and Italy locations for, among other things, restructuring our operations and effecting reductions in force in connection with implementing our shared services center in Hungary. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

•	We operate retail stores in North America and Puerto Rico and we must effectively manage our cost structure, such as inventory needs, point of sales systems, personnel and lease expense.

We currently have 36 retail stores operating in North America and Puerto Rico at December 31, 2013. The Company needs to effectively manage its cost structure including the additional inventory needs, retail point of sales IT systems, retail personnel and leased facilities. Future growth in retail will also be dependent on the ability to attract customers and build brand loyalty. The retail computer and consumer electronics business is highly competitive and has narrow gross margins. If we fail to manage our growth and cost structure while maintaining high levels of service and meeting competitive pressures adequately, our business plan may not be achieved and may lead to reduced profitability.

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

The computer and consumer electronics industry is highly price competitive and gross profit margins are narrow and variable. The Company’s ability to further reduce prices in reaction to competitive pressure is limited. Additionally, gross margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and/or price protection programs, product return rights, and product mix. In 2013 pricing pressure continued to be prevalent in the markets we serve and we expect this to continue. We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines. If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

•	We would be exposed to liability, including substantial fines and penalties and, in extreme cases, loss of our ability to accept credit cards, in the event our privacy and data security policies and procedures are inadequate to prevent security breaches of our consumer personal information and credit card information records.

In processing our sales orders we often collect personal information and credit card information from our customers. The Company has privacy and data security policies in place which are designed to prevent security breaches, however, if a third party or a rogue employee or employees are able to bypass our network security, “hack into” our systems or otherwise compromise our customers’ personal information or credit card information, we could be subject to liability. This liability may include claims for identity theft, unauthorized purchases and claims alleging misrepresentation of our privacy and data security practices or other related claims. While the Company believes it conforms to appropriate Payment Card Industry (“PCI”) security standards where necessary for its various businesses, any breach involving the loss of credit card information may lead to PCI related fines in the millions of dollars. In the event of a severe breach, credit card providers may prevent our accepting of credit cards. Any such liability related to the aforementioned risks could lead to reduced profitability and damage our brand(s) and/or reputation.

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

Our business depends largely on the efforts and abilities of certain key senior management. The loss of the services of one or more of such key personnel could have a material adverse affect on our business and financial results

•	We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our results of operations and business.

From time to time, we are involved in lawsuits or other legal proceedings arising in the ordinary course of our business. These may relate to, for example, patent, trademark or other intellectual property matters, employment law matters, states sales tax claims on internet/ecommerce transactions, product liability, commercial disputes, consumer sales practices, or other matters. In addition, as a public company we could from time to time face claims relating to corporate or securities law matters. The defense and/or outcome of such lawsuits or proceedings could have a material adverse affect on our business. See “Legal Proceedings”.

•	Our profitability can be adversely affected by changes in our income tax exposure due to changes in tax rates or laws, changes in our effective tax rate due to changes in the mix of earnings among different countries, restrictions on utilization of tax benefits and changes in valuation of our deferred tax assets and liabilities.

Changes in our income tax expense due to changes in the mix of U.S. and non-U.S. revenues and profitability, changes in tax rates or exposure to additional income tax liabilities could affect our profitability. We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate has been in the past and could be in the future adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, restrictions on utilization of tax benefits, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments. The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income in those jurisdictions. In addition, the amount of income taxes we pay is subject to audit in our various jurisdictions and a material assessment by a tax authority could affect our profitability. During 2013 the Company recorded non-cash valuation allowances against its deferred tax assets of approximately $28.9 million, including $20.5 million against its U.S. federal deferred tax assets.

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

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 70% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions. Further, as a "controlled company" under NYSE rules, the Company has elected to opt-out of certain New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board; the Company does however currently have an independent Audit, Compensation Committee and Corporate Governance and Nominating Committees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate our business from numerous facilities in North America, Europe and Asia. These facilities include our headquarters location, administrative offices, telephone call centers, distribution centers and retail stores. Certain facilities handle multiple functions. Most of our facilities are leased; certain are owned by the Company.

North America

As of December 31, 2013 we have five distribution centers in North America which aggregate approximately 1.9 million square feet, all of which are leased. Our headquarters, administrative offices and call centers aggregate approximately 383,000 square feet, all of which are leased. Our computer assembly facility is approximately 300,000 square feet and is owned by the Company and is currently under contract for sale.

The following table summarizes the geographic location of our North America stores at the end of 2013:

Location	Stores Open – 12/31/12	Store Openings/ (Store Closings)	Stores Open – 12/31/13
Delaware	2	(1)	1
Florida	17	-	17
Georgia	1	-	1
Illinois	5	(1)	4
North Carolina	2	(1)	1
Puerto Rico	2	-	2
Texas	6	(2)	4
Ontario, Canada	6	-	6
	41	(5)	36

All of our retail stores are leased. The retail stores average 22,203 square feet.

Europe

As of December 31, 2013, we have three distribution centers in Europe which aggregate approximately 190,000 square feet. Two of these, aggregating approximately 117,000 square feet are leased; one distribution center of approximately 73,000 square feet is owned by the Company. Our administrative offices and call centers aggregate approximately 282,000 square feet, of which 205,000 square feet are leased and 77,000 square feet are owned by the Company.

Asia

As of December 31, 2013, we leased administrative offices in Asia of approximately 58,000 square feet.

Please refer to Note 11 to the Consolidated Financial Statements for additional information about leased properties, including aggregate rental expense for these properties.

Item 3. Legal Proceedings.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business. In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are generally used in e-commerce or that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended. In this regard, the state of Pennsylvania has claimed that certain of the Company’s consumer electronics e-commerce sales are subject to sales tax in Pennsylvania. The Company intends to vigorously defend this matter and believes it has strong defenses. The Company is also being audited by an entity representing 45 states seeking recovery of “unclaimed property.” The Company is complying with the audit and is providing requested information.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2013 the Company had established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at December 31, 2013 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

On June 21, 2011 the Company received notice that the Securities and Exchange Commission (“SEC”) had initiated a formal investigation into the matters discovered by the Audit Committee’s internal investigation. In September 2012, the SEC charged Gilbert Fiorentino for fraudulently obtaining undisclosed compensation directly from firms that conducted business with the Company, for stealing Company merchandise that was used to market our products, and for failing to disclose his extra compensation and perks to the Company or its auditors. Mr. Fiorentino agreed to settle the SEC’s charges by paying a fine and consenting to a permanent bar from serving as an officer or director of any publicly held company, and agreed to a permanent injunction from further violations of the antifraud and other provisions of the federal securities laws. The Company fully cooperated with the SEC in its formal investigation and in February 2013 the SEC advised the Company that it had concluded its investigation and would not be recommending that any action be taken against the Company.

Related actions:

On June 18, 2013 Carl Fiorentino, former executive of the Company’s North America Technology Business, was indicted by the United States Attorney's Office for the Eastern District of New York for mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax. A superseding indictment was filed on September 5, 2013. The case has been transferred to the United States District Court for the Southern District of Florida; trial is scheduled to begin in July 2014.

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

	High	Low
2013
First Quarter	$11.20	$9.38
Second Quarter	9.97	8.50
Third Quarter	9.87	9.04
Fourth Quarter	11.66	9.12

2012
First Quarter	$20.57	$16.33
Second Quarter	17.71	11.41
Third Quarter	12.80	10.60
Fourth Quarter	12.35	9.16

On December 28, 2013, the last reported sale price of our common stock on the New York Stock Exchange was $11.58 per share. As of December 28, 2013, we had 176 shareholders of record.

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

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. The selected statement of operations data, excluding discontinued operations, for fiscal years 2013, 2012 and 2011 and the selected balance sheet data as of December 2013 and 2012 are derived from the audited consolidated financial statements which are included elsewhere in this report. The selected balance sheet data as of December 2011, 2010 and 2009 and the selected statement of operations data for fiscal years 2010 and 2009 are derived from the audited consolidated financial statements of the Company which are not included in this report.

	Years Ended December 31,
	(In millions, except per share data)
	2013	2012	2011	2010	2009
Statement of Operations Data:

Net sales	$3,352.3	$3,544.3	$3,680.6	$3,589.0	$3,163.0
Gross profit	$486.7	$488.1	$530.5	$489.5	$453.4
Operating income (loss) from continuing operations	$(20.6)	$(39.9)	$80.8	$68.8	$80.1
Net income (loss) from continuing operations	$(43.8)	$(8.0)	$54.6	$42.6	$49.2
Per Share Amounts:
Net income (loss) — diluted	$(1.18)	$(0.22)	$1.47	$1.13	$1.32
Weighted average common shares — diluted	37.0	36.9	37.1	37.6	37.3
Cash dividends declared per common share	$-	$0.25	$-	$-	$0.75
Balance Sheet Data:
Working capital	$345.8	$360.8	$354.8	$300.9	$250.1
Total assets	$942.4	$962.3	$889.7	$894.1	$816.9
Long-term debt, excluding current portion	$2.9	$5.4	$7.1	$7.4	$1.2
Shareholders’ equity	$406.2	$446.3	$454.3	$409.3	$364.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in two reportable business segments — Technology Products and Industrial Products.

Technology Products

Our Technology Products segment primarily sells ICT AND CE products. These products are marketed in North America, Puerto Rico and Europe. Most of these products are manufactured by other companies; however, we do offer a selection of products that are manufactured for us to our own design and marketed on a private label basis. Technology products accounted for 86%, 89% and 91% of our net sales in 2013, 2012 and 2011, respectively.

In the fourth quarter of 2013, certain subsidiaries of the Company sold CompUSA intellectual property assets (primarily domain names, trademarks and certain historical customer information) and accordingly the Company discontinued using the CompUSA brand in Puerto Rico. The Company wrote off approximately $2.9 million, pre-tax, related to the intangible assets of the CompUSA brand in Puerto Rico.

In the fourth quarter of 2012, the Company conducted an evaluation, in 2012, of its Technology Products multi-brand United States consumer strategy and the intangible assets used in that strategy and concluded that the Company’s future North American consumer business would be optimized by consolidating its United States consumer operations under TigerDirect, its leading and largest brand. This consolidation resulted in a write off of the intangible assets and goodwill of CompUSA and Circuit City of approximately $35.3 million.

In the fourth quarter of 2012, the Company exited the PC manufacturing operations after conducting an evaluation of its operations and concluded that the Company’s North American technology results would be enhanced by exiting the computer manufacturing business. The exit resulted in a write down of the carrying cost of the Company’s computer manufacturing facilities, related equipment and inventory of approximately $4.6 million. An additional asset write down of the Company’s computer manufacturing facilities of approximately $1.2 million was made during 2013.

In 2013, the Company opened a shared services center in Budapest, Hungary to facilitate the continued growth of its European Technology Products business. This new facility provides certain administrative and back office services for the existing European business, will help drive operational efficiencies and better serve the Company’s pan-European operating strategy, and will serve as the sales location for future business in Eastern Europe. Exit, severance and start up costs to implement the facility together with other cost reduction initiatives in Europe, aggregated to $8.2 million in 2013.

Industrial Products

Our Industrial Products segment sells a wide array of MRO products which are marketed in North and Central America. Most of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 14%, 11% and 9% of our net sales in 2013, 2012 and 2011, respectively. In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Discontinued Operations

We exited the Software Solutions segment in June 2009. One customer remained being serviced by the Company until the second quarter of 2012. The termination of this customer has resulted in all current and prior period results for this business segment to be classified as discontinued operations. See Note 12 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

Operating Conditions

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

In the discussion of our results of operations we refer to B2B sales, B2C sales and period to period constant currency comparisons. B2B sales are sales made direct to other businesses through managed business relationships, outbound call centers and extranets. B2C sales are sales from retail stores, consumer websites, inbound call centers and television shopping channels. Sales in the Industrial Products segment and Corporate and other are considered to be B2B sales. Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

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

A change of 10% in our allowance for doubtful accounts reserve at December 31, 2013 would impact net income by approximately $0.6 million.

Accounting policy	Assumptions and uncertainties	Quantification and analysis of effect on actual results if estimates differ materially
Inventory valuation. We value our inventories at the lower of cost or market, cost being determined on the first-in, first-out method except in certain locations in Europe and retail locations where an average cost is used. Excess and obsolete or unmarketable merchandise are written down based on historical experience, assumptions about future product demand and market conditions. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past.

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

A change of 10% in our inventory reserves at December 31, 2013 would impact net income by approximately $0.8 million.

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

We recorded goodwill and intangible impairment charges in 2013 (see below) and have approximately $6.1 million in goodwill and intangible assets at December 31, 2013.We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our remaining goodwill or intangible assets are impaired will change materially in the future. However if the inputs used in our discounted cash flow models or our forecasts are materially different than actual experience we could incur impairment charges that are material.

In 2013 we sold CompUSA intellectual property assets and accordingly the Company discontinued using the CompUSA brand in Puerto Rico and rebranded its operations there as TigerDirect. The Company wrote off the remaining carrying value of approximately $2.9 million, pre-tax, related to the intangible assets of the CompUSA brand in Puerto Rico.

Accounting policy	Assumptions and uncertainties	Quantification and analysis of effect on actual results if estimates differ materially
Long-lived Assets. Management exercises judgment in evaluating our long-lived assets for impairment and in their depreciation and amortization methods and lives including evaluating undiscounted cash flows.

The impairment analysis for long lived assets requires management to make judgments about useful lives and to estimate fair values of long lived assets. It may also require us to estimate future cash flows of related assets using discounted cash flow model. Our estimates of future cash flows involve assumptions concerning future operating performance and economic conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

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

A change of 10% in the carrying value of our long lived assets would impact net income by approximately $5.9 million.

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

A change of 10% in our vendor accruals at December 31, 2013 would impact net income by approximately $2.1 million.

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

During the fourth quarter of 2013 the Company recorded a non-cash valuation allowance against its U.S. federal deferred tax assets of approximately $20.5 million. A change of 5% in our effective tax rate at December 31, 2013, excluding the non-cash valuation allowance, would impact net income by approximately $0.3 million.

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

For the year ended December 31, 2013 the Company recorded reorganization and other charges of $22.2 million for reorganization, restructuring and asset impairment and other charges.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. This ASU requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when under the tax law settlement in this manner is available. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the impact, if any, of the ASU on the financial statements.

Highlights from 2013

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	Sales declined 5.4%, 5.6% on a constant currency basis, to $3.4 billion in 2013 compared to 2012.
•	B2B channel sales increased 2.3%, 2.0% on a constant currency basis, to $2.2 billion in 2013 over 2012.
•	B2C channel sales declined 16.8%, 16.7% on a constant currency basis, to $1.2 billion in 2013 compared to 2012.
•	Movements in exchange rates positively impacted European sales by approximately $12.1 million and negatively impacted Canadian sales by approximately $6.2 million.
•	Expended $5.9 million in workforce reductions and other exit costs related to the European shared services center implementation and other European workforce reductions.
•	Closed retail stores resulting in charges for lease costs and severances of approximately $7.5 million.
•	Write off of $2.9 million related to intangible assets of the CompUSA brand that was sold.
•	Net asset write downs of $1.0 million related to the exit from the PC manufacturing business.

Results of Operations

Key Performance Indicators* (in millions):

	Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Net sales by segment:
Technology Products	$2,873.3	$3,137.6	(8.4%)	$3,137.6	$3,357.4	(6.5%)
Industrial Products	473.8	401.9	17.9%	401.9	319.9	25.6%
Corporate and other	5.2	4.8	8.3%	4.8	3.3	45.5%
Consolidated net sales	$3,352.3	$3,544.3	(5.4%)	$3,544.3	$3,680.6	(3.7%)
Net sales by channel:
B2B	$2,158.4	$2,109.7	2.3%	$2,109.7	$1,984.4	6.3%
B2C	1,193.9	1,434.6	(16.8%)	1,434.6	1,696.2	(15.4%)
Consolidated net sales	$3,352.3	$3,544.3	(5.4%)	$3,544.3	3,680.6	(3.7%)
Consolidated gross margin	14.5%	13.8%	0.7%	13.8%	14.4%	(0.6%)
Consolidated SG&A costs**	$507.3	$528.0	(3.9)%	$528.0	$449.7	17.4%
Consolidated SG&A costs** as % of sales	15.1%	14.9%	0.2%	14.9%	12.2%	2.7%
Operating income (loss) from continuing operations by segment:**
Technology Products	$(40.6)	$(46.9)	(13.4%)	$(46.9)	$68.0	(169.0%)
Industrial Products	40.0	29.9	33.8%	29.9	35.1	(14.8%)
Corporate and other	(20.0)	(22.9)	(12.7%)	(22.9)	(22.3)	2.7%
Consolidated operating income (loss)	$(20.6)	$(39.9)	(48.4%)	$(39.9)	$80.8	(149.4%)
Operating margin from continuing operations by segment:**
Technology Products	(1.4%)	(1.5%)	0.1%	(1.5%)	2.0%	(3.5%)
Industrial Products	8.4	7.4	1.0%	7.4	11.0%	(3.6%)
Consolidated operating margin from continuing operations	(0.6%)	(1.1%)	0.5%	(1.1%)	2.2%	(3.3%)
Effective income tax rate	100.9%	80.8%	20.1%	80.8%	30.9%	49.9%
Net income (loss) from continuing operations	$(43.8)	$(8.0)	447.5%	$(8.0)	$54.6	(114.7%)
Net margin from continuing operations	(1.3%)	(0.2%)	(1.1%)	(0.2%)	1.5%	(1.7%)

*excludes discontinued operations
** includes special charges (gains), net (See Note 7 of Notes to Consolidated Financial Statements).

NET SALES

SEGMENTS:

The Technology Products segment, which includes operations in both North America and Europe, had a net sales decrease in 2013 attributable to general declines in most product categories within North America, with the largest decline being in the CE product category. The Company believes the major drivers of the decline in North America net sales is attributable to web, television and retail store sales declines, resulting from sales volume and selling price erosion in certain core product categories such as personal computers and televisions. The Company believes the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends, including consumer preferences for new generation tablets, which erode laptop and desktop PC sales, the market share for tablets held by a major manufacturer, which does not sell to the Company for U.S. markets, the consolidation of prior generations of separate devices and functions into a single integrated device (such as GPS and cameras being integrated with smart phones), the ongoing movement of traditional brick and mortar store sales to online/ecommerce vendors, and the increasing influence of a dominant company in the online/ecommerce marketplace. Additionally, in the fourth quarter of 2013 the Company made the decision to avoid lowering selling prices to match aggressive online retailers. Strong computer and consumer electronic sales within European markets were more than offset by weak sales of computer accessories, software, and computer components in Europe and the declines in North America. On a constant currency basis, sales declined 8.6% or $270.8 million.

The Industrial Products net sales increase in 2013 is attributable to the new product category offerings on the Company’s websites, solid results from our core offerings, as well as the expansion of our private label and brand name selections. On a constant currency basis, sales increased 18.0% or $72.5 million.

The Technology Products net sales decrease in 2012 compared to 2011 was attributable to declines in North American consumer web, television and retail store sales resulting from sales volume and selling price erosion in certain core product categories such as personal computers and televisions. The Company believes the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends.. The North American declines were only partially offset by our European business to business sales growth. On a constant currency basis, sales declined 4.6% or $155.2 million. The Industrial Products segment net sales increase in 2012 compared to 2011 was attributable to increased product offerings on the Company’s websites, including the Canadian website, and the addition of business to business sales personnel to strengthen our sales teams.

CHANNEL SALES:

The increase in consolidated B2B channel sales was driven by the Industrial Products segment’s growth in new product categories on the Company’s website and a solid performance in core offerings. The Technology Products segment’s European operations showed modest improvement in B2B channel sales compared to 2012 which was offset by a decline in its North American B2B sales. On a constant currency basis, worldwide B2B channel sales grew 2.0% in 2013.

The decline in consolidated B2C channel sales resulted from continued weakness in our internet, television and retail stores sales in North America. B2C channel sales declines, similar to many in the industry, were the result of sales volume and selling price erosion in certain core product categories. The Company believes, as described above, that the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends. The strategic decision not to chase promotional product pricing in the fourth quarter of 2013 also contributed to the sales declines. On a constant currency basis, worldwide B2C channel sales declined 16.7%.

The 2012 increase in consolidated B2B channel sales was driven by the Industrial Products segment’s additional products offered and new product categories on the Company’s website and addition of sales personnel. On a constant currency basis, worldwide B2B channel sales grew 8.0%. The decline in consolidated consumer-channel sales resulted from softness in television shopping, internet and retail stores in North America. Consumer-channel sales declines were primarily the result of declines in sales of personal computers and televisions, driven by both volume and selling price erosion. On a constant currency basis, worldwide consumer channel sales declined 14.8%.

The Company exited the Software Solutions segment in June 2009. One customer remained being served by the Company until the second quarter of 2012. The termination of this customer has resulted in all prior period results for this business segment to be classified as discontinued operations in the second quarter of 2012.

GROSS MARGIN

The consolidated gross margin increase in 2013 is due to Industrial Products sales contributing a larger percentage to gross profit dollars as compared to 2012, improved freight margins, and the benefit from the utilization of the New Jersey distribution center. Technology Products gross margin increase is due to improved freight performance in North America and maintaining product pricing, even though net sales declined. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

The consolidated gross margin decrease in 2012 was due to increased promotional freight campaigns and competitive pricing pressures within our North American Technology business offset by changes in the segment and channel mix, with Industrial Products sales, which are typically higher margin than Technology Products, contributing a larger percentage to gross profit dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”), EXCLUDING SPECIAL CHARGES

The SG&A expenses increase in 2013 primarily resulted from the Industrial Products segment's continued sales growth, increased salary and related costs of approximately $4.4 million and internet advertising spending of $10.5 million compared to 2012. The Industrial Products segment is increasing its advertising spend, in particular internet advertising, as it continues to expand its online product offerings and sales. The Technology Products segment had increased SG&A in Europe due to a temporary overlap in costs as we transition functions from individual country operations to our new European shared services center. The significant expense increases for Europe includes approximately $12.7 million of salary and related costs due to additional sales personnel and additional headcount for the shared services center, $1.6 million of rent and related expenses, and $0.9 million net advertising costs offset by a decrease in internet advertising expense of $0.6 million compared to 2012. The Technology Products segment’s North America operations had reduced SG&A expenses compared to 2012 due to the closing of underperforming retail stores. Significant expense decreases include: reduction of salary and related costs of approximately $11.1 million, $5.0 million of which is related to retail store headcount reductions, $1.4 million of reduced rent expense, decreased internet and net advertising spending of approximately $5.4 million as a result of, a planned reduction in advertising spend and a reduction in vendor funding as a result of our sales declines and fewer vendor programs, and a decrease of approximately $2.3 million in expenses related to sales tax and other regulatory audits which were incurred in 2012, and decreased credit card fees of $3.6 million. Corporate & Other expenses segment recorded a benefit of approximately $1.3 million in lower personnel costs and a decrease in professional fees of approximately $0.7 million.

The SG&A expenses increased in 2012 primarily resulted from the increased Industrial Products sales volume and increased facility and other operating costs related to the Industrial Products segment compared to 2011. Significant expense increases included approximately $4.5 million of increased payroll and related costs due to additional contract labor expenses, approximately $2.3 million in expenses related to ongoing sales tax and other regulatory audits in our North American Technology business; additional rent and related costs of approximately $1.4 million due to the opening of a new distribution center in the Industrial Products segment and new sales and administrative offices in the United Kingdom, approximately $6.9 million of reduced vendor co-operative funding partially offset by savings in catalog and store advertising costs, and increased internet advertising of $11.4 million. The Company incurred approximately $0.6 million of additional depreciation and amortization compared to 2011 due to the addition of our Industrial Products segment distribution center and extensive data storage upgrades and fabrication materials acquired in this segment.

SPECIAL CHARGES (GAINS), NET

The Company’s Technology Products segment, in both North America and Europe, incurred special charges of approximately $22.4 million during 2013. The charges in North America include: (i) approximately $5.5 million for lease termination costs (calculated using the net present value of contractual gross lease payments net of estimated sublease rental income, or in the case of negotiated settlements, the buyout amount) and (ii) $2.0 million for fixed asset write offs related to the closing of underperforming retail stores, (iii) $2.9 million of one-time impairment charges related to intangible assets of the CompUSA brand in Puerto Rico, (iv) $2.2 million of workforce reduction charges for senior management changes in the North American operations, (v) $1.0 million for reserve adjustments related to the facility closing and exit from the PC manufacturing business and (vi) $0.6 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director. The charges related to Europe include: (i) $5.9 million in workforce reductions and other exit costs related to the European shared services center implementation and other European workforce reductions, (ii) $1.8 million related to start up costs of the European shared services center and (iii) $0.5 million in continuing recruitment costs of the European shared services center. The Company’s Industrial Products segment incurred special charges of approximately $0.1 million for personnel costs and benefited from an adjustment to lease termination costs of approximately $0.3 million related to the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger distribution and call center in the second quarter of 2012. In Technology Products approximately $11.9 million of these charges incurred were non-cash. Expected impact to future cash flows is considered immaterial for Industrial Products and for the actions related to the Technology Products segment’s European operations the Company expects to expend cash of $7 to $9 million in the future to complete the implementation of the European shared services center. Expected impacts on Technology Products future costs, when the shared service center is fully implemented, are expected to be a reduction in our cost structure in the $9 to $11 million range.

In 2012, the Company recorded net special charges of approximately $46.3 million primarily related to asset impairment charges of $39.9 million in the Technology Products segment’s North America operations, which includes the write off of $35.3 million of intangible assets and goodwill of CompUSA and Circuit City and $4.6 million related to the closing of the Company’s computer manufacturing location. Additionally, the Company incurred $0.5 million of severance costs related to the exit from the computer manufacturing business as well as $1.8 million related to patent settlements, with non-practicing entities (see Notes 2 and 7 of the Notes to Consolidated Financial Statements). These charges were partially offset by net recoveries of $3.9 million for litigation costs and settlements related to a former officer and director of the Company. There were also $8.0 million of severance related charges incurred in the Technology Products business and the Industrial Products segment. In Technology Products approximately $39.9 million of these charges incurred were non-cash. Expected impacts to future cash flows is expected to be immaterial for Industrial Products and for the actions related to the Technology Products segment’s European operations, the Company expects to expend cash of $14 to $16 million to fully implement the shared services center. Expected impacts on Technology Products future costs, when the shared service center is fully implemented, are expected to be a reduction in our cost structure in the $9 to $11 million range.

OPERATING MARGIN

The slight improvement in Technology Products operating margin for 2013 was due to improvement in freight performance and lower SG&A in North America, offset by increased expenses in Europe due to duplication of local functions and other redundancies until completion of the transition of the European shared services center.

The decline in Technology products operating margin in 2012 was due to $39.9 million of asset impairment charges, $6.4 million of severance and other reorganization related charges, $1.8 million of patent settlements with non-practicing entities offset by net recoveries of $3.9 million for litigation costs and settlements related to a former officer and director of the Company. Excluding these net charges, Technology Products operating margin would have declined compared to 2012 due to the soft demand for personal computers and consumer electronics, a decline in vendor co-operative funding within the North America technology business, and lower sales and gross profit to cover fixed SG&A expenses, partially offset by continued strength in B2B operations.

The increase in the Industrial Products operating margin for 2013 compared to 2012 is due to improvement in freight performance, expansion of private label and brand name selections, increased utilization of the New Jersey distribution center and approximately $0.3 million benefit from an adjustment to lease termination costs offset by $0.1 million of personnel costs related to the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger, distribution and call center in the second quarter of 2012.

The decline in the Industrial Products operating margin for 2012 compared to 2011 was due to a shift towards drop shipped products which tend to lower consolidated profit margins, a decline in freight margins, costs incurred for the new distribution and call center which opened in the second quarter 2012, and sales and other personnel costs as the segment continues to expand into newer product categories.

Operating margin for our North American businesses (which is comprised of part of our Technology Segment and our entire Industrial Products and Corporate and Other Segments) improved to an operating loss of $14.9 million in 2013 compared to an operating loss of $63.6 million in 2012. This decline was primarily attributable to a reduction in special charges incurred of approximately $27.6 million, an improvement in gross profit, primarily attributable to the Industrial Products segment, of approximately $7.2 million and a reduction in selling general and administrative expenses of approximately $14.4 million. The overall loss in North America was driven by weakness in the Technology Products business. Within this business, the major drivers of the weakness were web, television and retail store sales declines, resulting from sales volume and selling price erosion in certain core product categories such as personal computers and televisions. The Company believes the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends, including consumer preferences for new generation tablets, which erode laptop and desktop PC sales, the market share for tablets held by a major manufacturer, which does not sell to the Company for U.S. markets, the consolidation of prior generations of separate devices and functions into a single integrated device (such as GPS and cameras being integrated with smart phones), the ongoing movement of traditional brick and mortar store sales to online/ecommerce vendors, and the increasing influence of a dominant company in the online/ecommerce market.

Operating margin for our European business was a loss of $5.7 million in 2013 compared to an operating income of $23.7 million in 2012. The operating loss in 2013 was the result of the decrease in revenues of approximately $31.3 million and a corresponding reduction in gross margin of approximately $8.6 million and, as described above, an increase in selling general and administrative costs of approximately $16.6 million and an increase in restructuring costs of approximately $3.5 million. The expense increase for Europe includes approximately $12.7 million of salary and related costs due to additional sales personnel and additional headcount for the shared services center.

The decrease in Corporate and other expenses primarily resulted from lower personnel related costs and lower professional fees incurred in 2013 as compared to 2012. The increase in Corporate and other expenses for 2012 compared to 2011 primarily resulted from increased overhead expenses.

The discontinued operations of Software Solutions incurred a loss of approximately zero, $0.3 million and $0.2 million, net of tax, for 2013, 2012 and 2011, respectively.

Consolidated operating margin was impacted by special charges (gains) of $22.2 million, $46.3 million and $(5.6) million 2013, 2012 and 2011, respectively.

INTEREST EXPENSE

Interest expense was $1.5 million, $1.7 million, and $2.2 million for 2013, 2012 and 2011, respectively. The interest expense decrease for the years 2013 compared to 2012 and 2012 compared to 2011 is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.

INCOME TAXES

The Company’s effective tax rate was 100.9% in 2013 as compared to an 80.8% benefit in 2012. The high effective income tax rate in 2013 was primarily due to the establishment of a valuation allowance for U.S. federal deferred tax assets of approximately $20.5 million and for state deferred tax assets of approximately $3.9 million. These valuation allowances were recorded primarily as a result of the three year cumulative loss recorded in the U.S. Additionally full valuation allowances of approximately $2.5 million were recorded against the deferred tax assets of the Company’s subsidiaries in Sweden and Italy in 2013.

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

Seasonality

The Company’s fourth quarter has historically represented a greater portion of annual sales. Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. The following table sets forth the net sales seasonality, excluding discontinued operations, for each of the quarters since January 1, 2011 (amounts in millions).

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Net sales	$880.6	$805.7	$791.8	$874.2
Percentage of year’s net sales	26.3%	24.0%	23.6%	26.1%

2012
Net sales	$913.1	$849.1	$847.0	$935.1
Percentage of year’s net sales	25.8%	24.0%	23.9%	26.3%

2011
Net sales	$929.8	$872.2	$900.2	$978.4
Percentage of year’s net sales	25.3%	23.7%	24.4%	26.6%

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2013	2012	$ Change
Cash	$181.4	$150.7	$30.7
Accounts receivable, net	$333.3	$304.0	$29.3
Inventories	$321.8	$367.2	$(45.4)
Assets available for sale	$1.1	$2.3	$(1.2)
Prepaid expenses and other current assets	$16.5	$14.6	$1.9
Accounts payable	$418.9	$405.3	$13.6
Accrued expenses and other current liabilities	$89.2	$83.5	$5.7
Current portion of long term debt	$2.5	$2.8	$(0.3)
Working capital	$345.8	$360.8	$(15.0)

Our primary liquidity needs are to support working capital requirements in our business, including working capital for the ramping up of the European shared service center’s workforce, reorganizing our European operations, including workforce reduction costs, implementing new inventory and warehouse functions in Europe, the new distribution and call center for our Industrial Products segment, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding special dividends declared by our Board of Directors and funding acquisitions. We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decrease in 2013 is primarily the result of decreased inventory balances, prepaid expenses and other current assets, increased accounts payable, accrued expenses and other current liabilities balances offset by increased cash and accounts receivable balances as compared to 2012. Accounts receivable days outstanding were at 32.6 in 2013 up from 29.0 in 2012. This reflects a higher proportion of our sales being in B2B channels, where most customers do business with us on open account, and a lower proportion of our sales being in B2C channels, where most customers purchase from us using credit cards. Inventory turns were 9.4 in 2013 compared to 9.3 in 2012 and accounts payable days outstanding were 45.9 in 2013 compared to 43.4 in 2012. We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash provided by continuing operations was $46.8 million, $75.4 million, and $18.4 million during 2013, 2012, and 2011, respectively. The decrease in cash provided by operating activities in 2013 compared to 2012 resulted from changes in our working capital accounts which provided $33.9 million in cash compared to $53.2 million in 2012, primarily the result of changes in inventory, accounts payable, accrued expenses and other current liabilities offset by changes in accounts receivable and income tax receivable (payable) balances. Cash generated from net income (loss) adjusted by non-cash items provided $12.9 million compared to $22.2 million in 2012, primarily the result of the establishment of valuation allowances against deferred tax assets for U.S. entities in 2013 compared to a release of deferred tax assets valuation allowances related to the Company’s French subsidiary in 2012, net loss from continuing operations and change in asset impairment charges compared to 2012. The increase in cash provided by operating activities in 2012 compared to 2011 resulted from changes in our working capital accounts which provided $53.2 million in cash compared to $51.0 million used in 2011, primarily the result of increased payable balances at year end and cash generated from net income (loss) adjusted by non-cash items of approximately $22.2 million in cash compared to $69.4 million in 2011, primarily the result of the release of deferred tax assets valuation allowances related to the Company’s French subsidiary and higher net income in 2011. Net cash used in operating activities from discontinued operations was zero, $0.4 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Net cash used in investing activities from continuing operations was $13.4 million for 2013 and were for property. plant and equipment including furniture and fixtures, leasehold improvements, and computer equipment expenditures primarily for a new sales and administrative office in the United Kingdom, expenditures for the European shared services center, expenditures for our inventory and warehousing functions in Europe, information and communications systems hardware and software, and machinery and equipment used in Industrial Products new distribution and call center. In 2012, net cash used in investing activities was $12.0 million and were for warehouse racking systems for the new distribution center, network upgrades, fabrication equipment, expenditures for a new retail store opening, upgrades and enhancements to our information and communications systems hardware. In 2011, net cash used in investing activities was $12.3 million, primarily for upgrades and enhancements to our information and communication systems hardware and software and expenditures in retail stores in North America.

Net cash used in financing activities from continuing operations was $2.6 million in 2013, $11.1 million in 2012 and $0.5 million in 2011. In 2013, we repaid approximately $2.8 million of capital lease obligations and net proceeds and excess tax benefit from stock option exercises provided $0.2 million. In 2012, we paid a special dividend of $9.1 million and repaid approximately $2.8 million of capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.8 million. In 2011, we borrowed and repaid approximately $10.9 million from revolving credit and short term debt facilities. We repaid approximately $2.5 million in capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.5 million and we received proceeds of approximately $1.5 million from the Recovery Zone Facility Bond. Net cash used in financing activities from discontinued operations was zero for 2013 and 2012 and $0.2 million for 2011.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 2015. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of December 31, 2013, eligible collateral under this agreement was $110.4 million, total availability was $105.5 million, total outstanding letters of credit were $4.9 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of December 31, 2013.

The Company’s WStore subsidiary maintained a revolving credit agreement with a financial institution in France which was secured by WStore accounts receivable balances. This credit facility was terminated by the Company in June 2012. Available amounts for borrowing under this facility included all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”). The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018. The proceeds from the Bonds were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As a result of the capital lease treatment for this transaction, the leased equipment is included in property, plant and equipment in the Company’s consolidated balance sheet. As of December 31, 2013, the Company had $4.1 million outstanding against this financing facility.

Our earnings and cash flows are seasonal in nature, with the fourth quarter of the fiscal year historically generating higher earnings and cash flows than the other quarters. Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales. Unusual gains or expense items, such as special (gains) charges and settlements, may impact earnings and are separately disclosed. We expect that past performance may not be indicative of future performance due to the competitive nature of our Technology Products segment where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition. However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition. We are not currently interest rate sensitive, as we have significant cash balances and minimal debt.

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. In 2014 we anticipate capital expenditures of approximately $14.0 million, though at this time we are not contractually committed to incur these expenditures. Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise. However, a deep and prolonged period of reduced consumer and/ or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. In addition we anticipate cash needs for implementation of the financial systems. We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2013, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. At December 31, 2013 cash balances held in foreign subsidiaries totaled approximately $89.4 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis. The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company. The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions. The Company had in excess of $200 million of liquidity (cash and undrawn line of credit) in the U.S. as of December 31, 2013, which is sufficient to fund its U.S. operations and capital needs, including any dividend payments, for the foreseeable future.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expire at various dates through 2032. We have sublease agreements for unused space we lease in the United States. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2013 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$6.5	2.9	3.6	-	-

Non-cancelable operating leases, net of subleases	211.2	27.2	74.2	51.0	58.8

Purchase & other obligations	62.3	43.3	9.5	9.5	-

Total contractual obligations	$280.0	73.4	87.3	60.5	58.8

Our purchase and other obligations consist primarily of product purchase commitments, certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $4.9 million of standby letters of credit outstanding as of December 2013.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2013, the Company had no material uncertain tax positions.

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

The Company currently leases its facility in Port Washington, NY from an entity owned by Richard Leeds, Bruce Leeds, and Robert Leeds, senior executives, Directors and controlling shareholders of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally British Pounds Sterling, European Union Euros and Canadian Dollars) as measured against the U.S. Dollar and each other.

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars. Sales would have fluctuated by approximately $129.5 million and pretax loss would have fluctuated by approximately $1.1 million if average foreign exchange rates changed by 10% in 2013. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2013 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities. As of December 31, 2013, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 framework”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, a copy of which is included in this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders. (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1.	Consolidated Financial Statements of Systemax Inc.

2.	Financial Statement Schedules:

The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

Schedule II — Valuation and Qualifying Accounts	60

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 15. Exhibits and Financial Statement Schedules.

3.	Exhibits.

Exhibit
No.	Description

3.1	Composite Certificate of Incorporation of Registrant, as amended (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001).
3.2	Amended and Restated By-laws of Registrant (effective as of December 29, 2007, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007).
3.3	Amendment to the Bylaws of the Registrant (incorporated by reference to the Company’s report on Form 8-K dated March 3, 2008).
4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995).
10.1*	Form of 1995 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852).
10.2*	Form of 1995 Stock Plan for Non-Employee Directors (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852).
10.3*	Form of 1999 Long-Term Stock Incentive Plan as amended (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2003).
10.4*	Form of 2006 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
10.5*	Form of 2005 Employee Stock Purchase Plan (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
10.6
Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052).

10.7
First Amendment to Lease Agreement dated September 20, 1998 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998).

10.8
Second Amendment to Lease Agreement dated September 20, 1988 between the Company and Addwin Realty Associates (Port Washington facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

10.9
Build-to-Suit Lease Agreement dated April, 1995 among the Company, American National Bank and Trust Company of Chicago (Trustee for the original landlord) and Walsh, Higgins & Company (Contractor) (“Naperville Illinois Facility Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052).

10.10
First Amendment, dated as of February 1, 2006, to the Naperville Illinois Facility Lease between the Company and Ambassador Drive LLC (current landlord) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.11
Lease Agreement dated September 17, 1998 between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1998).

10.12
First Amendment, dated as of September 5, 2003, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2010).

10.13
Second Amendment, dated March 22, 2007, to the Lease Agreement between Tiger Direct, Inc. and Keystone Miami Property Holding Corp. (Miami facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2010).

10.14
Third Amendment, dated as of June 26, 2009, to the Lease Agreement between Tiger Direct, Inc. and Mota Associates Limited Partnership (successor in interest to landlord Keystone Miami Property Holding Corp.) (Miami facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2010).

10.15
Lease Agreement, dated December 8, 2005, between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.16
First Amendment, dated as of June 12, 2006, to the Lease Agreement between the Company and Hamilton Business Center, LLC (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.17*	Employment Agreement, dated as of October 3, 2011, between Systemax Inc. and David Sprosty (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2011).
10.18*
Executive Director’s Service Agreement, dated as of December 15, 2011, between Misco UK Limited, Systemax Inc. and Perminder Dale (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2011).

10.19*
Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).

10.20*
Amendment No. 1, dated December 30, 2009, to the Employment Agreement between the Company and Lawrence P. Reinhold (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).

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

10.22
Amendment No. 1 and Waiver, dated as of December 15, 2011, to the Second Amended and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, J.P. Morgan Europe Limited, as UK Administrative Agent and the lenders from time to time party thereto (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2011).

10.23
Lease Agreement, dated as of September 1, 2010, among Development Authority of Jefferson, Georgia, GE Government Finance Inc. and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).

10.24
Corporate Guaranty and Negative Pledge Agreement, dated as of September 1, 2010, among Systemax Inc., Development Authority of Jefferson, Georgia and GE Government Finance Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).

10.25
Escrow Agreement, dated as of September 1, 2010, among Marshall & Ilsley Trust Company, N.A. (as escrow agent), GE Government Finance Inc., Development Authority of Jefferson, Georgia and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).

10.26
Lease Agreement, dated February 27, 2012 between PR I Washington Township NJ, LLC as Landlord and Global Equipment Company Inc. as Tenant (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012) .

10.27*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
10.28*	Bonus Agreement, dated as of March 10, 2014, among Global Industrial Services, Inc., Systemax Inc. and Robert Dooley (filed herewith).
10.29*
Employment Agreement, dated April 12, 2012, between Systemax Inc. and Eric Lerner (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.30
Amendment No. 2 and Waiver, dated as of August 7, 2013, to the Second Amended and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and the lenders from time to time party thereto (incorporated by reference to the Company’s quarterly report on Form 10Q for the quarter ended September 30, 2013).

10.31
Amendment No. 3 and Waiver, dated as of October 31, 2013 with an effective date of September 28, 2013, to the Second Amendment and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and the lenders from time to time party thereto (incorporated by reference to the Company’s quarterly report on Form 10Q for the quarter ended September 30, 2013).

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of January 2014) (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ RICHARD LEEDS

Richard Leeds
Chairman and Chief Executive Officer

Date: March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	March 11, 2014
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman and Director	March 11, 2014
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 11, 2014
Robert Leeds

/s/ LAWRENCE REINHOLD	Executive Vice President, Chief Financial Officer	March 11, 2014
Lawrence Reinhold	and Director
(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 11, 2014
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT ROSENTHAL	Director	March 11, 2014
Robert Rosenthal

/s/ STACY DICK	Director	March 11, 2014
Stacy Dick

/s/ MARIE ADLER-KRAVECAS	Director	March 11, 2014
Marie Adler-Kravecas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited the accompanying consolidated balance sheets of Systemax Inc. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2014 expressed and unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 11, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited Systemax Inc. and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, “(1992 framework)”. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Systemax Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 11, 2014

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2013	2012

ASSETS:
Current assets:
Cash	$181.4	$150.7
Accounts receivable, net of allowances of $16.7 and $15.5	333.3	304.0
Inventories	321.8	367.2
Assets available for sale	1.1	2.3
Prepaid expenses and other current assets	16.5	14.6
Deferred income taxes	2.3	13.6
Total current assets	856.4	852.4

Property, plant and equipment, net	59.4	63.0
Deferred income taxes	15.3	30.2
Goodwill and intangibles	6.1	11.1
Other assets	5.2	5.6

Total assets	$942.4	$962.3

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$418.9	$405.3
Accrued expenses and other current liabilities	89.2	83.5
Current portion of long term debt	2.5	2.8
Total current liabilities	510.6	491.6

Long term debt	2.9	5.4
Other liabilities	22.7	19.0
Total liabilities	536.2	516.0

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,861,992 and 38,861,992 shares; outstanding 36,729,295 and 36,554,972 shares	0.4	0.4
Additional paid-in capital	183.3	183.0
Treasury stock at cost —2,132,697 and 2,307,020 shares	(26.4)	(28.6)
Retained earnings	246.7	290.5
Accumulated other comprehensive gain	2.2	1.0
Total shareholders’ equity	406.2	446.3

Total liabilities and shareholders’ equity	$942.4	$962.3

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$3,352.3	$3,544.3	$3,680.6
Cost of sales	2,865.6	3,056.2	3,150.1
Gross profit	486.7	488.1	530.5
Selling, general and administrative expenses	485.1	481.7	455.3
Special (gains) charges, net	22.2	46.3	(5.6)
Operating income (loss) from continuing operations	(20.6)	(39.9)	80.8
Foreign currency exchange loss	0.1	0.3	1.0
Interest and other income, net	(0.4)	(0.3)	(1.4)
Interest expense	1.5	1.7	2.2
Income (loss) from continuing operations before income taxes	(21.8)	(41.6)	79.0
Provision for (benefit from) income taxes	22.0	(33.6)	24.4
Income (loss) from continuing operations	(43.8)	(8.0)	54.6
Loss from discontinued operations, net of tax	-	(0.3)	(0.2)
Net income (loss)	$(43.8)	$(8.3)	$54.4

Income (loss) from continuing operations and net income (loss) per common share:
Basic	$(1.18)	$(0.22)	$1.48
Diluted	$(1.18)	$(0.22)	$1.47

Weighted average common and common equivalent shares:
Basic	37.0	36.9	36.8
Diluted	37.0	36.9	37.1

Dividends declared	$-	0.25	-

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(43.8)	$(8.3)	$54.4
Other comprehensive income (loss):
Foreign currency translation	1.2	5.0	(2.8)
Total comprehensive income (loss)	$(42.6)	$(3.3)	$51.6

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(43.8)	$(8.0)	$54.6
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19.3	18.0	17.5
Asset impairment charges	4.1	39.9	-
Provision (benefit) for deferred income taxes	26.4	(36.6)	0.2
Provision for returns and doubtful accounts	4.0	5.0	3.2
Compensation expense related to equity compensation plans	2.9	4.1	1.9
Return of common stock-special gain	-	-	(7.9)
Excess tax benefit from exercises of stock options	(0.1)	(0.5)	(0.2)
Loss on dispositions and abandonment	0.1	0.3	0.1

Changes in operating assets and liabilities:
Accounts receivable	(23.4)	(25.4)	(0.4)
Inventories	46.1	5.0	(4.1)
Prepaid expenses and other current assets	(1.4)	3.0	(4.5)
Income taxes payable (receivable)	(8.7)	(8.8)	4.8
Accounts payable, accrued expenses and other current liabilities	21.3	79.4	(46.8)
Net cash provided by operating activities from continuing operations	46.8	75.4	18.4
Net cash used in operating activities from discontinued operations	-	(0.4)	(0.2)
Net cash provided by operating activities	46.8	75.0	18.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13.7)	(12.1)	(12.3)
Proceeds from disposals of property, plant and equipment	0.3	0.1	-
Net cash used in investing activities	(13.4)	(12.0)	(12.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility and short term debt	-	-	10.9
Repayments of borrowings on credit facility and short term debt	-	-	(10.9)
Proceeds from recovery zone bond	-	-	1.5
Repayments of capital lease obligations	(2.8)	(2.8)	(2.5)
Dividends paid	-	(9.1)	-
Proceeds from issuance of common stock	0.1	0.3	0.3
Excess tax benefit from exercises of stock options	0.1	0.5	0.2
Net cash used in financing activities from continuing operations	(2.6)	(11.1)	(0.5)
Net cash used in financing activities from discontinued operations	-	-	(0.2)
Net cash used in financing activities	(2.6)	(11.1)	(0.7)

EFFECTS OF EXCHANGE RATES ON CASH	(0.1)	1.5	-

NET INCREASE IN CASH	30.7	53.4	5.2
CASH – BEGINNING OF YEAR	150.7	97.3	92.1

CASH – END OF YEAR	$181.4	$150.7	$97.3
Supplemental disclosures:
Interest paid	$1.2	$1.4	$1.7
Income taxes paid	$8.1	$11.4	$19.2
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$-	$1.3	$2.4

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Balances, December 31, 2010	36,755	$0.4	$181.5	(24.9)	$253.5	$(1.2)
Stock-based compensation expense			1.9
Issuance of restricted stock	126		(1.5)	1.5
Exercise of stock options	68		(0.5)	0.8
Return of Common Stock	(550)			(7.9)
Surrender of fully vested options			(1.1)
Income tax benefit on stock-based compensation			0.2
Change in cumulative translation adjustment						(2.8)
Net income					54.4
Balances, December 31, 2011	36,399	$0.4	180.5	$(30.5)	$307.9	$(4.0)
Stock-based compensation expense			4.1
Issuance of restricted stock	47		(0.5)	0.6
Exercise of stock options	109		(1.0)	1.3
Surrender of fully vested options			(0.7)
Income tax benefit on stock-based compensation			0.6
Change in cumulative translation adjustment						5.0
Dividends paid					(9.1)
Net loss					(8.3)
Balances, December 31, 2012	36,555	$0.4	183.0	$(28.6)	290.5	$1.0
Stock-based compensation expense			2.9
Issuance of restricted stock	140		(1.9)	1.8
Exercise of stock options	34		(0.3)	0.4
Surrender of fully vested options and restricted stock			(0.4)
Change in cumulative translation adjustment						1.2
Net loss					(43.8)
Balances, December 31, 2013	36,729	$0.4	183.3	$(26.4)	246.7	$2.2

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday. Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year. For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month. The full years of 2013, 2012 and 2011 included 52 weeks.

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

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method except in certain locations in Europe and retail locations where an average cost is used.

Assets available for sale — Assets available for sale consist of our former PC manufacturing facility located in Fletcher, Ohio, including land and land improvements. The cost of the land, land improvements and building has been adjusted to estimated fair market value based on quoted prices in the active market. This asset is currently under contract for sale.

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

Goodwill and intangible assets — Goodwill represents the excess of the cost of acquired assets over the fair value of assets acquired. The Company tests goodwill and identifiable intangible assets (trademarks) for impairment annually or more frequently if indicators of impairment exist. The Company assesses the carrying value of its definite-lived intangible assets if circumstances indicate that those values may not be recoverable. During the fourth quarter of 2012 the Company conducted an evaluation of its Technology Products multi-brand United States consumer strategy and the intangible assets used in that strategy and concluded that the Company’s future North American consumer business would be optimized by consolidating its United States consumer operations under TigerDirect, its leading and largest brand. As a result an impairment charge of approximately $35.3 million related to the trademarks, domain names and goodwill of CompUSA and Circuit City was taken in the fourth quarter of 2012. In December 2013, the Company sold certain CompUSA intellectual property assets and the Company has discontinued using the CompUSA brand in Puerto Rico. As a result, for the year ended December 31, 2013, the Company incurred write offs of approximately $2.9 million, pre-tax, related to the intangible assets of the CompUSA brand in Puerto Rico.

Accruals — Management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. These estimates are based upon various factors such as the number of units sold, historical and anticipated results and data received from third party vendors. Actual results could differ from these estimates. Our most significant estimates include those related to the costs of inventory reserves, sales returns and allowances, cooperative advertising, vendor drop shipments, and customer rebate reserves, and other vendor and employee related costs.

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

Revenue Recognition and Accounts Receivable — The Company recognizes sales of products, including shipping revenue, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is received by the customers when title and risk of loss have transferred except in our Industrial Products segment where title and risk pass at time of shipment. Allowances for estimated subsequent customer returns, rebates and sales incentives are provided when revenues are recorded. Revenues exclude sales tax collected. The Company evaluates collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit rating and provides a reserve for accounts that are potentially uncollectible. Trade receivables are generally written off once all collection efforts have been exhausted. Accounts receivable are shown in the consolidated balance sheets net of allowances for doubtful collections and subsequent customer returns.

Shipping and handling costs— The Company recognizes shipping and handling costs in cost of sales.

Advertising Costs — Expenditures for internet, television, local radio and newspaper advertising are expensed in the period the advertising takes place. Catalog preparation, printing and postage expenditures are amortized over the period of catalog distribution during which the benefits are expected, generally one to four months.

Net advertising expenses were $60.1 million, $57.7 million and $40.2 million during 2013, 2012 and 2011, respectively, and are included in the accompanying consolidated statements of operations. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $45.9 million, $47.8 million and $59.4 million during 2013, 2012 and 2011, respectively.

Prepaid expenses as of December 2013 and 2012 include deferred advertising costs of $0.7 million and $1.5 million, respectively which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Stock based compensation — The Company recognizes the fair value of share based compensation in the consolidated statement of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award.

Net Income Per Common Share – Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding included in the computation of diluted earnings (loss) per share was zero shares for the years ended December 31, 2013 and 2012 and 0.3 million shares for the year ended December 31, 2011. The weighted average number of restricted stock awards included in the computation of diluted earnings (loss) per share was zero shares for the year December 31, 2013 and 2012 and 0.1 million shares for the year ended December 31, 2011. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 1.2 million shares, 1.1 million shares and 0.8 million shares for the years ended December 31, 2013, 2012 and 2011, respectively, due to their antidilutive effect. The weighted average number of restricted awards outstanding excluded from the computation of diluted earnings (loss) per share was 0.1 million shares, zero shares and a de minimis number of shares for the years ended December 31, 2013, 2012 and 2011, respectively, due to their antidilutive effect.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees. Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions. Aggregate expense to the Company for contributions to such plans was approximately $0.9 million, $1.0 million and $1.0 million in 2013, 2012 and 2011, respectively.

Fair Value Measurements - Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At December 31, 2013 and 2012, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

The fair value of goodwill and non-amortizing intangibles is measured on a non-recurring basis in connection with the Company’s annual impairment testing. The Company follows the guidance of Accounting Standards Update (ASU) 2011-08 and 2012-02 and performs a qualitative assessment of goodwill and non-amortizing intangibles to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment shows that the fair value of the reporting unit exceeds its carrying amount the company is not required to complete the annual two step goodwill impairment test. If a quantitative analysis is required to be performed for goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model. A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, same store sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense and are classified in accordance with ASC 820, “Fair Value Measurements and Disclosures”, within Level 3 of the valuation hierarchy.

Significant Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company’s excess cash balances are invested with money center banks. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base. The Company also performs on-going credit evaluations and maintains allowances for potential losses as warranted.

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. In 2013, one vendor accounted for 13.9% of our purchases. In 2012, no vendor accounted for 10% or more of our purchases and one vendor accounted for 11.5% of our purchases in 2011. The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. This ASU requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when under the tax law settlement in this manner is available. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the impact, if any, of the ASU on the financial statements.

2.	GOODWILL AND INTANGIBLES

The Company consolidated its United States consumer brands under the TigerDirect name and recorded a one-time, non-cash impairment charge related to the goodwill and intangible assets of CompUSA and Circuit City of approximately $35.3 million, pre-tax, in the fourth quarter of 2012; however, the CompUSA brand continued to be used in Puerto Rico during 2013. In the fourth quarter of 2013, certain subsidiaries of the Company sold certain CompUSA intellectual property assets (primarily domain names, trademarks and certain historical customer information) and accordingly the Company has discontinued using the CompUSA brand in Puerto Rico and has rebranded its operations there as TigerDirect. As a result of the sale, the Company wrote off the remaining carrying value of the CompUSA intangible assets of approximately $2.9 million, pre-tax.

Goodwill:

The following table provides information related to the carrying value of goodwill (in millions):

	December 31,	December 31,
	2013	2012
Balance January 1	$2.4	$3.3
Impairment charges	-	(0.9)
Balance December 31	$2.4	$2.4

During 2013, the Company did not incur any impairment charges related to goodwill. During 2012, the Company incurred one-time impairment charges related to goodwill of approximately $0.9 million. This impairment charge was recorded in the Consolidated Statement of Operations as special charges within the Technology Products segment.

Indefinite-lived intangible assets:

The following table summarizes information related to indefinite-lived intangible assets (in millions):

	December 31,	December 31,
	2013	2012
Balance January 1	$5.4	$38.8
Intangible write offs	(2.9)	(33.4)
Sale proceeds	(0.2)	-
Balance December 31	$2.3	$5.4

During 2013 the Company wrote off the remaining carrying value of the indefinite-lived intangible assets of CompUSA of approximately $2.9 million and in 2012 the Company recorded one-time impairment charges related to trademarks and domain names of approximately $33.4 million. These write offs and impairment charges were recorded in the Consolidated Statements of Operations as special charges within the Technology Products segment.

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31,		December 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Retail store leases	$3.4	$2.5	$3.4	$1.3
Client lists	2.6	2.2	2.6	1.7
Technology	1.0	0.9	1.0	0.7
Total	$7.0	$5.6	$7.0	$3.7

During 2013, the Company incurred accelerated amortization of approximately $0.9 million related to the termination of one of the retail store leases. During 2012, the Company incurred one-time impairment charges related to definite-lived intangible assets of approximately $1.0 million. This impairment charge was recorded in the Consolidated Statements of Operations as special charges within the Technology Products segment.

The aggregate amortization expense for these intangibles was approximately $1.9 million in 2013. The estimated amortization for future years ending December 31 is as follows (in millions):

2014	$0.8
2015	0.1
2016	0.1
2017 and after	0.4
Total	$1.4

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2013	2012
Land and buildings	$27.6	$19.4
Furniture and fixtures, office, computer and other equipment and software	127.2	133.1
Leasehold improvements	30.8	30.6
	185.6	183.1
Less accumulated depreciation and amortization	126.2	120.1
Property, plant and equipment, net	$59.4	$63.0

Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2013	2012
Office, computer and other equipment	$17.4	$17.4
Less: Accumulated amortization	12.0	9.4
	$5.4	$8.0

Depreciation charged to operations for property, plant and equipment including capital leases in 2013, 2012, and 2011 was $17.4 million, $16.6 million and $15.9 million, respectively.

4.	CREDIT FACILITIES

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of December 31, 2013, eligible collateral under this agreement was $110.4 million, total availability was $105.5 million, total outstanding letters of credit were $4.9 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of December 31, 2013.

The Company’s WStore subsidiary maintained a revolving credit agreement with a financial institution in France which was secured by WStore accounts receivable balances. This credit facility was terminated by the Company in June 2012. Available amounts for borrowing under this facility included all accounts receivable balances not over 60 days past due reduced by the greater of €4.0 million or 10% of the eligible accounts receivable.

The weighted average interest rate on short-term borrowings was 4.3%, 4.3%, and 4.5% in 2013, 2012 and 2011, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2013	2012
Payroll and employee benefits	$36.5	$29.7
Freight	6.7	4.0
Advertising	10.0	9.0
Sales and VAT tax payable	9.0	9.7
Income taxes payable	1.2	5.1
Other	25.8	26.0
	$89.2	$83.5

6.	LONG-TERM DEBT

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”). The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018. The proceeds from the Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bond proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of December 31, 2013, there was $4.1 million outstanding against this financing facility.

Long-term debt consists of (in millions):

	December 31,
	2013	2012
Warehouse capitalized equipment lease	$4.1	$5.9
Other capitalized equipment lease	1.3	2.3
Subtotal	5.4	8.2
Less: current portion	2.5	2.8
	$2.9	$5.4

The aggregate maturities of long-term debt outstanding at December 31, 2013 are as follows (in millions):

	2014	2015	2016	2017	2018
Maturities	$2.5	$2.2	$0.6	$0.1	$-

7.	SPECIAL CHARGES (GAINS), NET

The Company’s Technology Products segment incurred special charges of approximately $22.4 million during 2013. These charges included approximately $5.5 million for lease termination costs (present value of contractual gross lease payments net of estimated sublease rental income, or settlement amount) and $2.0 million for fixed asset write offs related to the closing of underperforming retail stores, $5.9 million in workforce reductions and other exit costs related to the implementation of a shared services center for our European subsidiaries, $2.9 million of one-time impairment charges related to intangible assets of the CompUSA brand in Puerto Rico, $2.2 million of workforce reduction charges for senior management changes in our North American operations, $1.8 million related to start up costs of the European shared services center, $0.5 million in recruitment costs of the European shared services center, $1.0 million for reserve adjustments related to the facility closing and exit from the PC manufacturing business and $0.6 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director. The Company expects to expend cash of $7 to $9 million in the future to complete the implementation of the European shared services center. Expected impacts on future costs, when the shared service center is fully implemented, are expected to be a reduction in our cost structure in the $9 to $11 million range.

The balance of the workforce reduction costs and retail store closing liabilities are included in the Consolidated Balance Sheet within accrued expenses and other current liabilities and other non-current liabilities.

The following table details the associated liabilities incurred related to this plan (in millions):

	Workforce Reductions and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2013	$4.3	$-	$4.3
Charged to expense	7.6	6.8	14.4
Paid or otherwise settled	(4.9)	(1.7)	(6.6)
Balance December 31, 2013	$7.0	$5.1	$12.1

The Company’s Industrial Products segment incurred special charges of approximately $0.1 million of personnel costs and benefited from an adjustment to lease termination costs of approximately $0.3 million related to the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger, distribution and call center in the second quarter of 2012. The balance of the restructuring reserves is included in the Consolidated Balance Sheet within accrued expenses and other current liabilities and other liabilities. The Company anticipates incurring minimal additional costs related to this facility closing and relocation.

The following table details the associated liabilities incurred related to this plan (in millions):

	Severance and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2013	$0.2	$1.6	$1.8
Charged to expense (benefit)	0.1	(0.3)	(0.2)
Paid or otherwise settled	(0.1)	(0.2)	(0.3)
Balance December 31, 2013	$0.2	$1.1	$1.3

8.	SETTLEMENT AGREEMENT

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

On May 9, 2011, following several meetings of the Executive Committee and after extensive discussions with Mr. Fiorentino and his counsel, the Company announced that it had accepted the resignation of Mr. Fiorentino, and that it had executed an agreement with Mr. Fiorentino, effective May 6, 2011, under which Mr. Fiorentino surrendered certain assets to the Company valued at approximately $11 million at May 9, 2011: these assets included the surrender of 1,130,001 shares of Systemax common stock and $480,000 in cash. The shares surrendered consisted of 580,001 shares of fully vested unexercised stock options, 2) 100,000 shares of fully vested restricted stock awards and 3) 450,000 shares directly owned by Mr. Fiorentino. The shares surrendered were valued at fair value on May 6, 2011 in the case of the stock options and restricted stock awards and at fair value on May 12, 2011 in the case of the owned shares. The agreement also required Mr. Fiorentino to disclose his and his immediate family’s personal assets; forfeit undisclosed assets discovered by the Company; disclose information regarding certain matters that led to his being notified of the Company’s intent to terminate him; and to fully cooperate with the Company in the future. Mr. Fiorentino and the Company also exchanged mutual general releases and non-disparagement commitments, and Mr. Fiorentino agreed to a 5 year noncompetition obligation. The $11 million settlement value included a financial statement benefit to the Company related to the surrender of shares and cash payment of approximately $8.4 million which was recorded in the second quarter of 2011 under special (gains) charges, net of related legal and professional fees of approximately $1.3 million for the quarter ended June 30, 2011 and $1.8 million for the first six months of 2011. The remainder of the settlement value, approximately $2.6 million, was the intrinsic value of the fully vested unexercised stock options on the date of the settlement agreement for which there is no financial statement impact. The amount of the settlement with Mr. Fiorentino was based on negotiation with him, and was not based on any specific level or nature of damages incurred by the Company, and does not constitute restitution.

On June 21, 2011 the Company received notice that the Securities and Exchange Commission (“SEC”) had initiated a formal investigation into the matters discovered by the Audit Committee’s internal investigation. In September 2012, the SEC charged Gilbert Fiorentino for fraudulently obtaining undisclosed compensation directly from firms that conducted business with the Company, for stealing Company merchandise that was used to market our products, and for failing to disclose his extra compensation and perks to the Company or its auditors. Mr. Fiorentino agreed to settle the SEC’s charges by paying a fine and consenting to a permanent bar from serving as an officer or director of any publicly held company, and agreed to a permanent injunction from further violations of the antifraud and other provisions of the federal securities laws. The Company fully cooperated with the SEC in its formal investigation and in February 2013 the SEC advised the Company that it had concluded its investigation and would not be recommending that any action be taken against the Company.

Related action:

On June 18, 2013 Carl Fiorentino, former executive of the Company’s North America Technology Business, was indicted by the United States Attorney's Office for the Eastern District of New York for mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax. A superseding indictment was filed on September 5, 2013. The case has been transferred to the United States District Court for the Southern District of Florida; trial is scheduled to begin July 2014.

9.	SHAREHOLDERS’ EQUITY

Stock based compensation plans

The Company currently has five equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. A total of 10,499 options were outstanding under this plan as of December 31, 2013.

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 8,000 options were outstanding under this plan as of December 31, 2013.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted in October , 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. The Company increased the number of shares that may be granted under this plan to a maximum of 7,500,000 from 5,000,000 shares. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. The ability to grant new awards under this plan ended on December 31, 2009 but awards granted prior to such date continue until their expiration. A total of 576,500 options were outstanding under this plan as of December 31, 2013.

The 2006 Stock Incentive Plan For Non-Employee Directors - This plan, adopted by the Company’s stockholders in October, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 15,000 options were outstanding under this plan as of December 31, 2013.

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April, 2010 with substantially the same terms and provisions as the 1999 Long-term Stock Incentive Plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 565,500 options and 292,500 restricted stock units were outstanding under this plan as of December 31, 2013.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for 2013, 2012 and 2011 was $1.1 million, $2.5 million, and $1.0 million respectively. The related future income tax benefits recognized for 2013, 2012 and 2011 were $0.4 million, $1.4 million and $0.6 million, respectively.

Stock options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2013, 2012 and 2011:

	2013	2012	2011

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	1.66%	1.10%	2.02%
Expected volatility	41.1%	57.3%	59.8%
Expected life in years	7.88	6.3	8.0

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2013		2012		2011
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,353,059	$15.88	1,285,115	$13.39	1,900,698	$10.60
Granted	60,000	$9.54	772,500	$15.00	277,000	$12.61
Exercised	(34,310)	$3.04	(109,466)	$3.12	(67,758)	$4.18
Cancelled or expired	(203,250)	$14.84	(595,090)	$11.71	(824,825)	$7.45
Outstanding at end of year	1,175,499	$16.11	1,353,059	$15.88	1,285,115	$13.39

Options exercisable at year end	772,749		682,809		914,365
Weighted average fair value per option granted during the year	$4.44		$7.90		$7.81

The total intrinsic value of options exercised was $0.2 million, $1.4 million and $0.7 million respectively, for 2013, 2012 and 2011.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2013:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00 to $10.00	68,659	$8.52	6.45	$0.2
$10.01 to $15.00	386,347	$13.11	6.39	-
$15.01 to $20.00	566,659	$18.39	5.83	-
$20.01 to $20.15	100,000	$20.15	3.06	-
$5.00 to $20.15	1,121,665	$16.12	5.81	$0.2

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2013 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2013. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2013:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2013	670,250	$9.01
Granted	60,000	$4.44
Vested	(176,500)	$9.23
Forfeited	(151,000)	$8.09
Unvested at December 31, 2013	402,750	$8.58

At December 31, 2013, there was approximately $1.1 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 2.27 years. The total fair value of stock options vested during 2013, 2012 and 2011 was $1.6 million, $1.1 million and $2.2 million, respectively.

Restricted Stock and Restricted Stock Units

In 2004, the Company granted 1,000,000 restricted stock units (“RSUs”) under the 1999 Plan to a former officer and director (See Note 8 of Notes to Consolidated Financial Statements). A RSU represents the right to receive a share of the Company’s common stock. The RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vested at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for RSUs is determined based on the market price of the Company’s stock at the date of the award. Compensation expense related to this RSU was zero in 2013 and 2012 and $0.1 million in 2011. As part of the settlement agreement (see Note 8 of Notes to Consolidated Financial Statements), all unvested RSUs were terminated and of no further force and effect.

In August 2010, the Company granted 175,000 RSUs under the 2010 Plan to a key employee who is also a Company director. These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vests in ten equal annual installments of 17,500 units beginning May 15, 2011 and each May 15, thereafter. Compensation expense related to this RSU award was approximately $0.3 million, $0.4 million and $0.6 million during each of 2013, 2012 and 2011, respectively.

In October 2011, the Company granted 100,000 RSUs under the 2010 Plan to, at that time, a key employee. This RSU award was a non-performance award which vested in ten equal annual installments of 10,000 units beginning October 3, 2012 and each October 3 thereafter. The termination without cause of this key employee during 2013 caused the accelerated vesting of the remaining 90,000 shares in accordance with the restricted stock agreement with the Company. Compensation expense related to these restricted stock awards was approximately $0.8 million, $0.2 million and less than $0.1 million during each of 2013, 2012 and 2011, respectively.

In November 2011, the Company granted 100,000 RSUs under the 2010 Plan to a key employee who is also a Company director. This RSU award was a non-performance award which vests in ten equal annual installments of 10,000 units beginning November 14, 2012 and each November 14 thereafter. Compensation expense related to this RSU award was approximately $0.2 million, $0.4 million and less than $0.1 million during each of 2013, 2012 and 2011, respectively.

In January 2012 and March 2012, the Company granted 50,000 RSUs under the 2010 Plan to each of two key employees. These RSU awards were non-performance awards which vests in ten equal annual installments of 10,000 units beginning January 3, 2013 and March 1, 2013, respectively, and each January 3 and March 1, thereafter. Compensation expense related to these RSU awards were approximately $0.4 million and $0.5 million during 2013 and 2012, respectively.

Share-based compensation expense for restricted stock issued to Directors was $0.1 million in each of 2013, 2012 and 2011.

10.	INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
United States	$(18.8)	$(66.5)	$43.5
Foreign	(3.0)	24.9	35.5
Total	$(21.8)	$(41.6)	$79.0

The (benefit) provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(8.2)	$(5.4)	$13.6
State	0.6	0.3	2.2
Foreign	3.2	8.1	8.4
Total current	(4.4)	3.0	24.2

Deferred:
Federal	20.5	(16.5)	0.5
State	4.8	(3.3)	0.4
Foreign	1.1	(16.8)	(0.7)
Total deferred	26.4	(36.6)	0.2
TOTAL	$22.0	$(33.6)	$24.4

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

The Company recorded tax (benefit) expense of $0.0 million, $(0.2) million and $0.1 million in 2013, 2012 and 2011, respectively, related to discontinued operations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2013		2012		2011
Income tax at Federal statutory rate	$(7.6)	(35.0)%	$(14.5)	(35.0)%	$27.6	35.0%

Foreign taxes at rates different from the U.S. rate	2.3	10.6	(3.7)	(8.9)	(0.9)	(1.1)

State and local income taxes, net of federal tax benefit	(0.3)	(1.4)	(2.1)	(5.0)	1.3	1.6
Changes in valuation allowances	28.9	132.6	(13.3)	(31.9)	(3.7)	(4.7)
Change in deferred tax liability	(1.2)	(5.5)	-	-	-	-
Non-deductible items	0.1	0.5	0.1	0.2	0.1	0.1
Other items, net	(0.2)	(0.9)	(0.1)	(0.2)	-	-
Income tax at Federal statutory rate	$22.0	100.9	$(33.6)	(80.8)%	$24.4	30.9%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2013	2012
Assets:
Current:
Accrued expenses and other liabilities	$10.8	$12.1
Inventory	4.6	6.2
Valuation allowances	(11.2)	(2.2)
Total current assets	$4.2	$16.1

Non-current:
Net operating loss and credit carryforwards	$30.1	$25.7
Depreciation	2.0	2.6
Intangible & other	15.2	22.4
Valuation allowances	(28.5)	(8.9)
Total non-current assets	$18.8	$41.8

Liabilities :
Current :
Deductible assets	$0.7	$2.5
Other	1.2	-
Total current liabilities	$1.9	$2.5

Non-current:
Amortization	$1.1	$6.2
Depreciation	1.8	5.4
Other	0.6	-
Total non-current liabilities	$3.5	$11.6

During the current year the Company recorded valuation allowances against deferred tax assets of approximately $28.9 million. These valuation allowances were recorded against U.S. federal deferred tax assets of $20.5 million, state deferred tax assets of $3.9 million and foreign deferred tax assets of $4.5 million. These valuation allowances were recorded primarily as a result of Managements’ belief that the deferred assets are not likely to be realized due to recent losses.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $153.4 million as of December 31, 2013, since these earnings are considered indefinitely reinvested. The Company has gross foreign net operating loss carryforwards of $67.4 million which expire through 2030. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

As of December 31, 2013, the Company has approximately $1.2 million in federal tax credit carryforwards expiring in years through 2023 and various amounts of state and foreign net operating loss carryforwards expiring through 2032. The Company has recorded valuation allowances of approximately $39.7 million, including valuations against the federal and state deductibility of temporary differences and net operating losses of $20.5 million and $8.7 million respectively, foreign tax credits of $1.2 million and tax effected temporary differences and net operating loss carryforwards in foreign jurisdictions of $9.3 million.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments. The Company’s federal income tax returns have been audited through 2009. The Company has not signed any consents to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2006. The Company considers its significant tax jurisdictions in foreign locations to be the United Kingdom, Canada, France, Italy and Germany. The Company remains subject to examination in the United Kingdom for years after 2011, in Canada for years after 2008, in France for years after 2011, in Italy for years after 2008, in Netherlands for years after 2006 and in Germany for years after 2007.

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. As of December 31, 2013 the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interests or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2013 or 2012.

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

At December 31, 2013, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in millions):

	Capital Leases	Operating Leases	Total

2014	2.9	$27.6	$30.5
2015	2.5	26.8	29.3
2016	1.0	24.2	25.2
2017	0.1	24.7	24.8
2018		20.3	20.3
2019-2023		51.1	51.1
2024-2028		24.6	24.6
Thereafter		14.8	14.8
Total minimum lease payments	6.5	214.1	220.6
Less: sublease rental income	-	2.9	2.9
Lease obligation net of subleases	6.5	$211.2	217.7
Less: amount representing interest	1.1
Present value of minimum capital lease payments (including current portion of $2.5)	$5.4

Annual rent expense aggregated approximately $34.6 million, $33.4 million and $30.8 million in 2013, 2012 and 2011, respectively. Included in rent expense was $0.9 million in 2013, 2012 and 2011, to related parties. Rent expense is net of sublease income of $0.1 million for 2013, and $0.2 million for 2012 and 2011, respectively.

Other Matters

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business. In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended. In this regard, the state of Pennsylvania has claimed that certain of the Company’s consumer electronics e-commerce sales are subject to sales tax in Pennsylvania; the Company is defending this matter and believes it has strong defenses. The Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations although the ultimate outcome is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2013 the Company had established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at December 31, 2013 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

12.	SEGMENT AND RELATED INFORMATION

The Company operates and is internally managed in two operating segments, Technology Products and Industrial Products. The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. Our Chief Executive Officer, in his role as Chief Operating Decision Maker, evaluates segment performance based on income from operations before net interest, foreign exchange gains and losses and income taxes. Corporate costs not identified with the disclosed segments are grouped as “Corporate and other expenses.” The chief operating decision-maker reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only. The accounting policies of the segments are the same as those of the Company described in Note 1.

Financial information relating to the Company’s operations by reportable segment was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net Sales:
Technology Products	$2,873.3	$3,137.6	$3,357.4
Industrial Products	473.8	401.9	319.9
Corporate and other	5.2	4.8	3.3
Consolidated	$3,352.3	$3,544.3	$3,680.6

Depreciation and Amortization Expense:
Technology Products	$16.1	$15.1	$15.0
Industrial Products	2.2	1.9	1.3
Corporate and other	1.0	1.0	1.2
Consolidated	$19.3	$18.0	$17.5

Operating Income (Loss):
Technology Products	$(40.6)	$(47.2)	$68.0
Industrial Products	40.0	29.9	35.1
Corporate and other expenses	(20.0)	(22.6)	(22.3)
Consolidated	$(20.6)	$(39.9)	$80.8

Total Assets
Technology Products	$598.2	$564.4	$546.7
Industrial Products	75.5	157.7	127.2
Corporate and other	268.7	240.2	215.8
Consolidated	$942.4	$962.3	$889.7

Financial information relating to the Company’s operations by geographic area was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net Sales:
United States	$2,051.1	$2,203.2	$2,353.3
United Kingdom	468.5	491.7	442.5
France	335.4	312.7	306.3
Other Europe	291.5	322.3	351.0
Other North America	205.8	214.4	227.5
Consolidated	$3,352.3	$3,544.3	$3,680.6

Long-lived Assets:
United States	$32.3	$42.0	$50.7
United Kingdom	18.7	16.6	15.4
France	0.9	0.1	0.1
Other Europe and Asia	6.4	2.7	2.4
Other North America	1.1	1.6	2.1
Consolidated	$59.4	$63.0	$70.7

Net sales are attributed to countries based on location of selling subsidiary.

Financial information relating to the Company’s entity-wide product category sales was as follows (in millions):

	Year Ended December 31,
	2013	%	2012	%	2011	%
Product Category
Computers	$1,034.5	30.9%	$1,046.4	29.5%	$1,047.6	28.5%
Computer accessories & software	877.6	26.2%	971.3	27.4%	1,025.0	27.8%
Consumer electronics	495.1	14.8%	615.6	17.4%	746.5	20.3%
Industrial products	473.8	14.1%	401.9	11.3%	319.9	8.7%
Computer components	378.0	11.3%	407.7	11.5%	453.8	12.3%
Other	93.3	2.7%	101.4	2.9%	87.8	2.4%
Consolidated	$3,352.3	100%	$3,544.3	100%	$3,680.6	100%

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data, excluding discontinued operations, is as follows (in millions, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Net sales	$880.6	$805.7	$791.8	$874.2
Gross profit	$122.6	$117.1	$117.7	$129.3
Net (loss)	$(6.3)	$(6.1)	$(11.6)	$(19.8)
Net (loss) per common share:
Basic	$(0.17)	$(0.16)	$(0.31)	$(0.54)
Diluted	$(0.17)	$(0.16)	$(0.31)	$(0.54)

2012:
Net sales	$913.1	$849.1	$847.0	$935.1
Gross profit	$130.7	$118.0	$119.0	$120.4
Net income (loss)	$7.3	$(2.3)	$14.0	$(27.0)
Net income (loss) per common share:
Basic	$0.20	$(0.06)	$0.38	$(0.73)
Diluted	$0.20	$(0.06)	$0.38	$(0.73)

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in millions)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other		Balance at End of Period
Allowance for doubtful accounts
2013	$6.3	$4.0	$(4.5)	$-		$5.8
2012	$5.4	$5.0	$(4.1)	$-		$6.3
2011	$7.0	$3.2	$(4.8)	$-		$5.4

Allowance for sales returns
2013	$9.2	$10.9	$-	$(9.2	)(1)	$10.9
2012	$9.3	$9.2	$-	$(9.3	)(1)	$9.2
2011	$10.9	$9.3	$-	$(10.9	)(1)	$9.3

Allowance for inventory returns
2013	$(8.0)	$(9.2)	$-	$8.0	(1)	$(9.2)
2012	$(7.9)	$(8.0)	$-	$7.9	(1)	$(8.0)
2011	$(9.3)	$(7.9)	$-	$9.3	(1)	$(7.9)

Allowance for deferred tax assets
2013
Current	$2.2	$9.0	$-	$-		$11.2
Noncurrent	$8.9	$19.6	$-	$-		$28.5
2012
Current	$1.5	$0.7	$-	$-		$2.2
Noncurrent	$28.4	$(19.5)	$-	$-		$8.9
2011
Current	$1.5	$-	$-	$-		$1.5
Noncurrent	$27.7	$0.6	$-	$0.1		$28.4

_________________________

(1) Amounts represent gross revenue and cost reversals to the estimated sales returns and allowances accounts.