Form 10-Q
period 2014-03-31
SYSTEMAX INC
filed 2014-05-06
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant's Common Stock as of April 28, 2014 was 36,750,544.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Current assets:
Cash	$159.7	$181.4
Accounts receivable, net	367.0	333.3
Inventories	326.3	321.8
Prepaid expenses and other current assets	16.4	17.6
Deferred income taxes	2.3	2.3
Total current assets	871.7	856.4

Property, plant and equipment, net	57.1	59.4
Deferred income taxes	15.5	15.3
Goodwill and intangibles	5.6	6.1
Other assets	5.0	5.2
Total assets	$954.9	$942.4

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$441.9	$418.9
Accrued expenses and other current liabilities	81.6	89.2
Current portion of long-term debt	2.4	2.5
Total current liabilities	525.9	510.6

Long-term debt	2.3	2.9
Other liabilities	22.6	22.7
Total liabilities	550.8	536.2

Commitments and contingencies

Shareholders' equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	183.6	183.3
Treasury stock	(26.2)	(26.4)
Retained earnings	243.7	246.7
Accumulated other comprehensive income	2.6	2.2
Total shareholders' equity	404.1	406.2

Total liabilities and shareholders' equity	$954.9	$942.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$873.4	$880.6
Cost of sales	745.5	759.0
Gross profit	127.9	121.6
Selling, general & administrative expenses	126.8	123.5
Special charges, net	2.4	6.8
Operating income (loss)	(1.3)	(8.7)
Foreign currency exchange loss	0.5	0.3
Interest and other income, net	-	(0.1)
Interest expense	0.3	0.3
Income (loss) before income taxes	(2.1)	(9.2)
Provision for (benefit from) income taxes	0.9	(2.9)
Net income (loss)	$(3.0)	$(6.3)

Net income (loss) per common share:
Basic	$(0.08)	$(0.17)
Diluted	$(0.08)	$(0.17)

Weighted average common and common equivalent shares:
Basic	37.0	37.0
Diluted	37.0	37.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(3.0)	$(6.3)
Other comprehensive income (loss):
Foreign currency translation	0.4	(7.6)
Total comprehensive income (loss)	$(2.6)	$(13.9)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3.0)	$(6.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4.2	4.3
Benefit for deferred income taxes	(0.4)	(0.5)
Provision for doubtful accounts	2.6	0.7
Compensation expense related to equity compensation plans	0.5	1.4
Excess tax benefit from exercises of stock options	0.0	(0.1)
Loss on dispositions and abandonment	0.0	0.1
Changes in operating assets and liabilities:
Accounts receivable	(42.1)	(6.3)
Inventories	(4.5)	39.5
Prepaid expenses and other current assets	0.2	(2.0)
Accounts payable	22.5	(39.0)
Accrued expenses and other current liabilities	0.1	(1.6)
Net cash used in operating activities	(19.9)	(9.8)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.7)	(3.0)
Net cash used in investing activities	(1.7)	(3.0)

Cash flows from financing activities:
Repayments of capital lease obligations	(0.6)	(0.7)
Proceeds from issuance of common stock	0.0	0.1
Excess tax benefit from exercises of stock options	0.0	0.1
Net cash used in financing activities	(0.6)	(0.5)

Effects of exchange rates on cash	0.5	(2.7)

Net decrease in cash	(21.7)	(16.0)
Cash – beginning of period	181.4	150.7
Cash – end of period	$159.7	$134.7

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income

Balances, January 1, 2014	36,729	$0.4	$183.3	$(26.4)	$246.7	$2.2

Stock-based compensation expense			0.5
Issuance of restricted stock	10		(0.1)	0.1
Exercise of stock options	11		(0.1)	0.1
Change in cumulative translation adjustment						0.4
Net income (loss)					(3.0)

Balances, March 31, 2014	36,750	$0.4	$183.6	$(26.2)	$243.7	$2.6

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2014 and the results of operations for the three month periods ended March 31, 2014 and 2013, statements of comprehensive income (loss) for the three month periods ended March 31, 2014 and 2013, cash flows for the three month periods ended March 31, 2014 and 2013 and changes in shareholders' equity for the three month period ended March 31, 2014.  The December 31, 2013 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2013 and for the year then ended included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  The results for the three month periods ended March 31, 2014 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on March 29, 2014 and the prior year ended March 30, 2013.  The first quarters of both 2014 and 2013 included 13 weeks.

2.	Net Income (Loss) per Common Share

Net income (loss) per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.   Net income (loss) per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options.  The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income (loss) per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was zero shares for the three months ended March 31, 2014 and 2013, respectively.  The weighted average number of restricted stock awards included in the computation of diluted earnings per share was zero shares for the three months ended March 31, 2014 and 2013, respectively.  The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 1.1 million shares and 1.3 million shares for the three months ended March 31, 2014 and 2013, respectively, due to their antidilutive effect. The weighted average number of restricted awards outstanding excluded from the computation of diluted earnings per share was a de minimis number of shares and 0.1 million shares for the three months ended March 31, 2014 and 2013, respectively, due to their antidilutive effect.

3.	Credit Facilities and Long Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a five year term and expires in October 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability.  As of March 31, 2014, eligible collateral under the agreement was $120.4 million, total availability was $114.9 million, total outstanding letters of credit were $5.5 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants under this facility as of March 31, 2014.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of March 31, 2014 there was approximately $3.7 million outstanding against this financing facility.

4.	Special Charges, net

The Company's Technology Products segment incurred special charges of approximately $2.4 million in the first quarter of 2014.  These charges included approximately $1.5 million in workforce reductions related to the implementation of the shared services center for our European subsidiaries, $0.2 million in recruitment costs for the European shared services center, $0.3 million for changes in the estimate of lease valuation accruals (other exit costs) and $0.2 million in other costs related to the retail stores that were closed in 2013 and $0.2 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director.

The balance of the workforce reductions and retail store closing liabilities are included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities and other liabilities.

The following table details the associated liabilities related to this plan (in millions):

	Workforce reductions and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2014	$$7.0	$$5.1	$$12.1
Charged to expense	1.5	0.3	1.8
Paid or otherwise settled	(2.8)	(0.5)	(3.3)
Balance March 31, 2014	$$5.7	$$4.9	$$10.6

The Company's Industrial Products segment incurred special charges in the second quarter of 2012 related to the closing and relocation of a small distribution center to a new, significantly larger distribution and call center.  The balance of the restructuring reserves is included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities and other liabilities. The Company does not anticipate incurring any additional costs related to this closing and relocation.

The following table details the associated liabilities related to this plan (in millions):

	Workforce reductions and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2014	$0.2	$1.1	$1.3
Charged to expense	-	-	-
Paid or otherwise settled	-	(0.1)	(0.1)
Balance March 31, 2014	$0.2	$1.0	$1.2

5.	Segment Information

Systemax is primarily a direct marketer of brand name and private label products.  The Company operates and is internally managed in two operating segments, Technology Products and Industrial Products.

The Technology Products segment sells products categorized as Information and Communications Technology ("ICT") and Consumer Electronics ("CE").  These products include computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.

Our Industrial Products segment sells a wide array of industrial products and supplies categorized as Maintenance, Repairs and Operations ("MRO") which are marketed in North America.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.

The Company's chief operating decision-maker is the Company's Chief Executive Officer ("CEO").  The CEO, in his role as Chief Operating Decision Maker ("CODM"), evaluates segment performance based on operating income (loss).  The CODM reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only.  The accounting policies of the segments are the same as those of the Company.  Corporate costs not identified with the disclosed segments are grouped as "Corporate and other expenses".

The Company's Industrial Products and Technology Products segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  Technology products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial Products segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial Products segment being higher as a percentage of sales than those of the Technology Products segment as a result of the Industrial Products segment having a longer selling cycle for its business customers and a business model requiring greater advertising expenditures than the Technology Products segment. Additionally, the Industrial Products segment's vendors generally do not provide funding to offset its marketing expenses.

Financial information relating to the Company's operations by reportable segment was as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net sales:
Technology Products	$$742.8	$$773.5
Industrial Products	129.1	105.6
Corporate and other	1.5	1.5
Consolidated	$$873.4	$$880.6

Operating income (loss):
Technology Products	$(6.6)	$(11.2)
Industrial Products	9.7	8.5
Corporate and other expenses	(4.4)	(6.0)
Consolidated	$(1.3)	$(8.7)

Financial information relating to the Company's operations by geographic area was as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net sales:
United States	$$500.8	$$534.2
United Kingdom	148.8	132.0
France	96.4	82.5
Other Europe	77.8	79.6
Other North America	49.6	52.3
Consolidated	$$873.4	$$880.6

     Revenues are attributed to countries based on the location of the selling subsidiary.

6.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company.  At March 31, 2014 and 2013, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company's debt is considered to representative of its fair value because of its variable interest rate.

The fair value of goodwill and non-amortizing intangibles is measured on a non-recurring basis in connection with the Company's annual impairment testing. The Company follows the guidance of Accounting Standards Update (ASU) 2011-08 and 2012-02 and performs a qualitative assessment of goodwill and non-amortizing intangibles to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment shows that the fair value of the reporting unit exceeds its carrying amount, the company is not required to complete the annual two step goodwill impairment test.  If a quantitative analysis is required to be performed for goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model.  A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, same store sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense and are classified in accordance with ASC 820, "Fair Value Measurements and Disclosures", within Level 3 of the valuation hierarchy.

7.	Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the state of Pennsylvania has claimed that certain of the Company's consumer electronic e-commerce sales are subject to sales tax in Pennsylvania.  The Company intends to vigorously defend this matter and believes it has strong defenses.  The Company is also being audited by an entity representing 45 states seeking recovery of "unclaimed property".  The Company is complying with the audit and is providing requested information.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company's operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2014 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2014 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

8.	Subsequent Event

On May 1, 2014 the Company announced it had signed a definitive agreement to acquire SCC Services B.V. ("SCC"), a supplier of business to business IT products and services in the Netherlands. Closing of the purchase of SCC, which is subject to certain closing conditions including approval by the Netherlands Authority for Consumers and Markets, is expected late in the second quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for reorganizing our European operations, including timely opening and integration of our new shared services center in Hungary, plans for transitioning  certain sales, procurement and other managment information systems functions from our existing information technology platforms to a new platform specifically developed for our needs, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward looking statements.

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

Overview

Systemax is primarily a direct marketer of brand name and private label products.  Our sales operations are organized in two reportable business segments – Technology Products and Industrial Products.

Recent developments:

On May 1, 2014 the Company announced it had signed a definitive agreement to acquire SCC Services B.V. ("SCC"), a supplier of business to business IT products and services in the Netherlands. Closing of the purchase of SCC, which is subject to certain closing conditions including approval by the Netherlands Authority for Consumers and Markets, is expected late in the second quarter.

Technology Products

Our Technology Products segment primarily sells ICT and CE products.  These products are marketed in North America, Puerto Rico and Europe.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  For the three months ended March 31, 2014 and 2013, Technology products accounted for 85% and 88% of our net sales, respectively.

The Company opened a shared services center in Budapest, Hungary to facilitate the continued growth of its European Technology Products business in 2013. This new facility provides administrative and back office services for the existing European business, will help drive operational efficiencies and better serve the Company's pan-European operating strategy, and will serve as the sales location for future business in Eastern Europe.  Exit, severance and recruitment costs to implement the facility together with other cost reduction initiatives in Europe, aggregated to $1.7 million and $5.0 million in the first quarter of 2014 and 2013, respectively.

Industrial Products

Our Industrial Products segment sells a wide array of MRO products which are marketed in North and Central America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™.  Industrial products accounted for 15% and 12% of our net sales for the three months ended March 31, 2014 and 2013, respectively.  In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2013 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In the discussion of our results of operations we refer to business to business channel sales, consumer channel sales and period to period constant currency comparisons.  Business to business ("B2B") channel sales are sales made direct to other businesses through managed business relationships, outbound call centers and extranets. Sales in the Industrial Products segment, European Technology Products and Corporate and other are considered to be business to business sales.  Consumer ("B2C") channel sales are sales from retail stores, consumer websites, inbound call centers and television shopping channels.  Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company's 2013 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and special charges, net.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no significant changes in the application of critical accounting policies or estimates during 2014.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

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

Results of Operations

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Key Performance Indicators* (in millions):

	Three Months Ended March 31,
			%
	2014	2013	Change
Net sales by segment:
Technology Products	$742.8	$773.5	(4.0)%
Industrial Products	129.1	105.6	22.3%
Corporate and other	1.5	1.5	-%
Consolidated net sales	$873.4	$880.6	(0.8)%
Net sales by channel:
Technology Products - EMEA	$323.0	$294.1	9.8%
Technology Products – NA (B2B)	195.4	192.4	1.6%
Industrial Products	129.1	105.6	22.3%
Corporate and Other	1.5	1.5	-%
Total B2B	$649.0	$593.6	9.3%
Technology Products – NA (Consumer)	224.4	287.0	(21.8)%
Consolidated net sales	$873.4	$880.6	(0.8)%
Consolidated gross margin	14.6%	13.8%	0.8%
Consolidated SG&A costs*	$129.2	$130.3	(0.8)%
Consolidated SG&A costs* as a % of net sales	14.8%	14.8%	-%
Operating income (loss) by segment:*
Technology Products	$(6.6)	$(11.2)	(41.1)%
Industrial Products	9.7	8.5	14.1%
Corporate and other	(4.4)	(6.0)	(26.7)%
Consolidated operating income (loss)	$(1.3)	$(8.7)	(85.1)%
Operating margin by segment*
Technology Products	(0.9)%	(1.4)%	0.5%
Industrial Products	7.5%	8.0%	(0.5)%
Consolidated operating margin	(0.1)%	(1.0)%	0.9%
Effective income tax rate	42.9%	31.5%	11.4%
Net income (loss)	$(3.0)	$(6.3)	(52.4)%
Net margin	(0.3)%	(0.7)%	0.4%
*includes special charges, net. See Note 4 of Notes to Condensed Consolidated Financial Statements.

NET SALES

SEGMENTS

The Technology Products segment, which includes our European and North American operations, net sales decrease is primarily attributable to continued softness in North American consumer channels, principally internet and retail sales.  The Company believes the major drivers of the decline in North America net sales is attributable to web, television and retail store sales declines, resulting from sales volume and selling price erosion in certain core product categories such as personal computers and televisions. The Company believes the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends, including consumer preferences for new generation tablets, which erode laptop and desktop PC sales, the market share for tablets held by a major manufacturer, which does not sell to the Company for U.S. markets, the consolidation of prior generations of separate devices and functions into a single integrated device (such as GPS and cameras being integrated with smart phones), the ongoing movement of traditional brick and mortar store sales to online/ecommerce vendors, and the increasing influence of a dominant company in the online/ecommerce marketplace. The revenue growth within the EMEA technology business was more than offset by weak sales from the North American operations. On a constant currency basis, Technology Products net sales decreased 5.5%.

The Industrial Products net sales increase is attributable to broad based growth across both new and core product categories and the continued expansion of our private label and brand name selections as well as additional sales personnel.  On a constant currency basis, Industrial Products net sales increased 22.6%.

CHANNELS

Business to business sales:

The Company experienced growth in worldwide business to business channel sales.

The European Technology Products sales increase is attributable to strong government sector business sales in the United Kingdom and continued sales growth in France.  On a constant currency basis, European Technology Products sales grew 4.4%.

The North American Technology Products business to business modest sales increase is attributable to an increase in the sale of commercial servers and storage devices.  On a constant currency basis, North American Technology Products sales grew 2.7%.

The Industrial Products net sales increase is attributable to broad based growth across both new and core product categories and the continued expansion of our private label and brand name selections.  On a constant currency basis, Industrial Products net sales increased 22.6%.

Consumer sales:

The North American Technology Products consumer sales decline resulted from $12.2 million in lost revenue from retail stores closed in 2013 and from continued softness in television shopping, internet and retail sales. Consumer channel sales declines were primarily the result of declines in sales of personal computers and televisions driven by both volume and selling price erosion.  On a constant currency basis, North American Technology Products consumer sales declined 21.1%.

GROSS MARGIN

The consolidated gross margin increase is primarily due to Industrial Products sales contributing a larger percentage to gross profit dollars as compared to 2013, and the continued benefit from the utilization of its New Jersey distribution center as well as moderate improvement in gross margin in both our North American and European Technology businesses. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), EXCLUDING SPECIAL CHARGES

The SG&A expenses increase is primarily due to the Industrial Products segment's continued sales growth, increased salary and related costs of approximately $2.0 million and internet advertising spending of approximately $2.3 million.  The Industrial Products segment is increasing its advertising spend, in particular internet advertising, as it continues to expand its online product offerings.  The Technology Products segment in Europe had increased SG&A expenses due to a temporary overlap in costs as we transition functions from individual country operations to our new European shared services center. The significant expense increases for Europe include approximately $1.2 million of salary and related costs of additional sales personnel and additional headcount for the shared services center, $0.8 million in increased rent and related expenses, and $0.7 million net advertising costs offset by a decrease in internet advertising expense of $0.1 million. The Technology Products segment in North America had reduced SG&A expenses due primarily to the closing of underperforming retail stores.  Significant expense decreases for North America include approximately $3.4 million in reduced salary and related costs, decreased net advertising spending of approximately $1.0 million as a result of a planned reduction in advertising spend, a reduction in vendor funding as a result of our sales declines and fewer vendor programs, decreased credit card fees of $1.4 million and a decrease of $0.4 million in expenses related to regulatory audits.

SPECIAL CHARGES, NET

The Company's Technology Products segment, both North America and Europe, incurred special charges of approximately $2.4 million in the first quarter of 2014.  The charges related to Europe include approximately $1.5 million in workforce reductions related to the implementation of the shared services center for our European subsidiaries and $0.2 million in recruitment costs for the European shared services center. The charges related to North America include approximately $0.3 million for changes in the estimate of lease valuation accruals and $0.2 million in other costs related to the retail stores that were closed, and $0.2 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director.  The Company expects to incur additional charges of approximately $8 million and expend additional cash of approximately $13 to $14 million, including the costs accrued at March 31, 2014, in the future to complete the implementation of the European shared services center. Expected impacts on future costs, when the shared service center is fully implemented, are expected to be a reduction in our annual cost structure in the $9 to $11 million range, pre-tax.

The Company's Technology Products segment recorded, in the first quarter of 2013, $4.3 million for severance and other exit costs related to the implementation of a shared services center in Hungary, $0.7 million related to start up costs of the European shared services center, $1.8 million related to severance costs related to the termination agreement with a former officer, and litigation costs of approximately $0.1 million related to a former officer and director of the Company offset by $0.2 million of reserve adjustments related to the exit from the PC manufacturing business (announced in the third quarter of 2012). The Company's Industrial Products segment recorded $0.1 million of personnel costs related to the closing and relocation of a small distribution center to its new, significantly larger distribution and call center.

OPERATING MARGIN

The slight improvement in Technology Products operating margin was due to moderate improvement in gross margin in both our North American and European Technology businesses, lower SG&A expenses in North America, offset by increased expenses in Europe due to temporary duplication of local functions and other redundancies until completion of the transition to the European shared services center.

Operating margin for our North American businesses (which is comprised of part of our Technology segment, and our entire Industrial Products segment and Corporate and Other segments) improved to an operating loss of $2.4 million compared to an operating loss of $5.7 million in 2013. This decline is primarily attributable to a reduction in special charges incurred of approximately $1.1 million, an improvement in gross profit, primarily attributable to the Industrial Products segment, of approximately $6.7 million and a reduction in selling, general and administrative expenses of approximately $0.7 million.  The overall loss in North America was driven by weakness in the Technology Products business. Within this business, the major drivers of the weakness were web, television and retail store sales declines, resulting from sales volume and selling price erosion in certain core product categories such as personal computers and televisions. The Company believes the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends, including consumer preferences for new generation tablets, which erode laptop and desktop PC sales, the market share for tablets held by a major manufacturer, which does not sell to the Company for U.S. markets, the consolidation of prior generations of separate devices and functions into a single integrated device (such as GPS and cameras being integrated with smart phones), the ongoing movement of traditional brick and mortar store sales to online/ecommerce vendors, and the increasing influence of a dominant company in the online/ecommerce market.

Operating margin for our European business was income of $1.1 million in 2014 compared to a loss of $3.0 million in 2013.  The operating income in 2014 was the result of increased sales revenue of $28.9 million, increased gross profit of $5.0 million, decreased restructuring costs of approximately $3.3 million offset by increased selling, general and administrative costs of approximately $4.0 million.  The expense increase for Europe includes approximately $1.2 million of salary and related costs due to additional sales personnel and additional headcount for the shared services center.

The decrease in Industrial Products operating margin was due to investing in our sales teams and operating infrastructure as we continue to expand into newer product categories.

The decrease in Corporate and other expenses primarily resulted from lower overhead expenses.

Consolidated operating margin was impacted by special charges, net of $2.4 million and $6.8 million, for the three months period ended March 31, 2014 and 2013, respectively.

INTEREST EXPENSE

The interest expense charges for 2014 and 2013 are attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.

INCOME TAXES

The higher income tax rate for 2014 as compared to 2013 rate is due to the mix of pre-tax income in various countries and states and due to certain countries incurring losses in the current year that could not be benefited due to full valuation allowances against those losses.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for the ramping up of the European shared service center's workforce, integrating SCC with our business following completion of the acquisition (see Note 8), reorganizing our European operations, including workforce reduction costs, implementing new inventory and warehousing functions in Europe, the new distribution and call center for our Industrial Products segment, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure (including upgrading and transitioning of SCC's technology infrastructure following completion of the acquisition), repaying outstanding debt, funding special dividends declared by our Board of Directors and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.   We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):
	March 31, 2014	December 31, 2013	$ Change
Cash	$159.7	$181.4	$(21.7)
Accounts receivable, net	$367.0	$333.3	$33.7
Inventories	$326.3	$321.8	$4.5
Prepaid expenses and other current assets	$16.4	$17.6	$(1.2)
Accounts payable	$441.9	$418.9	$23.0
Accrued expenses and other current liabilities	$81.6	$89.2	$(7.6)
Current portion of long term debt	$2.4	$2.5	$(0.1)
Working capital	$345.8	$345.8	$-

Our working capital remained the same but was impacted by decreasing cash balances, prepaid expenses and other current assets and increased accounts payable balances, offset by increased accounts receivable and inventory balances and the change in accrued expenses and other current liabilities balances as compared to 2013. Accounts receivable days outstanding were 34.6 in 2014 up from 32.6 in 2013.  This trend reflects the higher proportion of our sales coming from B2B channels, where most customers do business with us on an open account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards. Inventory turns were 9.3 in 2014 and 2013.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash used in operating activities was $19.9 million resulting from changes in our working capital accounts, which used $23.8 million in cash compared to $9.4 million used in 2013, primarily the result of the fluctuation in our accounts receivable, inventory, accounts payable, accrued expenses and other current liabilities balances.  Cash generated from net income (loss) adjusted by other non-cash items provided $3.9 million compared to $0.4 million used in 2013, primarily related to net loss from operations and depreciation expense as well as provision adjustments for returns and doubtful accounts.

Net cash used in investing activities totaled $1.7 million for expenditures for the European shared services center, computer and office equipment expenditures for the sales and administrative offices in the United Kingdom, expenditures for our inventory and warehousing functions in Europe, information and communications systems hardware and software, and office expansions related to our Industrial Products segment.  Net cash used in investing activities in 2013 totaled $3.0 million and were for furniture and fixtures, leasehold improvements and computer equipment expenditures for the new sales and administrative offices in the United Kingdom, expenditures for inventory and warehousing functions in Europe, information and communications systems hardware and software, and machinery and equipment used in the Industrial Products new distribution and call center.

Net cash used in financing activities during 2014 was $0.6 million used to repay capital lease obligations.  In 2013, we repaid approximately $0.7 million of capital lease obligations and proceeds and excess tax benefits from stock option exercises provided approximately $0.2 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term and expires in October 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability. As of March 31, 2014, eligible collateral under this agreement was $120.4 million, total availability was $114.9 million, total outstanding letters of credit were $5.5 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants under this facility as of March 31, 2014.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.   The proceeds from Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of March 31, 2014 there was approximately $3.7 million outstanding against this lease facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2014 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We anticipate cash needs to support our working capital requirements in our business, including working capital for the shared services center in Hungary, integrating SCC with our business following completion of the acquisition, reorganizing our European operations, including severance costs, implementing new inventory and warehouse functions in Europe, utilizing the new distribution and call center for our Industrial Products segment, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure (including upgrading and transitioning of SCC's technology infrastructure following completion of the acquisition), repaying outstanding debt, and funding special dividends declared by our Board of Directors and funding acquisitions.  We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

These expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  In 2014, we anticipate capital expenditures of approximately $14.0 million, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent.  As of March 31, 2014, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At March 31, 2014 cash balances held in foreign subsidiaries totaled approximately $82.3 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis.  The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company.  The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions.  The Company had in excess of $270 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2014, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2014 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of March 31, 2014, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2014.  Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the state of Pennsylvania has claimed that certain of the Company's consumer electronic e-commerce sales are subject to sales tax in Pennsylvania.  The Company intends to vigorously defend this matter and believes it has strong defenses.  The Company is also being audited by an entity representing 45 states seeking recovery of "unclaimed property".  The Company is complying with the audit and is providing requested information.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company's operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated.  At March 31, 2014 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2014 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

SYSTEMAX INC.

Date: May 6, 2014	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence Reinhold

Lawrence Reinhold
Executive Vice President and Chief Financial Officer