Form 10-Q
period 2014-09-30
SYSTEMAX INC
filed 2014-11-06
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant's Common Stock as of October 31, 2014 was 36,798,158.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Current assets:
Cash	$133.6	$181.4
Accounts receivable, net	340.1	333.3
Inventories	295.8	321.8
Prepaid expenses and other current assets	24.2	17.6
Deferred income taxes	2.2	2.3
Total current assets	795.9	856.4

Property, plant and equipment, net	54.0	59.4
Deferred income taxes	14.6	15.3
Goodwill and intangibles	7.7	6.1
Other assets	5.9	5.2
Total assets	$878.1	$942.4

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$370.7	$418.9
Accrued expenses and other current liabilities	94.3	89.2
Current portion of long-term debt	2.3	2.5
Total current liabilities	467.3	510.6

Long-term debt	1.2	2.9
Other liabilities	17.6	22.7
Total liabilities	486.1	536.2

Commitments and contingencies

Shareholders' equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	184.1	183.3
Treasury stock	(25.6)	(26.4)
Retained earnings	234.7	246.7
Accumulated other comprehensive income (loss)	(1.6)	2.2
Total shareholders' equity	392.0	406.2

Total liabilities and shareholders' equity	$878.1	$942.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$825.4	$791.8	$2,529.9	$2,478.1
Cost of sales	707.9	675.0	2,161.2	2,123.4
Gross profit	117.5	116.8	368.7	354.7
Selling, general & administrative expenses	118.5	114.8	368.0	357.5
Special charges, net	1.7	5.8	10.1	16.5
Operating income (loss)	(2.7)	(3.8)	(9.4)	(19.3)
Foreign currency exchange loss (gain)	3.5	(0.9)	4.9	(0.5)
Interest and other income, net	(0.1)	-	(0.1)	(0.3)
Interest expense	0.3	0.3	1.0	1.0
Income (loss) before income taxes	(6.4)	(3.2)	(15.2)	(19.5)
Provision for (benefit from) income taxes	(3.6)	8.4	(3.2)	4.5
Net income (loss)	$(2.8)	$(11.6)	$(12.0)	$(24.0)

Net income (loss) per common share:
Basic	$(0.08)	$(0.31)	$(0.32)	$(0.65)
Diluted	$(0.08)	$(0.31)	$(0.32)	$(0.65)

Weighted average common and common equivalent shares:
Basic	37.1	37.0	37.1	37.0
Diluted	37.1	37.0	37.1	37.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2.8)	$(11.6)	$(12.0)	$(24.0)
Other comprehensive income (loss):
Foreign currency translation	(6.4)	7.0	(3.8)	(1.0)
Total comprehensive income (loss)	$(9.2)	$(4.6)	$(15.8)	$(25.0)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(12.0)	(24.0)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11.6	14.5
Asset impairment	0.1	0.8
(Benefit) provision for deferred income taxes	(0.5)	1.2
Provision for doubtful accounts	5.6	2.5
Compensation expense related to equity compensation plans	1.3	2.4
Excess tax benefit from exercises of stock options	0.0	(0.1)
Loss on dispositions and abandonment	0.0	0.1
Changes in operating assets and liabilities:
Accounts receivable	(18.1)	9.0
Inventories	26.1	82.7
Prepaid expenses and other current assets	(4.4)	(6.0)
Accounts payable	(49.6)	(57.0)
Accrued expenses and other current liabilities	2.4	9.9
Net cash (used in) provided by operating activities	(37.5)	36.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.5)	(10.2)
Proceeds from disposals of property, plant and equipment	1.1	0.3
Purchase of SCC Services BV, net of cash acquired	(6.4)	0.0
Net cash used in investing activities	(10.8)	(9.9)

Cash flows from financing activities:
Repayments of capital lease obligations	(1.9)	(2.1)
Proceeds from issuance of common stock	0.3	0.1
Excess tax benefit from exercises of stock options	0.0	0.1
Net cash used in financing activities	(1.6)	(1.9)

Effects of exchange rates on cash	2.1	(1.6)

Net (decrease) increase in cash	(47.8)	22.6
Cash – beginning of period	181.4	150.7
Cash – end of period	$133.6	$173.3

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balances, January 1, 2014	36,729	$0.4	$183.3	$(26.4)	$246.7	$2.2	$406.2

Stock-based compensation expense			1.3				1.3
Issuance of restricted stock	35		(0.4)	0.4			-
Exercise of stock options	30		(0.1)	0.4			0.3
Change in cumulative translation adjustment						(3.8)	(3.8)
Net loss					(12.0)		(12.0)

Balances, September 30, 2014	36,794	$0.4	$184.1	$(25.6)	$234.7	$(1.6)	$392.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2014 and the results of operations for the three and nine month periods ended September 30, 2014 and 2013, statements of comprehensive income for the three and nine month periods ended September 30, 2014 and 2013, cash flows for the nine month periods ended September 30, 2014 and 2013 and changes in shareholders' equity for the nine month period ended September 30, 2014.  The December 31, 2013 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2013 and for the year then ended included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  The results for the nine month period ended September 30, 2014 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarter ended on September 27, 2014. The third quarters of both 2014 and 2013 included 13 weeks and the first nine months of both 2014 and 2013 included 39 weeks.

2.	Acquisition

On June 12, 2014, the Company acquired SCC Services B.V. ("SCC"), a supplier of business-to-business IT products and services with operations in the Netherlands.   The purchase price (after giving effect to the conversion of Euros to U.S. dollars) was approximately $7.3 million in cash (5.4 million Euro), $0.6 million (0.4 million Euro) of which was placed into an escrow account for one year to secure the sellers' indemnification obligations under the purchase agreement. A preliminary allocation of the purchase price was done as of the acquisition date. The Company acquired approximately $4.8 million in total assets, including approximately $0.9 million in cash, $12.3 million in receivables, $2.5 million in goodwill and other intangibles and $10.8 million in payables. The Company has determined that this is not a material acquisition for financial reporting purposes.  The accounts of SCC are included in the accompanying condensed consolidated balance sheet. The operating results of SCC are included in the accompanying condensed consolidated statements of operations from the date of acquisition.  SCC is included in the European operations of the Company's Technology Products reportable segment.

3.	Net Income (Loss) per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options.  The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.  In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. The weighted average number of stock options outstanding included in the computation of diluted earnings (loss) per share was zero shares for the three and nine month periods ended September 30, 2014 and 2013, respectively. The weighted average number of restricted stock awards included in the computation of diluted earnings (loss) per share was zero shares for the three and nine month periods ended September 30, 2014 and 2013, respectively.  The weighted average number of stock options excluded from the computation of diluted earnings (loss) per share was 0.8 million and 1.1 million shares for the three month periods ended September 30, 2014 and 2013, respectively, and 0.3 million and 1.2 million shares for the nine month periods ended September 30, 2014 and 2013, respectively, due to their antidilutive effect. The weighted average number of restricted awards outstanding excluded from the computation of diluted earnings (loss) per share was zero shares and a de minimis number of shares for the three month periods ended September 30, 2014 and 2013, respectively, and zero shares and 0.1 million for the nine month periods ended September 30, 2014 and 2013, respectively, due to their antidilutive effect.

4.	Credit Facilities and Long Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a five year term and expires on October 27, 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The applicable margin varies based on borrowing base availability.  As of September 30, 2014, eligible collateral under the agreement was $121.9 million, total availability was $114.5 million, total outstanding letters of credit were $7.4 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants under this facility as of September 30, 2014.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of September 30, 2014, there was approximately $2.8 million outstanding against this financing facility.

5.	Special Charges, net

The Company's Technology Products segment incurred special charges of approximately $1.6 million in the third quarter of 2014.  These charges, estimates of which were previously disclosed, included approximately $1.8 million in workforce reductions related to the restructuring of our European operations, $0.1 million in continued recruitment costs to staff the European shared services center, $0.1 million of additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees and $0.4 million benefit related to favorable outcomes in the negotiation of a buyout of two retail store leases that were exited in 2013 prior to lease expiration (Other Exit Costs).  For the nine months period ended September 30, 2014, the Company's Technology Products segment incurred $10.0 million in special charges. These charges, estimates of which were previously disclosed, included approximately $8.3 million in estimated workforce reductions related to the restructuring of our European operations, $0.5 million in continued recruitment costs to staff the European shared services center, $0.1 million for changes in the estimate of lease valuation accruals and the buyout of the two retail store leases mentioned above (Other Exit Costs), $0.2 million in other costs related to the retail stores that were closed in 2013, $0.2 million in charges related to the final sale of the facility which had been used in connection with our previously exited PC manufacturing business and $0.7 million of additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees.

The balance of the workforce reductions and retail store closing liabilities are included in the Condensed Consolidated Balance Sheet within accrued expenses and other current liabilities and other liabilities.

The following table details the associated liabilities related to the Technology Products segments special charges (in millions):

	Workforce reductions and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2014	$7.0	$5.1	$12.1
Charged to expense	8.3	0.1	8.4
Paid or otherwise settled	(10.7)	(1.4)	(12.1)
Balance September 30, 2014	$4.6	$3.8	$8.4

Corporate and other segment incurred $0.1 million of special charges related to severance costs in the quarter and nine months period ended September 30, 2014.

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

Our Industrial Products segment sells a wide array of industrial products and supplies categorized as Maintenance, Repairs and Operations ("MRO") which are marketed in North America and Mexico.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.

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

Financial information relating to the Company's operations by reportable segment was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
Technology Products	$681.2	$665.0	$2,111.6	$2,124.3
Industrial Products	142.7	125.7	413.9	349.9
Corporate and Other	1.5	1.1	4.4	3.9
Consolidated	$825.4	$791.8	$2,529.9	$2,478.1

Operating income (loss):
Technology Products	$(9.7)	$(9.9)	$(29.5)	$(33.2)
Industrial Products	10.6	10.8	32.7	30.4
Corporate and Other	(3.6)	(4.7)	(12.6)	(16.5)
Consolidated	$(2.7)	$(3.8)	$(9.4)	$(19.3)

Financial information relating to the Company's operations by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
United States	$500.3	$491.0	$1,510.0	$1,528.1
United Kingdom	114.1	114.3	371.8	352.0
France	82.9	73.3	274.4	235.3
Other Europe	82.2	65.1	233.1	213.6
Other North America	45.9	48.1	140.6	149.1
Consolidated	$825.4	$791.8	$2,529.9	$2,478.1

Net sales are attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At September 30, 2014 and 2013, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company's debt is considered to be representative of its fair value because of its variable interest rate.

The fair value of goodwill, non-amortizing intangibles and long lived assets is measured in connection with the Company's annual impairment testing. The Company performs a qualitative assessment of goodwill and non-amortizing intangibles to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment shows that the fair value of the reporting unit exceeds its carrying amount, the company is not required to complete the annual two step goodwill impairment test.  If a quantitative analysis is required to be performed for goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model.  A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, same store sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense and are classified in accordance with ASC 820, "Fair Value Measurements and Disclosures", within Level 3 of the valuation hierarchy. Long lived assets are assets used in the Company's operations and include leasehold improvements, warehouse and retail store fixtures and similar property used to generate sales and cash flows.  Long lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured. If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.  During the fourth quarter of 2014, the Company will continue to assess its goodwill, non-amortizing intangibles and long lived assets, including those assets related to the Company's North American Technology Products operations, for which recurring losses have been incurred in recent years, for impairment.

8.	Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the State of Pennsylvania and New York have claimed that certain of the Company's consumer electronics e-commerce sales are subject to sales tax in those states.  The Company intends to vigorously defend these matters and believes it has strong defenses.  The Company is also being audited by an entity representing 45 states seeking recovery of "unclaimed property".  The Company is complying with the audit and is providing requested information.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company's operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2014 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2014 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for reorganizing our European operations, including timely ongoing transition of functions to and integration of our new shared services center in Hungary (which to date have experienced delays and transition challenges which we are expeditiously seeking to resolve),  ongoing  transitioning of certain sales, procurement and other management information systems functions from our existing information technology platforms to a new platform specifically developed for our needs (which to date have experienced delays and transition challenges which we are expeditiously seeking to resolve), plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward looking statements.

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

In the discussion of our results of operations we refer to business to business channel sales, consumer channel sales and period to period constant currency comparisons.  In the North American Technology Products business, we consider business to business ("B2B") channel sales to be sales made direct to other businesses and government/public sector entities through managed business relationships, outbound call centers and extranets. Sales in the Industrial Products segment, European Technology Products and Corporate and other are considered to be B2B sales.  Consumer ("B2C") channel sales are sales from retail stores, consumer websites, inbound call centers and television shopping channels.  Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

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

Technology Products

Our Technology Products segment primarily sells ICT and CE products.  These products are marketed in North America, Puerto Rico and Europe.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.  For the three month periods ended September 30, 2014 and 2013, Technology products accounted for 83% and 84% of our net sales, respectively, and for the nine month periods ended September 30, 2014 and 2013, Technology products accounted for 83% and 86% of our net sales, respectively.

The Company opened a shared services center in Budapest, Hungary in 2013 to facilitate the continued growth of its European Technology Products business. This new facility provides administrative and back office services for the existing European business, will help drive operational efficiencies and better serve the Company's pan-European operating strategy, and will serve as the sales location for future business in Eastern Europe. As an incentive to locate in Hungary, the Hungarian Investment and Trade Agency ("HITA") agreed to reimburse the Company for approximately 8% of payroll costs, up to a maximum of approximately $3.1 million, for the first 505 employees hired at the shared service center. The reimbursement is limited to the first twenty four months of employment for employees hired by December 2015 with all such reimbursements being completed by December 2017.  In return for this incentive, the Company has committed to maintaining certain employment levels through 2020.  Failure by the Company to maintain these employment levels will result in repayment of related reimbursements with interest. The Company recognized in selling, general and administrative expenses in the Technology Products segment approximately $0.6 million in payroll reimbursements related to this agreement in the nine month period ended September 30, 2014.  Exit, severance and recruitment costs to implement the facility, together with other cost reduction initiatives in Europe, aggregated to $1.9 million and $0.3 million in the third quarter of 2014 and 2013, respectively, and $8.8 million and $6.4 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Industrial Products

Our Industrial Products segment sells a wide array of MRO products which are marketed in North and Central America.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™.  Industrial products accounted for 17% and 16% of our net sales for the three month periods ended September 30, 2014 and 2013, respectively, and 16% and 14% of our net sales for the nine month periods ended September 30, 2014 and 2013, respectively.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity".  This ASU provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply this new guidance, as applicable.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 compared to the Three and Nine Months Ended September 30, 2013

Key Performance Indicators (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2014	2013	Change	2014	2013	Change
Net sales by segment:
Technology Products	$681.2	$665.0	2.4%	$2,111.6	$2,124.3	(0.6)%
Industrial Products	142.7	125.7	13.5%	413.9	349.9	18.3%
Corporate and other	1.5	1.1	36.4%	4.4	3.9	12.8%
Consolidated net sales	$825.4	$791.8	4.2%	$2,529.9	$2,478.1	2.1%
Net sales by channel:
Technology Products – EMEA	$279.2	$252.7	10.5%	$879.3	$800.9	9.8%
Technology Products – NA (B2B)	200.8	192.1	4.5%	601.7	579.3	3.9%
Industrial Products	142.7	125.7	13.5%	413.9	349.9	18.3%
Corporate and other	1.5	1.1	36.4%	4.4	3.9	12.8%
Total B2B	$624.2	$571.6	9.2%	$1,899.3	$1,734.0	9.5%
Technology Products – NA (Consumer)	201.2	220.2	(8.6)%	630.6	744.1	(15.3)%
Consolidated net sales	$825.4	$791.8	4.2%	$2,529.9	$2,478.1	2.1%
Consolidated gross margin	14.2%	14.8%	(0.6)%	14.6%	14.3%	0.3%
Consolidated SG&A expenses*	$120.2	$120.6	(0.3)%	$378.1	$374.0	1.1%
Consolidated SG&A expenses as a % of net sales*	14.6%	15.2%	(0.6)%	14.9%	15.1%	(0.2)%
Operating income (loss) by segment:*
Technology Products	$(9.7)	$(9.9)	(2.0)%	$(29.5)	$(33.2)	(11.1)%
Industrial Products	10.6	10.8	(1.9)%	32.7	30.4	7.6%
Corporate and other	(3.6)	(4.7)	(23.4)%	(12.6)	(16.5)	(23.6)%
Consolidated operating income (loss)	$(2.7)	$(3.8)	(28.9)%	$(9.4)	$(19.3)	(51.3)%
Operating margin by segment as a % of net sales*
Technology Products	(1.4)%	(1.5)%	0.1%	(1.4)%	(1.6)%	0.2%
Industrial Products	7.4%	8.6%	(1.2)%	7.9%	8.7%	(0.8)%
Consolidated operating margin	(0.3)%	(0.5)%	0.2%	(0.4)%	(0.8)%	0.4%
*includes special charges, net.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

NET SALES

SEGMENTS

The Technology Products segment, which includes our European and North American technology operations, showed sales improvement during the quarter, benefiting from the June 2014 SCC Services BV acquisition, improved B2B sales from both European and North American markets and favorable movements in exchange rates. However, sales in our technology segment in the aggregate, declined for the nine month period ended September 30, 2014 primarily as a result of continued softness in North American consumer channels, principally internet and retail sales.  The Company believes the major drivers of the decline in North American consumer channel net sales is attributable to sales volume and selling price erosion in certain core product categories such as personal computers and televisions. The Company believes the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends, including consumer preferences for new generation tablets, which erode laptop and desktop PC sales, the market share for tablets held by a major manufacturer, which does not sell to the Company for U.S. markets, the consolidation of prior generations of separate devices and functions into a single integrated device (such as GPS and cameras being integrated with smart phones), the ongoing movement of traditional brick and mortar store sales to online/ecommerce vendors, and the increasing influence of a dominant company in the online/ecommerce marketplace. The Company expects these trends to continue for the foreseeable future and continues to implement actions in response to these and other market forces.  On a constant currency basis, Technology Products net sales increased 1.4% and decreased 2.2%, respectively, for the three and nine month periods ended September 30, 2014.  On a constant currency basis and excluding the SCC acquisition, Technology Products net sales decreased 2.2% and decreased 3.5%, respectively, for the three and nine month periods ended September 30, 2014.

The Industrial Products net sales increase is attributable to expanding our product assortment in new and core product categories, the continued expansion of our private label and brand name selections as well as investment in hiring sales personnel and subject matter experts, who bring significant technical knowledge in specific categories, thus enhancing our sales efforts with information important to our customers.  On a constant currency basis, Industrial Products net sales increased 13.7% and 18.6%, respectively, for the three and nine month periods ended September 30, 2014.

 CHANNELS

Business to business sales:

The Company experienced growth in worldwide B2B channel sales for the quarter as well as nine months period ended September 30, 2014.

The European Technology Products sales increase is attributable to continued sales growth in France, incremental sales from SCC, acquired in June 2014, and favorable currency movements in the three and nine month periods ended September 30, 2014. On a constant currency basis, European Technology Products sales grew 7.0% and 4.6%, respectively, for the three and nine month periods ended September 30, 2014.  On a constant currency basis and excluding the impact of the SCC acquisition, European Technology Products sales declined 2.6% and grew 1.0%, respectively, for the three and nine month periods ended September 30, 2014.

The North American Technology Products B2B sales increase is attributable to an increase in the sale of computer components, commercial desktops and commercial laptops during the quarter and for the nine months period ended September 30, 2014.  On a constant currency basis, North American Technology Products business to business sales grew 4.7% and 4.5%, respectively, for the three and nine month periods ended September 30, 2014.

The Industrial Products net sales increase is attributable to broad based growth across both new and core product categories and the continued expansion of our private label and brand name selections and the hiring of additional sales personnel and subject matter experts.  On a constant currency basis, Industrial Products net sales increased 13.7% and 18.6%, respectively, for the three and nine month periods ended September 30, 2014.

Consumer sales:

The North American Technology Products consumer sales decline resulted from the closing of retail stores in 2013 that contributed approximately $6.1 million and $29.9 million in sales for three months and nine month periods ended September 30, 2013, respectively, and from continued softness in television shopping, internet and retail sales.  Consumer channel sales declines were primarily the result of declines in sales of personal computers and televisions driven by both volume and selling price erosion.  On a constant currency basis, North American Technology Products consumer sales declined 8.0% and 14.6%, respectively, for the three and nine month periods ended September 30, 2014.

GROSS MARGIN

The consolidated gross margin decline in the quarter is primarily due to reduced selling margins in Europe, particularly in the United Kingdom and Germany.  The consolidated gross margin increase for the nine month period ended September 30, 2014 is primarily due to the Industrial Products segment sales contributing a larger percentage to gross profit dollars as compared to 2013.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), EXCLUDING SPECIAL CHARGES

SG&A expense increases for the three and nine month periods ended September 30, 2014 are primarily attributable to our Industrial and European Technology Products B2B business, partially offset by expense decreases in North America Technology Products.    Significant expense increases related to the Industrial Products segment for the three and nine months periods ended September 30, 2014 include increased salary and related costs of approximately $1.9 million and $5.4 million, respectively, and increased internet advertising spending of approximately $1.9 million and $5.2 million, respectively. The Industrial Products segment is expected to increase its advertising spend, in particular internet advertising, as it continues to expand its online product offerings.  In Europe, the Technology Products segment also had increased SG&A expenses due primarily to a temporary overlap in costs as we continue to transition functions from individual country operations to our European shared services center. The significant expense increase for the three and nine month periods ended September 30, 2014 for Europe includes approximately $2.4 million and $5.2 million, respectively, of increased salary and related costs of additional sales personnel and additional headcount for the shared services center, partially offset by $0.6 million in reimbursements for shared service center salaries under the incentive agreement with the Hungarian business development agencies, recorded in the second quarter of 2014. Additionally, in Europe, for the nine months ended September 30, 2014 we had less vendor supported advertising revenue of approximately $2.3 million, increased computer and telephone maintenance of approximately $0.6 million and insurance, rent and related expense increases of approximately $0.6 million, offset by reduced internet advertising spend of approximately $1.6 million.  The Technology Products segment in North America had reduced SG&A expenses due to the closing of underperforming retail stores in the second quarter of 2013 and $2.3 million from the favorable resolution of a contractual dispute recorded in the third quarter of 2014.  Significant expense decreases for the three and nine month periods ended September 30, 2014 for North America Technology Products include reduced salary and related costs of approximately $0.7 million and $7.0 million, reduced rent and related costs of approximately $0.4 million and $2.1 million, respectively, and $2.3 million from the favorable resolution of a contractual dispute recorded in the third quarter of 2014.

SPECIAL CHARGES, NET

The Company's Technology Products segment incurred special charges of approximately $1.6 million in the third quarter of 2014.  These charges, estimates of which were previously disclosed, included approximately $1.8 million in workforce reductions related to the restructuring of  our European operations, $0.1 million in continued recruitment costs to staff the European shared services center, $0.1 million of additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees and $0.4 million benefit related to favorable outcomes in the negotiation of a buyout of two retail store leases that were exited in 2013 prior to lease expiration (other exit costs).  For the nine months period ended September 30, 2014, the Company's Technology Products segment incurred $10.0 million in special charges. These charges, estimates of which were previously disclosed, included approximately $8.3 million in workforce reductions related to the restructuring of our European operations, $0.5 million in continued recruitment costs to staff the European shared services center, $0.1 million for changes in the estimate of lease valuation accruals and favorable outcomes of a buyout of two retail store leases that were exited in 2013 prior to lease expiration (other exit costs), $0.2 million in other costs related to the retail stores that were closed in 2013, $0.2 million in charges related to the final sale of the facility which had been used in connection with our previously exited PC manufacturing business and $0.7 million of additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees. The Company expects to incur additional charges of approximately $7 to $8 million and expend additional cash of approximately $12 to $13 million, including the costs accrued at September 30, 2014 of $4.6 million, in the future to restructure certain small market operations in Europe and to complete the implementation of the European shared services center.  Expected impacts on future costs, when the shared service center is fully implemented, are expected to be a reduction in our annual cost structure in the $9 to $11 million range, pre-tax.

The Corporate and other segment incurred $0.1 million of special charges related to severance costs in the quarter and nine months period ended September 30, 2014.

The Company's Technology Products segment incurred special charges in the third quarter of 2013 of approximately $3.8 million for previously disclosed estimated lease termination costs and $1.5 million for fixed asset write offs related to the closing of underperforming retail stores, approximately $0.2 million in workforce reduction costs, approximately $0.2 million of additional legal and professional fees related to the previously disclosed investigation and settlement with a former officer and director and approximately $0.1 million in  recruitment  costs to staff the European shared services center.

For the nine month period ended September 30, 2013, the Technology Products segment incurred approximately $16.5 million of special charges. These charges, estimates of which were previously disclosed, included approximately $4.8 million for lease termination costs and $2.0 million for fixed asset write offs related to the closing of underperforming retail stores, approximately $4.5 million of workforce reductions and other exit costs related to the shared services center implementation, $2.2 million of workforce reduction charges for senior management changes, $1.9 million of startup costs related to the European shared services center, $0.6 million from reserve adjustments related to the facility closing and exit from the PC manufacturing business and approximately $0.5 million of additional legal and professional fees related to the previously disclosed investigation and settlement with a former officer and director.  For the nine months ended September 30, 2013, the Company's Industrial Products segment incurred minimal reserve adjustments related to the closing and relocation of a small distribution center to a new, significantly larger distribution and call center.

OPERATING MARGIN

Technology Products operating margin declined for the quarter due to lower selling margins in Europe, particularly the United Kingdom and Germany, and increased expenses in Europe resulting from a temporary duplication of local functions and other redundancies until completion of the transition to the European shared services center, partially offset by lower SG&A expenses and special charges in North America.

Operating margin for the three month period ended September 30, 2014 in our North American businesses (which is comprised of part of our Technology segment, the Industrial Products segment and Corporate and other segments) improved to operating income of $5.7 million compared to an operating loss of $3.9 million in the third quarter of 2013. This improvement is primarily attributable to increased sales and gross profit from our Industrial Products segment of approximately $17.0 million and $4.2 million, respectively.  The improvement related to our Technology Products segment is primarily attributable to the reduction in special charges of approximately $5.8 million and a reduction in selling, general and administrative expenses of approximately $4.5 million, which includes $2.3 million from favorable resolution of a contractual dispute. The continued weakness in the North America Technology business was related to web, television and retail store sales declines, resulting from sales volume and selling price erosion in certain core product categories such as personal computers and televisions. The Company believes the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends, including consumer preferences for new generation tablets, which erode laptop and desktop PC sales, the market share for tablets held by a major manufacturer, which does not sell to the Company for U.S. markets, the consolidation of prior generations of separate devices and functions into a single integrated device (such as GPS and cameras being integrated with smart phones), the ongoing movement of traditional brick and mortar store sales to online/ecommerce vendors, and the increasing influence of a dominant company in the online/ecommerce market.  The Company expects these trends to continue for the foreseeable future and continues to implement actions in response to these and other market forces.

Operating margin for the nine month period ended September 30, 2014 in our North American businesses (which is comprised of part of our Technology segment, and our Industrial Products segment and Corporate and other segments) improved to operating income of $6.2 million compared to an operating loss of $11.8 million in 2013. This improvement is primarily attributable to increased sales and gross profit from our Industrial Products segment of approximately $64.0 million and $16.5 million, respectively.  The improvement related to our Technology Products segment is primarily attributable to the reduction in special charges of approximately $9.0 million and a reduction in selling, general and administrative expenses of approximately $11.5 million, which includes $2.3 million from favorable resolution of a contractual dispute.

Operating margin for the three month period ended September 30, 2014 for our European Technology Products segment was a loss of $7.8 million in 2014 compared to operating profit of $0.4 million in 2013.  The increased net sales of $26.5 million for the quarter were more than offset by reduced gross profit of $1.9 million due to reduced selling margins in Europe, $4.7 million of increased selling, general and administrative expenses and increased special charges of $1.7 million related to the ongoing transition to a pan European operating model.

Operating margin for the nine month period ended September 30, 2014 for our European Technology Products segment was a loss of $14.1 million in 2014 compared to a loss of $6.5 million in 2013.  The increased net sales of $78.4 million for the nine months generated increased gross profit of $6.9 million, but were offset by $11.9 million of increased selling, general and administrative expenses and increased special charges of $2.6 million related to the ongoing transition to a pan European operating model. The decrease in Industrial Products operating margin for the three and nine month periods ended September 30, 2014 was due to continued investments to support our growth, including investing in our sales teams, and enhancements to our operating infrastructure and technology.

Operating margin for the three and nine month periods ended September 30, 2014 was a loss of $0.6 million and $1.5 million, respectively, for our corporate IT services which is included in the Corporate and other segment.  For the quarter and nine months ended September 30, 2013, operating margin was a loss of $0.3 million and $1.0 million, respectively.

The decrease in Corporate and other expenses primarily resulted from lower overhead expenses for the three and nine month periods ended September 30, 2014.

Consolidated operating margin was impacted by special charges, net of $1.7 million and $5.8 million for the three month periods ended September 30, 2014 and 2013, respectively and $10.1 million and $16.5 million for the nine month periods ended September 30, 2014 and 2013, respectively.

INTEREST EXPENSE

The interest expense charges for 2014 and 2013 were flat and are attributable to balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.

INCOME TAXES

The Company's tax benefit for the third quarter of 2014 was $3.6 million compared to $8.4 million tax expense in 2013. The tax benefit for the nine months ended September 30, 2014 was $3.2 million compared to $4.5 million tax expense in 2013.  The tax benefit for the third quarter and nine months ended September 30, 2014 is driven by a mix of pretax loss countries for which no benefit is recognized in the current year due to full valuation allowances against those losses.  Tax expense in 2013 is driven by tax expense in the Company's foreign subsidiaries partially offset by the tax benefit of projected pretax losses in the United States. Additionally, the Company has approximately $8.7 million in pretax losses for which no benefit is recognized as the result of those losses being in jurisdictions where deferred tax assets, including net operating losses, are subject to a full valuation allowance.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for the ramping up of the European shared service center's workforce, integrating SCC with our business (see Note 2), reorganizing our European operations including funding cash requirements of certain European businesses, European workforce reduction and transition costs, implementing new inventory and warehousing functions in Europe, implementing a third party warehouse in Canada for our Industrial Products segment, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure (including upgrading and transitioning of SCC's technology infrastructure), repaying outstanding debt and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.   We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):
	September 30, 2014	December 31, 2013	$ Change
Cash	$133.6	$181.4	$(47.8)
Accounts receivable, net	$340.1	$333.3	$6.8
Inventories	$295.8	$321.8	$(26.0)
Prepaid expenses and other current assets	$24.2	$17.6	$6.6
Accounts payable	$370.7	$418.9	$(48.2)
Accrued expenses and other current liabilities	$94.3	$89.2	$5.1
Current portion of long term debt	$2.3	$2.5	$(0.2)
Working capital	$328.6	$345.8	$(17.2)

Our working capital decreased due to cash used for the SCC acquisition and net loss incurred for the nine months period ended September 30, 2014.  Accounts receivable days outstanding were 37.3 in 2014 up from 31.0 in 2013.  This trend reflects slower receivables collection in EU/UK as we transition collections to the Hungarian shared services center and a higher proportion of our sales coming from B2B channels, where most customers do business with us on an open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards. Inventory turns were 9.1 in 2014 and 9.3 in 2013.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash used in operating activities was $37.5 million resulting from changes in our working capital accounts, which used $43.6 million in cash compared to $38.6 million provided in 2013, primarily the result of the fluctuation in our inventory, accounts receivable, accounts payable and accrued expenses and other current liabilities balances.  Cash generated from net income (loss) adjusted by other non-cash items provided $6.1 million  compared to $2.6 million used by these items in 2013, primarily related to the improvement of net loss from operations, the result of the fluctuation in our provision adjustments for doubtful accounts offset by depreciation, amortization and provision adjustments for deferred income tax balances.

Net cash used in investing activities totaled $10.8 million of which $6.4 million was used for the SCC Services B.V. acquisition, which is net of cash acquired of $0.9 million (see Note 2).  Other investing activities include office expansions related to  our Industrial Products segment, expenditures for the European shared services center, computer and office equipment expenditures for the sales and administrative offices in the United Kingdom, expenditures for our inventory and warehousing functions in Europe, information and communications systems hardware and software.  Net cash used in investing activities in 2013 totaled $9.9 million and were for furniture and fixtures, leasehold improvements and computer equipment expenditures for the new sales and administrative office in the United Kingdom, expenditures for inventory and warehousing functions in Europe, information and communications systems hardware and software, and machinery and equipment used in the Industrial Products new distribution and call center.

Net cash used in financing activities during 2014 was $1.6 million.  We repaid approximately $1.9 million of capital lease obligations and net proceeds from stock option exercises provided $0.3 million. In 2013, we repaid approximately $2.1 million of capital lease obligations and proceeds and excess tax benefits from stock option exercises provided approximately $0.2 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term and expires in October 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability. As of September 30, 2014, eligible collateral under this agreement was $121.9 million, total availability was $114.5 million, total outstanding letters of credit were $7.4 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of September 30, 2014.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the "Authority").  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.   The proceeds from Bond were used to finance capital equipment purchased for the Company's distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company's subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of September 30, 2014 there was approximately $2.8 million outstanding against this lease facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at September 30, 2014 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

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

We anticipate cash needs to support our working capital requirements in our business, including upgrading and transitioning of SCC's technology infrastructure, working capital for the expansion of the European shared services center's support functions, reorganizing our European operations, including workforce reductions and transition costs, implementing new inventory and warehouse functions in Europe, closing of several retail stores, implementing a third party warehouse for our Industrial Products segment, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

These expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  For the remainder of 2014, we anticipate capital expenditures of approximately $3.0 million, though at this time we are not contractually committed to incur these expenditures.   Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent.  As of September 30, 2014, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At September 30, 2014 cash balances held in foreign subsidiaries totaled approximately $51.5 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis.  The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company.  The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions.  The Company had in excess of $248 million of liquidity (cash and undrawn line of credit) in the U.S. as of September 30, 2014, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2014 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of September 30, 2014, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2014.  Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells. The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities. These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the State of Pennsylvania and New York have claimed that certain of the Company's consumer electronics e-commerce sales are subject to sales tax in those states. The Company intends to vigorously defend these matters and believes it has strong defenses.  The Company is also being audited by an entity representing 45 states seeking recovery of "unclaimed property".  The Company is complying with the audit and is providing requested information.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company's operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated.  At September 30, 2014 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2014 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

SYSTEMAX INC.

Date: November 6, 2014	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence Reinhold

Lawrence Reinhold
Executive Vice President and Chief Financial Officer