Form 10-K
period 2014-12-31
SYSTEMAX INC
filed 2015-03-13
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $155,581,532. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 4, 2015 was 36,813,158 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company” or “we”) include its subsidiaries.

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our exit from the managing of retail stores and the focusing of our North American Technology Group operations on B2B customers, financing needs, compliance with financial covenants in loan agreements, the timely implementation of technology systems discussed below, plans for reorganizing our European operations, including timely integration of our new shared services center in Hungary, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, including our recent acquisitions of SCC/Misco Solutions in the Netherlands and of Plant Equipment Group in the US, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

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

•	our ability to timely and efficiently exit the retail store consumer electronics business and to invest in and expand our North American Technology Products B2B electronics business
•	our ability to timely and efficiently integrate acquired businesses, such as our recent acquisitions of SCC/Misco Solutions in the Netherlands and of Plant Equipment Group in the US
•
the Company’s management information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays, particularly as we continue to transition certain functions from our existing platforms to a new platform specifically developed for our needs, have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us

•
general economic conditions, such as decreased consumer confidence and spending and reductions in manufacturing capacity have contributed to our recent failure to achieve our historical sales growth rates and profit levels and could continue to impact our business

•
technological change, such as the integration of formerly separate products (for instance, cameras and GPS devices into cellular phones) and the effect of increased tablet sales on sales of PCs and laptop computers, have had and can continue to have a material effect on our product mix and results of operations

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

•	managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors
•	meeting credit card industry compliance standards in order to maintain our ability to accept credit cards
•	significant changes in the computer products retail industry, especially relating to the distribution and sale of such products
•	timely availability of existing and new products
•	risks associated with delivery of merchandise to customers by utilizing common delivery services
•	borrowing costs or availability, including our ability to renew credit facilities
•	pending or threatened litigation and investigations
•	the availability of key personnel
•	the continuation of key vendor relationships
•	the ability to maintain satisfactory credit arrangements

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

General

Recent developments

On March 10, 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on its business to business (“B2B”) operations. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales.  The Company has engaged outside firms to assist with the retail store liquidation, as well as the workforce reduction, and anticipates that all of these actions will be completed by the end of the second quarter of 2015.  The Company anticipates that one time exit charges will aggregate between $50 and $55 million (including approximately $4 million of severance expenses, and $39 million in lease exit costs) substantially all of which will require cash expenditures.  The Company expects these costs to be paid out beginning in the first quarter of 2015 through the end of 2017. After completion of these actions the Company will see a significant decline in retail revenues, however the Company expects to realize improved profitability of between $18 and $22 million.

On January 30, 2015, the Company announced that its Industrial Products Group had completed its previously announced acquisition of the Plant Equipment Group, a business-to-business direct marketer of maintenance, repair and operations (“MRO”) products, from TAKKT America for $25.9 million in cash; post-closing working capital adjustments were de minimus. Integration of this acquired business is in process and proceeding timely and efficiently. This acquisition expands the Company’s regional footprint and its market share.

On June 12, 2014, the Company acquired SCC Services B.V. (“SCC”) (renamed Misco Solutions B.V.), a supplier of business-to-business IT products and services with operations in the Netherlands.  The purchase price (after giving effect to the conversion of Euros to U.S. dollars) was approximately $7.3 million in cash (5.4 million Euro), $0.6 million (0.4 million Euro) of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement. Integration of this acquired business is in process and proceeding timely and efficiently.  This acquisition expands the Company’s business in the Netherlands.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in two reportable business segments — Technology Products and Industrial Products.

The Technology Products segment sells products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”).  These products include computers, computer supplies and consumer electronics which are marketed in North America, Puerto Rico and Europe. Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured to our own design and marketed on a private label basis. Technology Products accounted for 84%, 86% and 89% of our net sales in 2014, 2013 and 2012, respectively.

Our Industrial Products segment sells a wide array of industrial products and supplies categorized as Maintenance, Repair and Operations (“MRO”) which are marketed in North America and Mexico. Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured to our own design and marketed on a private label basis. Industrial products accounted for 16%, 14%, and 11% of our net sales in 2014, 2013 and 2012, respectively.

See Note 12 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

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

To reach our B2C customers, we use online methods such as website campaigns, banner ads and e-mail campaigns. We are able to monitor and evaluate the results of our various advertising campaigns to enable us to execute them in the most cost-effective manner. We combine our use of e-commerce initiatives with catalog mailings, which generate online orders and calls to inbound sales representatives.  These sales representatives use our information and distribution systems to fulfill orders and explore additional customer product needs.  Sales to individual consumers are generally fulfilled from our own stock, requiring us to carry more inventory than we would for our business customers.  As discussed above, we will be exiting the B2C retail store market during the first half of 2015.  We also periodically take advantage of attractive product pricing by making opportunistic bulk inventory purchases with the objective of turning them quickly into sales.

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

E-commerce

The worldwide growth in active internet users has made e-commerce a significant opportunity for sales growth.

The increase in our internet-related sales enables us to leverage our advertising spending. We currently operate multiple e-commerce sites, including:

North America	Europe

http://biz.tigerdirect.com	www.misco.co.uk
www.tigerdirect.com	www.misco.de
www.tigerdirect.ca	www.misco.fr
www.tigerdirect.pr	www.misco.nl
www.infotelusa.com	www.misco.it
www.globalcomputer.com	www.misco.es
www.globalgoved.com	www.misco.se
www.globalindustrial.com	www.misco.at
www.globalindustrial.ca	www.misco.ch
www.globalindustrial.mx	www.misco.be
www.nexelwire.com	www.misco.ie
www.inmac-wstore.com
www.miscosolutions.nl

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

Catalogs

We currently produce a total of 9 full-line or direct mail publications in North America and Europe under distinct titles.  Our portfolio of catalogs includes such established brand names as TigerDirect.com™, Misco®, Global Industrial™, Nexel™ and Inmac WStore®.  We mail catalogs to both businesses and individual consumers.  In the case of business mailings, we mail our catalogs to many individuals at a single business location, providing us with multiple points-of-contact.  Our in-house staff designs all of our catalogs, which reduces overall catalog expense and shortens catalog production time.  Our catalogs are printed by third parties under fixed pricing arrangements.  The commonality of certain core pages of our catalogs also allows for economies of scale in catalog production.

Continuing our focus on internet advertising, the distribution of our catalogs decreased to 10.4 million in 2014, which was 28.8% less than in the prior year.  In 2014, we mailed approximately 7.1 million catalogs in North America, a 24.5% decrease from last year and approximately 3.3 million catalogs in Europe, or 36.5% fewer than mailed in 2013.

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

Suppliers

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. In 2014, two vendors accounted for 10% or more of our purchases – one vendor was 12.6%, the other vendor was 11.6%.  In 2013, one vendor accounted for 13.9% of our purchases and in 2012, no vendor accounted for 10% or more of our purchases. The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

Most private label products are manufactured by third parties to our specifications.

Competition and Other Market Factors

Technology Products

The North American and European technology product markets are highly competitive, with many U.S., European and Asian companies vying for market share.  There are few barriers to entry, with these products being sold through multiple channels of distribution, including direct marketers, computer resellers, mass merchants, over the Internet local and national retail computer stores, and by computer and office supply superstores.

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

In March 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on its business to business (“B2B”) operations. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales. See Recent Developments.

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

Employees

As of December 31, 2014, we employed a total of approximately 5,300 employees, of whom 3,500 were in North America and 1,800 were in Europe and Asia. Approximately 1,500 employees will be impacted by the reduction in force in connection with our exit from the retail store consumer electronics business.  See Recent Developments.

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

In March 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on its B2B operations as well as transitioning retail customers to online consumer sales. This exit plan includes the closing of substantially all of its retail stores and consumer operations. As a result the Company will see a substantial decline in retail revenues; however the Company expects that its sales will be less seasonal in nature in the future.

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

Financial Information About Foreign and Domestic Operations

We currently sell our products in North America (the United States, Puerto Rico and Canada) and Europe.  Approximately 40.1%, 38.8%, and 37.8% of our net sales during 2014, 2013 and 2012, respectively were made by subsidiaries located outside of the United States.  For information pertaining to our international operations, see Note 12, “Segment and Related Information,” to the Consolidated Financial Statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations, excluding discontinued operations, in those two geographic markets (in millions):

	North America	Europe and Asia	Total
2014
Net sales	$2,252.9	$1,189.9	$3,442.8
Operating (loss)	$(2.8)	$(23.1)	$(25.9)
Identifiable assets	$580.0	$314.9	$894.9

2013
Net sales	$2,256.9	$1,095.4	$3,352.3
Operating (loss)	$(14.9)	$(5.7)	$(20.6)
Identifiable assets	$610.2	$332.0	$942.2

2012
Net sales	$2,417.6	$1,126.7	$3,544.3
Operating (loss)	$(63.6)	$23.7	$(39.9)
Identifiable assets	$642.9	$319.4	$962.3

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

Risks Related to the Economy and Our Industries

•
General economic conditions, such as decreased consumer confidence and spending and reductions in manufacturing capacity have and could continue to result in our failure to achieve our historical sales growth rates and profit levels.

Current economic conditions may cause the loss of consumer confidence in the Company’s domestic and international markets which we believe resulted in a decrease of spending in the categories of products we sell in 2012, 2013 and 2014. With conditions in the market for technology products remaining highly competitive, reductions in our selling prices, as we have experienced in recent years, have adversely affected our revenues and profits and could continue to do so in the future.  It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity or allocations to their customers creating shortages of product.  Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism.  Our consolidated results of operations are directly affected by economic conditions in North America and Europe.  We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders, which occurred in 2012, 2013 and 2014.  Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and maintain our margins, our ability to attract new customers and the financial condition of our customers.  A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect our sales, prices and profitability as well, which occurred in 2012, 2013 and  2014.  We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

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

As more particularly describe below, on March 10, 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its business to business (''B2B'') operations.

•	The markets for our products and services are extremely competitive and if we are unable to successfully respond to our competitors’ strategies our sales and gross margins will be adversely affected.

We may not be able to compete effectively with current or future competitors.  The markets for our products and services are intensely competitive and subject to constant technological change.  The integration of formerly separate products such as cameras and GPS devices into cell phones, and the adverse impact of the boom in tablets sales on PC and laptop sales, demonstrate how rapid technological change can significantly affect the markets for the products we sell. We expect this competition and technological change to further intensify in the future. Competitive factors include price, availability, service and support.    Our ecommerce business faces pressure from competing with large, expanding ecommerce retailers.   Many of our competitors are larger companies with greater financial, marketing and product development resources than ours.  The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets.  We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. In addition, new competitors may enter our markets.  This may place us at a disadvantage in responding to competitors’ pricing strategies, technological advances and other initiatives, resulting in our inability to increase our revenues or maintain our gross margins in the future.

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

•
We are accelerating our focus on our B2B technology business and exiting the retail store consumer electronics business; the success of our North America Technology Products segment is dependent on our ability to grow our B2B business.

On March 10, 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on its business to business (“B2B”) operations. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales.  The Company has engaged outside firms to assist with the retail store liquidation, as well as the workforce reduction, and anticipates that all of these actions will be completed by the end of the second quarter of 2015. The Company anticipates that one time exit charges will aggregate between $50 and $55 million (including approximately $4 million of severance expenses, and $39 million in lease exit costs) substantially all of which will require cash expenditures. The Company expects these costs to be paid out beginning in the first quarter of 2015 through the end of 2017. After completion of these actions the Company will see a substantial decline in retail revenues, however the Company expects to realize improved profitability of between $18 and $22 million.

There can be no assurance the Company will timely realize the level of proceeds it expects from the liquidation of the retail store inventory or that it will be able to timely exit its existing lease commitments at expected costs levels. Failure to achieve these expectations will result in increased cash exit costs for the Company and could have a material adverse effect on its operating results. The Company believes it will be able to maintain its key B2B vendor relationships despite decreases in previous levels of purchasing from those venders attributable to the closed retail store business; however, there can be no assurance the Company will not experience difficulties with certain vendor relationships.  There can be no assurance the Company can effectively transition former customers of its retail stores to become customers of the Company’s online websites. There can be no assurance that the exit activities described above, and the accelerated focusing of our efforts on B2B operations, will be sufficient to stabilize our North America Technology Products business and allow for the growth of our B2B business. There is no assurance that our marketing and merchandising strategies will improve our operating results.

•
We have recently completed two acquisitions; our operations will be impacted by our ability to timely and efficiently transition and integrate those acquisitions with the rest of our business in the US and EMEA.

There are risks and uncertainties associated with effecting acquisition transactions, particularly in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner. Our failure to do so could result in substantial costs and delays or other operational, technical or financial problems. Integration efforts also may divert management attention and resources.

We have made two acquisitions in the past twelve months, and there is a risk that integration difficulties or a significant decline in revenues of the acquired business may cause us not to realize expected benefits from the transactions and may affect our results. The success of these acquisitions depends on our ability to realize the anticipated benefits and cost savings from combining the acquired businesses with our existing business, including growing the revenues of the acquired businesses through cross selling and other initiatives. We may not be able to achieve these objectives, in whole or in part, or be able to do so in a timely manner.  Furthermore, the acquired businesses are, and will in the short term  continue to be,  engaged in transitioning their businesses from the existing IT platforms on which they operate (and which are licensed from the sellers of those businesses under standard transition services agreements) to our IT platforms. This transition is complicated and affects many inter-related business functions; if we are unable to timely and effectively affect the IT transition aspect of the integration, or fail to do so without disruption, the acquired businesses operations and our results would be materially adversely affected. The integration process, and the issues that can arise, can be complex and unforeseen operating challenges or unbudgeted situations can occur. Additional risks in acquisition transactions may include our inability to timely and effectively integrate the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, sales and marketing functions. In the case of foreign acquisitions, such as the acquisition of SCC/Misco, we will need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries. Subject to certain exceptions, generally we will be responsible for the liabilities and obligations of the acquired businesses incurred or occurring prior to acquisition, including contingent liabilities. In this regard, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to compliance with laws and contractual requirements. If any of these representations and warranties is inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

In addition difficulties in integrating acquired companies systems, controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 may occur. Finally, potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships or intellectual property, are later determined to be impaired and written down in value.

•	The establishment and integration of our shared service center in Hungary exposes us to various technology, regulatory and economic risks.

We opened our new shared services center in Budapest, Hungary during the second quarter of 2013 to facilitate the continued growth of our European Technology Products business. This new facility provides administrative and back office services for the existing European business, will help drive operational efficiencies and better serve the Company's pan-European operating strategy, and will serve as the sales location for future business in Eastern Europe. As an incentive to locate in Hungary, the Hungarian Investment and Trade Agency (“HITA”) agreed to reimburse the Company for approximately 8% of payroll costs, up to a maximum of approximately $3.1 million, for the first 505 employees hired at the shared service center. The reimbursement is limited to the first twenty four months of employment for employees hired by December 2015 with all such reimbursements being completed by December 2017.  In return for this incentive, the Company has committed to maintaining certain employment levels through 2020.  Failure by the Company to maintain these employment levels will result in the repayment of a portion or all of the related reimbursements we may receive with interest.

Our efforts to operate our European business in a more centralized manner, rather than on an individual country by country basis, requires us to implement changes in our business processes, eliminate redundancies, relocate and/or hire new personnel, transition our information management systems, and integrate the new operation into our existing business seamlessly and without disruption to our operations, customers and vendors. However, changes in economic, regulatory or political conditions in Hungary, delays or operational problems in transitioning our information management systems, which we have experienced, a lower than expected impact of the facility on the Company’s European operations, costs and capital expenditures, the ability to timely hire and train new employees in Hungary, and delays, impediments or other problems associated with its establishment, could all have a material adverse effect on our European operations and our results of operations.

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

The Company has made acquisitions in the past of other businesses and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired we may be required to record a significant charge to earnings in the period during which the impairment is discovered.  In the fourth quarter of 2014 and 2013, our North American Technology Products segment recorded impairment charges of intangible assets of $0.5 million and $2.9 million, respectively, and in 2013 impairment charges were also recorded related to goodwill.  Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2014, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the European Union Euro, Canadian Dollar, British Pound Sterling, and the U.S. Dollar. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future.  Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales accounted for approximately 40.1% of our revenue during 2014.  To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

We require significant levels of capital in our business to finance accounts receivable and inventory.  We maintain credit facilities in the United States to finance increases in our working capital if available cash is insufficient.  The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines.  In addition, in recent years global financial markets have experienced diminished liquidity and lending constraints.  Our ability to obtain future and/or increased financing to satisfy our requirements as our business expands could be adversely affected by economic and market conditions, credit availability and lender perception of our Company and industry.  Although our current credit facility expires in October 2015, we currently have no reason to believe that we will not be able to renew or replace our facilities when they reach maturity.

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

As of December 31, 2014, we had approximately 1,800 employees located in Europe and Asia. We have workers’ councils representing the employees of our France, Germany, and Netherlands operations, and trade unions representing our employees in Italy and Sweden and elected employee representatives for our employees in the United Kingdom and Spain. Most of these European employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by unions or workers’ councils that must approve certain changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

•
We will operate three remaining retail stores in North America and Puerto Rico, and will continue to operate our online consumer electronics business; we must effectively manage our cost structure, such as inventory needs, point of sales systems and personnel as we accelerate our B2B business and seek to convert retail store customers to our online websites.

The Company needs to effectively manage its cost structure including the additional inventory needs, retail point of sales IT systems, retail personnel and leased facilities. Future growth in our North America Technology Products segment will be dependent on our ability to expand our B2B operations, to attract customers to our online consumer electronics offerings and to build brand loyalty.  The retail computer and consumer electronics business is highly competitive and has narrow gross margins.  If we fail to manage our growth and cost structure while maintaining high levels of service and meeting competitive pressures adequately, our business plan may not be achieved and may lead to reduced profitability. As stated previously, the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on B2B operations. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources solely with a B2B focus as well transitioning retail customers to online consumer sales.

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

The computer and consumer electronics industry is highly price competitive and gross profit margins are narrow and variable.  The Company’s ability to further reduce prices in reaction to competitive pressure is limited.  Additionally, gross margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and/or price protection programs, product return rights, and product mix.  In 2014 pricing pressure continued to be prevalent in the markets we serve and we expect this to continue.  We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines.  If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

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

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s North America Technology Products business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty  months’ imprisonment, respectively.  Following completion of their sentences, each is to be  placed on supervised release for a period of thirty-six months.  The Court also set a restitution hearing for April 10, 2015 to determine the amount of restitution Gilbert Fiorentino and Carl Fiorentino are obligated to pay the Company.

As previously disclosed in a Form 8-K filed on January 30, 2015, on January 27, 2015, the senior financial officer of the Company's North American Technology Products segment testified before a federal grand jury in the Southern District of Florida pursuant to a subpoena.  The USAO has not advised the Company as to the nature or scope of the grand jury proceeding.  Further, the Company's Audit Committee, with the assistance of independent outside counsel, is cooperating with a current investigation by the USAO into allegations arising from the Fiorentino investigation regarding possible executive officer conflicts of interest and conduct related to internal controls and books and records. The Company's independent accountants and another adviser have also received a grand jury subpoena to appear and submit documents in that regard. The Company does not currently believe these matters have had or will have a material effect on the Company's previously reported consolidated financial statements. However, it is not possible at this time to predict when the current investigation will be completed; what subject(s) will be investigated; what actions, if any, may be taken by the government as a result of its investigation; or whether any of these matters will have a material adverse impact on the Company.

•
Our profitability can be adversely affected by changes in our income tax exposure due to changes in tax rates or laws, changes in our effective tax rate due to changes in the mix of earnings among different countries, restrictions on utilization of tax benefits and changes in valuation of our deferred tax assets and liabilities.

Changes in our income tax expense due to changes in the mix of U.S. and non-U.S. revenues and profitability, changes in tax rates or exposure to additional income tax liabilities could affect our profitability.  We are subject to income taxes in the United States and various foreign jurisdictions.  Our effective tax rate has been in the past and could be in the future adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, restrictions on utilization of tax benefits, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments.  The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income in those jurisdictions.  In addition, the amount of income taxes we pay is subject to audit in our various jurisdictions and a material assessment by a tax authority could affect our profitability. During 2014 the Company recorded non-cash valuation allowances against the deferred tax assets of its subsidiary in the U.K. of approximately $1.7 million.

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

North America

As of December 31, 2014 we have five distribution centers in North America which aggregate approximately 1.9 million square feet, all of which are leased.  Our headquarters, administrative offices and call centers aggregate approximately 392,000 square feet, all of which are leased.

The following table summarizes the geographic location of our North America stores at the end of 2014:

Location	Stores Open – 12/31/13	Store Openings/ (Store Closings)	Stores Open – 12/31/14
Delaware	1	-	1
Florida	17	(2)	15
Georgia	1	-	1
Illinois	4	-	4
North Carolina	1	-	1
Puerto Rico	2	-	2
Texas	4	-	4
Ontario, Canada	6	-	6
	36	(2)	34

All of our retail stores are leased.  The retail stores average 21,955 square feet.

In March 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on its B2B operations as well as transitioning retail customers to online consumer sales.  This exit plan includes the closing of substantially all of its retail stores and management operations.

Europe

As of December 31, 2014, we have three distribution centers in Europe which aggregate approximately 190,000 square feet.  Two of these, aggregating approximately 117,000 square feet are leased; one distribution center of approximately 73,000 square feet is owned by the Company.  Our administrative offices and call centers aggregate approximately 289,000 square feet, of which 212,000 square feet are leased and 77,000 square feet are owned by the Company.

Asia

As of December 31, 2014, we leased administrative offices in Asia of approximately 14,000 square feet.

Please refer to Note 11 to the Consolidated Financial Statements for additional information about leased properties, including aggregate rental expense for these properties.

Item 3.	Legal Proceedings.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the State of New York has claimed that certain of the Company’s consumer electronics e-commerce sales are subject to sales tax in those states.  The Company intends to vigorously defend these matters and believes it has strong defenses.  The Company is also being audited by an entity representing 45 states seeking recovery of “unclaimed property”.  The Company is complying with the audit and is providing requested information.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2014 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2014 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

 Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s North American Technology Products business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty  and eighty  months’ imprisonment, respectively.  Following completion of their sentences, each is to be placed on supervised release for a period of thirty-six months.  The Court also set a restitution hearing for April 10, 2015 to determine the amount of restitution Gilbert Fiorentino and Carl Fiorentino are obligated to pay the Company.

As previously disclosed in a Form 8-K filed on January 30, 2015, on January 27, 2015, the senior financial officer of the Company's North American Technology Products segment testified before a federal grand jury in the Southern District of Florida pursuant to a subpoena. The USAO has not advised the Company as to the nature or scope of the grand jury proceeding. Further, the Company's Audit Committee, with the assistance of independent outside counsel, is cooperating with a current investigation by the USAO into allegations arising from the Fiorentino investigation regarding possible executive officer conflicts of interest and conduct related to internal controls and books and records. The Company's independent accountants have also received a grand jury subpoena to appear and submit documents in that regard. The Company does not currently believe these matters have had or will have a material effect on the Company's previously reported consolidated financial statements. However, it is not possible at this time to predict when the current investigation will be completed; what subject(s) will be investigated; what actions, if any, may be taken by the government as a result of its investigation; or whether any of these matters will have a material adverse impact on the Company.

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

	High	Low
2014
First Quarter	$15.28	$10.86
Second Quarter	18.25	14.12
Third Quarter	16.41	12.30
Fourth Quarter	16.21	12.28

2013
First Quarter	$11.20	$9.38
Second Quarter	9.97	8.50
Third Quarter	9.87	9.04
Fourth Quarter	11.66	9.12

On December 27, 2014, the last reported sale price of our common stock on the New York Stock Exchange was $13.58 per share.  As of December 27, 2014, we had 171 shareholders of record.

On November 29, 2012, the Company’s Board of Directors declared a special dividend of $0.25 per share payable on December 21, 2012 to shareholders of record on December 12, 2012.

Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we may decide to declare special dividends in the future, subject to availability limitations under our credit facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 5 of Notes to Consolidated Financial Statements.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6.	Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.  The selected statement of operations data, excluding discontinued operations, for fiscal years 2014, 2013 and 2012 and the selected balance sheet data as of December 2014 and 2013 are derived from the audited consolidated financial statements which are included elsewhere in this report.  The selected balance sheet data as of December 2012, 2011 and 2010 and the selected statement of operations data for fiscal years 2011 and 2010 are derived from the audited consolidated financial statements of the Company which are not included in this report.

	Years Ended December 31,
	(In millions, except per share data)
	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$3,442.8	$3,352.3	$3,544.3	$3,680.6	$3,589.0
Gross profit	$493.2	$482.9	$485.8	$527.6	$488.0
Operating income (loss) from continuing operations	$(25.9)	$(20.6)	$(39.9)	$80.8	$68.8
Net income (loss) from continuing operations	$(37.5)	$(43.8)	$(8.0)	$54.6	$42.6
Per Share Amounts:
Net income (loss) — diluted	$(1.01)	$(1.18)	$(0.22)	$1.47	$1.13
Weighted average common shares — diluted	37.1	37.0	36.9	37.1	37.6
Cash dividends declared per common share	$-	$-	$0.25	$-	$-
Balance Sheet Data:
Working capital	$312.1	$345.8	$360.8	$354.8	$300.9
Total assets	$894.9	$942.2	$962.3	$889.7	$894.1
Long-term debt, excluding current portion	$0.9	$2.9	$5.4	$7.1	$7.4
Shareholders’ equity	$359.6	$406.2	$446.3	$454.3	$409.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. Our operations are organized in two reportable business segments — Technology Products and Industrial Products.

Technology Products

Our Technology Products segment primarily sells ICT and CE products.  These products are marketed in North America, Puerto Rico and Europe. Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.  Technology products accounted for 84%, 86% and 89% of our net sales in 2014, 2013 and 2012, respectively.

On March 10, 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on its business to business (“B2B”) operations. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales.  The Company has engaged outside firms to assist with the retail store liquidation, as well as the workforce reduction, and anticipates that all of these actions will be completed by the end of the second quarter of 2015. The Company anticipates that one time exit charges will aggregate between $50 and $55 million (including approximately $4 million of severance expenses, and $39 million in lease exit costs) substantially all of which will require cash expenditures. The Company expects these costs to be paid out beginning in the first quarter of 2015 through the end of 2017. After completion of these actions the Company will see a significant decline in retail revenues, however the Company expects to realize improved profitability of between $18 and $22 million.

As a result of negative cash flows in its operations in the United States and Canada in 2014, and a forecast for continued use of cash in future periods, the Company conducted an evaluation of the long-lived and other intangible assets in those operations and concluded that those assets were impaired.  Accordingly an impairment charge of approximately $10.0 million, pre-tax, was recorded in the fourth quarter of 2014.

On June 12, 2014, the Company acquired SCC Services B.V. (“SCC”) (renamed Misco Solutions B.V.), a supplier of business-to-business IT products and services with operations in the Netherlands.    The purchase price (after giving effect to the conversion of Euros to U.S. dollars) was approximately $7.3 million in cash (5.4 million Euro), $0.6 million (0.4 million Euro) of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement. This acquisition expands the Company’s business in the Netherlands.

In 2013, the Company opened a shared services center in Budapest, Hungary to facilitate the continued growth of its European Technology Products business.  This new facility provides administrative and back office services for the existing European business, will help drive operational efficiencies and better serve the Company’s pan-European operating strategy, and will serve as the sales location for future business in Eastern Europe. As an incentive to locate in Hungary, the Hungarian Investment and Trade Agency (“HITA”) agreed to reimburse the Company for approximately 8% of payroll costs, up to a maximum of approximately $3.1 million, for the first 505 employees hired at the shared service center. The reimbursement is limited to the first twenty four months of employment for employees hired by December 2015 with all such reimbursements being completed by December 2017.  In return for this incentive, the Company has committed to maintaining certain employment levels through 2020.  Failure by the Company to maintain these employment levels will result in pro rata repayment of related reimbursements with interest.

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

In the fourth quarter of 2012, the Company exited the PC manufacturing operations after conducting an evaluation of its operations and concluded that the Company’s North American technology results would be enhanced by exiting the computer manufacturing business.  The exit resulted in a write down of the carrying cost of the Company’s computer manufacturing facilities, related equipment and inventory of approximately $4.6 million.  An additional asset write down of the Company’s computer manufacturing facilities of approximately $1.2 million was made during 2013.   The computer manufacturing facility was sold in the second quarter of 2014.

Industrial Products

Our Industrial Products segment sells a wide array of MRO products which are marketed in North and Central America. Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™. Industrial products accounted for 16%, 14% and 11% of our net sales in 2014, 2013 and 2012, respectively. In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

On January 30, 2015, the Company announced that its Industrial Products Group had completed its previously announced acquisition of the Plant Equipment Group, a business-to-business direct marketer of maintenance, repair and operations (“MRO”) products, from TAKKT America for $25.9 million in cash; post-closing working capital adjustments were de minimis. Integration of this acquired business is in process and proceeding timely and efficiently. This acquisition expands the Company’s regional footprint and its market share.

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

In the discussion of our results of operations we refer to business to business channel sales, consumer channel sales and period to period constant currency comparisons.  In the North American Technology Products business, we consider business to business (“B2B”) channel sales to be sales made direct to other businesses and government/public sector entities through managed business relationships, outbound call centers and extranets.  Sales in the Industrial Products segment, European Technology Products and Corporate and other are considered to be B2B sales.  Consumer (“B2C”) channel sales are sales from retail stores, consumer websites, inbound call centers and television shopping channels.  Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

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

A change of 10% in our allowance for doubtful accounts reserve at December 31, 2014 would impact net income by approximately $0.6 million.

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

A change of 10% in our inventory reserves at December 31, 2014 would impact net income by approximately $0.8 million.

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

We recorded goodwill and intangible assets related to the June 2014 SCC acquisition of approximately $2.7 million and in the fourth quarter of 2014, we recorded intangible asset impairment charges related to our retail operations in the United States and Canada (see below).  We have approximately $7.4 million in goodwill and intangible assets at December 31, 2014.  We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our remaining goodwill or intangible assets are impaired will change materially in the future. However if the inputs used in our discounted cash flow models or our forecasts are materially different than actual experience we could incur impairment charges that are material.

As a result of negative cash flows in its operations in the United States and Canada and a forecast for continued cash use, the Company conducted an evaluation of the intangible assets of its Technology Products segment in North America and concluded that intangible assets were impaired and recorded an impairment charge of $0.5 million, pre-tax, in the fourth quarter of 2014.

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

In 2014 the Company conducted an evaluation of the long-lived assets in its North America Technology Products segment and concluded that an impairment charge of $9.5 million, pre-tax, be recorded.

We do not believe it is reasonably likely that the estimates and assumptions used to determine long lived asset impairment will vary materially in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

A change of 10% in the carrying value of our long lived assets would impact net income by approximately $4.1 million.

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

 A change of 10% in our vendor accruals at December 31, 2014 would impact net income by approximately $1.4 million.

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

During the fourth quarter of 2014 the Company recorded a non-cash valuation allowance against its deferred assets in the U.K. of approximately $1.7 million.

A change of 5% in our effective tax rate at December 31, 2014, excluding the non-cash valuation allowance, would impact net income by approximately $0.2 million.

Special charges.  We have recorded reorganization, restructuring and other charges in the past and could in the future commence further reorganization, restructuring and other activities which result in recognition in charges to income.

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

For the year ended December 31, 2014 the Company recorded special charges of $24.4 million for reorganization, restructuring and asset impairment and other charges.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  This ASU provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply this new guidance, as applicable.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”.  This ASU provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In addition, this ASU specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers.  This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption, with early application not permitted.  The Company is currently determining its implementation approach and assessing the impact, if any, on the condensed consolidated financial statements.

Highlights from 2014
The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	Consolidated sales increased 2.7% to $3.4 billion; on a constant currency basis and excluding SCC Services, sales increased 0.6%.
•	B2B channel sales increased 8.9% to $2.6 billion; on a constant currency basis and excluding SCC Services, sales increased 5.6%.
•	B2C channel sales declined 11.7% to $0.9 billion; on a constant currency basis, sales declined 11.0%.
•	Movements in exchange rates positively impacted European sales by approximately $24.0 million and negatively impacted Canadian sales by approximately $13.8 million.
•	$11.7 million in estimated workforce reductions related to the restructuring of our European operations were recorded.
•	Impairment charges related to long-lived and other intangible assets of $10.0 million, pre-tax, were incurred.

Results of Operations

Key Performance Indicators* (in millions):

	Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Net sales by segment:
Technology Products	$2,880.9	$2,873.3	0.3%	$2,873.3	$3,137.6	(8.4)%
Industrial Products	556.0	473.8	17.3%	473.8	401.9	17.9%
Corporate and other	5.9	5.2	13.5%	5.2	4.8	8.3%
Consolidated net sales	$3,442.8	$3,352.3	2.7%	$3,352.3	$3,544.3	(5.4)%
Net sales by channel:
Technology Products - EMEA	$1,189.9	$1,095.4	8.6%	$1,095.4	$1,126.7	(2.8)%
Technology Products – NA (B2B)	800.0	769.3	4.0%	769.3	797.3	(3.5)%
Industrial Products	556.0	473.8	17.3%	473.8	401.9	17.9%
Corporate and other	5.9	5.2	13.5%	5.2	4.8	8.3%
Total B2B	$2,551.8	$2,343.7	8.9%	$2,343.7	$2,330.7	0.6%
Technology Products – NA (Consumer)	891.0	1,008.6	(11.7)%	1,008.6	1,213.6	(16.9)%
Consolidated net sales	$3,442.8	$3,352.3	2.7%	$3,352.3	$3,544.3	(5.4)%
Consolidated gross margin	14.3%	14.4%	(0.1)%	14.4%	13.7%	0.7%
Consolidated SG&A costs**	$519.1	$503.5	3.1%	$503.5	$525.7	(4.2)%
Consolidated SG&A costs** as % of sales	15.1%	15.0%	0.1%	15.0%	14.8%	0.2%
Operating (loss) from continuing operations by segment:**
Technology Products	$(51.3)	$(40.6)	26.4%	$(40.6)	$(46.9)	(13.4)%
Industrial Products	41.0	40.0	2.5%	40.0	29.9	33.8%
Corporate and other	(15.6)	(20.0)	(22.0)%	(20.0)	(22.9)	(12.7)%
Consolidated operating (loss)	$(25.9)	$(20.6)	(25.7)%	$(20.6)	$(39.9)	(48.4)%
Operating margin from continuing operations by segment:**
Technology Products	(1.8)%	(1.4)%	(0.4)%	(1.4)%	(1.5)%	0.1%
Industrial Products	7.4%	8.4%	(1.0)%	8.4%	7.4%	1.0%
Consolidated operating margin from continuing operations	(0.8)%	(0.6)%	(0.2)%	(0.6)%	(1.1)%	0.5%
Effective income tax rate	15.0%	100.9%	(85.9)%	100.9%	80.8%	20.1%
Net (loss) from continuing operations	$(37.5)	$(43.8)	(14.4)%	$(43.8)	$(8.0)	447.5%
Net margin from continuing operations	(1.1)%	(1.3)%	0.2%	(1.3)%	(0.2)%	(1.1)%

*excludes discontinued operations
** includes special charges, net (See Note 8 of Notes to Consolidated Financial Statements).

NET SALES

SEGMENTS:

The Technology Products segment, which includes our European and North American technology operations, showed sales improvement, benefiting from the June 2014 SCC Services acquisition, strong sales growth in France, improved B2B sales from certain markets in Europe and North America and favorable movements in exchange rates.  On a constant currency basis and excluding the SCC Services acquisition, Technology Products net sales decreased 2.3%. However, sales in our consumer and retail business continued the trend of softness in the North American consumer channels, principally internet and retail sales.  The Company continues to believe the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends, including consumer preferences for new generation tablets, which erode laptop and desktop PC sales, the market share for tablets held by a major manufacturer, which does not sell to the Company for U.S. markets, the consolidation of prior generations of separate devices and functions into a single integrated device (such as GPS and cameras being integrated with smart phones), the ongoing movement of traditional brick and mortar store sales to online/ecommerce vendors, and the increasing influence of a dominant company in the online/ecommerce marketplace. The Company expects these trends to continue for the foreseeable future and after an extensive review and planning process, the Company is taking actions that will include the exit of substantially all retail store operations; closing a distribution center and implementing a general workforce reduction to realign available resources with a B2B focus.

The Industrial Products net sales increase in 2014 is attributable to expanding our product assortment in new and core product categories, the continued expansion of our private label and brand name selections as well as investment in hiring sales personnel and subject matter experts, who bring significant technical knowledge in specific categories, thus enhancing our sales efforts with information important to our customers. On a constant currency basis, sales increased 17.7%.

The Technology Products net sales decrease in 2013 compared to 2012 was attributable to general declines in most product categories within North America, with the largest decline being in the CE product category.  The Company believes major drivers of the decline in North America net sales was attributable to web, television and retail store sales declines, resulting from sales volume and selling price erosion in certain core product categories such as personal computers and televisions. The Company believes the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends, including consumer preferences for new generation tablets, which erode laptop and desktop PC sales, the market share for tablets held by a major manufacturer, which does not sell to the Company for U.S. markets, the consolidation of prior generations of separate devices and functions into a single integrated device (such as GPS and cameras being integrated with smart phones), the ongoing movement of traditional brick and mortar store sales to online/ecommerce vendors, and the increasing influence of a dominant company in the online/commerce marketplace. Additionally, in the fourth quarter of 2013, the Company made the decision to avoid lowering selling prices to match aggressive online retailers.  Strong computer and consumer electronic sales within European markets were more than offset by weak sales of computer accessories, software and computer components in Europe and the declines in North America.  On a constant currency basis, sales declined 8.6% or $270.8 million.  The Industrial Products segment net sales increase in 2013 compared to 2012 was attributable to the new product category offerings on the Company's websites, solid results from our core offerings, as well as the expansion of our private label and brand name selections. On a constant currency basis, sales increased 18.0% or $72.5 million.

CHANNEL SALES:

Business to business sales:

The Company experienced growth in worldwide B2B channel sales for the year ended December 31, 2014 compared to 2013.

The European Technology Products sales increase is attributable to continued sales growth in France, incremental sales from SCC Services, acquired in June 2014, and favorable currency movements during the year. On a constant currency basis and excluding SCC Services, European Technology Products net sales increased 0.9%.

The North American Technology Products B2B sales increase is attributable to an increase in the sale of computer components, commercial desktops, laptops and servers during the year.  On a constant currency basis, North American Technology Products business to business net sales grew 4.7%. The North American Technology Products B2B business has experienced strong growth over the last several years, but there can be no assurance that this business will continue to achieve its historical growth rates in future periods.

The Industrial Products net sales increase is attributable to broad based growth across both new and core product categories and the continued expansion of our private label and brand name selections and the hiring of additional sales personnel and subject matter experts.  On a constant currency basis, Industrial Products net sales increased 17.7%.

The increase in consolidated B2B channel sales in 2013 compared to 2012 was driven by the Industrial Products segment’s growth in new product categories on the Company’s website and a solid performance in core offerings.  The Technology Products segment’s European operations showed modest improvement in B2B channel sales compared to 2013 which was offset by a decline in its North American B2B sales.  On a constant currency basis, worldwide B2B channel sales grew 2.0% in 2013.

Consumer sales:

On March 10, 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on its business to business (“B2B”) operations. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales.

The North American Technology Products consumer sales decline resulted from the closing of retail stores in 2013 that contributed approximately $36.2 million in sales for the year 2013, and from continued softness in television shopping, internet and retail sales.  Consumer channel sales declines were primarily the result of declines in sales of personal computers and televisions driven by both volume and selling price erosion.  On a constant currency basis, North American Technology Products consumer sales declined 11.0%.

The decline in consolidated B2C channel sales in 2013 compared to 2012 resulted from continued weakness in our internet, television and retail stores sales in North America. B2C channel sales declines, similar to many in the industry, were the result of sales volume and selling price erosion in certain core product categories.  The Company believes that the decline in sales and price pressures for consumer electronics is attributable to a variety of well publicized industry and market trends.  The strategic decision not to chase promotional product pricing in the fourth quarter of 2013 also contributed to the sales declines. On a constant currency basis, worldwide B2C channel sales declined 16.7%.

GROSS MARGIN

The consolidated gross margin decline in 2014 is related to Technology Products segment reduced selling margins in Europe, particularly in the United Kingdom and slight decline in the Industrial Products segment driven by product mix as we have begun stocking more domestically sourced products.  Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds required to be classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

The consolidated gross margin increase in 2013 is due to Industrial Products sales contributing a larger percentage to gross profit dollars as compared to 2013, improved freight margins, and the benefit from the utilization of the New Jersey distribution center. Technology Products gross margin increase is due to improved freight performance in North America and maintaining product pricing, even though net sales declined.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”), EXCLUDING SPECIAL CHARGES

SG&A expense increases for the year ended December 31, 2014 are primarily attributable to our Industrial and European Technology Products B2B business, partially offset by expense decreases in North America Technology Products compared to the year ended December 31, 2013.  Significant expense increases related to the Industrial Products segment include increased salary and related costs of approximately $5.6 million due to increased sales and product management headcount, and increased internet advertising spending of approximately $8.5 million compared to 2013.  The Industrial Products segment is expected to increase its advertising spend, in particular internet advertising, as it continues to expand its online product offerings and increase its ecommerce presence. In Europe, the Technology Products segment also had increased SG&A expenses due primarily to a continued overlap in costs as we transition functions from individual country operations to our European shared services center. The significant expense increases include approximately $4.4 million of increased salary and related costs of additional sales personnel and additional headcount for the shared services center, partially offset by $0.6 million in reimbursements for shared service center salaries under the incentive agreement with the Hungarian business development agencies, recorded in the second quarter of 2014.  Additionally, in Europe, for the year ended December 31, 2014 we had less vendor supported advertising revenue of approximately $3.7 million, increased computer and telephone maintenance of approximately $1.1 million and insurance, rent and related expense increases of approximately $2.6 million, offset by reduced internet advertising spend of approximately $1.9 million.  The Technology Products segment in North America had reduced SG&A expenses due to the closing of underperforming retail stores in the second quarter of 2013 and $2.3 million from the favorable resolution of the review of a professional service provider's billings recorded in the third quarter of 2014.  Significant expense decreases for the North America Technology include reduced salary and related costs of approximately $7.8 million, reduced rent and related costs of approximately $2.7 million, and $2.3 million from the favorable resolution of a the review of a professional service provider's billings recorded in the third quarter of 2014.

SG&A expense increases for the year ended December 31, 2013 are primarily attributable to our Industrial and European Technology Products BTB business, partially offset by expense decreases in North America Technology Products compared to the year ended December 31, 2012.  Significant expense increases related to the Industrial Products segment include increased salary and related costs of approximately $4.4 million, and increased internet advertising spending of approximately $10.5 million compared to 2012.  In Europe, the Technology Products segment also had increased SG&A expenses due to a temporary overlap in costs as we transitioned functions from individual country operations to our new European shared services center. The significant expense increase for Europe includes approximately $12.7 million of salary and related costs due to additional sales personnel and additional headcount for the shared services center, $1.6 million of rent and related expenses, and $0.9 million net advertising costs offset by a decrease in internet advertising expense of $0.6 million compared to 2012.  The Technology Products segment in North America had reduced SG&A expenses compared to 2012 due to the closing of underperforming retail stores.  Significant expense decreases include reduced salary and related costs of approximately $11.1 million, reduced rent and related costs of $1.4 million, decreased internet and net advertising spending of approximately $5.4 million, a decrease of approximately $2.3 million in expenses related to sales tax and other regulatory audits which were incurred in 2012, and decreased credit card fees of $3.6 million. Corporate & Other expenses segment recorded a benefit of approximately $1.3 million in lower personnel costs and a decrease in professional fees of approximately $0.7 million.

SPECIAL CHARGES, NET

The Company’s Technology Products segment incurred special charges of approximately $24.3 million in special charges. These charges, estimates of which were previously disclosed, included approximately $11.7 million in estimated workforce reductions related to the restructuring of our European operations, $0.5 million in continued recruitment costs to staff the European shared services center, $0.3 million in other costs related to the retail stores that were closed in 2013, $0.2 million in charges related to the final sale of the facility which had been used in connection with our previously exited PC manufacturing business, $0.1 million for changes in the estimate of lease valuation accruals and the buyout of the two retail store leases that were exited in 2013 prior to lease expiration (other exit costs) and $1.5 million for additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees.   In addition, as a result of negative cash flows in its operations in the United States and Canada in 2014 and a forecast for continued cash use, the Company conducted an evaluation of the long-lived and intangible assets in those operations and concluded that those assets were impaired. Consequently an impairment charge of approximately $10.0 million, pre-tax, was recorded in the fourth quarter of 2014.

The Company incurred special charges in 2014 related to the restructure of certain small market operations in 2014.  The Company does not expect to incur any additional material charges in the future related to these restructurings or to complete the implementation of the European shared services center, but will expend cash of approximately $4.7 million, to settle costs accrued at December 31, 2014.  Expected impacts on future costs, when the shared services center is fully implemented, are expected to be a reduction in our annual cost structure in the $9 to $11 million range, pre-tax.

Corporate and other segment incurred $0.1 million of special charges related to severance costs in 2014.

The Company expects to incur special charges related to the closing of its retail stores of between $50 and $55 million (including approximately $4 million of severance expenses, and $39 million in lease exit costs) substantially all of which will require cash expenditures during the first two quarters of 2015. The Company expects these costs to be paid out beginning in the first quarter of 2015 through the end of 2017. After completion of these actions the Company expects to realize improved profitability of between $18 and $22 million.

The Company’s Technology Products segment, in both North America and Europe, incurred special charges of approximately $22.4 million during 2013.  These charges in North America include: (i) approximately $5.5 million for lease termination costs (calculated using the net present value of contractual gross lease payments net of estimated sublease rental income, or in the case of negotiated settlements, the buyout amount) and (ii) $2.0 million for fixed asset write offs related to the closing of underperforming retail stores, (iii) $2.9 million of one-time impairment charges related to intangible assets of the CompUSA brand in Puerto Rico, (iv) $2.2 million of workforce reduction charges for senior management changes in the North American operations, (v) $1.0 million for reserve adjustments related to the facility closing and exit from the PC manufacturing business and (vi) $0.6 million of additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director.  The charges related to Europe include: (i) $5.9 million in workforce reductions and other exit costs related to the European shared services center implementation and other European workforce reductions, (ii) $1.8 million related to start up costs of the European shared services center and (iii) $0.5 million in continuing recruitment costs of the European shared services center.

The Company’s Industrial Products segment incurred special charges, in 2013, of approximately $0.1 million for personnel costs and benefited from an adjustment to lease termination costs of approximately $0.3 million related to the planned closing and relocation of one of our smaller distribution centers to a new, significantly larger distribution and call center in the second quarter of 2012. In Technology Products, approximately $11.9 million of these charges incurred were non-cash.

OPERATING MARGIN

The decline in operating margin in Technology Products segment for 2014 was primarily related to reduced selling margins in Europe, particularly in the United Kingdom, increased expenses in Europe resulting from a temporary duplication of local functions and other redundancies as we completed the transition of functions from each country to the European shared services center and special charges related to the exit from the consumer and retail business partially offset by lower SG&A expenses in North America.

The slight improvement in Technology Products operating margin for 2013 compared to 2012 was due to improvement in freight performance and lower SG&A in North America, offset by increased expenses in Europe due to duplication of local functions and other redundancies until completion of the transition of the European shared services center.

The decrease in operating margin in Industrial Products segment for 2014 reflect the increased internet advertising spending  compared to 2013 to drive traffic, hiring of subject matter experts to bring additional value to our customers and a slight decline in gross product margin driven by product mix as we have begun stocking more domestically sourced products.

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

Operating margin for our North American businesses (which is comprised of part of our Technology Segment and our entire Industrial Products and Corporate and Other Segments) improved to an operating loss of $2.8 million in 2014 compared to an operating loss of $14.9 million in 2013. This improvement is primarily attributable to increased sales and gross profit from our Industrial Products segment of approximately $82.2 million and $20.5 million, respectively; lower selling, general and administrative expenses of approximately $2.8 million, within our North American Technology Products business, which includes $2.3 million from favorable resolution of the review of a professional service provider's billings,  and reduced internet advertising spending and reduced salary and related expenses.  The overall loss in North America was driven by weakness in the Technology Products business.  Within this business, the major drivers of the weakness were web and retail store sales declines, resulting from sales volume and selling price erosion in certain core product categories such as personal computers and televisions. The Company believes the decline in sales and price pressures for consumer electronics are attributable to a variety of well publicized industry and market trends.  The Company expects these trends to continue for the foreseeable future and after an extensive review and planning process, the Company is taking actions that will include the exit of substantially all retail store operations; closing a distribution center and implementing a general workforce reduction to realign available resource solely with our B2B focus.

Operating margin for our European business was a loss of $23.1 million in 2014 compared to a loss of $5.7 million in 2013. The increased net sales of $94.5 million, generated increased gross profit of $2.7 million, but were offset by $15.9 million of increased selling, general and administrative expenses and increased special charges of $4.2 million related to the now completed transition to a pan European operating model.  The expense increase for Europe includes approximately $4.4 million of salary and related costs due to additional headcount for the shared services center.

The decrease in Corporate and other expenses primarily resulted from lower overhead expenses incurred in 2014 as compared to 2013.  The decrease in Corporate and other expenses for 2013 compared to 2012 primarily resulted from lower personnel related costs and lower professional fees incurred in 2013 as compared to 2012.

The discontinued operations of Software Solutions incurred a loss of approximately $0.0 million for the years ended December 2014 and 2013 and $0.2 million, net of tax, for year ended December 2012.

Consolidated operating margin was impacted by special charges, net of $24.4 million, $22.2 million and $46.3 million 2014, 2013 and 2012, respectively.

INTEREST EXPENSE

Interest expense was $1.3 million, $1.5 million, and $1.7 million for 2014, 2013 and 2012, respectively. The interest expense decrease for the years 2014 compared to 2013 and 2013 compared to 2012 is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.

INCOME TAXES

The Company’s effective tax rate was 15.0% in 2014 as compared to a 100.9% in 2013.  The effective income tax rate in 2014 was primarily due to tax expense in certain states in the U.S., foreign locations with taxable income and the establishment of a valuation allowance for the deferred tax assets of a U.K. subsidiary of approximately $1.7 million.

The Company’s effective tax rate was 100.9% in 2013 as compared to an 80.8% benefit in 2012.  The high effective income tax rate in 2014 was primarily due to the establishment of a valuation allowance for U.S. federal deferred tax assets of approximately $20.5 million and for state deferred tax assets of approximately $3.9 million. These valuation allowances were recorded primarily as a result of the three year cumulative loss recorded in the U.S. Additionally full valuation allowances of approximately $2.5 million were recorded against the deferred tax assets of the Company’s subsidiaries in Sweden and Italy in 2013.

Seasonality

The Company’s fourth quarter has historically represented a greater portion of annual sales.  Net sales have historically been modestly weaker during the second and third quarters as a result of lower business activity during those months. With the exiting of the retail store business and the closing of substantially all retail stores in 2015, the Company expects to experience less seasonality of its business in future periods. The following table sets forth the net sales seasonality, excluding discontinued operations, for each of the quarters since January 1, 2012 (amounts in millions).

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Net sales	$873.4	$831.1	$825.4	$912.9
Percentage of year’s net sales	25.4%	24.1%	24.0%	26.5%

2013
Net sales	$880.6	$805.7	$791.8	$874.2
Percentage of year’s net sales	26.3%	24.0%	23.6%	26.1%

2012
Net sales	$913.1	$849.1	$847.0	$935.1
Percentage of year’s net sales	25.8%	24.0%	23.9%	26.3%

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2014	2013	$ Change
Cash	$165.0	$181.4	$(16.4)
Accounts receivable, net	$355.5	$333.3	$22.2
Inventories	$289.9	$321.8	$(31.9)
Assets available for sale	$-	$1.1	$(1.1)
Prepaid expenses and other current assets	$15.9	$16.4	$(0.5)
Accounts payable	$420.2	$418.8	$1.4
Accrued expenses and other current liabilities	$93.0	$89.2	$3.8
Current portion of long term debt	$2.7	$2.5	$0.2
Working capital	$312.1	$345.8	$(33.7)

Our primary liquidity needs are to support working capital requirements in our business, including working capital for the closing of the previously announced purchase of the Plant Equipment Group in January 2015, integrating Plant Equipment Group with our business, exiting of the consumer and retail business and related workforce reductions in 2015,  integrating SCC Services with our business (see Note 2 to the Consolidated Financial Statements), reorganizing our European operations including funding cash requirements of certain European businesses, European workforce reduction costs and transition costs, implementing new inventory and warehouse functions in Europe, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure (including upgrading and transitioning of SCC Services and Plant Equipment Group’s technology infrastructure), repaying outstanding debt, and funding acquisitions. We rely principally upon operating cash flows to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased due to cash used for the SCC Services acquisition and the net loss incurred in 2014.  Accounts receivable days outstanding were at 37.5 in 2014 up from 32.6 in 2013. This trend reflects slower receivables collection in the Europe as we transition collections to the Hungarian shared services center and a higher proportion of our sales coming from B2B channels, where most customers do business with us on open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards.  Inventory turns were 9.5 in 2014 compared to 9.4 in 2013 and accounts payable days outstanding were 51.2 in 2014 compared to 45.9 in 2013.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash used in 2014 from continuing operations was $0.1 million resulting from changes in our working capital accounts, which used $0.1 million in cash compared to $33.9 million provided in 2013, primarily the result of fluctuation in our accounts receivable, inventory, and income tax payable (receivable) balances.  Cash generated from net (loss) adjusted by other non-cash items used $0.0 million compared to $12.9 million provided in 2013, primarily the result of establishment of valuation allowances against deferred tax assets for U.S. entities in 2013, change in asset impairment charges, depreciation and amortization offset by improvement of net loss from operations and fluctuation in our provision adjustments for returns and doubtful accounts in 2014 compared to 2013.  Net cash provided by continuing operations was $46.8 million and $75.4 million during 2013 and 2012, respectively.  The decrease in cash provided by operating activities in 2013 compared to 2012 resulted from changes in our working capital accounts which provided $33.9 million in cash compared to $53.2 million in 2013, primarily the result of changes in inventory, accounts payable, accrued expenses and other current liabilities offset by changes in accounts receivable and income tax receivable (payable) balances.  Cash generated from net (loss) adjusted by non-cash items provided $12.9 million compared to $22.2 million in 2013, primarily the result of the establishment of valuation allowances against deferred tax assets for U.S. entities in 2013 compared to a release of deferred tax assets valuation allowances related to the Company’s French subsidiary in 2012, net loss from continuing operations and change in asset impairment charges compared to 2012.  Net cash used in operating activities from discontinued operations was zero for the years ended December 31, 2014 and 2013 and $0.4 million for the year ended December 31, 2012.

Net cash used in investing activities totaled $12.5 million for 2014, of which $6.4 million was used for SCC Services acquisition, net of cash acquired of $0.9 million (see Note 2) and $0.9 million of proceeds from the sale of our former PC manufacturing facility.  Other investing activities include office expansions related to our Industrial Products segment, expenditures for the European shared services center, computer and office equipment expenditures for the sales and administrative offices in the United Kingdom, expenditures for our inventory and warehousing functions in Europe, and information and communications systems hardware and software.  In 2013, net cash used in investing activities was $13.4 million and were for warehouse racking systems for the new distribution center, network upgrades, fabrication equipment, expenditures for a new retail store opening, upgrades and enhancements to our information and communications systems hardware. In 2012, net cash used in investing activities was $12.0 million, primarily for upgrades and enhancements to our information and communication systems hardware and software and expenditures in retail stores in North America.

Net cash used in financing activities was $2.3 million in 2014, $2.6 million in 2013 and $11.1 million in 2012.  In 2014, we repaid approximately $2.6 million of capital lease obligations and net proceeds and excess tax benefit from stock option exercises provided $0.3 million.  In 2013, we repaid approximately $2.8 million of capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.2 million.  In 2012, we paid a special dividend of $9.1 million and repaid approximately $2.8 million in capital lease obligations.  Net proceeds and excess tax benefits from stock option exercises provided $0.8 million.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 26, 2015.  The Company expects that it will renew this facility on or before that date in 2015.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of December 31, 2014, eligible collateral under this agreement was $121.9 million, total availability was $116.4 million, total outstanding letters of credit were $5.5 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of December 31, 2014.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and initially purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bonds were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As a result of the capital lease treatment for this transaction, the leased equipment is included in property, plant and equipment in the Company’s consolidated balance sheet.  As of December 31, 2014, the Company had $2.2 million outstanding against this financing facility.

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

On March 10, 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on its business to business (“B2B”) operations. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales.  The Company anticipates that one time exit charges will aggregate between $50 and $55 million (including approximately $4 million of severance expenses, and $39 million in lease exit costs) substantially all of which will require cash expenditures. The Company expects these costs to be paid out beginning in the first quarter of 2015 through the end of 2017. After completion of these actions the Company will see a significant decline in retail revenues, however the Company expects to realize improved profitability of between $18 and $22 million.

The expenses, capital expenditures and exit activities described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. In 2015 we anticipate capital expenditures of approximately $15.2 million, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/ or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. In addition we anticipate cash needs for implementation of the financial systems.  We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents primarily in non-interest bearing cash accounts that partially offset banking fees as the earnings credit for doing so exceeds current money market yields. As of December 31, 2014, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2014 cash balances held in foreign subsidiaries totaled approximately $64.4 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis. The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company. The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions. The Company had in excess of $220 million of liquidity (cash and undrawn line of credit) in the U.S. as of December 31, 2014, which is sufficient to fund its U.S. operations and capital needs, including any dividend payments, for the foreseeable future.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expires at various dates through 2032.  We have sublease agreements for unused space we lease in the United States.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

As a result of the Technology Products business segment exiting the consumer electronics business in 2015 the Company will be seeking to terminate certain of its retail store operating leases early or to sublet them where possible.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2014 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$3.7	2.8	0.9	-	-

Non-cancelable operating leases, net of subleases	204.0	27.8	72.4	45.2	58.6

Purchase & other obligations	66.3	49.9	8.2	8.2	-

Total contractual obligations	$274.0	80.5	81.5	53.4	58.6

Our purchase and other obligations consist primarily of product purchase commitments, certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $5.5 million of standby letters of credit outstanding as of December 2014.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2014, the Company had no material uncertain tax positions.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $131.1 million and pretax loss would have fluctuated by approximately $3.3 million if average foreign exchange rates changed by 10% in 2014. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2014 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2014, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, a copy of which is included in this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders. (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements of Systemax Inc.	Reference

		Reports of Ernst & Young LLP Independent Registered Public Accounting Firm	44
		Consolidated Balance Sheets as of December 31, 2014 and 2013	46
		Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	47
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	48
		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	49
		Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2014, 2013 and 2012	50
		Notes to Consolidated Financial Statements	51

	2.	Financial Statement Schedules:

		The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

		Schedule II — Valuation and Qualifying Accounts	66

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

10.19*
Amendment No. 1, dated December 30, 2009, to the Employment Agreement between the Company and Lawrence P. Reinhold (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).

10.20
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

10.21
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

10.22
Lease Agreement, dated as of September 1, 2010, among Development Authority of Jefferson, Georgia, GE Government Finance Inc. and SYX Distribution Inc. (incorporated by reference to the Company’s report on Form 8-K dated September 24, 2010).

10.23
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

10.25
Lease Agreement, dated April 16, 2010, between Jefferson Project I LLC as Landlord and SYX Distribution Inc. as Tenant (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.26
First Amendment, dated August 24, 2010, to the Lease Agreement, dated April 2010, between Jefferson Project I LLC as Landlord and SYX Distribution Inc. as Tenant (Jefferson, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.27
Lease Agreement, dated February 27, 2012 between PR I Washington Township NJ, LLC as Landlord and Global Equipment Company Inc. as Tenant (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.28*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
10.29*
Bonus Agreement, dated as of March 10, 2014, among Global Industrial Services, Inc., Systemax Inc. and Robert Dooley (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2013).

10.30*
Employment Agreement, dated April 12, 2012, between Systemax Inc. and Eric Lerner (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.31
Amendment No. 2 and Waiver, dated as of August 7, 2013, to the Second Amended and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and the lenders from time to time party thereto (incorporated by reference to the Company’s quarterly report on Form 10Q for the quarter ended September 30, 2013).

10.32
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

10.33
Amendment No. 4, dated as of August 28, 2014, to the Second Amendment and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated August 28, 2014).

10.34	Lease Agreement, dated December 10, 2014, between Prologis, L.P., as Landlord and Global Industrial Distribution Inc, as Tenant (Las Vegas, NV facility) (filed herewith).
10.35	Purchase Agreement dated December 31, 2014, by and among TAKKT America Holding, LLC, Global Industrial Holdings LLC and Global Industrial Mexico Holdings LLC (filed herewith).
10.36	Amendment No. 1 to Purchase Agreement dated January 30, 2015, by and among TAKKT America Holding, LLC, Global Industrial Holdings LLC and Global Industrial Mexico Holdings LLC (filed herewith).
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of January 2014) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2013).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ RICHARD LEEDS

Richard Leeds
Chairman and Chief Executive Officer

Date: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Chairman and Chief Executive Officer	March 12, 2015
Richard Leeds	(Principal Executive Officer)

/s/ BRUCE LEEDS	Vice Chairman and Director	March 12, 2015
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 12, 2015
Robert Leeds

/s/ LAWRENCE REINHOLD	Executive Vice President, Chief Financial Officer	March 12, 2015
Lawrence Reinhold	and Director
(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 12, 2015
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT ROSENTHAL	Director	March 12, 2015
Robert Rosenthal

/s/ STACY DICK	Director	March 12, 2015
Stacy Dick

/s/ MARIE ADLER-KRAVECAS	Director	March 12, 2015
Marie Adler-Kravecas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited the accompanying consolidated balance sheets of Systemax Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 12, 2015 expressed and unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited Systemax Inc. and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, “(2013 framework)” (the COSO Criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Systemax Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 12, 2015

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2014	2013

ASSETS:
Current assets:
Cash	$165.0	$181.4
Accounts receivable, net of allowances of $15.8 and $16.7	355.5	333.3
Inventories	289.9	321.8
Assets available for sale	-	1.1
Prepaid expenses and other current assets	15.9	16.3
Deferred income taxes	1.7	2.3
Total current assets	828.0	856.2

Property, plant and equipment, net	41.2	59.4
Deferred income taxes	13.5	15.3
Goodwill and intangibles	7.4	6.1
Other assets	4.8	5.2

Total assets	$894.9	$942.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$420.2	$418.7
Accrued expenses and other current liabilities	93.0	89.2
Current portion of long term debt	2.7	2.5
Total current liabilities	515.9	510.4

Long-term debt	0.9	2.9
Other liabilities	18.5	22.7
Total liabilities	535.3	536.0

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,861,992 and 38,861,992 shares; outstanding 36,808,158 and 36,729,295 shares	0.4	0.4
Additional paid-in capital	184.3	183.3
Treasury stock at cost —2,053,834 and 2,132,697 shares	(25.4)	(26.4)
Retained earnings	209.2	246.7
Accumulated other comprehensive income (loss)	(8.9)	2.2
Total shareholders’ equity	359.6	406.2

Total liabilities and shareholders’ equity	$894.9	$942.2

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$3,442.8	$3,352.3	$3,544.3
Cost of sales	2,949.6	2,869.4	3,058.5
Gross profit	493.2	482.9	485.8
Selling, general and administrative expenses	494.7	481.3	479.4
Special charges, net	24.4	22.2	46.3
Operating loss from continuing operations	(25.9)	(20.6)	(39.9)
Foreign currency exchange loss	5.4	0.1	0.3
Interest and other income, net	-	(0.4)	(0.3)
Interest expense	1.3	1.5	1.7
Loss from continuing operations before income taxes	(32.6)	(21.8)	(41.6)
Provision for (benefit from) income taxes	4.9	22.0	(33.6)
Loss from continuing operations	(37.5)	(43.8)	(8.0)
Loss from discontinued operations, net of tax	-	-	(0.3)
Net loss	$(37.5)	$(43.8)	$(8.3)

Loss from continuing operations and net loss per common share:
Basic	$(1.01)	$(1.18)	$(0.22)
Diluted	$(1.01)	$(1.18)	$(0.22)

Weighted average common and common equivalent shares:
Basic	37.1	37.0	36.9
Diluted	37.1	37.0	36.9

Dividends declared	$-	$-	$0.25

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
	Year Ended December 31,
	2014	2013	2012
Net loss	$(37.5)	$(43.8)	$(8.3)
Other comprehensive income (loss):
Foreign currency translation	(11.1)	1.2	5.0
Total comprehensive loss	$(48.6)	$(42.6)	$(3.3)

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(37.5)	$(43.8)	$(8.0)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	16.3	19.3	18.0
Asset impairment	10.2	4.1	39.9
Provision (benefit) for deferred income taxes	0.5	26.4	(36.6)
Provision for returns and doubtful accounts	8.9	4.0	5.0
Compensation expense related to equity compensation plans	1.5	2.9	4.1
Excess tax benefit from exercises of stock options	-	(0.1)	(0.5)
Loss on dispositions and abandonment	0.1	0.1	0.3

Changes in operating assets and liabilities:
Accounts receivable	(55.0)	(23.4)	(25.4)
Inventories	26.8	46.1	5.0
Prepaid expenses and other current assets	(1.0)	(1.4)	3.0
Income taxes payable (receivable)	14.4	(8.7)	(8.8)
Accounts payable	10.8	12.2	64.9
Accrued expenses and other current liabilities	3.9	9.1	14.5
Net cash (used in) provided by operating activities from continuing operations	(0.1)	46.8	75.4
Net cash used in operating activities from discontinued operations	-	-	(0.4)
Net cash (used in) provided by operating activities	(0.1)	46.8	75.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7.1)	(13.7)	(12.1)
Proceeds from disposals of property, plant and equipment	1.0	0.3	0.1
Purchase of SCC Services BV, net of cash acquired	(6.4)	-	-
Net cash used in investing activities	(12.5)	(13.4)	(12.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(2.6)	(2.8)	(2.8)
Dividends paid	-	-	(9.1)
Proceeds from issuance of common stock	0.3	0.1	0.3
Excess tax benefit from exercises of stock options	-	0.1	0.5
Net cash used in financing activities	(2.3)	(2.6)	(11.1)

EFFECTS OF EXCHANGE RATES ON CASH	(1.5)	(0.1)	1.5

NET (DECREASE) INCREASE IN CASH	(16.4)	30.7	53.4
CASH – BEGINNING OF YEAR	181.4	150.7	97.3

CASH – END OF YEAR	$165.0	$181.4	$150.7
Supplemental disclosures:
Interest paid	$1.1	$1.2	$1.4
Income taxes paid	$5.2	$8.1	$11.4
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$0.8	$-	$1.3

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balances, December 31, 2011	36,399	$0.4	$180.5	$(30.5)	$307.9	$(4.0)	$454.3
Stock-based compensation expense			4.1				4.1
Issuance of restricted stock	47		(0.5)	0.6			0.1
Exercise of stock options	109		(1.0)	1.3			0.3
Surrender of fully vested options			(0.7)				(0.7)
Income tax benefit on stock-based compensation			0.6				0.6
Change in cumulative translation adjustment						5.0	5.0
Dividends paid					(9.1)		(9.1)
Net loss					(8.3)		(8.3)
Balances, December 31, 2012	36,555	$0.4	$183.0	$(28.6)	$290.5	$1.0	446.3
Stock-based compensation expense			2.9				2.9
Issuance of restricted stock	140		(1.9)	1.8			(0.1)
Exercise of stock options	34		(0.3)	0.4			0.1
Surrender of fully vested options and restricted stock			(0.4)				(0.4)
Change in cumulative translation adjustment						1.2	1.2
Net loss					(43.8)		(43.8)
Balances, December 31, 2013	36,729	$0.4	$183.3	$(26.4)	$246.7	$2.2	406.2
Stock-based compensation expense			1.5				1.5
Issuance of restricted stock	45		(0.3)	0.6			0.3
Exercise of stock options	34		(0.1)	0.4			0.3
Surrender of fully vested options			(0.1)				(0.1)
Change in cumulative translation adjustment						(11.1)	(11.1)
Net loss					(37.5)		(37.5)
Balances, December 31, 2014	36,808	$0.4	$184.3	$(25.4)	$209.2	$(8.9)	$359.6

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

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month. The full years of 2014, 2013 and 2012 included 52 weeks.

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

Assets available for sale — Assets available for sale consisted of our former PC manufacturing facility located in Fletcher, Ohio, including land and land improvements.  The cost of the land, land improvements and building has been adjusted to estimated fair market value based on quoted prices in the active market.  This asset was sold in the second quarter of 2014 for $0.9 million and the remainder of the asset, $0.2 million, was recorded in special charges in the Consolidated Statements of Operations within the Technology Products segment.

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

Evaluation of Long-lived Assets — Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. As a result of negative cash flows in its Technology Products segment operations in North America in 2014, and a forecast for continued use of cash in 2015, the Company conducted an evaluation of the long-lived assets in those operations and concluded that those assets were impaired. Accordingly an impairment charge of approximately $9.5 million, pre-tax, was recorded in the fourth quarter of 2014.

Goodwill and intangible assets — Goodwill represents the excess of the cost of acquired assets over the fair value of assets acquired. The Company tests goodwill and identifiable intangible assets (trademarks) for impairment annually or more frequently if indicators of impairment exist. The Company assesses the carrying value of its definite-lived intangible assets if circumstances indicate that those values may not be recoverable.  As a result of negative cash flows in its operations in Technology Products segment operations in North America in 2014, the Company conducted an evaluation of the intangible assets in those operations and concluded that those assets were impaired and an impairment charge of approximately $0.5 million, pre-tax, was recorded in the fourth quarter of 2014.

In December 2013, the Company sold certain CompUSA intellectual property assets and the Company discontinued using the CompUSA brand in Puerto Rico. As a result, for the year ended December 31, 2013, the Company incurred write offs of approximately $2.9 million, pre-tax, related to the intangible assets of the CompUSA brand in Puerto Rico.

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

Net advertising expenses were $66.1 million, $60.1 million and $57.7 million during 2014, 2013 and 2012, respectively, and are included in the accompanying consolidated statements of operations. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $38.8 million, $45.9 million and $47.8 million during 2014, 2013 and 2012, respectively.

Prepaid expenses as of December 2014 and 2013 include deferred advertising costs of $0.1 million and $0.7 million, respectively which are reflected as an expense during the periods benefited, typically the subsequent fiscal quarter.

Stock based compensation — The Company recognizes the fair value of share based compensation in the consolidated statement of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award.

Net Income Per Common Share – Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The weighted average number of stock options outstanding included in the computation of diluted earnings (loss) per share was zero shares for the years ended December 31, 2014, 2013 and 2012.  The weighted average number of restricted stock awards included in the computation of diluted (loss) per share was zero shares for the year December 31, 2014, 2013, and 2012.  The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.8 million shares, 1.2 million shares and 1.1 million shares for the years ended December 31, 2014, 2013 and 2012, respectively, due to their antidilutive effect.  The weighted average number of restricted awards outstanding excluded from the computation of diluted (loss) per share was zero shares, 0.1 million shares and zero shares for the years ended December 31, 2014, 2013 and 2012, respectively, due to their antidilutive effect.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service.  The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to such plans was approximately $0.9 million, $0.9 million and $1.0 million in 2014, 2013 and 2012, respectively.

Fair Value Measurements - Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable.  The Company estimates the fair value of financial instruments based on interest rates available to the Company.  At December 31, 2014 and 2013, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

The fair value of goodwill, non-amortizing intangibles and long lived assets is measured in connection with the Company’s annual impairment testing. The Company performs a qualitative assessment of goodwill and non-amortizing intangibles to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment shows that the fair value of the reporting unit exceeds its carrying amount, the company is not required to complete the annual two step goodwill impairment test.  If a quantitative analysis is required to be performed for goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model.  A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, same store sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense and are classified in accordance with ASC 820, “Fair Value Measurements and Disclosures”, within Level 3 of the valuation hierarchy. Long lived assets are assets used in the Company’s operations and include leasehold improvements, warehouse and retail store fixtures and similar property used to generate sales and cash flows.  Long lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured. If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired. In 2014 the Company’s evaluation of the intangible assets in its Technology Products segment in North America concluded that certain long lived assets were impaired and an impairment charge of approximately $9.5 million, pre-tax, was recorded in the fourth quarter of 2014.

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

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors.  In 2014, two vendors accounted for 10% or more of our purchases – one vendor was 12.6%; the other vendor was 11.6%.  In 2013, one vendor accounted for 13.9% of our purchases and in 2012, no vendor accounted for 10% or more of our purchases.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  This ASU provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply this new guidance, as applicable.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”.  This ASU provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In addition, this ASU specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers.  This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption, with early application not permitted.  The Company is currently determining its implementation approach and assessing the impact, if any, on the condensed consolidated financial statements.

2.        ACQUISITION

On June 12, 2014, the Company acquired SCC Services B.V. (renamed “Misco Solutions B.V”. in 2015), a supplier of business-to-business IT products and services with operations in the Netherlands.  The purchase price (after giving effect to the conversion of Euros to U.S. dollars) was approximately $7.3 million in cash (5.4 million Euro), $0.6 million (0.4 million Euro) of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement. The Company completed a preliminary allocation of the purchase price as of the acquisition date and recorded assets of approximately $1.5 million for Goodwill, $1.0 million for Client Lists and $0.2 million for Trademarks.  These assets were recorded in the Company’s Technology Products business segment.  The Company expects to amortize 62% of its Client Lists over a 10 year period and 38% of its Client Lists over a 4 year period. All other assets have indefinite lives.  A final purchase price allocation will be completed in 2015.  The operating results of SCC Services are included in the accompanying consolidated statements of operations from the date of acquisition. SCC Services is included in the European operations of the Company’s Technology Products reportable segment.  The Company has determined that this was not a material acquisition. The gross carrying amount and accumulated amortization for amortizable assets related to this acquisition at December 31, 2014 was as follows (in millions):

	December 31,
	2014
	Gross Carrying Amount	Accumulated Amortization
Client lists	$1.0	$0.1
Total	$1.0	0.1

3.       GOODWILL AND INTANGIBLES

Goodwill:

The following table provides information related to the carrying value of goodwill (in millions):

	December 31,	December 31,
	2014	2013
Balance January 1	$2.4	$2.4
Adjustments to purchase price allocation	1.2	-
Deferred tax adjustment	0.3	-
Balance December 31	$3.9	$2.4

Indefinite-lived intangible assets:

The following table summarizes information related to indefinite-lived intangible assets (in millions):

	December 31,	December 31,
	2014	2013
Balance January 1	$2.3	$5.4
Adjustments to purchase price allocation	0.2	-
Intangible write offs	-	(2.9)
Sale proceeds	-	(0.2)
Balance December 31	$2.5	$2.3

During 2013, the Company wrote off the remaining carrying value of the indefinite-lived intangible assets of CompUSA of approximately $2.9 million. These write offs and impairment charges were recorded in the Consolidated Statements of Operations as special charges within the Technology Products segment.

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31,		December 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Retail store leases	$3.4	3.4	$3.4	$2.5
Client lists	3.6	2.6	2.6	2.2
Technology	1.0	1.0	1.0	0.9
Total	$8.0	7.0	$7.0	$5.6

During 2014, the Company incurred impairment charges related to the remaining retail store leases of approximately $0.5 million and recorded intangible assets of $1.0 million related to the SCC acquisition (see Note 2).  In 2013 the Company incurred accelerated amortization of approximately $0.9 million related to the termination of one of the retail store leases.

The aggregate amortization expense for these intangibles was approximately $1.4 million in 2014. The estimated amortization for future years ending December 31 is as follows (in millions):

2015	$0.2
2016	0.2
2017	0.2
2018 and after	0.4
Total	1.0

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2014	2013
Land and buildings	$18.6	$19.7
Furniture and fixtures, office, computer and other equipment and software	127.6	129.2
Leasehold improvements	26.8	30.8
	173.0	179.7
Less accumulated depreciation and amortization	131.8	120.3
Property, plant and equipment, net	$41.2	$59.4

Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2014	2013
Office, computer and other equipment	$17.4	$17.4
Less: Accumulated amortization	14.5	12.0
	$2.9	$5.4

Depreciation charged to operations for property, plant and equipment including capital leases in 2014, 2013, and 2012 was $15.4 million, $17.4 million and $16.6 million, respectively.  As a result of negative cash flows in its Technology Products  segment operations in North America, and a forecast for continued use of cash,  the Company conducted an evaluation of the long-lived assets in those operations and concluded that those assets were impaired. Accordingly an impairment charge of approximately $9.5 million, pre-tax, was recorded.

5.       CREDIT FACILITIES

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 26, 2015 and the Company expects to renew the facility on or before that date in 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of December 31, 2014, eligible collateral under this agreement was $121.9 million, total availability was $116.4 million, total outstanding letters of credit were $5.5 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of December 31, 2014.

The weighted average interest rate on short-term borrowings was 4.3%, 4.3%, and 4.3% in 2014, 2013 and 2012, respectively.

6.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2014	2013
Payroll and employee benefits	$34.6	$33.0
Advertising	11.9	10.0
Sales and VAT tax payable	9.3	9.0
Freight	8.0	6.7
Reorganization costs	4.7	8.0
Other	24.5	22.5
	$93.0	$89.2

7.       LONG-TERM DEBT

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bond proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As of December 31, 2014, there was $2.2 million outstanding against this financing facility.

Long-term debt consists of (in millions):

	December 31,
	2014	2013
Warehouse capitalized equipment lease	$2.2	$4.1
Other capitalized equipment lease	1.4	1.3
Subtotal	3.6	5.4
Less: current portion	2.7	2.5
	$0.9	$2.9

The aggregate maturities of long-term debt outstanding at December 31, 2014 are as follows (in millions):

	2015	2016	2017	2018	2019
Maturities	$2.7	$0.6	$0.3	$-	$-

8.   SPECIAL CHARGES, NET

The Company’s Technology Products segment incurred special charges of approximately $24.3 million in 2014. These charges, estimates of which were previously disclosed, included approximately $11.7 million in estimated workforce reductions related to the restructuring of our European operations, $0.5 million in continued recruitment costs to staff the European shared services center, $0.1 million for changes in the estimate of lease valuation accruals and the buyout of the two retail store leases that were exited in 2013 prior to lease expiration (Other Exit Costs), $0.3 million in other costs related to the retail stores that were closed in 2013, $0.2 million in charges related to the final sale of the facility which had been used in connection with our previously exited PC manufacturing business and $1.5 million of additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees. In the fourth quarter of 2014, after conducting an evaluation of the long-lived and intangible assets in its operations in the United States and Canada, an impairment charge of approximately $10.0 million, pre-tax, was recorded.

The balance of the workforce reduction costs and retail store closing liabilities are included in the Consolidated Balance Sheet within accrued expenses and other current liabilities and other non-current liabilities.

The following table details the associated liabilities incurred related to the Technology Products segments special charges (in millions):

	Workforce Reductions and Personnel Costs	Other Exit Costs	Total
Balance January 1, 2014	$7.0	$5.1	$12.1
Charged to expense	11.7	0.1	11.8
Paid or otherwise settled	(14.0)	(5.2)	(19.2)
Balance December 31, 2014	$4.7	$-	$4.7

Corporate and other segment incurred $0.1 million of special charges related to severance costs in the year.

9.        SHAREHOLDERS’ EQUITY

Stock based compensation plans

The Company currently has five equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Long-term Stock Incentive Plan - This plan, adopted in 1995, allowed the Company to issue qualified, non-qualified and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance unit grants and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options issued under this plan expire ten years after the options are granted. The ability to grant new awards under this plan ended on December 31, 2005 but awards granted prior to such date continue until their expiration. No options were outstanding under this plan as of December 31, 2014.

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. A total of 4,000 options were outstanding under this plan as of December 31, 2014.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted in October 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. The Company increased the number of shares that may be granted under this plan to a maximum of 7,500,000 from 5,000,000 shares. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. The ability to grant new awards under this plan ended on December 31, 2009 but awards granted prior to such date continue until their expiration.  A total of 558,500 options were outstanding under this plan as of December 31, 2014.

The 2006 Stock Incentive Plan For Non-Employee Directors - This plan, adopted by the Company’s stockholders in October, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 15,000 options were outstanding under this plan as of December 31, 2014.

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April, 2010 with substantially the same terms and provisions as the 1999 Long-term Stock Incentive Plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 524,750 options and 255,000 restricted stock units were outstanding under this plan as of December 31, 2014.

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

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for 2014, 2013 and 2012 was $0.7 million, $1.1 million, and $2.5 million respectively. The related future income tax benefits recognized for 2014, 2013 and 2012 were $0.2 million, $0.4 million and $1.4 million, respectively.

Stock options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2014, 2013 and 2012:

	2014	2013	2012

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	2.02%	1.66%	1.10%
Expected volatility	47.1%	41.1%	57.3%
Expected life in years	6.2	7.9	6.3

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2014		2013		2012
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,175,499	$16.11	1,353,059	$15.88	1,285,115	$13.39
Granted	65,000	$12.39	60,000	$9.54	772,500	$15.00
Exercised	(33,749)	$9.78	(34,310)	$3.04	(109,466)	$3.12
Cancelled or expired	(104,500)	$15.83	(203,250)	$14.84	(595,090)	$11.71
Outstanding at end of year	1,102,250	$16.11	1,175,499	$16.11	1,353,059	$15.88

Options exercisable at year end	839,500		772,749		682,809
Weighted average fair value per option granted during the year	$5.92		$4.44		$7.90

The total intrinsic value of options exercised was $0.2 million, $0.2 million and $1.4 million respectively, for 2014, 2013 and 2012.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2014:

Range of Exercise Prices			Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$10.00	51,202	$9.26	7.91	$0.2
$10.01	to	$15.00	384,237	$13.08	5.57	0.3
$15.01	to	$20.00	529,774	$18.31	4.77	-
$20.01	to	$20.15	100,000	$20.15	2.06	-
$5.00	to	$20.15	1,065,213	$16.16	4.95	$0.5

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2014 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2014. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2014:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2014	402,750	$8.58
Granted	65,000	$5.92
Vested	(134,000)	$8.77
Forfeited	(71,000)	$7.02
Unvested at December 31, 2014	262,750	$8.25

At December 31, 2014, there was approximately $0.4 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.67 years. The total fair value of stock options vested during 2014, 2013 and 2012 was $1.2 million, $1.6 million and $1.1 million, respectively.

Restricted Stock and Restricted Stock Units

In 2004, the Company granted 1,000,000 restricted stock units (“RSUs”) under the 1999 Plan to a former officer and director. A RSU represents the right to receive a share of the Company’s common stock. The RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vested at the rate of 20% on May 31, 2005 and 10% per year on April 1, 2006 and each year thereafter. The share-based expense for RSUs is determined based on the market price of the Company’s stock at the date of the award.  Compensation expense related to this RSU was zero in 2014, 2013 and 2012.  As part of the settlement agreement with a former officer and director of the company, all unvested RSUs were terminated and of no further force and effect.

In August 2010, the Company granted 175,000 RSUs under the 2010 Plan to a key employee who is also a Company director.  These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vests in ten equal annual installments of 17,500 units beginning May 15, 2011 and each May 15, thereafter.  Compensation expense related to this RSU award was approximately $0.2 million, $0.3 million and $0.4 million during each of 2014, 2013 and 2012, respectively.

In October 2011, the Company granted 100,000 RSUs under the 2010 Plan to, at that time, a key employee.   This RSU award was a non-performance award which vested in ten equal annual installments of 10,000 units beginning October 3, 2012 and each October 3 thereafter.   The termination without cause of this key employee during 2013 caused the accelerated vesting of the remaining 90,000 shares in accordance with the restricted stock agreement with the Company. Compensation expense related to these restricted stock awards was approximately $ 0.0 million, $0.8 million and $0.2 million during each of 2014, 2013 and 2012, respectively.

In November 2011, the Company granted 100,000 RSUs under the 2010 Plan to a key employee who is also a Company director. This RSU award was a non-performance award which vests in ten equal annual installments of 10,000 units beginning November 14, 2012 and each November 14 thereafter.  Compensation expense related to this RSU award was approximately $0.2 million, $0.2 million and $0.4 million during each of 2014, 2013 and 2012, respectively.

In January 2012 and March 2012, the Company granted 50,000 RSUs under the 2010 Plan to each of two key employees.  These RSU awards were non-performance awards which vests in ten equal annual installments of 10,000 units beginning January 3, 2013 and March 1, 2013, respectively, and each January 3 and March 1, thereafter.  Compensation expense related to these RSU awards were approximately $0.3 million, $0.4 million and $0.5 million during each of 2014, 2013 and 2012, respectively.

Share-based compensation expense for restricted stock issued to Directors was $0.1 million in each of 2014, 2013 and 2012.

10.     INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
United States	$(9.3)	$(18.8)	$(66.5)
Foreign	(23.3)	(3.0)	24.9
Total	$(32.6)	$(21.8)	$(41.6)

The (benefit) provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(0.3)	$(8.2)	$(5.4)
State	0.6	0.6	0.3
Foreign	4.1	3.2	8.1
Total current	4.4	(4.4)	3.0

Deferred:
Federal	-	20.5	(16.5)
State	(0.5)	4.8	(3.3)
Foreign	1.0	1.1	(16.8)
Total deferred	0.5	26.4	(36.6)
TOTAL	$4.9	$22.0	$(33.6)

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

The Company recorded a tax benefit of $0.2 million in 2012, related to discontinued operations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2014		2013		2012
Income tax at Federal statutory rate	$(11.4)	(35.0)%	$(7.6)	(35.0)%	$(14.5)	(35.0)%
Foreign taxes at rates different from the U.S. rate	6.1	18.7	2.3	10.6	(3.7)	(8.9)
State and local income taxes, net of federal tax benefit	1.3	4.0	(0.3)	(1.4)	(2.1)	(5.0)
Changes in valuation allowances	9.1	27.9	28.9	132.6	(13.3)	(31.9)
Change in deferred tax liability	-	-	(1.2)	(5.5)	-	-
Non-deductible items	-	-	0.1	0.5	0.1	0.2
Other items, net	(0.2)	(0.6)	(0.2)	(0.9)	(0.1)	(0.2)
Income tax	$4.9	15.0%	$22.0	100.9%	$(33.6)	(80.8)%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2014	2013
Assets:
Current:
Accrued expenses and other liabilities	$10.5	$10.8
Inventory	4.2	4.6
Valuation allowances	(10.5)	(11.2)
Total current assets	$4.2	$4.2

Non-current:
Net operating loss and credit carryforwards	$35.0	$30.1
Depreciation	2.5	2.0
Intangible & other	16.2	15.2
Valuation allowances	(38.3)	(28.5)
Total non-current assets	$15.4	$18.8

Liabilities :
Current :
Deductible assets	$1.5	$0.7
Other	1.0	1.2
Total current liabilities	$2.5	$1.9

Non-current:
Amortization	$1.2	$1.1
Depreciation	0.1	1.8
Other	0.6	0.6
Total non-current liabilities	$1.9	$3.5

During the current year the Company recorded valuation allowances against deferred tax assets of approximately $9.1 million. These valuation allowances were recorded against U.S. federal deferred tax assets of approximately $2.9 million, foreign deferred tax assets of $7.4 million, and were partially offset by a reduction in state deferred tax asset valuation allowances of approximately $ 1.2 miilion. These valuation allowances were recorded primarily as a result of Managements’ belief that the deferred assets are not likely to be realized due to recent losses.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $66.8 million as of December 31, 2014, since these earnings are considered indefinitely reinvested. The Company has gross foreign net operating loss carryforwards of $80.8 million which expire through 2030. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

As of December 31, 2014, the Company has approximately $1.4 million in federal tax credit carryforwards expiring in years through 2024 and various amounts of state and foreign net operating loss carryforwards expiring through 2034.  The Company has recorded valuation allowances of approximately $48.8 million, including valuations against the federal and state deductibility of temporary differences including net operating losses, of $23.0 million and $7.7 million respectively, foreign tax credits of $1.4 million and tax effected temporary differences and net operating loss carryforwards in foreign jurisdictions of $16.7 million.

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

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. As of December 31, 2014 the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interests or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2014 or 2013.

11.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases - The Company is obligated under operating lease agreements for the rental of certain office and warehouse facilities and equipment which expire at various dates through August 2032. The Company currently leases its headquarters office/warehouse facility in New York from an entity owned by the Company’s three principal shareholders and senior executive officers. The Company believes that these payments were no higher than would be paid to an unrelated lessor for comparable space. The Company also acquires certain computer, communications equipment, and machinery and equipment pursuant to capital lease obligations.

At December 31, 2014, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in millions):

	Capital Leases	Operating Leases	Total

2015	2.8	$28.3	$31.1
2016	0.6	26.4	27.0
2017	0.3	26.0	26.3
2018	-	21.4	21.4
2019	-	19.1	19.1
2020-2024	-	51.7	51.7
2025-2029	-	25.6	25.6
Thereafter	-	8.0	8.0
Total minimum lease payments	3.7	206.5	210.2
Less: sublease rental income	-	2.5	2.5
Lease obligation net of subleases	3.7	$204.0	207.7
Less: amount representing interest	0.1
Present value of minimum capital lease payments (including current portion of $2.7)	$3.6

Annual rent expense aggregated approximately $31.5 million, $34.6 million and $33.4 million in 2014, 2013 and 2012, respectively.  Included in rent expense was $0.9 million in 2014, 2013 and 2012, to related parties. Rent expense is net of sublease income of $0.0 million for 2014, $0.1 million for 2013, and $0.2 million for 2012, respectively.

Other Matters

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation, and are being vigorously defended.  In this regard, the State of New York has claimed that certain of the Company’s consumer electronics e-commerce sales are subject to sales tax in those states.  The Company intends to vigorously defend these matters and believes it has strong defenses.  The Company is also being audited by an entity representing 45 states seeking recovery of “unclaimed property”.  The Company is complying with the audit and is providing requested information.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2014 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2014 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s North American Technology Products business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty months’ imprisonment, respectively.  The Court also set a restitution hearing for April 10, 2015 to determine the amount of restitution Gilbert Fiorentino and Carl Fiorentino are obligated to pay the Company.

On January 27, 2015, the senior financial officer of the Company's North American Technology Products segment testified before a federal grand jury in the Southern District of Florida pursuant to a subpoena. The USAO has not advised the Company as to the nature or scope of the grand jury proceeding.  Further, the Company's Audit Committee, with the assistance of independent outside counsel, is cooperating with a current investigation by the USAO into allegations arising from the Fiorentino investigation regarding possible executive officer conflicts of interest and conduct related to internal controls and books and records.  The Company does not currently believe these matters have had or will have a material effect on the Company's previously reported consolidated financial statements. However, it is not possible at this time to predict when the current investigation will be completed; what subject(s) will be investigated; what actions, if any, may be taken by the government as a result of its investigation; or whether any of these matters will have a material adverse impact on the Company.

12.    SEGMENT AND RELATED INFORMATION

The Company operates and is internally managed in two reportable business segments, Technology Products and Industrial Products. The Company’s chief operating decision-maker is the Company’s Chief Executive Officer (“CEO”).  The CEO, in his role as Chief Operating Decision Maker (“CODM”), evaluates segment performance based on operating income (loss) from continuing operations. The CODM reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only.  The accounting policies of the segments are the same as those of the Company.  Corporate costs not identified with the disclosed segments are grouped as “Corporate and other expenses.”

Financial information relating to the Company’s operations by reportable segment was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net Sales:
Technology Products	$2,880.9	$2,873.3	$3,137.6
Industrial Products	556.0	473.8	401.9
Corporate and other	5.9	5.2	4.8
Consolidated	$3,442.8	$3,352.3	$3,544.3

Depreciation and Amortization Expense:
Technology Products	$12.9	$16.1	$15.1
Industrial Products	2.1	2.2	1.9
Corporate and other	1.3	1.0	1.0
Consolidated	$16.3	$19.3	$18.0

Operating Income (Loss):
Technology Products	$(51.3)	$(40.6)	$(47.2)
Industrial Products	41.0	40.0	29.9
Corporate and other expenses	(15.6)	(20.0)	(22.6)
Consolidated	$(25.9)	$(20.6)	$(39.9)

Total Assets
Technology Products	$501.9	$598.3	$564.4
Industrial Products	136.4	110.0	157.7
Corporate and other	256.6	233.9	240.2
Consolidated	$894.9	$942.2	$962.3

Financial information relating to the Company’s operations by geographic area was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net Sales:
United States	$2,061.8	$2,051.1	2.203.2
United Kingdom	471.9	468.5	491.7
France	383.2	335.4	312.7
Other Europe	334.8	291.5	322.3
Other North America	191.1	205.8	214.4
Consolidated	$3,442.8	$3,352.3	3,544.3

Long-lived Assets:
United States	$16.7	$32.3	$42.0
United Kingdom	17.5	18.7	16.6
France	0.8	0.9	0.1
Other Europe and Asia	5.5	6.4	2.7
Other North America	0.7	1.1	1.6
Consolidated	$41.2	$59.4	$63.0

Net sales are attributed to countries based on location of selling subsidiary.

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data, excluding discontinued operations, is as follows (in millions, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Net sales	$873.4	$831.1	$825.4	$912.9
Gross profit	$127.9	$123.3	$117.5	$124.5
Net loss	$(3.0)	$(6.2)	$(2.8)	$(25.5)
Net loss per common share:
Basic	$(0.08)	$(0.17)	$(0.08)	$(0.69)
Diluted	$(0.08)	$(0.17)	$(0.08)	$(0.69)

2013:
Net sales	$880.6	$805.7	$791.8	$874.2
Gross profit	$121.6	$116.3	$116.8	$128.2
Net loss	$(6.3)	$(6.1)	$(11.6)	$(19.8)
Net loss per common share:
Basic	$(0.17)	$(0.16)	$(0.31)	$(0.54)
Diluted	$(0.17)	$(0.16)	$(0.31)	$(0.54)

14.  SUBSEQUENT EVENTS (unaudited)

On March 10, 2015 the Company announced that its Technology Products business segment would be exiting the retail store business in order to accelerate its focus on its business to business (“B2B”) operations. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales.  The Company has engaged outside firms to assist with the retail store liquidation, as well as the workforce reduction, and anticipates that all of these actions will be completed by the end of the second quarter of 2015. The Company anticipates that one time exit charges will aggregate between $50 and $55 million (including approximately $4 million of severance expenses, and $39 million in lease exit costs) substantially all of which will require cash expenditures. The Company expects these costs to be paid out beginning in the first quarter of 2015 through the end of 2017.

On January 30, 2015, the Company announced that its Industrial Products Group had completed its previously announced acquisition of the Plant Equipment Group, a business-to-business direct marketer of maintenance, repair and operations (“MRO”) products, from TAKKT America for $25.9 million in cash; post-closing working capital adjustments were deminimis.

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in millions)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other		Balance at End of Period
Allowance for doubtful accounts
2014	$5.8	$8.9	$(8.3)	$0.1	(1)	$6.5
2013	$6.3	$4.0	$(4.5)	$-		$5.8
2012	$5.4	$5.0	$(4.1)	$-		$6.3

Allowance for sales returns
2014	$10.9	$9.3	$-	$(10.9	) (2)	$9.3
2013	$9.2	$10.9	$-	$(9.2	) (2)	$10.9
2012	$9.3	$9.2	$-	$(9.3	) (2)	$9.2

Allowance for inventory returns
2014	$(9.2)	$(7.8)	-	$9.2	(2)	$(7.8)
2013	$(8.0)	$(9.2)	-	$8.0	(2)	$(9.2)
2012	$(7.9)	$(8.0)	-	$7.9	(2)	$(8.0)

Allowance for deferred tax assets
2014
Current	$11.2	$(0.7)	$-	$-		$10.5
Noncurrent	$28.5	$9.8	$-	$-		$38.3
2013
Current	$2.2	$9.0	$-	$-		$11.2
Noncurrent	$8.9	$19.6	$-	$-		$28.5
2012
Current	$1.5	$0.7	$-	$-		$2.2
Noncurrent	$28.4	$(19.5)	$-	$-		$8.9

(1) Other relates to SCC Netherlands BV acquisition allowance for doubtful accounts as of acquisition date.
(2) Amounts represent gross revenue and cost reversals to the estimated sales returns and allowances accounts.