Form 10-Q
period 2015-03-31
SYSTEMAX INC
filed 2015-05-07
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of April 29, 2015 was 36,818,158.

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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Current assets:
Cash	$132.9	$165.0
Accounts receivable, net	322.1	355.5
Inventories	272.7	289.9
Prepaid expenses and other current assets	15.5	15.9
Deferred income taxes	1.7	1.7
Total current assets	744.9	828.0

Property, plant and equipment, net	40.5	41.2
Deferred income taxes	10.5	13.5
Goodwill and intangibles	20.0	7.4
Other assets	4.2	4.8
Total assets	$820.1	$894.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$392.7	$420.2
Accrued expenses and other current liabilities	82.2	93.0
Current portion of long-term debt	2.3	2.7
Total current liabilities	477.2	515.9

Long-term debt	0.8	0.9
Other liabilities	15.7	18.5
Total liabilities	493.7	535.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock
Common stock	0.4	0.4
Additional paid-in capital	184.6	184.3
Treasury stock	(25.3)	(25.4)
Retained earnings	180.6	209.2
Accumulated other comprehensive loss	(13.9)	(8.9)
Total shareholders’ equity	326.4	359.6

Total liabilities and shareholders’ equity	$820.1	$894.9

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$785.8	$873.4
Cost of sales	678.0	745.5
Gross profit	107.8	127.9
Selling, general & administrative expenses	122.0	126.8
Special charges	5.3	2.4
Operating income (loss)	(19.5)	(1.3)
Foreign currency exchange loss	7.2	0.5
Interest and other income, net	(0.1)	-
Interest expense	0.3	0.3
Income (loss) before income taxes	(26.9)	(2.1)
Provision for income taxes	1.7	0.9
Net income (loss)	$(28.6)	$($3.0)

Net income (loss) per common share:
Basic	$(0.77)	$(0.08)
Diluted	$(0.77)	$(0.08)

Weighted average common and common equivalent shares:
Basic	37.1	37.0
Diluted	37.1	37.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(28.6)	$(3.0)
Other comprehensive income (loss):
Foreign currency translation	(5.0)	0.4
Total comprehensive loss	$(33.6)	$(2.6)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(28.6)	$(3.0)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3.8	4.2
Asset impairment charges	0.6	-
Provision (benefit) for deferred income taxes	0.5	(0.4)
Provision for returns and doubtful accounts	0.9	2.6
Compensation expense related to equity compensation plans	0.4	0.5
Changes in operating assets and liabilities:
Accounts receivable	23.0	(42.1)
Inventories	22.1	(4.5)
Prepaid expenses and other current assets	3.0	0.2
Income taxes payable (receivable)	0.1	7.7
Accounts payable	(17.9)	22.5
Accrued expenses and other liabilities	(13.6)	(7.6)
Net cash used in operating activities	(5.7)	(19.9)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.8)	(1.7)
Purchase of P.E.G., net of cash acquired	(24.9)	-
Net cash used in investing activities	(28.7)	(1.7)

Cash flows from financing activities:
Repayments of capital lease obligations	(0.5)	(0.6)
Net cash used in financing activities	(0.5)	(0.6)

Effects of exchange rates on cash	2.8	0.5

Net decrease in cash	(32.1)	(21.7)
Cash – beginning of period	165.0	181.4
Cash – end of period	$132.9	$159.7

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock					Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Other Comprehensive Loss	Total Equity

Balances, January 1, 2015	36,808	$0.4	$184.3	$(25.4)	$209.2	$(8.9)	$359.6

Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	10		(0.1)	0.1			-
Change in cumulative translation adjustment						(5.0)	(5.0)
Net income (loss)					(28.6)		(28.6)

Balances, March 31, 2015	36,818	$0.4	$184.6	$(25.3)	$180.6	$(13.9)	$326.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2015 and the results of operations for the three month periods ended March 31, 2015 and 2014, statements of comprehensive income (loss) for the three month periods ended March 31, 2015 and 2014, cash flows for the three month periods ended March 31, 2015 and 2014 and changes in shareholders’ equity for the three month period ended March 31, 2015.  The December 31, 2014 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2014 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  The results for the three month periods ended March 31, 2015 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on March 28, 2015 and the prior year ended March 29, 2014.  The first quarters of both 2015 and 2014 included 13 weeks.

2.	Acquisition

On January 30, 2015, the Company’s Industrial Products group (“Industrial”) acquired all of the outstanding equity interests of the Plant Equipment Group (“P.E.G.”) from TAKKT America, a business-to-business direct marketer of maintenance, repair and operations (“MRO”) products with operations in North America for approximately $25.9 million in cash, $1.9 million of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement. This acquisition expands the Industrial Products segment presence in the MRO market in North America.  A preliminary allocation of the purchase price was done as of the acquisition date, subject to revision in the future.  The Company acquired approximately $13.2 million in net assets, including approximately $10.0 million in receivables, $11.2 million in inventories, $11.0 million in payables and recorded approximately $12.7 million of goodwill and other intangibles related to this acquisition.  The P.E.G. accounts are included in the accompanying condensed consolidated statement of operations from the date of acquisition.

3.	Net Income (Loss) per Common Share

Net income (loss) per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.   Net income (loss) per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options.  The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income (loss) per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was zero shares for the three months ended March 31, 2015 and 2014, respectively.  The weighted average number of restricted stock awards included in the computation of diluted earnings per share was zero shares for the three months ended March 31, 2015 and 2014, respectively.  The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was 0.9 million shares and 1.1 million shares for the three months ended March 31, 2015 and 2014, respectively, due to their antidilutive effect. The weighted average number of restricted awards outstanding excluded from the computation of diluted earnings per share was zero shares and a de minimis number of shares for the three months ended March 31, 2015 and 2014, respectively, due to their antidilutive effect.

4.	Credit Facilities and Long Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires on October 26, 2015 and the Company expects to renew or extend the facility on or before that date in 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2015, eligible collateral under this agreement was $104.4 million, total availability was $98.3 million, total outstanding letters of credit were $6.1 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of March 31, 2015.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bond proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As of March 31, 2015 there was approximately $1.7 million outstanding against this financing facility.

5.	Special Charges

The Company’s North America Technology Products Group (“NATG”) segment incurred special charges of approximately $4.6 million in the first quarter of 2015 relating to the previously announced exit from the retail store business in order to accelerate its focus on its business to business (“B2B”) operations, as well as, asset impairments and professional costs. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales.  Charges related to this action included approximately $2.0 million in workforce reductions and $0.7 million in consulting expenses. NATG also incurred asset impairment charges of $0.3 million.

Additionally NATG incurred $1.6 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the Fiorentinos; and professional costs related to the investigation being conducted at the request of the US Attorney for the Southern District of Florida.

The balance of the workforce reductions from the European restructuring, disclosed in previous filings, and the NATG restructuring plan are included in the Condensed Consolidated Balance Sheet within accrued expenses.

The following table details the associated liabilities related to the Technology Products segments special charges (in millions):

	EMEA - Workforce reductions and Personnel Costs	NATG - Workforce reductions	Total
Balance January 1, 2015	$4.7	$-	$4.7
Charged to expense	-	2.0	2.0
Paid or otherwise settled	(2.3)	-	(2.3)
Balance March 31, 2015	$2.4	$2.0	$4.4

The Company conducted an evaluation of its long-lived assets in its Germany operations and as a result of negative cash flows in 2015 and a forecast for continued cash use, concluded that those assets were impaired.  As a result, the Company recorded an impairment charge of approximately $0.3 million, pre-tax, in the first quarter of 2015.

Industrial incurred special charges of approximately $0.4 million in severance costs associated with the integration of P.E.G. completed in first quarter of 2015. This severance cost is included in the Condensed Consolidated Balance Sheet within accrued expenses and will be settled within the year.

6.	Segment Information

Systemax is primarily a direct marketer of brand name and private label products.  Our operations are organized into three reportable business segments – Industrial Products Group (“Industrial”), EMEA Technology Products Group (“EMEA”) and North America Technology Products Group (“NATG”).

Industrial sells a wide array of MRO industrial products and supplies which are marketed in North America and Mexico.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.

EMEA sells products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”).  These products include computers, computer supplies and consumer electronics which are marketed in Europe.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.

NATG sells ICT and CE which are marketed in North America and Puerto Rico.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.

The Company’s chief operating decision-maker is the Company’s Chief Executive Officer (“CEO”).  The CEO, in his role as Chief Operating Decision Maker (“CODM”), evaluates segment performance based on operating income (loss).  The CODM reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only.  The accounting policies of the segments are the same as those of the Company.  Corporate costs not identified with the disclosed segments are grouped as “Corporate and other expenses”.

The Industrial, EMEA and NATG segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  EMEA and NATG products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial segment being higher as a percentage of sales than those of the EMEA and NATG segments as a result of the Industrial segment having a longer selling cycle for its business customers and a business model requiring greater advertising expenditures than the EMEA and NATG segments. Additionally, the Industrial segment’s vendors generally do not provide significant funding to offset its marketing expenses.

Financial information relating to the Company’s operations by reportable segment was as follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net sales:
Industrial	$158.9	$129.1
EMEA	272.6	323.0
NATG	352.8	419.8
Corporate and other	1.5	1.5
Consolidated	$785.8	$873.4

Operating income (loss):
Industrial	$9.7	$9.7
EMEA	(4.8)	1.6
NATG	(19.7)	(8.2)
Corporate and other expenses	(4.7)	(4.4)
Consolidated	$(19.5)	$(1.3)

Financial information relating to the Company’s operations by geographic area was as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Net sales:
United States	$472.9	$500.8
United Kingdom	99.4	148.8
France	91.4	96.4
Other Europe	81.8	77.8
Other North America	40.3	49.6
Consolidated	$785.8	$873.4

 Revenues are attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable.  The Company estimates the fair value of financial instruments based on interest rates available to the Company.  At March 31, 2015 and 2014, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

The fair value of our reporting units with respect to goodwill, non-amortizing intangibles and long lived assets is measured in connection with the Company’s annual impairment testing. The Company performs a qualitative assessment of goodwill and non-amortizing intangibles to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment shows that the fair value of the reporting unit exceeds its carrying amount, the company is not required to complete the annual two step goodwill impairment test.  If a quantitative analysis is required to be performed for goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model.  A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, same store sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense. Long lived assets are assets used in the Company’s operations and include leasehold improvements, warehouse and retail store fixtures and similar property used to generate sales and cash flows.  Long lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured.  If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.  In 2015 the Company’s evaluation of certain long lived assets in the EMEA and NATG segments, concluded that certain long lived assets were impaired and aggregated impairment charges of approximately $0.6 million, pre-tax, were recorded in the first quarter of 2015.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2015 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2015 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s NATG business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty months’ imprisonment, respectively.  The Court held a preliminary restitution hearing on April 29, 2015 to determine the amount of restitution Gilbert Fiorentino and Carl Fiorentino are obligated to pay the Company, and assigned consideration of certain elements of the Company’s claims to a magistrate.  The Company cannot predict the outcome of its restitution claims.

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

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our exit from the managing of retail stores and the focusing of our NATG operations on B2B customers, financing needs, compliance with financial covenants in loan agreements, the timely implementation of technology systems, including transitioning certain sales, procurement and other management information systems functions from our existing information technology platforms to a new platform specifically developed for our needs, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, including our recent acquisition of P.E.G. in the US and Misco Solutions in the Netherlands, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

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

Overview

Systemax is primarily a direct marketer of brand name and private label products.  Our sales operations are organized in three reportable business segments – Industrial Products Group (“Industrial”), EMEA Technology Products Group (“EMEA”) and North America Technology Products Group (”NATG”).

Our Industrial, EMEA and NATG segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  EMEA and NATG products are generally higher in volume, lower in price and lower in product margin.  This results in higher operating margin for the Industrial segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the Industrial segment being higher as a percentage of sales than those of the EMEA and NATG segments as a result of the Industrial segment having a longer selling cycle for its business customers than the EMEA and NATG segments. Additionally, the Industrial segment’s vendors generally do not provide significant funding to offset its marketing expenses. Within these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Recent Developments:

On March 10, 2015 the Company announced that its NATG segment would be exiting the retail store business in order to accelerate its focus on its business to business (“B2B”) operations. This exit plan included the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales.  The Company engaged outside firms to assist with the retail store liquidation, as well as the workforce reduction, and anticipates that the liquidation and workforce reductions will be completed by the end of the second quarter of 2015.  After completion of these actions the Company will see a substantial decline in retail revenues. The Company anticipates that one time exit charges relating to the exit from the retail store business will aggregate between $50 and $55 million (including approximately $4 million of severance expenses, and $39 million in lease exit costs) substantially all of which will require cash expenditures.  The payment of these costs began in the first quarter of 2015 and the Company expects payments in respect of lease exit activities to continue through the end of 2017.  The Company expects to realize improved annual profitability of between $18 and $22 million, pre-tax, as a result of these actions.

On January 30, 2015, the Company’s Industrial segment acquired the Plant Equipment Group (“P.E.G.”) from TAKKT America, a business-to-business direct marketer of maintenance, repair and operations (“MRO”) products with operations in North America for approximately $25.9 million in cash, $1.9 million of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement.  This acquisition expands the Industrial Products segment presence in the MRO market in North America.  A preliminary allocation of the purchase price was done as of the acquisition date, subject to revision in the future. The Company acquired approximately $13.2 million in net assets, including approximately $10.0 million in receivables, $11.2 million in inventories, $11.0 million in payables and recorded approximately $12.7 million of goodwill and other intangibles related to this acquisition. The P.E.G. accounts are included in the accompanying condensed consolidated statement of operations from the date of acquisition.

Industrial Products

Industrial segment sells a wide array of MRO products which are marketed in North and Central America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™, Relius™, Relius Elite™ and Hercules™.  Industrial accounted for 20% and 15% of our net sales for the three month periods ended March 31, 2015 and 2014, respectively.

Technology Products – EMEA

EMEA sells ICT and CE products.  These products are marketed in Europe.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  For the three month periods ended March 31, 2015 and 2014, EMEA accounted for 35% and 37% of our net sales, respectively.

Technology Products – NATG

NATG sells ICT and CE products.  These products are marketed in North America and Puerto Rico.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  For the three month periods ended March 31, 2015 and 2014, NATG accounted for 45% and 48% of our net sales, respectively.

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

In the discussion of our results of operations, constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2014 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2014 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and special charges.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no significant changes in the application of critical accounting policies or estimates during 2015.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”.  This ASU eliminates the concept of reporting extraordinary items, but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands to include items that are both unusual in nature and infrequently occurring.  This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.   The Company will apply this new guidance, as applicable, beginning in 2016.

Results of Operations

 Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Key Performance Indicators* (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Net sales by segment:
Industrial	$158.9	$129.1	23.1%
EMEA	$272.6	$323.0	(15.6)%
NATG	$352.8	$419.8	(16.0)%
Corporate and other	$1.5	$1.5	-%
Consolidated net sales	$785.8	$873.4	(10.0)%
Consolidated gross margin	13.7%	14.6%	(0.9)%
Consolidated SG&A costs*	$127.3	$129.2	(1.5)%
Consolidated SG&A costs* as a % of sales	16.2%	14.8%	1.4%
Operating income (loss) by segment:*
Industrial	$9.7	$9.7	-%
EMEA	$(4.8)	$1.6	(400.0)%
NATG	$(19.7)	$(8.2)	140.2%
Corporate and other	$(4.7)	$(4.4)	6.8%
Consolidated operating loss	$(19.5)	$(1.3)	1,400.0%
Operating margin by segment*
Industrial	6.1%	7.5%	(1.4)%
EMEA	(1.8)%	0.5%	(2.3)%
NATG	(5.6)%	(2.0)%	(3.6)%
Consolidated operating margin	(2.5)%	(0.1)%	(2.4)%
Effective income tax rate	6.3%	42.9%	(36.6)%
Net income (loss)	$(28.6)	$(3.0)	853.3%
Net margin	(3.6)%	(0.3)%	(3.3)%
*includes special charges. See Note 5 of Notes to Condensed Consolidated Financial Statements.

NET SALES

SEGMENTS

Our consolidated net sales performance was led by solid growth in our Industrial segment which was more than offset by declines in our EMEA and NATG segments. On a constant currency basis and excluding both the January 2015 acquisition of P.E.G. and June 2014 acquisition of Misco Solutions BV, sales declined 9.2%.

Industrial net sales benefited from the P.E.G. acquisition, which contributed $16.5 million in sales from the date of acquisition, and solid growth across most product lines, as well as investment in hiring sales personnel and subject matter experts, who bring significant technical knowledge in specific categories, thus enhancing our sales efforts with information important to our customers.  On a constant currency basis and excluding P.E.G., net sales increased 10.8%.

EMEA net sales decrease is attributable to unfavorable currency exchange, poor performance in the United Kingdom, more than offsetting the strong performance in France which continued its strong performance benefiting from a number of large customer contracts and continued growth in its core businesses.  On a constant currency basis and excluding Misco Solutions, EMEA net sales decreased 9.8%.

NATG net sales decrease reflects the challenging sales environment which led the Company to take the strategic actions announced in March 2015: the exit of substantially all of its retail store operations in order to accelerate its focus on its B2B operations.  Soft market conditions and business disruptions from the strategic actions implemented contributed to the sales decline. On a constant currency basis, NATG net sales decreased 15.0%.

GROSS MARGIN

The consolidated gross margin decline is related to the reduced selling margins in EMEA operations, particularly in the United Kingdom, driven by a customer shift from commercial to public sector accounts, and NATG recording approximately $3.9 million of inventory reserves related to the liquidation pricing strategy necessitated by the exit of substantially all of its retail business.  Slight gross margin decline in Industrial segment was driven by product mix as sales of lower margin domestically sourced products outpaced sales of higher margin imported private label products, as well as inefficiencies in its logistics as a result of insufficient warehouse space for the product that it stocks. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”), EXCLUDING SPECIAL CHARGES

SG&A expense decreases for the quarter are primarily attributable to the EMEA and NATG segments.  As a result of the previously announced exit from the retail store business, our NATG segment incurred lower internet advertising spend of approximately $2.4 million and reduced salary and related costs of approximately $1.5 million.  In the EMEA segment, we incurred lower salary and related costs of approximately $4.5 million due to the consolidation of positions from country locations to the Hungary shared services center.   The Industrial segment incurred approximately $5.7 million of increased costs compared to the prior year including costs incurred by P.E.G. since date of acquisition.  Significant expense increases include approximately $3.1 million of increased salary and related costs of additional sales headcount, $2.1 million of which related to P.E.G. costs, and increased internet advertising spending of approximately $1.8 million, $0.6 million of which related to P.E.G. costs, as it continues to expand its online product offerings and increase its ecommerce presence.

SPECIAL CHARGES

The Company’s NATG segment incurred special charges of approximately $4.6 million in the first quarter of 2015 relating to the previously announced exit from the retail store business, as well as, asset impairments and professional costs. This exit plan includes the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales. The Company engaged outside firms to assist with the retail store liquidation, as well as the workforce reduction, and anticipates that the liquidation and workforce reductions will be completed by the end of the second quarter of 2015.  After completion of these actions the Company will see a substantial decline in retail revenues. Charges related to the exit plan included approximately $2.0 million in workforce reductions and $0.7 million in consulting expenses. The NATG segment also incurred asset impairment charges of $0.3 million. Other special charges included $1.6 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the Fiorentinos; and professional costs related to the investigation being conducted at the request of the US Attorney for the Southern District of Florida.

The Company anticipates that one time exit charges relating to the previously announced exit from the retail store business will aggregate between $50 and $55 million (including approximately $4 million of severance expenses, and $39 million in lease exit costs) substantially all of which will require cash expenditures.  The payment of these costs began in the first quarter of 2015 and the Company expects payments in respect of lease exit activities to continue through the end of 2017. The Company expects to realize improved annual profitability of between $18 and $22 million, pre-tax, as a result of these actions.

The Company conducted an evaluation of its long-lived assets in its Germany operations and as a result of negative cash flows in 2015 and a forecast for continued cash use, concluded that those assets were impaired.  As a result, the Company’s EMEA segment recorded an impairment charge of approximately $0.3 million, pre-tax, in the first quarter of 2015.

The Company’s Industrial segment incurred special charges of approximately $0.4 million in severance costs associated with the integration of P.E.G. completed in first quarter of 2015.

In 2014 the Company’s EMEA segment recorded approximately $1.5 million in workforce reductions related to the implementation of the shared services center in Hungary and $0.2 million in recruitment costs for the shared services center.  The NATG segment recorded approximately $0.3 million for changes in the estimate of lease valuation accruals and $0.2 million in other costs related to the retail stores that were closed, and $0.2 million of additional legal and professional fees related to the Fiorentino matters.

OPERATING MARGIN

The decrease in Industrial’s operating margin reflects a decline in gross product margin driven by product mix as we continue to stock more domestically sourced products, increased internet advertising spending to drive traffic, hiring of subject matter experts to bring additional value to our customers and special charges of $0.4 million in severance costs associated with the P.E.G. acquisition.

The decline in EMEA’s operating margin relates primarily to reduced selling margins in the United Kingdom, and $0.3 million of asset impairment charges, offset by SG&A expense savings due to consolidation of positions from country locations to our European shared services center in Hungary.

The decline in NATG operating margin reflects the challenging sales environment which led the Company to take the strategic actions to exit substantially all of its retail store operations and to record approximately $3.9 million of inventory reserve adjustments and $3.0 million of special charges related to the previously announced exit from the retail store business.

The increase in Corporate and other expenses primarily resulted from higher IT expenditures.

Consolidated operating margin was impacted by special charges of $5.3 million and $2.4 million for the three months period ended March 31, 2015 and 2014, respectively.

INTEREST EXPENSE

The interest expense charges for 2015 and 2014 are attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.

INCOME TAXES

In the first quarter of 2015 the Company recorded income tax expense for certain U.S. states, certain European locations and Puerto Rico. Other locations currently have full valuation allowances and no benefit for loss is recorded. Tax expense in the first quarter of 2015 included approximately $0.6 million in valuation allowances recorded against the deferred tax assets of the Company’s subsidiaries in the Netherlands. This valuation allowance was recorded as the result of losses recorded in those operations and management’s belief that it is not more likely than not that those assets will be utilized in the near future.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for integrating P.E.G. and Misco Solutions with our business, exiting of the consumer and retail business and related workforce reductions previously announced, funding cash requirements of certain European businesses for workforce reduction and transition costs, implementing new inventory and warehousing functions in North America, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure (including upgrading and transitioning of P.E.G. and Misco Solution’s technology infrastructure), repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):

	March 31, 2015	December 31, 2014	$ Change
Cash	$132.9	$165.0	$(32.1)
Accounts receivable, net	$322.1	$355.5	$(33.4)
Inventories	$272.7	$289.9	$(17.2)
Prepaid expenses and other current assets	$15.5	$15.9	$(0.4)
Accounts payable	$392.7	$420.2	$(27.5)
Accrued expenses and other current liabilities	$82.2	$93.0	$(10.8)
Current portion of long term debt	$2.3	$2.7	$(0.4)
Working capital	$267.7	$312.1	$(44.4)

Our working capital decreased due to cash used for the P.E.G. acquisition and the net loss incurred in 2015.  Accounts receivable days outstanding were 37.2 in 2015 up from 34.6 in 2014.  This trend reflects slower receivables collection in Europe and a higher proportion of our sales coming from business customers doing business with us on open account, and a lower proportion of our sales being from consumer customers purchasing from us using credit cards. Inventory turns were 9.7 in 2015 and 9.3 in 2014.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash used in operating activities was $5.7 million resulting from changes in our working capital accounts, which provided $16.7 million in cash compared to $23.8 million used in 2014, primarily the result of the fluctuation in our accounts receivable, inventory, accounts payable, accrued expenses and other current liabilities balances.  Cash generated from net income (loss) adjusted by other non-cash items used $22.4 million compared to $3.9 million provided in 2014, primarily related to net loss from operations and depreciation and amortization expense.

Net cash used in investing activities totaled $28.7 million of which $24.9 million was used for the P.E.G. acquisition, which is net of cash acquired of $1.0 million (see Note 2).  Other investing activities include leasehold improvements for the new office space for our France operations, racking and equipment for additional warehouse space for the Industrial segment, expenditures for our inventory and warehousing functions in EMEA and information and communications systems hardware and software.  Net cash used in investing activities in 2014 totaled $1.7 million for expenditures for the European shared services center, computer and office equipment expenditures for the sales and administrative offices in the United Kingdom, expenditures for our inventory and warehousing functions in Europe, information and  communications systems hardware and software, and office expansion related to our Industrial segment.

Net cash used in financing activities during 2015 was $0.5 million used to repay capital lease obligations.  In 2014, we repaid approximately $0.6 million of capital lease obligations.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility has a five year term and expires in October 26, 2015 and the Company expects to renew or extend the facility on or before that date in 2015. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2015, eligible collateral under this agreement was $104.4 million, total availability was $98.3 million, total outstanding letters of credit were $6.1 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of March 31, 2015.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bond proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  As of March 31, 2015 there was approximately $1.7 million outstanding against this financing facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2015 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment and other service agreements.

Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales.  Unusual gains or expense items, such as special (gains) charges and settlements, may impact earnings and are separately disclosed.  We expect that past performance may not be indicative of future performance due to the competitive nature of our business segments where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have minimal debt.

We anticipate cash needs to support our working capital requirements in our business, integrating P.E.G. and Misco Solutions with our business, exiting of the consumer and retail business and related workforce reductions, reorganizing our European operations, including funding cash requirements of certain European businesses, European workforce reduction costs and transition costs, implementing new inventory and warehouse functions in Europe, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure (including upgrading and transitioning of P.E.G. and Misco Solutions technology infrastructure), repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

These expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  In 2015, we anticipate capital expenditures of approximately $15.2 million, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent.  As of March 31, 2015, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At March 31, 2015 cash balances held in foreign subsidiaries totaled approximately $61.0 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis.  The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company.  The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions.  The Company had in excess of $230 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2015, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2015 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of March 31, 2015, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2015 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2015 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s North American Technology Products business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty  months’ imprisonment, respectively.  Following completion of their sentences, each is to be placed on supervised release for a period of thirty-six months.  The Court held a restitution hearing on April 29, 2015 to determine the amount of restitution Gilbert Fiorentino and Carl Fiorentino are obligated to pay the Company, and assigned consideration of certain elements of the Company’s claims to a magistrate.  The Company cannot predict the outcome of its restitution claims.

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

SYSTEMAX INC.

Date: May 7, 2015	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence Reinhold

Lawrence Reinhold
Executive Vice President and Chief Financial Officer