Form 10-Q
period 2015-06-30
SYSTEMAX INC
filed 2015-08-06
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of July 30, 2015 was 36,883,963.

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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Current assets:
Cash	$144.0	$165.0
Accounts receivable, net	320.4	355.5
Inventories	250.2	289.9
Prepaid expenses and other current assets	17.2	15.9
Deferred income taxes	1.8	1.7
Total current assets	733.6	828.0

Property, plant and equipment, net	39.7	41.2
Deferred income taxes	7.3	13.5
Goodwill and intangibles	20.3	7.4
Other assets	4.4	4.8
Total assets	$805.3	$894.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$382.1	$420.2
Accrued expenses and other current liabilities	89.0	93.0
Current portion of long-term debt	1.7	2.7
Total current liabilities	472.8	515.9

Long-term debt	0.7	0.9
Other liabilities	30.1	18.5
Total liabilities	503.6	535.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	184.0	184.3
Treasury stock	(24.5)	(25.4)
Retained earnings	152.2	209.2
Accumulated other comprehensive loss	(10.4)	(8.9)
Total shareholders’ equity	301.7	359.6

Total liabilities and shareholders’ equity	$805.3	$894.9

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$740.0	$831.1	$1,525.8	$1,704.5
Cost of sales	628.5	707.8	1,306.5	1,453.3
Gross profit	111.5	123.3	219.3	251.2
Selling, general & administrative expenses	111.5	122.7	233.5	249.5
Special charges	28.5	6.0	33.8	8.4
Operating income (loss)	(28.5)	(5.4)	(48.0)	(6.7)
Foreign currency exchange (income) loss	(1.4)	0.9	5.8	1.4
Interest and other income, net	-	-	(0.1)	-
Interest expense	0.2	0.4	0.5	0.7
Income (loss) before income taxes	(27.3)	(6.7)	(54.2)	(8.8)
Provision for (benefit from) income taxes	1.1	(0.5)	2.8	0.4
Net income (loss)	$(28.4)	$(6.2)	$(57.0)	$(9.2)

Net income (loss) per common share:
Basic	$(0.77)	$(0.17)	$(1.54)	$(0.25)
Diluted	$(0.77)	$(0.17)	$(1.54)	$(0.25)

Weighted average common and common equivalent shares:
Basic	37.1	37.1	37.1	37.0
Diluted	37.1	37.1	37.1	37.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(28.4)	$(6.2)	$(57.0)	$(9.2)
Other comprehensive income (loss):
Foreign currency translation	3.5	2.2	(1.5)	2.6
Total comprehensive income (loss)	$(24.9)	$(4.0)	$(58.5)	$(6.6)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(57.0)	$(9.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6.3	7.8
Asset impairment	1.2	0.1
(Benefit) provision for deferred income taxes	0.6	(0.4)
Provision for doubtful accounts	2.8	4.0
Compensation expense related to equity compensation plans	0.9	1.0
Changes in operating assets and liabilities:
Accounts receivable	29.6	(14.5)
Inventories	47.4	(4.4)
Prepaid expenses and other current assets	3.0	1.6
Income taxes payable (receivable)	(0.3)	5.5
Accounts payable	(35.1)	(11.1)
Accrued expenses and other current liabilities	7.4	0.4
Net cash provided by (used in) operating activities	6.8	(19.2)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.4)	(4.2)
Proceeds from disposals of property, plant and equipment	0.9	1.0
Acquisitions net of cash acquired	(24.8)	(6.4)
Net cash used in investing activities	(29.3)	(9.6)

Cash flows from financing activities:
Repayments of capital lease obligations	(1.2)	(1.3)
Proceeds from issuance of common stock	-	0.3
Net cash used in financing activities	(1.2)	(1.0)

Effects of exchange rates on cash	2.7	1.7

Net decrease in cash	(21.0)	(28.1)
Cash – beginning of period	165.0	181.4
Cash – end of period	$144.0	$153.3

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balances, January 1, 2015	36,808	$0.4	$184.3	$(25.4)	$209.2	$(8.9)	$359.6

Stock-based compensation expense			0.9				0.9
Issuance of restricted stock	76		(0.9)	0.9			-
Surrender of fully vested options			(0.3)				(0.3)
Change in cumulative translation adjustment						(1.5)	(1.5)
Net income (loss)					(57.0)		(57.0)

Balances, June 30, 2015	36,884	$0.4	$184.0	$(24.5)	$152.2	$(10.4)	$301.7

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2015 and the results of operations for the three and six month periods ended June 30, 2015 and 2014, statements of comprehensive income (loss) for the three and six month periods ended June 30, 2015 and 2014, cash flows for the six month periods ended June 30, 2015 and 2014 and changes in shareholders’ equity for the six month period ended June 30, 2015.  The December 31, 2014 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2014 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  The results for the six month periods ended June 30, 2015 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on June 27, 2015.  The second quarters of both 2015 and 2014 included 13 weeks and the first six months of both 2015 and 2014 included 26 weeks.

2.	Acquisition

On January 30, 2015, the Company’s Industrial Products group (“IPG”) acquired all of the outstanding equity interests of the Plant Equipment Group (“P.E.G.”) from TAKKT America, a business-to-business direct marketer of maintenance, repair and operations (“MRO”) products with operations in North America and Mexico for approximately $25.9 million in cash, $1.9 million of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement.  The Company completed a preliminary allocation of the purchase price as of the acquisition date and recorded assets of approximately $4.1 million for domain names, $2.1 million for client lists, $0.8 million for favorable leases and $5.8 million of residual goodwill.  The Company expects to amortize its client lists over a 5 to 10 year period and the favorable leases over a 3 to 6 year period.  All other assets have indefinite lives.  This acquisition expands the IPG segment presence in the MRO market in North America.  The P.E.G. accounts are included in the IPG segment in the accompanying condensed consolidated statement of operations from the date of acquisition. This acquisition was not considered to be a material acquisition for financial reporting purposes.

3.	Net Income (Loss) per Common Share

Net income (loss) per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share.  The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income (loss) per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and restricted stock awards outstanding during the respective periods, including unvested options.  The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.  In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. The weighted average number of stock options outstanding included in the computation of diluted earnings (loss) per share was zero shares for the three and six months ended June 30, 2015 and 2014, respectively.  The weighted average number of restricted stock awards included in the computation of diluted earnings (loss) per share was zero shares for the three and six month periods ended June 30, 2015 and 2014, respectively.  The weighted average number of stock options excluded from the computation of diluted earnings (loss) per share was 1.0 million and 0.7 million shares for the three months ended June 30, 2015 and 2014, respectively, and 1.0 million and 0.8 million shares for the six months ended June 30, 2015 and 2014, respectively, due to their antidilutive effect. The weighted average number of restricted awards outstanding excluded from the computation of diluted earnings (loss) per share was zero shares for the three and six months ended June 30, 2015 and 2014, respectively,  due to their antidilutive effect.

4.	Credit Facilities and Long Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a five year term and expires in October 27, 2015 and the Company expects to renew or extend the facility on or before that date.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.   The applicable margin varies based on borrowing base availability.  As of June 30, 2015, eligible collateral under the agreement was $108.5 million, total availability was $102.4 million, total outstanding letters of credit were $6.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants under this facility as of June 30, 2015.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bonds proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of June 30, 2015, there was approximately $1.1 million outstanding against this financing facility.

5.	Special Charges

The Company’s North America Technology Products Group (“NATG”) segment incurred special charges of approximately $27.8 million in the second quarter of 2015 relating to the exit from the retail store business and continued transition of its operations to focus on its business to business (“B2B”) operations and public sector marketplace, as well as, professional costs and net recoveries related to asset impairment charges.  Charges incurred included approximately $24.2 million for lease termination costs (present value of contractual gross lease payments net of sublease rental income, or settlement amount), $1.8 million in consulting expenses, $0.8 million in workforce reductions and net recoveries related to asset impairment charges of $0.1 million. For the six month periods ended June 30, 2015, NATG incurred special charges of approximately $32.4 million. Charges incurred included approximately $24.2 million for lease termination costs, $2.8 million in workforce reductions, $2.5 million in consulting expenses and net asset impairment charges of $0.2 million. Amounts related to this exit activity that are unpaid at June 30, 2015 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company believes that substantially all of the restructuring costs related to the NATG exit from the retail store business and transition of its operations to focus on its B2B operations and public sector marketplace have been incurred as of June 30, 2015.

Additionally NATG incurred $1.1 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the Fiorentinos; and professional costs related to the investigation being conducted at the request of the US Attorney for the Southern District of Florida. Year to date costs incurred for these matters totaled $2.7 million.

EMEA Technology Products Group (“EMEA”) segment incurred special charges of approximately $0.7 million for the quarter and six month periods ended June 30, 2015 related to the previously disclosed exit of the Chief Executive of the EMEA Technology operations. Amounts related to this action that are unpaid at June 30, 2015 are recorded in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following table details the associated liabilities related to the Technology Products segments special charges (in millions):

	EMEA - Workforce reductions and personnel costs	NATG – Workforce reductions	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2015	$4.7	$-	$-	$4.7
Charged to expense	0.5	2.8	26.9	30.2
Paid or otherwise settled	(3.4)	(1.5)	(6.6)	(11.5)
Balance June 30, 2015	$1.8	$1.3	$20.3	$23.4

The Company conducted an evaluation of its long-lived assets in its Germany operations, in the first quarter of 2015, and as a result of negative cash flows in 2015 and a forecast for continued cash use, concluded that those assets were impaired.  As a result, an impairment charge of approximately $0.3 million was recorded in the first quater of 2015.

IPG incurred special charges of approximately $0.4 million in the first quarter of 2015 related to severance costs associated with the integration of P.E.G.  This severance cost is included in the Condensed Consolidated Balance Sheet within accrued expenses and will be settled within the year.

6.	Segment Information

Systemax is primarily a direct marketer of brand name and private label products.  Our operations are organized into three reportable business segments - Industrial Products Group (“IPG”), EMEA Technology Products Group (“EMEA”) and North America Technology Products Group (“NATG”).

IPG sells a wide array of MRO industrial products and supplies which are marketed in North America and Mexico.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.

EMEA sells products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”).  These products include computers, computer supplies and consumer electronics which are marketed in Europe.  Substantially all of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.

NATG sells ICT and CE which are marketed in North America and Puerto Rico.  Substantially all of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed on a private label basis.

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

The IPG, EMEA and NATG segments sell dissimilar products.  IPG products are generally higher in price, lower in volume and higher in product margin.  EMEA and NATG products are generally higher in volume, lower in price and lower in product margin as compared to IPG.  This results in higher operating margin for the IPG segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the IPG segment being higher as a percentage of sales than those of the EMEA and NATG segments as a result of the IPG segment having a longer selling cycle for its business customers and a business model requiring greater advertising expenditures than the EMEA and NATG segments. Additionally, the IPG segment’s vendors generally do not provide funding to offset its marketing expenses.

Financial information relating to the Company’s operations by reportable segment was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales:
IPG	$180.9	$142.1	$339.8	$271.2
EMEA	252.6	277.1	525.2	600.1
NATG	305.1	410.5	657.9	830.3
Corporate and other	1.4	1.4	2.9	2.9
Consolidated	$740.0	$831.1	$1,525.8	$1,704.5

Operating income (loss):
IPG	$14.0	$12.4	$23.7	$22.1
EMEA	(1.6)	(7.8)	(6.4)	(6.2)
NATG	(35.6)	(5.4)	(55.3)	(13.6)
Corporate and other expenses	(5.3)	(4.6)	(10.0)	(9.0)
Consolidated	$(28.5)	$(5.4)	$(48.0)	$(6.7)

Financial information relating to the Company’s operations by geographic area was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales:
United States	$455.9	$508.9	$928.8	$1,009.7
United Kingdom	81.3	108.9	180.7	257.7
France	90.6	95.1	182.0	191.5
Other Europe	80.7	73.1	162.5	150.9
Other North America	31.5	45.1	71.8	94.7
Consolidated	$740.0	$831.1	$1,525.8	$1,704.5

Revenue is attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At June 30, 2015 and 2014, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

The fair value of our reporting units with respect to goodwill, non-amortizing intangibles and long lived assets is measured in connection with the Company’s annual impairment testing. The Company performs a qualitative assessment of goodwill and non-amortizing intangibles to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment shows that the fair value of the reporting unit exceeds its carrying amount, the company is not required to complete the annual two step goodwill impairment test.  If a quantitative analysis is required to be performed for goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model.  A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, same store sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense. Long lived assets are assets used in the Company’s operations and include leasehold improvements, warehouse and retail store fixtures and similar property used to generate sales and cash flows.  Long lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured.  If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.  In the first quarter of 2015, the Company’s evaluation of certain long lived assets in the EMEA and NATG segments concluded that certain long lived assets were impaired and aggregated impairment charges of approximately $0.6 million were recorded within special charges.  Due to continued losses within the NATG segment, in the second quarter of 2015, an additional impairment charge of approximately $0.7 million was recorded within selling, general and administrative expenses.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2015 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2015 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s NATG business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty months’ imprisonment, respectively.  The Company began the process of seeking restitution on April 29, 2015. The judge assigned consideration of certain elements of the Company's restitution claims to a magistrate judge. The parties are scheduled to conduct a telephonic status conference with the magistrate judge on August 25, 2015, and a hearing before the magistrate judge is scheduled for August 31, 2015. The Company cannot predict the outcome of its restitution claims.

The Company's Audit Committee, with the assistance of independent outside counsel, has been cooperating with a request by the USAO that it assist the USAO’s investigation into allegations arising from the Fiorentino investigation regarding possible executive officer conflicts of interest and internal controls and books and records violations.  The Company’s Audit Committee, along with the Audit Committee’s independent outside counsel, conducted an investigation of the allegations and its counsel recently presented the Audit Committee’s findings to the USAO.  The Company has been advised that the Audit Committee investigation has found no evidence of executive officer conflicts of interest, and no material evidence of internal controls violations or books and records violations.  The Audit Committee considers its investigation to be closed at this time.  Notwithstanding,  it is not possible at this time to predict if or when the USAO will conclude its investigation; what subject(s) will be investigated; what actions, if any, may be taken by the government as a result of its investigation; or whether any of these matters will have a material adverse impact on the Company.

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

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition.  Investors are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2014, describe certain factors, among others, that could contribute to or cause such differences.

Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report.  We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

Systemax is primarily a direct marketer of brand name and private label products.    Our sales operations are organized in three reportable business segments – Industrial Products Group (“IPG”), EMEA Technology Products Group (“EMEA”) and North America Technology Products Group (”NATG”).

Our IPG, EMEA and NATG segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin.  EMEA and NATG products are generally higher in volume, lower in price and lower in product margin as compared to IPG products.  This results in higher operating margin for the IPG segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the IPG segment being higher as a percentage of sales than those of the EMEA and NATG segments as a result of the IPG segment having a longer selling cycle for its business customers than the EMEA and NATG segments. Additionally, the IPG segment’s vendors generally do not provide significant funding to offset its marketing expenses. Within these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Recent Developments:

On March 10, 2015 the Company announced that its NATG segment would be exiting the retail store business in order to accelerate its focus on its business to business (“B2B”) operations. This exit plan included the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales.  The Company engaged outside firms to assist with the retail store liquidation, as well as the workforce reduction.  This exit plan was completed in the second quarter of 2015, and the  Company has experienced  a substantial decline in retail revenue. The Company believes that substantially all of the restructuring costs related to the NATG exit from the retail store business and transition of its operations to focus on its B2B operations and public sector marketplace have been incurred as of June 30, 2015.The payment of these costs began in the first quarter of 2015 and the Company expects payments in respect of lease exit activities to continue through the end of 2017.

On January 30, 2015, the Company’s IPG segment acquired the Plant Equipment Group (“P.E.G.”) from TAKKT America, a business-to-business direct marketer of maintenance, repair and operations (“MRO”) products with operations in North America and Mexico for approximately $25.9 million in cash, $1.9 million of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement.  This acquisition expands the IPG segment presence in the MRO market in North America.  The Company completed a preliminary allocation of the purchase price as of the acquisition date and recorded assets of approximately $4.1 million for domain names, $2.1 million for client lists, $0.8 million for favorable leases and $5.8 million of residual goodwill.  The Company expects to amortize its client lists over a 5 to 10 year period and the favorable leases over a 3 to 6 year period.  All other assets have indefinite lives.  The P.E.G. accounts are included in the accompanying condensed consolidated statement of operations from the date of acquisition.

Industrial Products

IPG sells a wide array of MRO products which are marketed in North America and Mexico.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™, Nexel™ Relius™, Relius Elite™ and Hercules™.  Industrial accounted for 24% and 17% of our net sales for the three month periods ended June 30, 2015 and 2014, respectively, and 22% and 16% for the six month periods ended June 30, 2015 and 2014, respectively.

Technology Products – EMEA

EMEA sells ICT and CE products.  These products are marketed in Europe.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  EMEA accounted for 34% and 33% of our net sales for the three month periods ended June 30, 2015 and 2014, respectively, and 34% and 35% for the six month periods ended June 30, 2015 and 2014, respectively.

Technology Products – NATG

NATG sells ICT and CE products.  These products are marketed in North America and Puerto Rico.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  NATG accounted for 41% and 49% of our net sales for the three month periods ended June 30, 2015 and 2014, respectively, and 43% and 49% for the six month periods ended June 30, 2015 and 2014, respectively.

Corporate and other:

The Corporate and other segment accounted for 1% of our net sales for the three month periods ended June 30, 2015 and 2014 and 1% and 0% for the six month periods ended June 30, 2015 and 2014, respectively.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principals of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB’s finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The Company is currently determining its implementation approach and assessing the impact, if any, on the condensed consolidated financial statements.

Results of Operations

Three and Six Months Ended June 30, 2015 compared to the Three and Six Months Ended June 30, 2014

Key Performance Indicators* (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net sales by segment:
IPG	$180.9	$142.1	27.3%	$339.8	$271.2	25.3%
EMEA	252.6	277.1	(8.8)%	525.2	600.1	(12.5)%
NATG	305.1	410.5	(25.7)%	657.9	830.3	(20.8)%
Corporate and other	1.4	1.4	0.0%	2.9	2.9	0.0%
Consolidated net sales	$740.0	$831.1	(11.0)%	$1,525.8	$1,704.5	(10.5)%
Consolidated gross margin	15.1%	14.8%	0.3%	14.4%	14.7%	(0.3)%
Consolidated SG&A costs*	$140.0	$128.7	8.8%	$267.3	$257.9	3.6%
Consolidated SG&A costs* as a % of net sales	18.9%	15.5%	3.4%	17.5%	15.1%	2.4%
Operating income (loss) by segment:*
IPG	$14.0	$12.4	12.9%	$23.7	$22.1	7.2%
EMEA	(1.6)	(7.8)	(79.5)%	(6.4)	(6.2)	3.2%
NATG	(35.6)	(5.4)	559.3%	(55.3)	(13.6)	306.6%
Corporate and other	(5.3)	(4.6)	15.2%	(10.0)	(9.0)	11.1%
Consolidated operating income (loss)	$(28.5)	$(5.4)	427.8%	$(48.0)	$(6.7)	616.4%
Operating margin by segment*
IPG	7.7%	8.7%	(1.0)%	7.0%	8.1%	(1.1)%
EMEA	(0.6)%	(2.8)%	2.2%	(1.2)%	(1.0)%	(0.2)%
NATG	(11.7)%	(1.3)%	(10.4)%	(8.4)%	(1.6)%	(6.8)%
Consolidated operating margin	(3.9)%	(0.6)%	(3.3)%	(3.1)%	(0.4)%	(2.7)%
Effective income tax rate	4.0%	7.5%	(3.5)%	5.2%	4.5%	0.7%
Net income (loss)	$(28.4)	$(6.2)	358.1%	$(57.0)	$(9.2)	519.6%
Net margin	(3.8)%	(0.7)%	(3.1)%	(3.7)%	(0.5)%	(3.2)%

*	includes special charges. See Note 5 of Notes to Condensed Consolidated Financial Statements.

NET SALES

SEGMENTS

Our consolidated net sales performance was led by strong performance in our IPG Products segment which was more than offset by declines in our NATG and EMEA segments. Currency movements had a significant negative impact in the quarter; on a constant currency basis and excluding both the January 2015 acquisition of the Plant Equipment Group and June 2014 acquisition of SCC Services BV (renamed Misco Solutions BV) and excluding the sales of closed retail stores, sales declined 2.9% and 6.3% for the three and six month periods ended June 30, 2015.

The IPG Products net sales benefited from organic growth across most product lines and incremental sales from the P.E.G. acquisition, which contributed $25.2 million for the quarter and $41.7 million for the six month periods ended June 30, 2015, in sales from the date of acquisition, as well as investment in hiring sales personnel and subject matter experts, who bring significant technical knowledge in specific categories, thus enhancing our sales efforts with information important to our customers.  On a constant currency basis and excluding P.E.G., net sales increased 10.0% and 10.4% for the three and six month periods ended June 30, 2015.

EMEA segment net sales decrease is attributable to unfavorable currency movements and a challenging market in the United Kingdom which more than offsetting the performance in other markets. However, our France operations continued its strong performance (in local currency), benefiting from a number of large customer contracts and continued growth in its core businesses.  On a constant currency basis and excluding Misco Solutions, EMEA net sales increased 0.6% for the three month period ended June 30, 2015 and decreased 5.0% for the six month period ended June 30, 2015.

The NATG segment net sales decrease reflects the continued transition of our NATG business as it realigns its operations in order to accelerate its focus on its business to business (B2B) operations and public sector marketplace, as well as soft market conditions for computers and components. On a constant currency basis and excluding the sales of closed retail stores, NATG net sales decreased 11.5% and 14.4% for the three and six month periods ended June 30, 2015.

GROSS MARGIN

The consolidated gross margin increase for the quarter is primarily due to the higher margin IPG Products segment sales contributing a larger percentage to gross profit dollars as compared to 2014.  The consolidated gross margin decrease year over year related to the reduced selling margins in EMEA operations, particularly in the United Kingdom, driven by customer shift from commercial to public sector accounts, NATG reducing selling prices to a liquidation pricing strategy in the retail stores being exited and focusing on B2B market share during this transition period in support of customer relationships, putting additional pressure on margins.   IPG gross margin was negatively impacted by increased distribution costs associated with the startup of a new distribution center and reduced freight margin. Longer term we expect this new facility will result in modestly improved gross margins from freight cost reductions to west coast customers and improved efficiency at the other distribution centers. Product margin improved slightly in the quarter driven by selling channel mix and growth of certain higher margin categories. Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”), EXCLUDING SPECIAL CHARGES

SG&A expense decreases for the three and six month periods ended June 30, 2015 are primarily attributable to the EMEA and NATG segments.  As a result of the previously announced exit from the retail store business, our NATG segment incurred lower advertising spend of approximately $2.2 million and $3.9 million, respectively, reduced salary and related costs of approximately $6.9 million and $8.4 million, respectively, decreased credit card fees of $2.0 million and $2.9 million, respectively, and reduced rent and related expenses of $1.4 million and $1.3 million, respectively, for the three and six month periods ended June 30, 2015.  NATG also incurred impairment charges related to long-lived assets of $0.7 million in the quarter and six month periods ended June 30, 2015.  In the EMEA segment, we incurred lower salary and related costs of approximately $5.7 million and $10.3 million, respectively, due to the consolidation of positions from country locations to the European shared services center.  The IPG segment incurred increased costs of approximately $8.1 million and $14.0 million, respectively, compared to prior year quarter and prior year including costs incurred by P.E.G. since the date of acquisition. Significant expense increases include approximately $2.6 million and $5.7 million, respectively, of increased salary and related costs of additional sales headcount, of which $2.9 million and $5.0 million, respectively, related to P.E.G. costs, partially offset by incentive compensation reversals, increased internet advertising spending of approximately $4.0 million and $5.1 million, respectively, of which $1.5 million and $2.3 million, respectively,  related to P.E.G. costs, as it continues to expand its online product offerings and its ecommerce presence, and increased rent and related expenses of $0.3 million and $0.7 million, respectively, related to the P.E.G. group acquisition for the three and six month periods ended June 30, 2015.

SPECIAL CHARGES

The Company’s NATG segment incurred special charges of approximately $27.8 million in the second quarter of 2015 relating to the exit from the retail store business and continued transition of its operations to focus on its B2B operations and public sector marketplace, as well as, professional costs and net recoveries related to asset impairment charges.  Charges incurred included approximately $24.2 million for lease termination costs (present value of contractual gross lease payments net of sublease rental income, or settlement amount), $1.8 million in consulting expenses, $0.8 million in workforce reductions and net recoveries related to asset impairment charges of $0.1 million.  For the six month periods ended June 30, 2015, NATG segment incurred special charges of approximately $32.4 million. Charges incurred included approximately $24.2 million for lease termination costs, $2.8 million in workforce reductions, $2.5 million in consulting expenses and net asset impairment charges of $0.2 million.

Additionally NATG incurred $1.1 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the Fiorentinos; and professional costs related to the investigation being conducted at the request of the US Attorney for the Southern District of Florida. Year to date costs incurred totaled $2.7 million.

The Company believes that substantially all of the restructuring costs related to the NATG exit from the retail store business and transition of its operations to focus on its B2B operations and public sector marketplace have been incurred as of June 30, 2015. The payment of these costs began in the first quarter of 2015 and the Company expects payments in respect of lease exit activities to continue through the end of 2017.

EMEA segment incurred special charges of approximately $0.7 million for the three and six month periods ended June 30, 2015 related to the previously disclosed exit of the Chief Executive of EMEA.

The Company conducted an evaluation of its long-lived assets in its Germany operations and as a result of negative cash flows in 2015 and a forecast for continued cash use, concluded that those assets were impaired. As a result, the Company’s EMEA segment recorded an impairment charge of approximately $0.3 million in the first quarter of 2015.

The Company’s IPG segment incurred aggregate special charges of approximately $0.4 million in severance costs, in the first quarter of 2015, associated with the integration of P.E.G.

The Company’s EMEA segment incurred special charges of approximately $5.2 million in the second quarter of 2014. These charges included approximately $5.0 million in workforce reductions related to the restructuring of our European operations and $0.2 million in continued recruitment costs for the European shared services center. The NATG segment incurred $0.8 million of charges, of which $0.2 million related to changes in the estimate of lease valuation accruals for closed retail stores, $0.2 million in charges related to the final sale of the facility which had been used in connection with our previously exited PC manufacturing business and $0.4 million of additional legal and professional fees related to the Fiorentino matters.  For the six month periods ended June 30, 2014, the EMEA segment incurred $6.9 million in special charges. These charges included approximately $6.5 million in workforce reductions related to the restructuring of our European operations and $0.4 million in continued recruitment costs for the European shared services center.  The NATG segment incurred $1.5 million of special charges of which $0.5 million related to changes in the estimate of lease valuation accruals, $0.2 million in other costs related to the retail stores that were closed in 2013, $0.2 million in charges related to the final sale of the facility which had been used in connection with our previously exited PC manufacturing business and $0.6 million of additional legal and professional fees related to the Fiorentino matters.

OPERATING MARGIN

The operating loss of $28.5 million and $48.0 million, respectively, for the three and six months ended June 30, 2015 is primarily attributable to the NATG segment's exit of its retail store operations, as announced in March 2015, due to the challenging retail sales market and the segment's strategy to focus on the B2B and public sector marketplace.

The decrease in IPG’s operating margin for the three and six months ended June 30, 2015 reflects the increased distribution costs associated with the startup of a new distribution center, reduced freight margin and product mix as we continue to stock more domestically sourced products, increased internet advertising spending to drive traffic, hiring of subject matter experts to bring additional value to our customers and special charges of $0.4 million in severance costs associated with the P.E.G. acquisition.

The EMEA operating margin increase for the quarter is attributable to double digit revenue growth in France (in local currency) and improvement in all other markets except the UK.  Additionally, selling, general and administrative spend was down 16.9% year over year as savings from our fully operating Hungary shared services facility helped drive cost savings.  The decline in EMEA’s operating margin for the year relates primarily to reduced selling margins in the United Kingdom and $0.3 million of asset impairment charges offset by SG&A expense savings due to consolidation of positions from country locations to our European shared services center in Hungary.

The decline in NATG operating margin for the quarter and year to date reflects the continued transition of its operations to serve the B2B and public sector marketplace and the related disruptions typical for significant business initiatives of this type.  NATG reduced selling prices in connection with a liquidation pricing strategy in the retail stores being exited and also focused on market share during this transition period in support of customer relationships, which put some additional pressure on margins. Additionally NATG recorded special charges of $27.8 million and $32.4 million for the three and six month periods ended June 30, 2015, respectively, related to the previously announced exit from the retail store business. Asset impairment charges of $0.7 million were also recorded for the three and six month periods ended June 30, 2015.

The increase in Corporate and other expenses primarily resulted from higher IT expenditures for the three and six month periods ended June 30, 2015.

Consolidated operating margin was impacted by special charges of $28.5 million and $6.0 million for the three month periods ended June 30, 2015 and 2014, respectively and $33.8 million and $8.4 million for the six month periods ended June 30, 2015 and 2014, respectively.

INTEREST EXPENSE

The interest expense charges for 2015 and 2014 are attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.

INCOME TAXES

In the first six months of 2015 the Company recorded income tax expense for certain U.S. states, certain European locations and Puerto Rico. Other locations currently have full valuation allowances and no benefit for loss is recorded. Tax expense in the first six months of 2015 includes approximately $0.6 million in valuation allowances recorded against the deferred tax assets of the Company’s subsidiaries in the Netherlands. This valuation allowance was recorded as the result of losses recorded in those operations and management’s belief that it is not more likely than not that those assets will be utilized in the near future.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including working capital for integrating P.E.G. and Misco Solutions with our business, exiting of the consumer and retail business and related workforce reductions previously announced, funding cash requirements of certain European businesses for previously accrued workforce reduction and transition costs, implementing new inventory and warehousing functions in North America, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure (including upgrading and transitioning of P.E.G. and Misco Solution’s technology infrastructure), repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):
	June 30, 2015	December 31, 2014	$ Change
Cash	$144.0	$165.0	$(21.0)
Accounts receivable, net	$320.4	$355.5	$(35.1)
Inventories	$250.2	$289.9	$(39.7)
Prepaid expenses and other current assets	$17.2	$15.9	$(1.3)
Accounts payable	$382.1	$420.2	$(38.1)
Accrued expenses and other current liabilities	$89.0	$93.0	$(4.0)
Current portion of long term debt	$1.7	$2.7	$(1.0)
Working capital	$260.8	$312.1	$(51.3)

Our working capital decreased due to cash used for the P.E.G. acquisition and the net loss incurred in 2015.  Accounts receivable days outstanding were 37.4 in 2015 up from 36.3 in 2014.  This trend reflects the higher proportion of our sales coming from B2B channels, where most customers do business with us on an open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards. Inventory turns were 10.1 in 2015 and 9.1 in 2014.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash provided by operations was $6.8 million resulting from changes in our working capital accounts, which provided $52.0 million in cash compared to $22.5 million used in 2014, primarily the result of the liquidation of inventories at our retail stores, fluctuation in our accounts receivable, accounts payable and accrued expenses and other current liabilities balances. Cash generated from net income (loss) adjusted by other non-cash items used $45.2 million compared to $3.3 million provided by these items in 2014, primarily related to the net loss from operations and the fluctuation in our provision adjustments for doubtful accounts, deferred income taxes and depreciation and amortization expense.

Net cash used in investing activities totaled $29.3 million of which $24.8 million was used for the P.E.G. acquisition, which is net of cash acquired of $1.1 million (see Note 2).  Other investing activities include leasehold improvements for the new office space for our France operations, racking, equipment and build out of our additional warehouse space for the IPG segment, expenditures for our inventory and warehousing functions in EMEA and information and communications systems hardware and software.  Net cash used in investing activities in 2014 totaled $9.6 million, of which $6.4 million was used for the SCC Services B.V. acquisition, which was net of cash acquired of $0.9 million. Other investing activities include expenditures for the European shared services center, computer and office equipment expenditures for the sales and administrative offices in the United Kingdom, expenditures for our inventory and warehousing functions in Europe, information and communications systems hardware and software, and office expansions related to our IPG segment

Net cash used in financing activities during 2015 was $1.2 million.  We repaid approximately $1.2 million of capital lease obligations.  In 2014, we repaid approximately $1.3 million of capital lease obligations and proceeds from stock option exercises provided approximately $0.3 million of cash.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States and United Kingdom.  The credit facility has a five year term and expires on October 26, 2015 and the Company expects to renew or extend the facility on or before that date in 2015.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability. As of June 30, 2015, eligible collateral under this agreement was $108.5 million, total availability was $102.4 million, total outstanding letters of credit were $6.1 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of June 30, 2015.

The Company (through a subsidiary) has an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and mature on October 1, 2018.   The proceeds from Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia. The purchase and installation of the equipment for the facility was completed by December 31, 2011.  Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bond proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018. Under the capital equipment lease the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00. As of June 30, 2015 there was approximately $1.1 million outstanding against this financing facility.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at June 30, 2015 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment, product and other service agreements.

Following is a summary of significant changes to our contractual obligations for minimum payments of product purchase commitments as of June 30, 2015 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Purchase & other obligations	$2.3	2.3	-	-	-

Total contractual obligations	$2.3	2.3	-	-	-

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

We anticipate cash needs to support our working capital requirements in our business, integrating P.E.G. and Misco Solutions with our business, exiting of the consumer and retail business and related workforce reductions previously announced, funding cash requirements of certain European businesses for previously accrued workforce reduction and transition costs, implementing new inventory and warehouse functions in Europe, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure (including upgrading and transitioning of P.E.G. and Misco Solutions technology infrastructure), repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

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

We maintain our cash primarily in money market funds or their equivalent.  As of June 30, 2015, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At June 30, 2015 cash balances held in foreign subsidiaries totaled approximately $56.9 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis.  The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company.  The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions.  The Company had in excess of $246 million of liquidity (cash and undrawn line of credit) in the U.S. as of June 30, 2015, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2015 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of June 30, 2015, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated.  At June 30, 2015 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2015 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s North American Technology Products business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty  and eighty  months’ imprisonment, respectively.  Following completion of their sentences, each is to be placed on supervised release for a period of thirty-six months.  The Company began the process of seeking restitution on April 29, 2015. The judge assigned consideration of certain elements of the Company's restitution claims to a magistrate judge. The parties are scheduled to conduct a telephonic status conference with the magistrate judge on August 25, 2015, and a hearing before the magistrate judge is scheduled for August 31, 2015. The Company cannot predict the outcome of its restitution claims.

The Company's Audit Committee, with the assistance of independent outside counsel, has been cooperating with a request by the USAO that it assist the USAO’s investigation into allegations arising from the Fiorentino investigation regarding possible executive officer conflicts of interest and internal controls and books and records violations.  The Company’s Audit Committee, along with the Audit Committee’s independent outside counsel, conducted an investigation of the allegations and its counsel recently presented the Audit Committee’s findings to the USAO.  The Company has been advised that the Audit Committee investigation has found no evidence of executive officer conflicts of interest, and no material evidence of internal controls violations or books and records violations.  The Audit Committee considers its investigation to be closed at this time. Notwithstanding,  it is not possible at this time to predict if or when the USAO will conclude its investigation; what subject(s) will be investigated; what actions, if any, may be taken by the government as a result of its investigation; or whether any of these matters will have a material adverse impact on the Company.

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

SYSTEMAX INC.

Date: August 6, 2015	By:	/s/ Richard Leeds

Richard Leeds
Chairman and Chief Executive Officer

	By:	/s/ Lawrence Reinhold

Lawrence Reinhold
Executive Vice President and Chief Financial Officer