Form 10-K
period 2015-12-31
SYSTEMAX INC
filed 2016-03-17
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $93,208,121. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 10, 2016 was 36,877,688 shares.

Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company,” or “we”) include its subsidiaries.

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our exit from and winding down of our North American Technology operations, financing needs, compliance with financial covenants in loan agreements, the implementation and performance of technology systems discussed below, the turnaround plans for our UK  operations, including the performance of our shared services center in Hungary, plans for acquisition or sale of assets or businesses, consolidation and integration of operations of recently acquired businesses, including SCC/Misco Solutions in the Netherlands and the Plant Equipment Group in the US, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

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

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

•	risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services
•	our ability to timely and efficiently exit and wind down the discontinued North American Technology Products operations
•	our ability to timely and efficiently integrate recently acquired businesses, such as SCC/Misco Solutions in the Netherlands and the Plant Equipment Group in the US
•	our information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays, particularly as we continue to transition certain functions from our existing platforms to a new platform specifically developed for our needs, have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us
•	general economic conditions, such as decreased consumer confidence and spending and reductions in manufacturing capacity have contributed to our recent failure to achieve our historical sales growth rates and profit levels and could continue to impact our business
•	technological change, such as the effect of mobile devices on sales of PCs and laptop computers, have had and can continue to have a material effect on our product mix and results of operations
•	the markets for our products and services are extremely competitive and if we are unable to successfully respond to our competitors’ strategies our sales and gross margins will be adversely affected
•	our ecommerce operations must compete with large, expanding ecommerce retailers
•	sales tax laws or government enforcement priorities may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws and interpretations do not require us to do so
•	our substantial international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements, political uncertainty and the management of our expanding international operations infrastructure, including our ability to timely and effectively operate our shared services center in Hungary
•	managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors

•	meeting credit card industry compliance standards in order to maintain our ability to accept credit cards
•	timely availability of existing and new products
•	risks associated with delivery of merchandise to customers by utilizing common delivery services
•	borrowing costs or availability, including our ability to renew credit facilities
•	pending or threatened litigation and investigations
•	the availability of key personnel
•	the continuation of key vendor relationships
•	the ability to maintain satisfactory credit arrangements

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

General

Systemax Inc. is primarily a direct marketer of brand name and private label products. During 2015, our  operations were organized in three reportable business segments — Industrial Products Group (“IPG”), EMEA Technology Products Group (“EMEA”) and what was our largest business in terms of revenue, North America Technology Products Group (NATG”).  EMEA and NATG were aggregated in prior years as they met the aggregation criteria.  Smaller business operations and corporate functions are aggregated and reported as an additional  segment – Corporate and Other (“Corporate”). On December 1, 2015, we sold certain assets and liabilities of the NATG business and are currently winding down its remaining operations, as discussed below.

Operating History and Recent Restructuring of NATG Business

The NATG segment sold products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”) products.  These products included computers, computer supplies and consumer electronics which were marketed in North America. Most of these products were manufactured by other companies; however, the Company did offer a selection of products manufactured for our own design and marketed on a private label basis.

In response to significant market pressures and poor operating performance, the Company initiated a series of  actions to focus the NATG business on improved profitability.  These actions included closing our PC manufacturing business in 2012,  making “TigerDirect” our go to market brand, ceasing use of our “CompUSA” and “CircuitCity” brands and making efforts to transition their customers to TigerDirect. Additionally, the Company began to re-evaluate its “brick and mortar” retail consumer business, and it closed 10 unprofitable stores in 2012-2014. In this regard, due to market conditions and other factors described in our previous public filings which adversely impacted our retail and online consumer business, on March 10, 2015 the Company announced that it was taking additional actions to focus our NATG business primarily on Business to Business (“B2B”) customers, and that NATG would be exiting the retail store business in order to accelerate its focus on its B2B operations. This exit plan included the closing of 31 retail stores (leaving three remaining in operation), closing one of the NATG distribution centers, and implementing a significant general workforce reduction to align available resources with a B2B focus, as well as transitioning retail customers to online consumer sales.

At that time, the Company also began exploring strategic alternatives for the NATG business, while continuing its efforts to focus the NATG business on B2B customers and returning the business to profitability.  Among other alternatives being considered, the Company engaged an investment advisor to seek a purchaser for the NATG business, and following solicitation and review of offers received, the Company negotiated the sale of certain assets and liabilities of the NATG business to PCM, Inc.  The sale closed on December 1, 2015, though delivery of certain IT, website and other related assets was deferred to and completed in February 2016.

As of this filing, the Company has completed most of the NATG wind down activities, including selling its remaining inventory, closing the two remaining retail stores and closing its remaining distribution center; employee reductions were primarily completed in the fourth quarter of 2015 and the first quarter of 2016 and currently approximately 30 employees remain at the Miami location.  These employees are performing wind-down activities and it is anticipated these activities will be substantially complete by the end of the second quarter of 2016; any remaining activities after that date will be undertaken by the Company’s Corporate function in New York.  The Company anticipates completing all wind down of remaining operations in 2016, other than settling of remaining lease obligations.

As a result of the sale of the NATG business to PCM and the wind down of NATG remaining operations, as of the date of this filing, the NATG business is discontinued and the Company’s business is now comprised of IPG, EMEA and Corporate and other. For a discussion of the accounting for the March 2015 exit from our retail store operations and the December 2015 sale and winding down of the NATG business, see Note 1and Note 2 to the Consolidated Financial Statements included in Item 15 of this Form 10-K.

Industrial Products

IPG sells a wide array of MRO products which are marketed in North America.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed under the trademarks: Global™, GlobalIndustrial.com™, Nexel™ Relius™, Relius Elite™ and Hercules™.  Industrial products accounted for 38%, 26% and 24% of our net sales from continuing operations in 2015, 2014 and 2013, respectively reported on a U.S. Generally Accepted Accounting Principles (“GAAP”) basis.

Technology Products – EMEA

EMEA sells products categorized as Information and Communication Technology (“ICT”)  and Consumer Electronics (“CE”).  These products are marketed in Europe.  Substantially all of these products are manufactured by other companies.   EMEA  accounted for 57%, 57% and 56% of our GAAP net sales from continuing operations in 2015, 2014 and 2013, respectively.

Technology Products – NATG

NATG sold ICT and CE products.  These products were marketed in North America.  Substantially all of these products were manufactured by other companies; however, the Company did offer a selection of products that were manufactured for our own design and marketed on a private label basis.  NATG accounted for 5%, 17% and 20% of our GAAP net sales from continuing operations in 2015, 2014 and 2013, respectively.

See Note 2 and Note 13 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute part of the Company have been in business since 1949. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Products

We offer over a million brand name and private label products. We endeavor to expand and keep current the breadth of our product offerings in order to fulfill the increasingly wide range of product needs of our customers.

MRO products offered by our IPG segment include electrical & bulbs; fasteners & hardware; foodservice & appliances; furniture & office; HVAC/R fans; janitorial & maintenance; material handling; medical & laboratory equipment; metalworking & cutting tools; motors & power transmission; office & school supplies; outdoor & grounds maintenance; packaging & supplies; plumbing supplies; pneumatics & hydraulics; raw material & building supply; safety & security; storage and shelving; tools and instruments; vehicle maintenance and workbench and shop desks.

ICT products offered by our EMEA segment include: computer & mobile devices; computer parts & memory; servers – storage & backup; computer components and accessories; networking & security; software; electronics and commercial and home networking.  CE products include TV and video; audio; cameras and surveillance; GPS; cell phones; video games and toys; home and electronics accessories.

Sales and Marketing

We market our products primarily B2B, which include for-profit businesses, educational organizations and government entities. We have developed numerous proprietary customer and prospect databases. We have established a multi-faceted direct marketing system to business customers, consisting primarily of our relationship marketers, catalog mailings and proprietary internet websites, the combination of which is intended to maximize sales. Our discontinued NATG business also marketed its products to individual consumers (“B2C”).

Relationship Marketers

Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain, our relationship marketers are prompted with product suggestions to expand customer order values. In certain countries, we also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by e-mail campaigns and periodic catalog mailings, both of which are designed to generate inbound telephone sales, and our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of our multiple marketing methods enables us to more thoroughly penetrate our business, educational and government customer base. We believe increased internet exposure leads to more internet-related sales and also generates more inbound telephone sales; just as we believe catalog mailings and email campaigns which feature our websites results in greater internet-related sales.

E-commerce

We currently operate multiple e-commerce sites, including:

North America	Europe

www.globalindustrial.com	www.misco.co.uk
www.globalindustrial.ca	www.misco.de
www.nexelwire.com	www.misco.fr
www.chdist.com	www.misco.nl
www.avenuesupply.ca	www.misco.it
www.industrialsupplies.com	www.misco.es
www.misco.se
www.misco.at
www.misco.ch
www.misco.be
www.inmac-wstore.com
www.miscosolutions.nl

We are continually upgrading the capabilities and performance of these websites in our significant markets. Our internet sites feature millions of MRO and ICT products.  Our customers have around-the-clock, online access to purchase products and we have the ability to create targeted promotions for our customers’ interests.

In addition to our own e-commerce websites, we have partnering agreements with several of the largest internet shopping and search engine providers who feature our products on their websites or provide “click-throughs” from their sites directly to ours.  These arrangements allow us to expand our customer base at an economical cost.

Catalogs

As IPG and EMEA have increased their focus on online and ecommerce advertising, marketing and sales activities, they have decreased their use of hard copy catalogs over the last several years, and currently distribute many fewer regular and specialty catalogs than in prior periods

Customer Service, Order Fulfillment and Support

We generally receive orders through the Internet, by telephone and by EDI.  We generally provide toll-free telephone number access for our customers in countries where it is customary.  Certain domestic call centers are linked to provide telephone backup in the event of a disruption in phone service.

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

Suppliers

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. Two vendors accounted for 10% or more of our purchases in 2015 and 2014: one vendor accounted for 12.2% and 12.6%, respectively; another vendor accounted for 10.9% and 11.6%, respectively.  In 2013, one vendor accounted for 13.9% of our purchases. Excluding NATG operations, no vendor accounted for 10% or more of our purchases in 2015, 2014 or 2013.  The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

Most private label products are manufactured by third parties to our specifications.

Competition and Other Market Factors

Industrial Products

The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets. We face competition from large diversified MRO distributors such as Grainger Inc., MSC Industrial Direct Inc., Fastenal Inc., and other large retailers, including ecommerce retailers such as Amazon.  We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors.  Many high volume purchasers, however, utilize catalog distributors as their first source of product. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service and convenience.  We believe that direct marketing via sales representatives, catalog and the Internet are effective and convenient distribution methods to reach mid-sized facilities that place many small orders and require a wide selection of products.  In addition, because the industrial products market is highly fragmented and generally less brand oriented, we believe it is well suited to private label products.

Technology Products

The market for selling technology product markets is highly competitive, with many U.S., European and Asian companies vying for market share. We face competition from large distributors such as Econocom, Computa Center, Insight and others. There are few barriers to entry, with these products being sold through multiple channels of distribution, including direct marketers, computer resellers, mass merchants, over the Internet local and national retail computer stores, and by computer and office supply superstores.

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

Conditions in the EMEA market for technology products remain highly competitive, resulting in our frequent discounting of product sales price as well as offering free or highly discounted freight.  These actions have and may continue to adversely affect our revenues and profits.  Additionally, we rely in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability.  There is no assurance that the rapid rate of such technological advances and product development will continue.

Employees

As of December 31, 2015, we employed a total of approximately 3,300 employees, of whom 1,600 were in North America and 1,700 were in Europe and Asia. On December 1, 2015 when the Company closed on the sale of certain assets and liabilities of its NATG segment to PCM and announced that it is winding down the remaining operations of NATG during early 2016, NATG employed approximately 1,000 employees. As of December 31, 2015, NATG employed approximately 500 employees; as of the date of filing this Form 10-K, NATG employed approximately 30.

Seasonality

Seasonality does not have a material effect on the Company’s continuing IPG and EMEA businesses.

Environmental Matters

Under various national, state and local environmental laws and regulations in North America and Western Europe, Hungary and Asia, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault.  We lease most of our facilities.  In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances.  Although we have not been notified of, and are not otherwise aware of, any material real property environmental liability, claim or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with real property environmental matters in the future.

Financial Information About Foreign And Domestic Operations

We currently sell our products in North America (the United States, Puerto Rico, Canada and Mexico) and Europe.  Approximately 63.5%, 65.6%, and 65.9% of our GAAP net sales from continuing operations during 2015, 2014 and 2013, respectively were made by subsidiaries located outside of the United States.  For information pertaining to our international operations, see Note 13, “Segment and Related Information,” to the Consolidated Financial Statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations, excluding discontinued operations, in those two geographic markets (in millions):

	North America	Europe and Asia	Total
2015
Net sales	$801.8	$1,052.9	$1,854.7
Operating income (loss)	$(13.5)	$(10.6)	$(24.1)
Identifiable assets	$470.3	$239.8	$710.1

2014
Net sales	$914.3	$1,189.9	$2,104.2
Operating income (loss)	$9.4	$(23.1)	$(13.7)
Identifiable assets	$582.9	$314.0	$896.9

2013
Net sales	$880.0	$1,095.4	$1,975.4
Operating income (loss)	$(5.1)	$(5.7)	$(10.8)
Identifiable assets	$610.2	$332.0	$942.2

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

Current economic conditions may cause the loss of consumer confidence in the Company’s domestic and international markets which we believe resulted in a decrease of spending in the categories of products we sell in 2015, 2014 and 2013, which mostly impacted our now discontinued NATG business and to some extent our EMEA business. With conditions in the EMEA market for technology products remaining highly competitive, reductions in our selling prices, as we have experienced in recent years, have adversely affected our revenue and profits and could continue to do so in the future.  It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity or allocations to their customers creating shortages of product.  Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism.  Our consolidated results of operations are directly affected by economic conditions in North America and Europe.  We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders, which occurred in 2013 and 2014 in the discontinued NATG business and to some extent in our EMEA business between 2014 and 2015.  Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and maintain our margins, our ability to attract new customers and the financial condition of our customers.  A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect our sales, prices and profitability as well, which occurred in 2013 and 2014 in the discontinued NATG business and to some extent in our EMEA business between 2014 and 2015.  We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

In response to economic and market conditions, from time to time we have undertaken initiatives to reduce our cost structure where appropriate, as occurred in the discontinued NATG business and in certain EMEA operations.  These initiatives, as well as any future workforce and facilities reductions, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates and re-attain the levels of profitability we experienced prior to the recent market downturns.  In addition, costs actually incurred in connection with our restructuring actions may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings.

See Operating History and Recent Restructuring of Our Business for a discussion of the closing of our NATG business in 2015.

•	The markets for our products and services are extremely competitive and if we are unable to successfully respond to our competitors’ strategies our sales and gross margins will be adversely affected.

We may not be able to compete effectively with current or future competitors.  The markets for our products and services are intensely competitive and subject to constant technological change.  The adverse impact of the boom in mobile device sales on PC and laptop sales, demonstrate how rapid technological change can significantly affect the markets for the products we sell, as occurred in our discontinued NATG business. We expect this competition and technological change to further intensify in the future. Competitive factors include price, availability, service and support. Our ecommerce business faces pressure from competing with large, expanding ecommerce retailers.   Many of our competitors are larger companies with greater financial, marketing and product development resources than ours.  The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets.  We face competition from large diversified MRO distributors such as Grainger Inc., MSC Industrial Direct Inc., Fastenal Inc., and other large retailers, including ecommerce retailers such as Amazon.We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. In addition, new competitors may enter our markets.  This may place us at a disadvantage in responding to competitors’ pricing strategies, technological advances and other initiatives, resulting in our inability to increase our revenues or maintain our gross margins in the future.

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

Our United States subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence or in which we believe sufficient nexus exists which obligates us to collect sales tax.  Other states may, from time to time, claim that we have state-related activities constituting physical nexus to require such collection.  Additionally, many other states seek to impose sales tax collection or reporting obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, regardless of physical presence.  Such efforts by states have increased recently, as states seek to raise revenues without increasing the income tax burden on residents. We rely on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier.  We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection or reporting obligations on all e-commerce and/or direct mail transactions.  A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes. See Legal Proceedings.

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

Risks Related to Our Company

•	We rely to a great extent on our information and telecommunications systems, and significant system failures or outages, or our failure to properly evaluate, upgrade or replace our systems, or the failure of our security/safety measures to protect our systems and websites, could have an adverse effect on our results of operations.

We rely on a variety of information and telecommunications systems in our operations.  Our success is dependent in large part on the accuracy and proper use of our information systems, including our telecommunications systems.  To manage our growth, we continually evaluate the adequacy of our existing systems and procedures, and we have been engaged in transitioning key features of our current information and operating systems to a new platform we have developed specifically for our needs; delays or operational problems in effectively implementing the transition could have a material adverse effect on our operations. We have experienced some delays and operational problems in implementing new IT systems which have impacted timely transition to the new platform. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information systems, including software and hardware, as we grow and the needs of our business change.  The occurrence of a significant system failure, electrical or telecommunications outages or our failure to expand or successfully implement new systems could have a material adverse effect on our results of operations.

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

•	We have exited our NATG business and could incur costs in excess of our estimated exit expenses.

In response to significant market pressures described above under the heading Operating History and Recent Restructuring of Our Business, the Company negotiated the sale of certain assets and liabilities of the NATG business to PCM.  The sale transaction closed on December 1, 2015, though delivery of certain IT, website and other related assets was deferred to and completed in February 2016.  As of this filing, the Company has completed most of the NATG wind down activities, including selling its remaining inventory, closing the two remaining TigerDirect retail stores,  and closing its remaining NATG distribution center.  Employee reductions were primarily completed in the fourth quarter of  2015 and the first quarter of  2016 and currently approximately 30 employees remain at the Miami office. The Company expects that additional NATG wind-down costs incurred during 2016 or later will aggregate between $15 and $25 million, which will be presented in discontinued operations.

There can be no assurance the Company will be able to timely exit its existing lease commitments at expected costs levels. Failure to achieve these expectations will result in increased cash exit costs for the Company and could have a material adverse effect on its operating results.

•	We have recently completed two acquisitions; our operations will be impacted by our ability to timely and efficiently transition and integrate those acquisitions with the rest of our business in the US and EMEA.

There are significant risks and uncertainties associated with effecting acquisition transactions, particularly in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner. Our failure to do so could result in substantial costs and delays or other operational, technical or financial problems. Integration efforts also may divert management attention and resources.

We have made two acquisitions in the past twenty four months, and there is a risk that integration difficulties or a significant decline in revenues of the acquired business may cause us not to realize expected benefits from the transactions and may affect our results. The success of these acquisitions depends on our ability to realize the anticipated benefits and cost savings from combining the acquired businesses with our existing business, including growing the revenues of the acquired businesses through cross selling and other initiatives. We may not be able to achieve these objectives, in whole or in part, or be able to do so in a timely manner.  Furthermore, the acquired businesses are, and will in the short term  continue to be, engaged in transitioning their businesses from the existing IT platforms on which they operate (and which are licensed from the sellers of those businesses under standard transition services agreements) to our IT platforms. This transition is complicated and affects many inter-related business functions; if we are unable to timely and effectively affect the IT transition aspect of the integration, or fail to do so without disruption, the acquired businesses operations and our results would be materially adversely affected. The integration process, and the issues that can arise, can be complex and unforeseen operating challenges or unbudgeted situations can occur. Additional risks in acquisition transactions may include our inability to timely and effectively integrate the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, sales and marketing functions. In the case of foreign acquisitions, such as the acquisition of SCC/Misco Solutions, we will need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries. Subject to certain exceptions, generally we will be responsible for the liabilities and obligations of the acquired businesses incurred or occurring prior to acquisition, including contingent liabilities. In this regard, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to compliance with laws and contractual requirements. If any of these representations and warranties is inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

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

We opened our shared services center in Budapest, Hungary during the second quarter of 2013 to facilitate the continued growth of our EMEA business through operational efficiencies and enhanced internal processes. This facility provides administrative and back office services for the existing European business. As an incentive to locate in Hungary, the Hungarian Investment and Trade Agency (“HITA”) agreed to reimburse the Company for approximately 8% of payroll costs, up to a maximum of approximately $3.1 million, for the first 505 employees hired at the shared service center. The reimbursement is limited to the first twenty four months of employment for employees hired by December 2015 (or such lower number of employees as is negotiated with HITA) with all such reimbursements being completed by December 2017.  In return for this incentive, the Company has committed to maintaining certain employment levels through 2020.  The ongoing commitment is for less than 505 employees and accordingly the payroll cost reimbursement will be proportionally less.  Failure by the Company to maintain these employment levels will result in the repayment of a portion or all of the related reimbursements we may receive with interest.

Our efforts to operate our European business in a more centralized manner, rather than on an individual country by country basis, requires us to implement changes in our business processes, eliminate redundancies, relocate and/or hire new personnel, transition our information management systems, and integrate the new operation into our existing business seamlessly and without disruption to our operations, customers and vendors. However, delays or operational problems in transitioning our information management systems,  a lower than expected impact of the facility on the Company’s European operations, costs and capital expenditures, the ability to timely hire and train new employees in Hungary, and delays, impediments or other problems associated with its establishment could have a material adverse effect on our European operations and our results of operations.

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

We purchase a substantial portion of our products from major distributors and directly from large manufacturers who may deliver those products directly to our customers.  These relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory.  The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

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

The Company has made acquisitions in the past of other businesses and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired we may be required to record a significant charge to earnings in the period during which the impairment is discovered.  Previously, impairment charges on goodwill and intangible assets occurred in 2014 and 2013 for the NATG business.  No impairment charges have occurred in IPG and EMEA.  Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2015, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the European Union Euro, Canadian Dollar, British Pound Sterling, and the U.S. Dollar. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future.  Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales accounted for approximately 63.5% of our net sales from continuing operations during 2015.  To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

We require significant levels of capital in our business to finance accounts receivable and inventory.  We maintain credit facilities in the United States to finance increases in our working capital if available cash is insufficient.  The amount of credit available to us at any point in time may be adversely affected by the quality or value of the assets collateralizing these credit lines.  In addition, in recent years global financial markets have experienced diminished liquidity and lending constraints.  Our ability to obtain future and/or increased financing to satisfy our requirements as our business expands could be adversely affected by economic and market conditions, credit availability and lender perception of our Company and industry.  Although our current credit facility expires in October 2016, we currently have no reason to believe that we will not be able to renew or replace our facilities when they reach maturity.

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

As of December 31, 2015, we had approximately 1,700 employees located in Europe and Asia. We have workers’ councils representing the employees of our France, Germany, and Netherlands operations, and trade unions representing our employees in Italy and Sweden and elected employee representatives for our employees in the United Kingdom and Spain. Most of these European employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by unions or workers’ councils that must approve certain changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

The B2B computer, service solutions and electronics industry in which EMEA participates is highly price competitive and gross profit margins are narrow and variable.  The Company’s ability to further reduce prices in reaction to competitive pressure is limited.  Additionally, gross margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and/or price protection programs, product return rights, and product mix.  In 2015 pricing pressure continued to be prevalent in the markets we serve and we expect this to continue.  We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines.  If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

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

Our business depends largely on the efforts and abilities of certain key senior management.  The loss of the services of one or more of such key personnel could have a material adverse effect on our business and financial results.

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

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the SEC, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s North America Technology Products business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty  months imprisonments, respectively.  Following completion of their sentences, each is to be placed on supervised release for a period of thirty-six months.  On March 1, 2016, the United States District Court for the Southern District of Florida awarded the Company approximately $36 million in restitution from Gilbert and Carl Fiorentino, which the Company will utilize all available means to collect.

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

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 68.6% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions.  Further, as a "controlled company" under NYSE rules,  the Company has elected to opt-out of certain New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board; the Company does however currently have an independent Audit, Compensation Committee and Corporate Governance and Nominating Committees.

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

North America

As of December 31, 2015 we have seven operational distribution centers in North America which aggregate approximately 2.5 million square feet, all of which are leased.  Six of the distribution centers are part of the IPG segment and total 2.1 million square feet. The remaining distribution center is part of the now discontinued NATG segment and was closed during February 2016.  In addition to these operational distribution centers, at December 31, 2015 we had two vacant distribution centers which are being marketed for sublease.

Our headquarters, administrative offices and call centers aggregate approximately 344,000 square feet, all of which are leased.  The IPG segment accounts for 232,000 square feet, the NATG segment 102,000 square feet, and  approximately 10,000 square feet for  the Corporate and Other segment.

The following table summarizes the geographic location of our North America retail stores at the end of 2015:

Location	Stores Open – 12/31/14	Store Openings/ (Store Closings)	Stores Open – 12/31/15
Delaware	1	(1)	-
Florida	15	(14)	1
Georgia	1	-	1
Illinois	4	(4)	-
North Carolina	1	(1)	-
Puerto Rico	2	(2)	-
Texas	4	(4)	-
Ontario, Canada	6	(6)	-
	34	(32)	2

Europe

As of December 31, 2015, we have four distribution centers in EMEA Technology which aggregate approximately 185,000 square feet.  Three of these, aggregating approximately 112,000 square feet are leased; one distribution center of approximately 73,000 square feet is owned by the Company.  Our administrative offices and call centers aggregate approximately 310,000 square feet, of which 233,000 square feet are leased and 77,000 square feet are owned by the Company.

Asia

As of December 31, 2015, we leased administrative offices in Asia of approximately 10,000 square feet. 7,000 square feet pertain to the Corporate and Other segment. The remaining 3,000 square feet are part of the IPG segment.

Please refer to Note 12 to the Consolidated Financial Statements for additional information about leased properties, including aggregate rental expense for these properties.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2015 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2015 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s North American Technology Products business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty months imprisonment, respectively.  Following completion of their sentences, each is to be placed on supervised release for a period of thirty-six months.  On March 1, 2016, the United States District Court for the Southern District of Florida awarded the Company approximately $36 million in restitution from Gilbert and Carl Fiorentino, which the Company will utilize all available means to collect.

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

	High	Low
2015
First Quarter	$14.74	$10.35
Second Quarter	12.44	7.99
Third Quarter	9.18	6.73
Fourth Quarter	9.97	7.36

2014
First Quarter	$15.28	$10.86
Second Quarter	18.25	14.12
Third Quarter	16.41	12.30
Fourth Quarter	16.21	12.28

On December 31, 2015 (closest date to our fiscal year end of January 2, 2016), the last reported sale price of our common stock on the New York Stock Exchange was $8.60 per share.  As of December 31, 2015, we had 168 shareholders of record.

Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we may decide to declare special dividends in the future, subject to availability limitations under our credit facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 6 of “Notes to Consolidated Financial Statements”.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6.	Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.  The selected statement of operations data, excluding discontinued operations, for fiscal years 2015, 2014 and 2013 and the selected balance sheet data as of December 2015 and 2014 are derived from the audited consolidated financial statements which are included elsewhere in this report.  The selected balance sheet data as of December 2013, 2012 and 2011 and the selected statement of operations data for fiscal years 2012 and 2011 are derived from the audited consolidated financial statements of the Company which are not included in this report. The results of operations shown here have been adjusted to reflect the presentation of the NATG discontinued operations (See Note 1 of the Notes to Consolidated Financial Statements).

	Years Ended December 31,
	(In millions, except per share data)
	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$1,854.7	$2,104.2	$1,975.4	$1,961.2	$1,923.7
Gross profit	$342.7	$377.2	$360.7	$354.4	$352.5
Operating income (loss) from continuing operations	$(24.1)	$(13.7)	$(10.8)	$8.2	$33.1
Net income (loss) from continuing operations	$(48.3)	$(32.0)	$(43.0)	$17.8	$17.9
Per Share Amounts:
Net income (loss) — diluted	$(1.30)	$(0.86)	$(1.16)	$0.48	$0.48
Weighted average common shares — diluted	37.1	37.1	37.0	36.9	37.1
Cash dividends declared per common share	$-	$-	$-	$0.25	$-
Balance Sheet Data:
Working capital	$214.2	$310.6	$345.8	$360.8	$354.8
Total assets	$710.1	$896.9	$942.2	$962.3	$889.7
Long-term debt, excluding current portion	$0.4	$1.1	$2.9	$5.4	$7.1
Shareholders’ equity	$253.9	$359.6	$406.2	$446.3	$454.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. During 2015, our operations were organized in three reportable business segments — IPG, EMEA and our largest business in terms of revenue, NATG.  EMEA and NATG were aggregated in prior years as they met the aggregation criteria.  Smaller business operations and corporate functions are aggregated and reported as an additional  segment – Corporate. On December 1, 2015, we sold certain assets and liabilities of the NATG business and are currently winding down its remaining operations. See History of and Recent Restructuring of our NATG Business above.

The Company follows the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements  the disposal must be a  “major strategic shift” for the reporting entity . If the entity meets this new threshold only the components that were in operation at the time of disposal will be presented as discontinued operations. In the Company’s case, the sale of the NATG business in December 2015 meets the major strategic shift criteria. As a result the B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale are presented as discontinued operations in the accompanying financial statements presented in this Form 10-K. The 31 retail stores and warehouse which were closed in 2015 prior to the PCM transaction, along with allocations of common distribution and back office costs, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  In order to provide more meaningful information to investors which reflect the full exit of NATG, the Company is also presenting its results on a non-GAAP basis in the “Non-GAAP” operating results table. This non-GAAP presentation reflects the entire NATG segment as a discontinued operation for all periods presented as well as including adjustments for non-recurring items, intangible amortization and equity compensation in recurring operations.

Management’s discussion and analysis that follows will include IPG, EMEA, NATG continuing operations and NATG discontinued operations.

Industrial Products

Our Industrial Products segment sells a wide array of MRO products which are marketed in North America. Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™ Relius™, Relius Elite™ and Hercules™, Paramount™ and Interion™. Industrial products accounted for 38%, 26% and 24% of our GAAP net sales from continuing operations in 2015, 2014 and 2013, respectively. In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

On January 30, 2015, the Company announced that its Industrial Products Group had completed its previously announced acquisition of the Plant Equipment Group, a business-to-business direct marketer of MRO products, from TAKKT America for $25.9 million in cash; post-closing working capital adjustments were de minimis. Integration of this acquired business is in process and proceeding timely and efficiently. This acquisition expands the Company’s regional footprint and its market share.

EMEA Technology Products Group

Our EMEA Technology Products segment primarily sells ICT and CE products.  These products are marketed in Europe. Most of these products are manufactured by other companies. EMEA Technology products accounted for 57%, 57% and 56% of our GAAP net sales from continuing operations in 2015, 2014 and 2013, respectively.

On June 12, 2014, the Company acquired Misco Solutions (f/k/a SCC Services B.V.), a supplier of business-to-business IT products and services with operations in the Netherlands. This acquisition expanded the Company’s business in the Netherlands.

NATG Technology Products Group

As disclosed above, the Company sold certain B2B assets of NATG in December 2015 and will cease its operations in 2016.  The NATG segment sold primarily ICT and CE products.  These products were marketed in the United States, Canada and Puerto Rico. Most of these products were manufactured by other companies; however the Company did offer a selection of products that were manufactured to our own designs and marketed on a private label basis.  NATG sales included in continuing operations accounted for 5%, 17% and 20% of our GAAP net sales from continuing operations in 2015, 2014 and 2013, respectively.

Discontinued Operations

As disclosed above, the B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale to PCM are presented as discontinued operations in the accompanying financial statements.  Total GAAP net sales for the discontinued operations were $1,053.4 million, $1,338.6 million and $1,376.9 million for the years ended  2015, 2014 and 2013, respectively.  See Note 2 and 13 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

Operating Conditions

The North American industrial products market is highly fragmented and we compete against multiple distribution channels.

The EMEA market for computer products and electronics is subject to intense price competition and is characterized by narrow gross profit margins. Distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment.

The primary component of our operating expenses historically has been employee-related costs, which includes items such as wages, commissions, bonuses, employee benefits and stock option expenses. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In the discussion of our results of operations we refer to business to business channel sales and period to period constant currency comparisons.   Sales in the Industrial Products segment, European Technology Products and Corporate and other are considered to be B2B sales.  In the North American Technology Products business, we consider business to business (“B2B”) channel sales to be sales made direct to other businesses and government /public sector entities through managed business relationships, outbound call centers and extranets. Consumer (“B2C”) channel sales are sales from retail stores, consumer websites, inbound call centers and television shopping channels.  Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

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

Our allowance for doubtful accounts policy contains assumptions and judgments made by management related to collectability of aged accounts receivable and chargebacks from credit card sales. We evaluate the collectability of accounts receivable based on a combination of factors, including an analysis of the age of customer accounts and our historical experience with accounts receivable write-offs. The analysis also includes the financial condition of a specific customer or industry, and general economic conditions.  In circumstances where we are aware of customer credit card charge-backs or a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts applicable to amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected is recorded. In those situations with ongoing discussions, the amount of bad debt recognized is based on the status of the discussions.

We have not made any material changes to our allowance for doubtful accounts receivable reserve policy in the past three years and we do not anticipate making any material changes to this policy in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

A change of 10% in our allowance for doubtful accounts reserve at December 31, 2015 would impact net income by approximately $1.0 million.

Inventory valuation.  We value our inventories at the lower of cost or market; cost being determined on the first-in, first-out method except in certain locations in Europe and retail locations where an average cost is used. Excess and obsolete or unmarketable merchandise are written down based on historical experience, assumptions about future product demand and market conditions. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past.

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

A change of 10% in our inventory reserves at December 31, 2015 would impact net income by approximately $1.6 million.

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

We recorded goodwill and intangible assets related to the January 2015 acquisition of P.E.G. of approximately $12.6 million.  We have approximately in aggregate $18.8 million in goodwill and intangible assets at December 31, 2015.  We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our remaining goodwill or intangible assets are impaired will change materially in the future. However if the inputs used in our discounted cash flow models or our forecasts are materially different than actual experience we could incur impairment charges that are material.

We recorded goodwill and intangible assets related to the June 2014 Misco Solutions (f/k/a SCC Services B.V.) acquisition of approximately $2.7 million.

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

In 2015 the Company conducted an evaluation of the long-lived assets in its EMEA and now discontinued NATG segment and concluded that an impairment charge of $0.7 million each, pre-tax, be recorded.

In 2014 the Company conducted an evaluation of the long-lived assets in its now discontinued North America Technology Products segment and concluded that an impairment charge of $10.0 million, pre-tax, be recorded.

We do not believe it is reasonably likely that the estimates and assumptions used to determine long lived asset impairment will vary materially in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

A change of 10% in the carrying value of our long lived assets would impact net income by approximately $3.8 million.

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

A change of 10% in our vendor accruals at December 31, 2015 would impact net income by approximately $0.7 million.

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

In 2015 the Company recorded non-cash valuation allowances against the deferred tax assets of  certain of its subsidiaries in Europe and Canada in the amount of  approximately $0.8 million.

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

The Company recorded special charges of $27.9 million, $15.9 million and $16.2 million in continuing operations related to reorganization, restructuring and asset impairment and other charges for the years ended 2015, 2014 and 2013, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP.  Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the potential effect of the revised guidance will have on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. The Company is currently in the process of evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has early adopted this standard in the fourth quarter of 2015 on a retrospective basis. Prior periods have been retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within with those years. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

Highlights from 2015

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	IPG sales grew 25.6%. On a constant currency basis and excluding P.E.G., sales grew 10.1%.
•	EMEA sales declined 11.5%. On a constant currency basis and excluding Misco Solutions, sales declined 1.9%.
•	The NATG business was sold in December 2015 for $14.0 million and the Circuit City name and trademarks were sold in November 2015 for $2.0 million.

GAAP Results of Operations

Key Performance Indicators* (in millions):

	Years Ended December 31,
	2015	2014	2013	% Change 2015/2014	% Change 2014/2013
Net sales of continuing operations by segment:
IPG	$698.6	$556.0	$473.8	25.6%	17.3%
EMEA	1,052.9	1,189.9	1,095.4	(11.5)%	8.6%
Corporate and other	5.4	5.9	5.2	(8.5)%	13.5%
NATG- continuing operations	97.8	352.4	401.0	(72.2)%	(12.1)%
Consolidated net sales	$1,854.7	$2,104.2	$1,975.4	(11.9)%	6.5%
Consolidated gross profit	$342.7	$377.2	$360.7	(9.1)%	4.6%
Consolidated gross margin	18.5%	17.9%	18.3%	0.6%	(0.4)%
Consolidated SG&A costs**	$366.8	$390.9	$371.5	(6.2)%	5.2%
Consolidated SG&A costs** as % of sales	19.8%	18.6%	18.8%	1.2%	(0.2)%
Operating income (loss) from continuing operations by segment:
IPG	$43.7	$41.0	$40.0	6.6%	2.5%
EMEA	(10.8)	(21.2)	(4.2)	(49.1)%	404.8%
Corporate and other	(18.8)	(15.6)	(20.0)	20.5%	(22.0)%
NATG – continuing operations	(38.2)	(17.9)	(26.6)	113.4%	(32.7)%
Consolidated operating (loss)	$(24.1)	$(13.7)	$(10.8)	75.9%	26.9%
Operating margin from continuing operations by segment:**
IPG	6.3%	7.4%	8.4%	(1.1)%	(1.0)%
EMEA	(1.0)%	(1.8)%	(0.4)%	0.8%	(1.4)%
NATG	(39.1)%	(5.1)%	(6.6)%	(34.0)%	1.5%
Consolidated operating margin from continuing operations	(1.3)%	(0.7)%	(0.6)%	(0.6)%	(0.2)%
Effective income tax rate	38.8%	59.2%	246.8%	(20.4)%	(187.6)%
Net income (loss) from continuing operations	$(48.3)	$(32.0)	$(43.0)	50.9%	(6.2)%
Net margin from continuing operations	(2.6)%	(1.5)%	(2.2)%	(1.1)%	0.2%
Net income (loss) from discontinued operations	$(51.5)	$(5.5)	$(0.8)	836.4%	587.5%
Net margin from discontinuing operations	(2.8)%	(0.3)%	(0.0)%	(2.5)%	0.3%

*excludes discontinued operations (See Note 2 of Notes to Consolidated Financial Statements).
** includes special charges, net (See Note 9 of Notes to Consolidated Financial Statements).

Non-GAAP Results of Operations
Supplemental Non-GAAP Continuing Operation Business Unit Summary Results - Unaudited
Industrial Products Group
	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales	$698.6	$556.0	$473.8	25.6%	17.3%
Gross profit	$198.7	$163.4	$142.9	21.6%	14.3%
Gross margin	28.4%	29.4%	30.2%
Operating income	$44.0	$43.0	$40.4	2.3%	6.4%
Operating margin	6.3%	7.7%	8.5%

EMEA Technology Products Group
	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales	$1,052.9	$1,189.9	$1,095.4	(11.5)%	8.6%
Gross profit	$129.8	$153.7	$151.0	(15.5)%	1.8%
Gross margin	12.3%	12.9%	13.8%
Operating income (loss)	$(9.0)	$(7.8)	$5.0	15.4%	(256.0)%
Operating margin	(0.9)%	(0.7)%	0.5%

Corporate & Other
	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales	$5.4	$5.9	$5.2	(8.5)%	13.5%
Gross profit	$3.6	$3.9	$4.2	(7.7)%	(7.1)%
Gross margin	66.7%	66.1%	80.8%
Operating loss	$(18.2)	$(14.7)	$(18.8)	23.8%	(21.8)%

Consolidated
	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales	$1,756.9	$1,751.8	$1,574.4	0.3%	11.3%
Gross profit	$332.1	$321.0	$298.1	3.5%	7.7%
Gross margin	18.9%	18.3%	18.9%
Operating income	$16.8	$20.5	$26.6	(18.0)%	(22.9)%
Operating margin	1.0%	1.2%	1.7%

SYSTEMAX INC.
Reconciliation of Segment GAAP Operating Income (Loss) from Continuing Operations to Non-GAAP
Operating Income (Loss) from Continuing Operations - Unaudited
 (In millions)

	Year Ended December 31,
	2015	2014	2013
IPG	$43.7	$41.0	$40.0
EMEA	(10.8)	(21.2)	(4.2)
NATG	(38.2)	(17.9)	(26.6)
Corporate and Other	(18.8)	(15.6)	(20.0)
GAAP operating loss	(24.1)	(13.7)	(10.8)
Non-GAAP adjustments:
Industrial Products:
Integration costs	1.0	0.4	(0.2)
Intangible asset amortization	0.3	0.0	0.0
Stock-based and other special compensation	(1.0)	1.6	0.6
Total Non-GAAP Adjustments – Industrial Products	0.3	2.0	0.4

Technology Products - EMEA:
Severance and other reorganization related charges	0.7	12.3	8.2
Asset impairment charges	0.7	0.0	0.0
Stock based compensation	0.1	0.3	0.3
Intangible asset amortization	0.3	0.8	0.7
Total Non-GAAP Adjustments: Technology Products EMEA	1.8	13.4	9.2

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	38.2	17.9	26.6
Total Non-GAAP Adjustments : Technology Products NA	38.2	17.9	26.6

Corporate and Other:
Severance and other reorganization related charges	0.0	0.1	0.0
Stock based compensation	0.6	0.8	1.2
Total Non-GAAP Adjustments: Corporate and Other	0.6	0.9	1.2

IPG	44.0	43.0	40.4
EMEA	(9.0)	(7.8)	5.0
NATG	0.0	0.0	0.0
Corporate and Other	(18.2)	(14.7)	(18.8)
Non-GAAP operating income	$16.8	$20.5	$26.6

Management’s discussion and analysis that follows will include IPG, EMEA, NATG continuing operations and NATG discontinued operations. The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS:

The IPG segment net sales benefited from continued growth across most product lines and incremental sales from the P.E.G. acquisition, which contributed $89.1 million in sales and approximately $1.1 million of pretax earnings during 2015, as well as investment in hiring sales personnel and subject matter experts who bring specific technical knowledge to our customers. On a constant currency basis, and excluding P.E.G., net sales increased 10.1% during 2015.

The IPG segment net sales increase in 2014 was attributable to the expansion of the product assortment in new and core product categories, the expansion of the private label and brand name selections as well as investment in hiring expert sales personnel. On a constant currency basis, sales increased 17.7%  during 2014.

The EMEA segment net sales decrease is attributable to unfavorable currency movements and a challenging market in the United Kingdom which more than offset the performance in other markets. Our France operations continued its strong performance (local currency increase of 19.1%), benefiting from continued growth in its core businesses. On a constant currency basis and excluding Misco Solutions, EMEA segment net sales decreased 1.9% for 2015.

The EMEA segment sales increase in 2014 was due to a benefit from the June 2014 Misco Solutions (f/k/a SCC Services B.V.) acquistion, strong sales growth in France, improved BTB sales from certain markets, and favorable exchange rates. On a constant currency basis, and excluding the Misco Solutions acqusition, net sales increased 0.9% for 2014.

The Corporate and Other segment net sales decrease is attributable to the decrease in rebate processing business which was impacted by the exit from our NATG operations for 2015.

The Corporate and Other segment net sales increase in 2014 was 13.5% primarily due to increased sales in the rebate processing business for 2014.

Sales in NATG continuing operations represent the sales of the retail stores closed during the first half of 2015. Sales for 2014 represent full year sales of retail stores closed in 2015 and sales of stores closed during 2014. Sales for 2013 represent full year sales of retail stores closed in 2015 and 2014 and sales of stores closed during 2013.

GROSS MARGIN

Consolidated gross profit totaled $342.7 million, $377.2 million and $360.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Gross margin is dependent on variables such as product mix, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, freight and supply/chain sourcing decisions, discounting and other variables, any or all of which may result in fluctuations in gross margin.

The IPG segment gross margin was negatively impacted by increased distribution costs associated with the opening of a new distribution center in the third quarter of 2015 and reduced freight margin. We anticipate that this new facility will result in improved gross margins from freight cost reductions to west coast customers and improved efficiency at the other distribution centers. Product margin improved marginally, driven by growth of certain higher margin categories, and our private label offering.

The IPG segment gross margin decline in 2014 was driven by product mix to more domestically sourced products in comparison to 2013.

The EMEA segment gross margin decline is related to reduced selling margins driven by customer shifts from commercial to public sector accounts, and lower freight revenues.

The EMEA segment gross margin decline in 2014 was related to reduced selling margins, particularly in the United Kingdom in comparison to 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”), EXCLUDING SPECIAL CHARGES

Consolidated selling, general and administrative expenses totaled $338.9 million, $375.0 million and $355.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The IPG segment incurred increased costs of approximately $29.9 million in 2015 compared to 2014 including costs incurred by P.E,G. since the date of acquisition. Significant expense increases include approximately $14.1 million on increased salary and related costs of additional sales headcount, of which $11.3 million related to P.E.G. costs. IPG also recorded increased net internet advertising spending of approximately $10.3 million, of which $5.8 million related to P.E.G. costs, as it continues to expand its online product offerings and its ecommerce presence, and increased rent and related expenses of $1.2 million related to the P.E.G. acquisition during 2015.

The IPG segment SG&A expense increases for 2014 over 2013 were primarily attributable to increased salary and related costs of approximately $5.6 million due to increased sales and product management headcount, and increased internet advertising spending of approximately $8.5 million compared to 2013.

In the EMEA segment, during 2015 we incurred lower salary and related costs of approximately $16.7 million due to the consolidation of positions from country locations to the European shared services center. EMEA also had decreased net internet advertising spending of approximately $0.9 million and decreased rent and related expenses of $1.1 million.

The EMEA segment had increased SG&A expenses during 2014 primarily due to a continued overlap in costs as we transitioned functions from individual country operations to our European shared services center. The significant expense increases included approximately $4.4 million of increased salary and related costs of additional sales personnel and additional headcount for the shared services center, partially offset by $0.6 million in reimbursements for shared service center salaries under the incentive agreement with the Hungarian business development agencies, recorded in the second quarter of 2014.  Additionally, in Europe, for 2014 we had less vendor supported advertising revenue of approximately $3.7 million, increased computer and telephone maintenance of approximately $1.1 million and insurance, rent and related expense increases of approximately $2.6 million, offset by reduced internet advertising spend of approximately $1.9 million.

Corporate and other segment incurred increased costs of approximately $3.3 million for 2015. The increase is primarily attributable to increased overhead expenses primarily as a result of  increased personnel costs.

Corporate and other segment recorded a benefit of approximately $1.3 million in lower personnel costs and a decrease in professional fees of approximately $0.7 million in 2013.

NATG continuing operations SG&A expense for 2015 totaled approximately $23.1 million compared to $70.6 million in 2014.  NATG continuing operations SG&A expense is primarily payroll costs, credit card fees, rent and utilities. Lower costs in 2015 are the result the closure of 31 retail stores and a warehouse in 2015. Lower costs in 2014 are associated with the closure of 2 retail stores in 2014 and 5 stores in 2013.

NATG continuing operations SG&A expense for 2013 totaled approximately $81.2 million and were primarily related to salary and related costs, credit card fees, rent, consulting fees and computer and telephone maintenance charges.    NATG discontinued operations SG&A expense totaled $109.9 million, $119.5 million and $126.0 million for each of 2015, 2014 and 2013, respectively.

SPECIAL CHARGES, NET

The Company incurred special charges of approximately $27.9 million in continuing operations in 2015. These charges included approximately $25.6 million attributable to the NATG segment for severances and lease termination costs related to the closing of 31 retail stores and a warehouse during 2015. Other charges incurred in 2015 include costs for additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees and long-lived asset impairment charges.

The Company expects that additional NATG wind-down costs incurred during 2016 or later will aggregate between $15 and $25 million, which will be presented in discontinued operations.

Special charges included in NATG discontinued operations totaled approximately $1.6 million.

IPG recorded special charges of approximately $1.0 million during the year related to severance costs associated with the integration of P.E.G. of $0.4 million and $0.6 million for lease termination costs related to one of their leased facilities.

EMEA incurred special charges of approximately $1.3 million during the year.  These charges included $0.7 million related to the previously disclosed exit of the Chief Executive of the EMEA Technology operations and an impairment charge of $0.7 million related to the long-lived assets in Germany, Italy, Spain and Sweden operations. The impairment charge resulted from negative cash flows in 2015 and a forecast for continued cash use in these entities. A favorable severance accrual adjustment of $0.1 million was also recorded during the year.

The Company incurred special charges of approximately $15.9 million in continuing operations in 2014. The NATG segment charges included approximately $3.5 million related to the final sale of the exited PC manufacturing business, changes in the estimate of lease valuation accruals and the buyout of the two retail store leases that were exited in 2013 prior to lease expiration (other exit costs) and charges for additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees.  In addition, as a result of negative cash flows in its operations in the United States and Canada in 2014 and a forecast for continued cash use, the Company conducted an evaluation of the long-lived and intangible assets in those operations and concluded that those assets were impaired. Consequently an impairment charge was recorded.

In EMEA, the Company incurred special charges in 2014 related to the restructure of certain small market operations in 2014.  These charges, estimates of which were previously disclosed, included approximately $11.7 million in estimated workforce reductions related to the restructuring of our European operations and $0.5 million in continued recruitment costs to staff the European shared services center.

Corporate and other segment incurred $0.1 million of special charges related to severance costs in 2014.

Special charges included in NATG discontinued operations totaled approximately $8.5 million in 2014.

The Company incurred special charges of approximately $16.2 million in continuing operations in 2013. The NATG segment charges included approximately $8.2 million related to lease termination costs (calculated using the net present value of contractual gross lease payments net of estimated sublease rental income, or in the case of negotiated settlements, the buyout amount), fixed asset write offs related to the closing of underperforming retail stores, one-time impairment charges related to intangible assets of the CompUSA brand in Puerto Rico, workforce reduction charges for senior management changes in the North American operations, reserve adjustments related to the facility closing and exit from the PC manufacturing business and additional legal and professional fees related to the previously disclosed completed investigation and settlement with a former officer and director.

In EMEA, the Company incurred special charges in 2013 related to the European shared services center implementation and European workforce reductions.  These charges included approximately $5.9 million in workforce reductions and other exit costs, $1.8 million related to start up costs of the European shared services center and $0.5 million in continued recruitment costs for the European shared services center.

The Company’s IPG segment incurred special charges in 2013 of approximately $0.1 million for personnel costs and benefited from an adjustment to lease termination costs of approximately $0.3 million related to the planned closing and relocation of one of its smaller distribution centers to a new, significantly larger distribution and call center in the second quarter of 2012.

Special charges included in NATG discontinued operations totaled approximately $6.0 million in 2013.

OPERATING MARGIN

The decline in IPG operating margin in 2015 was primarily attributable to reduced freight margins and increased distribution costs associated with the opening of a new distribution center in the third quarter of 2015. The Company anticipates that this new facility will result in improved profitability from freight cost reductions to west coast customers and improved efficiency at the other distribution centers.

The decline in operating margin in EMEA Technology Products segment for 2015 was primarily related to reduced selling margins in Europe, particularly in the United Kingdom, increased expenses in Europe resulting from a temporary duplication of local functions and other redundancies as we completed the transition of functions from each country to the European shared services center and special charges related to the exit from the consumer and retail business partially offset by lower SG&A expenses in North America.

The decrease in operating margin in Industrial Products segment for 2014 reflect the increased internet advertising spending  compared to 2013 to drive traffic, hiring of subject matter experts to bring additional value to our customers and a slight decline in gross product margin driven by product mix as we have begun stocking more domestically sourced products.

The decline in NATG operating margin from continuing operations reflects the reduced selling prices in connection with the liquidation pricing strategy in the retail stores exited.

Consolidated operating margin was impacted by special charges of $27.9 million, $15.9 million and $16.2 million in 2015, 2014 and 2013, respectively.

INTEREST EXPENSE

Interest expense was $1.0 million, $1.0 million, and $1.5 million for 2015, 2014 and 2013, respectively. The interest expense is attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding capital lease obligations.

INCOME TAXES

The Company’s tax expense is presented in both continuing and discontinued operations in 2015 and 2014. Tax expense included in continuing operations was approximately $13.5 million in 2015 versus $11.9 million in 2014. Tax expense in 2015 was driven primarily by tax expense in EMEA, Canada, Puerto Rico and certain U.S. states in both 2015 and 2014.  The increase in  tax expense in 2015 is primarily attributable to higher taxable income in EMEA in 2015.

The Company’s effective tax rate was 15.0% in 2014 as compared to a 100.9% benefit in 2013.  The high effective income tax rate in 2015 was primarily due to the establishment of a valuation allowance for U.S. federal deferred tax assets of approximately $20.5 million and for state deferred tax assets of approximately $3.9 million. These valuation allowances were recorded primarily as a result of the three year cumulative loss recorded in the U.S. Additionally full valuation allowances of approximately $2.5 million were recorded against the deferred tax assets of the Company’s subsidiaries in Sweden and Italy in 2013.

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2015	2014	$ Change
Cash	$215.1	$165.0	$50.1
Accounts receivable, net	$266.3	$354.5	$(88.2)
Inventories	$144.4	$292.9	$(148.5)
Prepaid expenses and other current assets	$14.5	$15.9	$(1.4)
Accounts payable	$346.5	$419.5	$(73.0)
Accrued expenses and other current liabilities	$79.0	$95.4	$(16.4)
Current portion of long term debt	$0.6	$2.8	$(2.2)
Working capital	$214.2	$310.6	$(96.4)

Our primary liquidity needs are to support working capital requirements in our business, including working capital for integrating P.E.G. and Misco Solutions with our business, exit from and winding down of our NATG operations, funding cash requirements of certain European businesses for previously accrued workforce reduction costs and transition costs, implementing new inventory and warehouse functions in North America, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure (including upgrading and transitioning of P.E.G. and Misco Solutions technology infrastructure), repaying outstanding debt, and funding acquisitions. We rely principally upon operating cash flows to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased due to cash used for the P.E.G. acquisition and the net loss incurred in 2015.  Accounts receivable days outstanding were at 38.1 in 2015 up from 37.5 in 2014.  This trend reflects slower receivables collection in Europe as we transitioned collections to the Hungarian shared services center and a higher proportion of our sales coming from B2B channels, where most customers do business with us on open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards.  Inventory turns were 11.3 in 2015 compared to 9.5 in 2014 and accounts payable days outstanding were 53.4 in 2015 compared to 51.2 in 2014.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash provided by operating activities from continuing operations was $135.6 million resulting from changes in our working capital accounts, which provided $158.7 million in cash compared to $0.3 million used in 2014, primarily the result of the liquidation of inventories at our retail stores, fluctuation in our accounts receivable and accounts payable balances.  Cash generated from net income (loss) adjusted by other non-cash items used $23.1 million compared to $0.9 million provided by these items in 2014, primarily related to the increased net loss from operations, fluctuations in depreciation and amortization charges, change in asset impairment charges and the utilization of net operating loss carryforwards from our France operations.  Net cash provided by operating activities from continuing operations was $0.8 million and $42.1 million during 2014 compared to 2013, primarily resulting from changes in working capital accounts, which used $0.1 million in cash compared to $33.9 million provided in 2013, primarily the result of fluctuation in our accounts receivable, inventory, and income tax payable (receivable) balances.  Cash generated from net income (loss) adjusted by other non-cash items provided $0.9 million compared to $8.2 million provided in 2013, primarily the result of establishment of valuation allowances against deferred tax assets for U.S. entities in 2013, change in asset impairment charges, depreciation and amortization offset by improvement of net loss from operations and fluctuation in our provision adjustments for returns and doubtful accounts in 2014 compared to 2013.  Net cash used in operating  activities from discontinued operations was $49.1 million and $0.9 million for 2015 and 2014, respectively  and cash provided by operating activities from discontinued operations was $4.7 million for 2013.

Net cash used in investing activities totaled $34.7 million, $12.5 million and $13.4 million for 2015, 2014 and 2013, respectively.  Acquisition of P.E.G. in 2015 used $24.8 million, net of cash acquired of $1.1 million and in 2014, $6.4 million was used for the Misco Solutions  acquisition, net of cash acquired of $0.9 million (see Note 3) along with $0.9 million of proceeds from the sale of our former PC manufacturing facility.  In 2015 other investing activities include leasehold improvements for racking, equipment and build out of our additional warehouse space for IPG segment, new office space for our France operations, expenditures for our inventory and warehousing functions in EMEA and IPG and information and communications systems hardware and software, aggregating $11.3 million.  In 2014, other investing activities include office expansions related to our Industrial Products segment, expenditures for the European shared services center, computer and office equipment expenditures for the sales and administrative offices in the United Kingdom, expenditures for our inventory and warehousing functions in Europe, and information and communications systems hardware and software, totaling approximately $7.1 million in 2014. In 2013, net cash used in investing activities was $13.4 million for warehouse racking systems for the new distribution center, network upgrades, fabrication equipment, expenditures for a new retail store opening and upgrades and enhancements to our information and communications systems hardware.

Net cash used in financing activities was $3.0 million, $2.3 million in 2014 and $2.6 million for 2015, 2014 and 2013, respectively. In 2015, we repaid approximately $2.8 million of capital lease obligations and repurchased approximately $0.2 million of treasury stock.  In 2014, we repaid approximately $2.6 million of capital lease obligations and net proceeds and excess tax benefit from stock option exercises provided $0.3 million.  In 2013, we repaid approximately $2.8 million of capital lease obligations. Net proceeds and excess tax benefits from stock option exercises provided $0.2 million.

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility was scheduled to expire in October 2015 and the Company entered into an amended and restated revolving credit facility on October 13, 2015.  The new facility has a maturity date of October 31, 2016.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of December 31, 2015, eligible collateral under this agreement was $37.9 million, total availability was $33.0 million, total outstanding letters of credit were $4.9 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of December 31, 2015.

The Company (through a subsidiary) had an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”). This facility was paid off in November 2015.

Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales. Unusual gains or expense items, such as special (gains) charges and settlements, may impact earnings and are separately disclosed.  We expect that past performance may not be indicative of future performance due to the competitive nature of our EMEA Technology Products segment where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have significant cash balances and minimal debt.

The expenses, capital expenditures and exit activities described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. In 2016 we anticipate capital expenditures of approximately $15.0 million, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/ or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. In addition we anticipate cash needs for implementation of the financial systems.  We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents primarily in non-interest bearing cash accounts that partially offset banking fees as the earnings credit for doing so exceeds current money market yields. As of December 31, 2015, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2015 cash balances held in foreign subsidiaries totaled approximately $66.6 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis. The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company. The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions. The Company had in excess of $248 million of liquidity (cash and undrawn line of credit) in the U.S. as of December 31, 2015, which is sufficient to fund its U.S. operations and capital needs, including any dividend payments, for the foreseeable future.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expires at various dates through 2032.  We have sublease agreements for unused space we lease in the United States.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2015 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$1.0	0.6	0.4	-	-

Non-cancelable operating leases, net of subleases	170.3	23.0	63.0	35.6	48.7

Purchase & other obligations	57.8	42.7	7.6	7.5	-

Total contractual obligations	$229.1	66.3	71.0	43.1	48.7

Our purchase and other obligations consist primarily of product purchase commitments, certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $4.9 million of standby letters of credit outstanding as of December 2015.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2015, the Company had no material uncertain tax positions.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $134.5 million and pretax loss would have fluctuated by approximately $3.4 million if average foreign exchange rates changed by 10% in 2015. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2015 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2015, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, a copy of which is included in this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

On January 31, 2015, the Company acquired the Plant Equipment Group.  The Company has begun to integrate policies, processes, people, technology and operations of Plant Equipment Group with those of the Company and is evaluating and will continue to evaluate the impact of any changes to internal control over financial reporting.  Except for any changes in internal controls related to the integration of Plant Equipment Group into the post acquisition combined Company, there has been no change in the Company’s internal controls over financial reporting for the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders. (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements of Systemax Inc.	Reference

		Reports of Ernst & Young LLP Independent Registered Public Accounting Firm	45
		Consolidated Balance Sheets as of December 31, 2015 and 2014	47
		Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	48
		Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	49
		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	50
		Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2015, 2014 and 2013	51
		Notes to Consolidated Financial Statements	52

	2.	Financial Statement Schedules:

		The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

		Schedule II — Valuation and Qualifying Accounts	70

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 15.	Exhibits and Financial Statement Schedules.

3. Exhibits

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

10.18*
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

10.20
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

10.21
Lease Agreement, dated April 16, 2010, between Jefferson Project I LLC as Landlord and SYX Distribution Inc. as Tenant (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.22
First Amendment, dated August 24, 2010, to the Lease Agreement, dated April 2010, between Jefferson Project I LLC as Landlord and SYX Distribution Inc. as Tenant (Jefferson, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.23
Lease Agreement, dated February 27, 2012 between PR I Washington Township NJ, LLC as Landlord and Global Equipment Company Inc. as Tenant (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.24*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
10.25*
Bonus Agreement, dated as of March 10, 2014, among Global Industrial Services, Inc., Systemax Inc. and Robert Dooley (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2013).

10.26*
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

10.28
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

10.29
Amendment No. 4, dated as of August 28, 2014, to the Second Amendment and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated August 28, 2014).

10.30
Lease Agreement, dated December 10, 2014, between Prologis, L.P., as Landlord and Global Industrial Distribution Inc, as Tenant (Las Vegas, NV facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2015)..

10.31
Purchase Agreement dated December 31, 2014, by and among TAKKT America Holding, LLC, Global Industrial Holdings LLC and Global Industrial Mexico Holdings LLC (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2015).

10.32
Amendment No. 1 to Purchase Agreement dated January 30, 2015, by and among TAKKT America Holding, LLC, Global Industrial Holdings LLC and Global Industrial Mexico Holdings LLC (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2015).

10.33*	Amendment to the Term of the 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Supplemental Proxy Material filed May 18, 2015).
10.34
Amendment No. 5, dated as of October 13, 2015, to the Second Amendment and Restated Credit Agreement by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated October 15, 2015).

10.35
Asset Purchase Agreement, dated November 17, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (filed herewith).

10.36
Amendment No. 1 to Asset Purchase Agreement, December 1, 2015, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (filed herewith).

10.37
Amendment No. 2  to Asset Purchase Agreement, January 21, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (filed herewith).

10.38
Amendment No. 3  to Asset Purchase Agreement, dated February 14, 2016, by and among Intelligent IT, Inc., Acrodex Inc., PCM, Inc., Systemax Inc., and TigerDirect, Inc., TigerDirect CA, Inc., Global Gov/Ed Solutions, Inc., Infotel Distributors Inc., Tek Serv Inc., Global Computer Supplies, Inc., SYX Distribution Inc., SYX Services Inc., SYX North American Tech Holdings, LLC, Software Licensing Center, Inc. and Pocahontas Corp. (filed herewith).

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of January 2016) (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ LAWRENCE REINHOLD

Lawrence Reinhold
Chief Executive Officer

Date: March 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Executive Chairman and Director	March 17, 2016
Richard Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	March 17, 2016
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 17, 2016
Robert Leeds

/s/ LAWRENCE REINHOLD	President and Chief Executive Officer	March 17, 2016
Lawrence Reinhold	and Director
(Principal Executive and Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 17, 2016
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT ROSENTHAL	Director	March 17, 2016
Robert Rosenthal

/s/ STACY DICK	Director	March 17, 2016
Stacy Dick

/s/ MARIE ADLER-KRAVECAS	Director	March 17, 2016
Marie Adler-Kravecas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited Systemax Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of  Plant Equipment Group which is included in the 2015 consolidated financial statements of Systemax Inc. and subsidiaries and constituted $40.1 million and $32.0 million of total and net assets, respectively, as of December 31, 2015 and $89.1 million and $1.1 million of revenues and pretax income, respectively, for the year then ended. Our audit of internal control over financial reporting of Systemax Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the Plant Equipment Group.

In our opinion, Systemax Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 17, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited the accompanying consolidated balance sheets of Systemax Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 17, 2016

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2015	2014

ASSETS:
Current assets:
Cash	$215.1	$165.0
Accounts receivable, net of allowances of $15.7 and $15.8	266.3	354.5
Inventories	144.4	292.9
Prepaid expenses and other current assets	14.5	15.9
Total current assets	640.3	828.3

Property, plant and equipment, net	38.3	41.2
Deferred income taxes	8.6	15.2
Goodwill and intangibles	18.8	7.4
Other assets	4.1	4.8

Total assets	$710.1	$896.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$346.5	$419.5
Accrued expenses and other current liabilities	79.0	95.4
Current portion of long term debt	0.6	2.8
Total current liabilities	426.1	517.7

Long-term debt	0.4	1.1
Deferred income tax liability	0.4	-
Other liabilities	29.3	18.5
Total liabilities	456.2	537.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,861,992 and 38,861,992 shares; outstanding 36,872,688 and 36,808,158 shares	0.4	0.4
Additional paid-in capital	184.4	184.3
Treasury stock at cost —1,989,304 and 2,053,834 shares	(24.5)	(25.4)
Retained earnings	109.4	209.2
Accumulated other comprehensive loss	(15.8)	(8.9)
Total shareholders’ equity	253.9	359.6

Total liabilities and shareholders’ equity	$710.1	$896.9

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$1,854.7	$2,104.2	$1,975.4
Cost of sales	1,512.0	1,727.0	1,614.7
Gross profit	342.7	377.2	360.7
Selling, general and administrative expenses	338.9	375.0	355.3
Special charges, net	27.9	15.9	16.2
Operating loss from continuing operations	(24.1)	(13.7)	(10.8)
Foreign currency exchange loss	9.8	5.3	0.5
Interest and other income, net	0.9	1.1	1.1
Loss from continuing operations before income taxes	(34.8)	(20.1)	(12.4)
Provision for income taxes	13.5	11.9	30.6
Net loss from continuing operations	(48.3)	(32.0)	(43.0)
Loss from discontinued operations, net of tax	(51.5)	(5.5)	(0.8)
Net loss	$(99.8)	$(37.5)	$(43.8)

Basic and diluted EPS:
Net loss per share from continuing operations	$(1.30)	$(0.86)	$(1.16)
Net loss per share fom discontinued operations	$(1.39)	$(0.15)	$(0.02)
Net loss per share, basic and diluted	$(2.69)	$(1.01)	$(1.18)

Weighted average common and common equivalent shares:
Basic and diluted	37.1	37.1	37.0

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(99.8)	$(37.5)	$(43.8)
Other comprehensive loss:
Foreign currency translation gain (loss)………………………..	(6.9)	(11.1)	1.2
Total comprehensive loss	$(106.7)	$(48.6)	$(42.6)

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(48.3)	$(32.0)	$(43.0)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9.3	11.5	13.1
Asset impairment	1.4	10.2	4.1
Provision for deferred income taxes	5.5	0.7	27.1
Provision for returns and doubtful accounts	7.9	8.9	4.0
Compensation expense related to equity compensation plans	1.2	1.5	2.9
Excess tax benefit from exercises of stock options	-	-	(0.1)
(Gain) loss on dispositions and abandonment	(0.1)	0.1	0.1

Changes in operating assets and liabilities:
Accounts receivable	70.7	(54.0)	(23.4)
Inventories	153.5	23.9	46.1
Prepaid expenses and other current assets	2.7	(1.0)	(1.4)
Income taxes payable (receivable)	(0.3)	14.4	(8.7)
Accounts payable	(62.7)	10.1	12.2
Accrued expenses and other current liabilities	(5.2)	6.5	9.1
Net cash provided by operating activities from continuing operations	135.6	0.8	42.1
Net cash provided by (used in) operating activities from discontinued operations	(49.1)	(0.9)	4.7
Net cash provided by (used in) operating activities	86.5	(0.1)	46.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11.3)	(7.1)	(13.7)
Proceeds from disposals of property, plant and equipment	1.4	1.0	0.3
Acquisitions net of cash acquired	(24.8)	(6.4)	-
Net cash used in investing activities	(34.7)	(12.5)	(13.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(2.8)	(2.6)	(2.8)
Proceeds from issuance of common stock	-	0.3	0.1
Repurchase of treasury stock	(0.2)	-	-
Excess tax benefit from exercises of stock options	-	-	0.1
Net cash used in financing activities	(3.0)	(2.3)	(2.6)

EFFECTS OF EXCHANGE RATES ON CASH	1.3	(1.5)	(0.1)

NET INCREASE (DECREASE) IN CASH	50.1	(16.4)	30.7
CASH – BEGINNING OF YEAR	165.0	181.4	150.7

CASH – END OF YEAR	$215.1	$165.0	$181.4
Supplemental disclosures:
Interest paid	$0.7	$1.1	$1.2
Income taxes paid	$4.1	$5.2	$8.1
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$-	$0.8	$-

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balances, December 31, 2012	36,555	$0.4	$183.0	$(28.6)	$290.5	$1.0	$446.3
Stock-based compensation expense			2.9				2.9
Issuance of restricted stock	140		(1.9)	1.8			(0.1)
Exercise of stock options	34		(0.3)	0.4			0.1
Surrender of fully vested options and restricted stock			(0.4)				(0.4)
Change in cumulative translation adjustment						1.2	1.2
Net loss					(43.8)		(43.8)
Balances, December 31, 2013	36,729	$0.4	$183.3	$(26.4)	$246.7	$2.2	406.2
Stock-based compensation expense			1.5				1.5
Issuance of restricted stock	45		(0.3)	0.6			0.3
Exercise of stock options	34		(0.1)	0.4			0.3
Surrender of fully vested options			(0.1)				(0.1)
Change in cumulative translation adjustment						(11.1)	(11.1)
Net loss					(37.5)		(37.5)
Balances, December 31, 2014	36,808	$0.4	$184.3	$(25.4)	$209.2	$(8.9)	359.6
Stock-based compensation expense			1.2				1.2
Issuance of restricted stock	86		(1.1)	1.1			-
Exercise of stock options	4		-	-			-
Repurchase of treasury stock	(25)			(0.2)			(0.2)
Change in cumulative translation adjustment						(6.9)	(6.9)
Net loss					(99.8)		(99.8)
Balances, December 31, 2015	36,873	$0.4	$184.4	$(24.5)	$109.4	$(15.8)	$253.9

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systemax Inc. is primarily a direct marketer of brand name and private label products. During 2015, the Company’s  operations were organized in three reportable business segments — Industrial Products Group (“IPG”), EMEA Technology Products Group (“EMEA”) and what was the largest business in terms of revenue, North America Technology Products Group (“NATG”).  EMEA and NATG were aggregated in prior years.  Smaller business operations and corporate functions are aggregated and reported as an additional  segment – Corporate and Other (“Corporate”).

On December 1, 2015, the Company sold the business operations and certain assets and liabilities of the NATG business to PCM, Inc. (“PCM”) for approximately $14 million (See Note 2). As a result, the operations of NATG are now reported both within continuing operations and as discontinued operations in this Form 10-K.  The Company follows the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements  the disposal must be a  “strategic shift” with a major impact for the reporting enity. If the entity meets this threshold, only the components that were in operation at the time of disposal are presented as discontinued operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operaton at the time of the sale were the B2B and Ecommerce businesses and the three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect the presentation of the discontinued operations.

As part of the March 31, 2015 announcement of restructuring the business the Company  closed  31 retail stores and a warehouse during the second quarter of fiscal 2015.  The Company assessed the disposal group under ASU 2014-08 and concluded the closure of the disposal group to be a "strategic shift". However, this strategic shift was not determined to be a "major" strategic shift based on the portion of the consolidated business that the disposal group represented. Accordingly this disposal group, which includes all the operations that were ceased prior to the December 2015 sale to PCM is not presented in the accompanying financial statements as discontinued operations and remains in continuing operations for the twelve months ended December 31, 2015 and prior periods. Pretax losses for this disposal group were $39.0 million, $17.9 million and $26.8 million for the year ended December 31, 2015, 2014 and 2013, respectively.

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

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month. The full year of 2015 included 53 weeks compared to 2014 and 2013 which included 52 weeks.

Use of Estimates In Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider, to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, sales return returns and allowances, inventory reserves, allowances for cooperative advertising, vendor drop shipments, the carrying value of long‑lived assets (including goodwill and intangible assets), the carrying value, capitalization and amortization of software development costs, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, sub-rental lease income, litigation and related legal accruals and the value attributed to employee stock options and other stock‑based awards.

Foreign Currency Translation — The Company has operations in numerous foreign countries. The functional currency of each foreign country is the local currency.  The financial statements of the Company’s foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for assets and liabilities, year to date average exchange rates for the statement of operations items and historical rates for equity accounts. Translation gains or losses are recorded as a separate component of shareholders’ equity.

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

Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

Internal-Use Software - Internal‑use software is included in fixed assets and is amortized on a straight‑line basis over 3 years. The Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

Evaluation of Long-lived Assets — Long lived assets are assets used in the Company’s operations and include, definite-lived intangible assets leasehold improvements, warehouse and retail store fixtures and similar property used to generate sales and cash flows.  Long lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured. If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired. As a result of negative cash flows in its now discontinued NATG operations and its EMEA operations in Germany, Italy, Spain and Sweden, and a forecast for continued use of cash in 2015, the Company conducted an evaluation of the long-lived assets in those operations and concluded that those assets were impaired. Accordingly an impairment charge of approximately $1.4 million, pre-tax, was recorded during the year ended December 31, 2015.  In 2014, NATG operations recorded an impairment charge of $10.0 million, pre-tax, after the Company conducted an evaluation of its long-lived assets and determined that those assets were impaired.

Business Combinations — The Company accounts for its business combinations using the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of (i) the total costs of acquisition over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill.

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

Income Taxes — The Company accounts for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards and net operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.

The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

The Company recognizes and measures uncertain tax positions using a two‑step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations.

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

Net advertising expenses were $74.4 million, $68.1 million and $60.1 million during 2015, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of operations.  Of the previously mentioned amounts, NATG operations net advertising expenses totaled $7.5 million, $10.7 million and $14.1 million during 2015, 2014 and 2013, respectively. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $20.2 million, $38.8 million and $45.9 million during 2015, 2014 and 2013, respectively.  Of the previously mentioned amounts, NATG operations vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $12.1 million, $24.9 million and $28.3 million, respectively.

Stock Based Compensation — The fair value of employee share options is recognized in expense over the vesting period of the options, using the graded attribution method.  The fair value of employee share options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award.

Net Income (Loss) Per Common Share – Net income per common share - basic is calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two class method of computing earnings per share. The two class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive.  The weighted average number of stock options and restricted stock awards outstanding excluded from the computation of diluted earnings (loss) per share was 1.0 million shares, 0.8 million shares and 1.3 million shares for the years ended December 31, 2015, 2014 and 2013, respectively, due to their antidilutive effect.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service.  The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to such plans was approximately $0.9 million in 2015, 2014 and 2013, respectively and of these amounts, NATG operations expense was $0.4 million, $0.5 million and $0.5 million in each of 2015, 2014 and 2013, respectively.

Fair Value Measurements - Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable.  The Company estimates the fair value of financial instruments based on interest rates available to the Company.  At December 31, 2015 and 2014, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.  The Company’s debt is considered to be representative of its fair value because of its variable interest rate. The weighted average interest rate on short-term borrowings was 4.3%, 4.3%, and 4.3% in 2015, 2014 and 2013, respectively.

The fair value of goodwill, non-amortizing intangibles and long lived assets is measured in connection with the Company’s annual impairment testing as discussed above.

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

The Company purchases substantially all of our products and components directly from manufacturers and large wholesale distributors.  Two vendors accounted for 10% or more of our purchases in 2015 and 2014: one vendor accounted for 12.2% and 12.6%, respectively; another vendor accounted for 10.9% and 11.6%, respectively.  In 2013, one vendor accounted for 13.9% of our purchases. Excluding NATG operations, no vendor accounted for 10% or more of our purchases in 2015, 2014 or 2013.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018; early adoption is allowed. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the potential effect the revised guidance will have on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. The Company is currently in the process of evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has early adopted this standard in the fourth quarter of 2015 on a retrospective basis. Prior periods have been retrospectively adjusted. As a result of the adoption of ASU 2015-17, the Company reclassified $1.7 million  of net current deferred tax assets and $1.9 million of noncurrent deferred tax liabilities in the 2014 balance sheet.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

2.	DISPOSITION

In March 2015 the Company announced a restructuring of its NATG business and closed 31 retail stores and a warehouse during the second quarter of fiscal 2015.  The Company assessed the disposal group under ASU 2014-08 and concluded the closure of the disposal group to be a "strategic shift". However, this strategic shift was not determined to be a "major" strategic shift based on the portion of our consolidated business that the disposal group represented. Accordingly this disposal group is not presented in the accompanying financial statements as discontinued operations and remains in continuing operations for the twelve months ended December 31, 2015 and prior periods.

On November 17, 2015 the Company and PCM entered into an asset purchase agreement under which PCM acquired certain business to business assets of NATG, including the TigerDirect brand, for $14 million in cash and the assumption of certain liabilities.  The proceeds from the sale are recorded in special charges, net within NATG discontinued operations loss. PCM did not acquire cash, accounts receivable, inventory or assume trade payables in connection with the transaction.  This transaction closed on December 1, 2015 and on that date, the parties entered into a transition services agreement to facilitate an orderly transition of the purchased assets and for the provision of various IT and back office support services. The Company announced that after the sale and certain transition services agreements with PCM were completed, the Company would completely exit the remaining NATG operations during early 2016.  This exit plan included the closing of the three remaining retail stores and management operations, the closing of its NATG distribution center, and implementing a general workforce reduction representing a major strategic shift, and, as a result the B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale are presented as discontinued operations.

A reconciliation of pretax loss of Discontinued Operations to the Net Loss of Discontinued Operations is as follows:

	Year Ended December 31,
	2015	2014	2013
Net sales	$1,053.4	$1,338.6	$1,376.9
Cost of sales	997.1	1,222.6	1,254.7
Gross profit	56.3	116.0	122.2
Selling, general and administrative expenses	109.9	119.7	126.0
Special charges, net	1.6	8.5	6.0
Foreign currency exchange (gain) loss	(0.5)	0.1	(0.4)
Interest and other income, net	0.1	0.2	-
Loss of discontinued operations before income taxes	(54.8)	(12.5)	(9.4)
Benefit for income tax	(3.3)	(7.0)	(8.6)
Net loss from discontinued operations	(51.5)	(5.5)	(0.8)

3.	ACQUISITIONS

On January 30, 2015, IPG acquired all of the outstanding equity interests of the Plant Equipment Group (“PEG”) from TAKKT America, a business-to-business direct marketer of maintenance, repair and operations (“MRO”) products with operations in North America for approximately $25.9 million in cash, $1.9 million of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement.  This acquisition expanded the IPG segment presence in the MRO market in North America. The acquisition is considered an asset acquisition for tax purposes and as such, the goodwill resulting from this acquisition is tax deductible. The total associated transaction costs of the acquisition were $0.4 million and were recorded in selling, general and administrative expense. The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date.

The following table summarizes the fair value of the assets acquired and liabilities assumed (in millions):

Purchase price	$25.9
Less:
Cash	1.1
Accounts receivable	10.0
Inventory	11.8
Fixed assets	1.2
Prepaid expenses	0.6
Leases, net	0.8
Client lists	2.1
Trademarks	4.1
Accounts payable	(7.5)
Accrued expenses	(3.7)
Other liabilities	(0.2)
Goodwill	$5.6

The amount allocated to goodwill reflects the benefits the Company expects to realize from the growth of the acquisition’s operations.

For the twelve months ended December 31, 2015 PEG generated approximately $89.1 million in revenue and approximately $1.1 million of pretax income.  The Company’s unaudited pro forma revenue and net loss for the years ended December 31, 2015 and 2014 below have been prepared as if PEG had been purchased on January 1, 2014 (in millions).

	Unaudited Pro Forma
	2015	2014
Revenue	$1,861.5	$2,204.4
Net loss	$(48.3)	$(32.4)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

On June 12, 2014, the Company acquired Misco Solutions (f/k/a SCC Services B.V.), a supplier of business-to-business IT products and services with operations in the Netherlands.  The purchase price (after giving effect to the conversion of Euros to U.S. dollars) was approximately $7.3 million in cash (5.4 million Euro), $0.6 million (0.4 million Euro) of which was placed into an escrow account for one year to secure the sellers’ indemnification obligations under the purchase agreement. The Company completed its purchase price allocation and recorded assets of approximately $1.5 million for Goodwill, $1.0 million for Client Lists and $0.2 million for Trademarks.  The operating results of Misco Solutions are included in the accompanying consolidated statements of operations from the date of acquisition in the EMEA segment. The Company has determined that this was not a material acquisition for further financial statement disclosure purposes.

4.	GOODWILL AND INTANGIBLES

Goodwill:

The following table provides information related to the carrying value of goodwill (in millions):

	December 31,	December 31,
	2015	2014
Balance, January 1	$3.9	$2.4
Additions associated with acquisition	5.6	1.5
Foreign currency translation	(0.3)	-
Balance, December 31	$9.2	$3.9

Indefinite-lived intangible assets:

The following table summarizes information related to indefinite-lived intangible assets (in millions):

	December 31,	December 31,
	2015	2014
Balance January 1	$2.3	$2.3
Additions associated with acquisition	4.1	-
Balance December 31	$6.4	$2.3

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets (in millions):

		December 31,			December 31,
		2015			2014
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Weighted avg useful life	Gross Carrying Amount	Accumulated Amortization	Weighted avg useful life
Client lists	5-10 yrs	$5.5	$3.0	8.3	$3.6	$2.6	7.3
Leases	3-6 yrs	0.8	0.1	4.7	-	-	-
Trademark	1 yr	0.2	0.2	-	0.2	-	-
Total		$6.5	$3.3	7.3	$3.8	$2.6	7.3

The aggregate amortization expense for these intangibles was approximately $0.7 million in 2015. The estimated amortization for future years ending December 31 is as follows (in millions):

2016	$0.5
2017	0.5
2018	0.4
2019 and after	1.8
Total	$3.2

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2015	2014
Land and buildings	$17.7	$18.6
Furniture and fixtures, office, computer and other equipment and software	108.7	127.6
Leasehold improvements	21.8	26.8
	148.2	173.0
Less accumulated depreciation and amortization	109.9	131.8
Property, plant and equipment, net	$38.3	$41.2

Included in property, plant and equipment are assets under capital leases, as follows (in thousands):

	2015	2014
Office, computer and other equipment	$17.5	$17.7
Less: Accumulated amortization	16.3	14.6
	$1.2	$3.1

Depreciation charged to operations for property, plant and equipment including capital leases in 2015, 2014, and 2013 was $11.1 million, $15.4 million and $17.4 million, respectively.  NATG operations accounted for $3.1 million, $8.5 million and $11.9 million, of these amounts in 2015, 2014 and 2013, respectively.

6.	CREDIT FACILITIES

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States. The credit facility was scheduled to expire in October 2015 and the Company entered into an amended and restated revolving credit facility on October 13, 2015.  The new facility has a maturity date of October 31, 2016.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions. The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories. The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of December 31, 2015, eligible collateral under this agreement was $37.9 million, total availability was $33.0 million, total outstanding letters of credit were $4.9 million and there were no outstanding advances. The Company was in compliance with all of the covenants under this facility as of December 31, 2015.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2015	2014
Payroll and employee benefits	$31.0	$34.6
Advertising	7.6	11.9
Sales and VAT tax payable	5.1	9.3
Freight	5.6	8.0
Reorganization costs	6.3	4.7
Deferred revenue	5.4	5.1
Other	18.0	21.8
	$79.0	$95.4

8.	LONG-TERM DEBT

The Company (through a subsidiary) had an outstanding Bond financing with the Development Authority of Jefferson, Georgia (the “Authority”).  The Bonds were issued by the Authority and purchased by GE Government Finance Inc., and were to mature on October 1, 2018.  The proceeds from the Bond were used to finance capital equipment purchased for the Company’s distribution facility located in Jefferson, Georgia.  The purchase and installation of the equipment for the facility was completed by December 31, 2011. Pursuant to the transaction, the Company transferred to the Authority, for consideration consisting of the Bond proceeds, ownership of the equipment and the Authority leased the equipment to the Company’s subsidiary pursuant to a capital equipment lease expiring October 1, 2018.  Under the capital equipment lease, the Company has the right to acquire ownership of the equipment at any time for a purchase price sufficient to pay off all principal and interest on the Bonds, plus $1.00.  The Company exercised this right in November 2015 paying off all outstanding principal plus $1.00 and acquired title to all of the capital equipment.  This facility was paid off in November 2015.

Long-term debt consists of (in millions):

	December 31,
	2015	2014
Warehouse capitalized equipment lease	$-	$2.2
Other capitalized equipment lease	1.0	1.7
Subtotal	1.0	3.9
Less: current portion	0.6	2.8
	$0.4	$1.1

The aggregate maturities of long-term debt outstanding at December 31, 2015 are as follows (in millions):

	2016	2017	2018
Maturities	$0.6	$0.3	$0.1

9.	SPECIAL CHARGES, NET

The Company’s NATG segment incurred special charges of approximately $27.2 million for the year, of which $25.6 million is included in continuing operations, $1.6 million is included in discontinued operations. Charges incurred included approximately $29.9 million for lease termination costs for the retail stores and warehouse closures, $5.5 million in workforce reductions, $3.3 million in consulting expenses and net asset impairment charges of $0.1 million. These charges were offset by approximately $14.1 million, net from the sale of the NATG business and Circuit City name and trademarks.  Amounts related to the exit from NATG operations that are unpaid at December 31, 2015 are recorded in Accounts payable, Accrued expenses and other current liabilities and Other liabilities in the accompanying Consolidated Balance Sheets. The Company expects that additional NATG wind-down costs incurred during 2016 or later will aggregate between $15 and $25 million, which will be presented in discontinued operations.

Included in the charges noted above is $2.5 million for the year of professional costs, net of $1.0 million from an insurance recovery settlement related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives; and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida.

EMEA incurred special charges of approximately $0.7 million in 2015 related to the termination of the Chief Executive of EMEA. Amounts related to this action that are unpaid at December 31, 2015 are recorded in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. EMEA recorded $0.1 million benefit from adjustments to previously accrued workforce reductions and personnel costs.

The following table details the associated liabilities incurred related to the Technology Products segments special charges (in millions):

	EMEA- Workforce Reductions and Personnel Costs	NATG- Workforce Reductions	NATG- Other Exit Costs	Total
Balance, January 1, 2015	$4.7	-	$-	$4.7
Charged to expense	0.4	5.5	33.0	38.9
Paid or otherwise settled	(4.8)	(2.8)	(16.7)	(24.3)
Balance, December 31, 2015	$0.3	2.7	$16.3	$19.3

The Company conducted an evaluation of its long-lived assets in certain EMEA locations (Germany, Italy, Spain and Sweden) and, as a result of negative cash flows in 2015 and a forecast for continued cash use, concluded that those assets were impaired and as a result, an impairment charge of approximately $0.7 million was recorded to adjust the long-lived assets to fair market value.

IPG incurred special charges of approximately $1.0 million during 2015.  In the fourth quarter, IPG recorded $0.6 million for lease termination costs related to one of their leased facilities.  In the first quarter of 2015, IPG recorded $0.4 million of special charges related to severance costs associated with the integration of PEG.  The unpaid severance cost and unpaid lease costs are included in the Condensed Consolidated Balance Sheet within Accrued expenses and other current liabilities and Other liabilities.

10.	SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has four equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1995 Stock Option Plan for Non-Employee Directors - This plan, adopted in 1995, provides for automatic awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates. All options granted under this plan will have a ten year term from grant date and are immediately exercisable. A maximum of 100,000 shares may be granted for awards under this plan. The ability to grant new awards under this plan ended on October 12, 2006 but awards granted prior to such date continue until their expiration. No options were outstanding under this plan as of December 31, 2015.

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted in October 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. The number of shares that may be granted under this plan to a maximum of 7,500,000. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. The ability to grant new awards under this plan ended on December 31, 2009 but awards granted prior to such date continue until their expiration.  A total of 492,750 options were outstanding under this plan as of December 31, 2015.

The 2006 Stock Incentive Plan For Non-Employee Directors - This plan, adopted by the Company’s stockholders in October, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 15,000 options were outstanding under this plan as of December 31, 2015.

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April, 2010 with substantially the same terms and provisions as the 1999 Long-term Stock Incentive Plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 446,875 options and 206,120 restricted stock units were outstanding under this plan as of December 31, 2015.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for 2015, 2014 and 2013 was $0.2 million, $0.7 million, and $1.1 million respectively, and of these amounts NATG segment’s compensation cost related to non-qualified stock options was de minimis in 2015 and 2014 and $0.2 million in 2013.  The related future income tax benefits recognized for 2015, 2014 and 2013 were $0.1 million, $0.2 million and $0.4 million, respectively.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2015, 2014 and 2013:

	2015	2014	2013

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	1.73%	2.02%	1.66%
Expected volatility	40.2%	46.9%	41.1%
Expected life in years	6.3	6.2	7.9

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2015		2014		2013
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,127,250	$16.12	1,175,499	$16.11	1,353,059	$15.88
Granted	25,000	$10.62	90,000	$13.56	60,000	$9.54
Exercised	(4,000)	$6.30	(33,749)	$9.78	(34,310)	$3.04
Cancelled or expired	(193,625)	$16.29	(104,500)	$15.83	(203,250)	$14.84
Outstanding at end of year	954,625	$15.98	1,127,250	$16.12	1,175,499	$16.11

Options exercisable at year end	832,125		839,500		772,749
Weighted average fair value per option granted during the year	$4.44		$6.46		$4.44

The total intrinsic value of options exercised was de minimis for 2015 and $0.2 million for 2014 and 2013.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2015:

Range of Exercise Prices			Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$10.00	47,202	$9.51	7.46	$-
$10.01	to	$15.00	390,950	$12.84	4.98	-
$15.01	to	$20.00	431,763	$18.22	3.93	-
$20.01	to	$20.15	100,000	$20.15	1.04	-
$5.00	to	$20.15	969,915	$15.83	4.22	$-

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2015 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2015. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2015:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2015	287,750	$8.21
Granted	25,000	$4.44
Vested	(132,125)	$8.67
Forfeited	(58,125)	$7.22
Unvested at December 31, 2015	122,500	$7.40

At December 31, 2015, there was approximately $0.2 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.48 years. The total fair value of stock options vested during 2015, 2014 and 2013 was $1.1 million, $1.2 million and $1.6 million, respectively.

Restricted Stock and Restricted Stock Units

In August 2010, the Company granted 175,000 RSUs under the 2010 Plan to a key employee who is also a Company director.  These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vests in ten equal annual installments of 17,500 units beginning May 15, 2011 and each May 15, thereafter.  Compensation expense related to this RSU award was approximately $0.2 million during each of 2015 and 2014 and $0.3 million in 2013.

In October 2011, the Company granted 100,000 RSUs under the 2010 Plan to, at that time, a key employee.   This RSU award was a non-performance award which vested in ten equal annual installments of 10,000 units beginning October 3, 2012 and each October 3 thereafter.   The termination without cause of this key employee during 2013 caused the accelerated vesting of the remaining 90,000 shares in accordance with the restricted stock agreement with the Company. Compensation expense related to these restricted stock awards was zero during each of 2015 and 2014 and approximately $0.8 million in 2013.

In November 2011, the Company granted 100,000 RSUs under the 2010 Plan to a key employee who is also a Company director. This RSU award was a non-performance award which vests in ten equal annual installments of 10,000 units beginning November 14, 2012 and each November 14 thereafter.  Compensation expense related to this RSU award was approximately $0.2 million during each of 2015, 2014 and 2013.

In January 2012 and March 2012, the Company granted 50,000 RSUs under the 2010 Plan to each of two key employees.  These RSU awards were non-performance awards which vest in ten equal annual installments of 10,000 units beginning January 3, 2013 and March 1, 2013, respectively, and each January 3 and March 1, thereafter. The termination without cause of one of these key employees during 2015 caused the accelerated vesting of the remaining 35,000 shares in accordance with the restricted stock agreement with the Company.  Compensation expense related to these RSU awards were approximately $0.4 million, $0.3 million and $0.4 million during each of 2015, 2014 and 2013, respectively.

In July 2015, the Company granted 23,620 RSUs under the 2010 Plan to a key employee. This RSU award was a non-performance award which vests in four equal annual installments of 5,905 units beginning July 6, 2015 and each July 6 thereafter.  Compensation expense related to this RSU award was approximately $0.1 million in 2015.

Share-based compensation expense for restricted stock issued to Directors was $0.1 million in each of 2015, 2014 and 2013.

11.	INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
United States	$(14.5)	$1.9	$(11.1)
Foreign	(20.3)	(22.0)	(1.3)
Total	$(34.8)	$(20.1)	$(12.4)

The (benefit) provision for income taxes from continuing operations consists of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$3.1	$7.6	$(0.3)
State	0.6	0.4	0.4
Foreign	4.3	3.2	3.4
Total current	8.0	11.2	3.5

Deferred:
Federal	0.1	-	20.5
State	-	(0.3)	5.3
Foreign	5.4	1.0	1.3
Total deferred	5.5	0.7	27.1
TOTAL	$13.5	$11.9	$30.6

Tax benefit from discontinued operations was $(3.3) million, $(7.0) million and $(8.6) million for the years ended December 31, 2015, 2014 and 2013, respectively.

Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2015		2014		2013
Income tax at Federal statutory rate	$(12.2)	(35.0)%	$(7.1)	(35.0)%	$(4.3)	(35.0)%
Foreign taxes at rates different from the U.S. rate	7.7	22.2	5.2	25.9	2.2	18.1
State and local income taxes, net of federal tax benefit	(1.4)	(3.9)	1.6	8.2	0.5	3.9
Impact of state rate changes	0.7	1.9	-	-	-	-
Changes in valuation allowances	18.8	54.2	12.4	61.5	33.5	271.7
Change in deferred tax liability	-	-	-	-	(1.2)	(9.6)
Non-deductible items	0.1	0.2	-	-	0.1	0.3
Other items, net	(0.2)	(0.8)	(0.2)	(1.1)	(0.2)	(1.4)
Income tax	$13.5	38.8%	$11.9	59.5%	$30.6	248.0%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2015	2014
Assets:

Accrued expenses and other liabilities	$12.4	$9.0
Inventory	5.6	4.2
Depreciation	0.8	2.4
Intangible & other	13.0	13.4
Net operating loss and credit carryforwards	57.4	35.0
Valuation allowances	(80.6)	(48.8)
Total non-current deferred tax assets	8.6	15.2
Liabilities :
Non-current:
Other	$0.4	$-
Total non-current liabilities	$0.4	$-

During the current year the Company recorded valuation allowances against deferred tax assets of approximately $18.8 million. These valuation allowances were recorded against U.S. federal deferred tax assets of approximately $8.7 million, foreign deferred tax assets of $9.0 million and state deferred tax asset valuation allowances of approximately $1.1 million. These valuation allowances were recorded primarily as a result of Managements’ belief that the deferred assets are not likely to be realized due to recent losses.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $50.0 million as of December 31, 2015, since these earnings are considered indefinitely reinvested. The Company has gross foreign net operating loss carryforwards of $108.1 million which expire through 2031 and gross U.S. federal net operating loss carry forwards of $53.6 million which expire through 2035. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

As of December 31, 2015, the Company has approximately $1.6 million in federal tax credit carryforwards expiring in years through 2025 and various amounts of state and foreign net operating loss carryforwards expiring through 2035.  The Company has recorded valuation allowances of approximately $80.6 million, including valuations against the federal and state deductibility of temporary differences including net operating losses of $43.6 million and $9.8 million respectively, foreign tax credits of $1.6 million and tax effected temporary differences and net operating loss carryforwards in foreign jurisdictions of $25.6 million.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments. The Company’s federal income tax returns have been audited through 2013. The Company has not signed any consent to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2007. The Company considers its significant tax jurisdictions in foreign locations to be the United Kingdom, Canada, France, Italy and Germany. The Company remains subject to examination in the United Kingdom for years after 2011, in Canada for years after 2013, in France for years after 2012, in Italy for years after 2009 and in Germany for years after 2012.

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. As of December 31, 2015 the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interests or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2015 or 2014.

12.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

At December 31, 2015, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in millions):

	Capital Leases	Operating Leases	Total

2016	0.6	$24.8	$25.4
2017	0.3	25.0	25.3
2018	0.1	22.1	22.2
2019	-	20.2	20.2
2020	-	16.3	16.3
2021-2025	-	44.2	44.2
2026-2030	-	22.5	22.5
Thereafter	-	4.4	4.4
Total minimum lease payments	1.0	179.5	180.5
Less: sublease rental income	-	9.2	9.2
Lease obligation net of subleases	1.0	$170.3	171.3
Less: amount representing interest	0.0
Present value of minimum capital lease payments (including current portion of $0.6)	$1.0

Annual rent expense aggregated approximately $26.4 million, $31.5 million and $34.6 million in 2015, 2014 and 2013, respectively.  Included in rent expense was $1.0 million in 2015, $0.9 million in 2014 and 2013, to related parties. Rent expense is net of sublease income of $0.1 million for 2015, $0.0 million for 2014, and $0.1 million for 2013, respectively. NATG operations annual rent expense totaled approximately $10.7 million, $18.3 million and $20.6 million for 2015, 2014 and 2013, respectively.

The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight‑line basis over the lease period and has accrued for rent expense incurred but not paid. Deferred rent represents the difference between actual operating lease payments due and straight‑line rent expense. The excess is recorded as a deferred rent liability in the early periods of the lease, when cash payments are generally lower than straight‑line rent expense, and are reduced in the later periods of the lease when payments begin to exceed the straight‑line expense. The Company also accounts for leasehold improvement incentives within its deferred rent liability.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2015 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2015 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at NATG.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty months’ imprisonment, respectively.  On March 1, 2016, the United States District Court for the Southern District of Florida awarded the Company approximately $36 million in restitution from Gilbert and Carl Fiorentino, which the Company will utilize all available means to collect.

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

13.	SEGMENT AND RELATED INFORMATION

The Company operated and is internally managed in three reportable business segments— Industrial Products Group (“IPG”), EMEA Technology Products Group (“EMEA”) and what was the Company’s largest business in terms of revenue, North America Technology Products Group (NATG”).  EMEA and NATG were aggregated in certain prior years as they met the aggregation criteria  Smaller business operations and corporate functions are aggregated and reported as an additional  segment – Corporate and Other (“Corporate”). On December 1, 2015, we sold certain assets of the NATG business and are currently winding down its remaining operations.

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

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Net Sales:
IPG	$698.6	$556.0	$473.8
EMEA	1,052.9	1,189.9	1,095.4
NATG	97.8	352.4	401.0
Corporate and other	5.4	5.9	5.2
Consolidated	$1,854.7	$2,104.2	$1,975.4

Depreciation and Amortization Expense:
IPG	$3.8	$2.1	$2.2
EMEA	3.9	4.0	2.9
NATG	0.6	4.1	7.0
Corporate and other	1.0	1.3	1.0
Consolidated	$9.3	$11.5	$13.1

Operating Income (Loss):
IPG	$43.7	$41.0	$40.0
EMEA	(10.8)	(21.2)	(4.2)
NATG	(38.2)	(17.9)	(26.6)
Corporate and other expenses	(18.8)	(15.6)	(20.0)
Consolidated	$(24.1)	$(13.7)	$(10.8)

Total Assets
IPG	$175.3	$135.5	$110.0
EMEA	238.3	313.3	331.5
NATG	26.6	187.6	266.6
Corporate and other	269.9	260.5	234.1
Consolidated	$710.1	$896.9	$942.2

Financial information relating to the Company’s operations by geographic area was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Net Sales:
United States	$676.8	$723.2	674.2
United Kingdom	335.7	471.9	468.5
France	382.6	383.2	335.4
Other Europe	334.5	334.8	291.5
Other North America	125.1	191.1	205.8
Consolidated	$1,854.7	$2,104.2	1,975.4

Long-lived Assets:
United States	$18.1	$17.1	$32.3
United Kingdom	15.6	17.5	18.7
France	1.1	0.8	0.9
Other Europe and Asia	3.5	5.5	6.4
Other North America	-	0.3	1.1
Consolidated	$38.3	$41.2	$59.4

Net sales are attributed to countries based on location of selling subsidiary.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data, excluding discontinued operations, is as follows (in millions, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Net sales	$512.1	$454.1	$423.2	$465.3
Gross profit	$86.5	$87.0	$82.3	$86.9
Net income (loss)	$(18.6)	$(19.9)	$1.8	$(11.6)
Net loss per common share:
Basic	$(0.50)	$(0.54)	$0.05	$(0.31)
Diluted	$(0.50)	$(0.54)	$0.05	$(0.31)

2014:
Net sales	$541.2	$505.6	$505.4	$552.0
Gross profit	$98.2	$93.3	$89.9	$95.8
Net loss	$(0.3)	$(7.5)	$(2.4)	$(21.8)
Net loss per common share:
Basic	$(0.01)	$(0.20)	$(0.06)	$(0.59)
Diluted	$(0.01)	$(0.20)	$(0.06)	$(0.59)

15.	SUBSEQUENT EVENTS (UNAUDITED)

In January 2016 PCM exercised its option (for approximately $0.4 million) to acquire the consumer customer lists and related information used in connection with or generated by the NATG web business in the United States. In February 2016, the Company and PCM completed delivery of the remaining assets.

As of this filing, the Company has completed most of the NATG wind down activities, including selling its remaining inventory, closing the two remaining retail stores and closing its remaining distribution center; employee reductions were primarily completed in the fourth quarter of 2015 and the first quarter of 2016 and currently approximately 30 employees remain at the Miami location.  These employees are performing wind-down activities and it is anticipated these activities will be substantially complete by the end of the second quarter of 2016; any remaining activities after that date will be undertaken by the Company’s Corporate function in New York.  The Company anticipates completing all wind down of remaining operations in 2016, other than settling of remaining lease obligations.

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in millions)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other		Balance at End of Period
Allowance for doubtful accounts
2015	$6.5	$7.9	$(4.8)	$0.2	(1)	$9.8
2014	$5.8	$8.9	$(8.3)	$0.1	(2)	$6.5
2013	$6.3	$4.0	$(4.5)	$-		$5.8

Allowance for sales returns
2015	$9.3	$5.9	$-	$(9.3	)(3)	$5.9
2014	$10.9	$9.3	$-	$(10.9	)(3)	$9.3
2013	$9.2	$10.9	$-	$(9.2	)(3)	$10.9

Allowance for inventory returns
2015	$(7.8)	$(4.9)	$-	$7.8	(3)	$(4.9)
2014	$(9.2)	$(7.8)	$-	$9.2	(3)	$(7.8)
2013	$(8.0)	$(9.2)	$-	$8.0	(3)	$(9.2)

Allowance for deferred tax assets
2015
Noncurrent	$48.8	$35.8	$-	$(4.0)		$80.6
2014
Noncurrent	$39.7	$9.1	$-	$-		$48.8
2013
Noncurrent	$11.1	$28.6	$-	$-		$39.7

(1) Other relates to P.E.G.acquisition allowance for doubtful accounts as of acquisition date.
(2) Other relates to Misco Solutions (f/k/a SCC Services B.V.)  acquisition allowance for doubtful accounts as of acquisition date.
(3) Amounts represent gross revenue and cost reversals to the estimated sales returns and allowances accounts.