Form 10-Q
period 2016-03-31
SYSTEMAX INC
filed 2016-05-10
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock as of April 29, 2016 was 36,877,688.

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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS:
Current assets:
Cash	$163.2	$215.1
Accounts receivable, net	244.6	266.3
Inventories	133.3	144.4
Prepaid expenses and other current assets	11.5	14.5
Total current assets	552.6	640.3

Property, plant and equipment, net	36.9	38.3
Deferred income taxes	8.3	8.6
Goodwill and intangibles	18.7	18.8
Other assets	4.1	4.1
Total assets	$620.6	$710.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$274.4	$346.5
Accrued expenses and other current liabilities	72.2	79.0
Current portion of long-term debt	0.6	0.6
Total current liabilities	347.2	426.1

Long-term debt	0.3	0.4
Deferred income tax liability	0.4	0.4
Other liabilities	34.3	29.3
Total liabilities	382.2	456.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	184.7	184.4
Treasury stock	(24.5)	(24.5)
Retained earnings	92.1	109.4
Accumulated other comprehensive loss	(14.3)	(15.8)
Total shareholders’ equity	238.4	253.9

Total liabilities and shareholders’ equity	$620.6	$710.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$429.8	$512.1
Cost of sales	346.4	425.0
Gross profit	83.4	87.1
Selling, general & administrative expenses	82.3	93.9
Special charges	1.6	5.3
Operating income (loss) from continuing operations	(0.5)	(12.1)
Foreign currency exchange (income) loss	(1.3)	8.0
Interest and other income, net	-	0.2
Income (loss) from continuing operations before income taxes	0.8	(20.3)
Provision for income taxes	1.9	1.5
Net income (loss) from continuing operations	(1.1)	(21.8)
Loss from discontinued operations, net of tax	(16.2)	(6.8)
Net income (loss)	$(17.3)	$(28.6)

Basic and diluted EPS:
Net income (loss) per share from continuing operations	$(0.03)	$(0.59)
Net income (loss) per share from discontinued operations	$(0.44)	$(0.18)
Net income (loss) per share, basic and diluted	$(0.47)	$(0.77)

Weighted average common and common equivalent shares:
Basic and diluted	37.1	37.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(17.3)	$(28.6)
Other comprehensive income (loss):
Foreign currency translation	1.5	(5.0)
Total comprehensive loss	$(15.8)	$(33.6)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Income (loss) from continuing operations	$(1.1)	$(21.8)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2.0	3.0
Asset impairment	-	0.6
Provision for deferred income taxes	-	0.5
Provision for doubtful accounts	1.0	0.9
Compensation expense related to equity compensation plans	0.3	0.4
Gain on disposition and abandonment	(0.1)	-
Changes in operating assets and liabilities:
Accounts receivable	25.0	23.0
Inventories	12.9	22.1
Prepaid expenses and other current assets	3.4	3.0
Income taxes payable (receivable)	1.8	0.1
Accounts payable	(76.7)	(17.9)
Accrued expenses and other current liabilities	(3.7)	(13.6)
Net cash provided by (used in) operating activities from continuing operations	(35.2)	0.3
Net cash used in operating activities from discontinued operations	(15.8)	(6.0)
Net cash used in operating activities	(51.0)	(5.7)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.2)	(3.8)
Proceeds from disposals of property, plant and equipment	0.1	-
Acquisition net of cash acquired	-	(24.9)
Net cash used in investing activities	(1.1)	(28.7)

Cash flows from financing activities:
Repayments of capital lease obligations	(0.1)	(0.5)
Net cash used in financing activities	(0.1)	(0.5)

Effects of exchange rates on cash	0.3	2.8

Net decrease in cash	(51.9)	(32.1)
Cash – beginning of period	215.1	165.0
Cash – end of period	$163.2	$132.9

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock					Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Other Comprehensive Loss	Total Equity

Balances, January 1, 2016	36,873	$0.4	$184.4	$(24.5)	$109.4	$(15.8)	$253.9
Stock-based compensation expense			0.3				0.3
Issuance of restricted stock	5		-	-			-
Change in cumulative translation adjustment						1.5	1.5
Net income (loss)					(17.3)		(17.3)

Balances, March 31, 2016	36,878	$0.4	$184.7	$(24.5)	$92.1	$(14.3)	$238.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

As previously disclosed in our Form 10-K for the fiscal year 2015, the Company announced a restructuring of its North American Technology group (“NATG”) business in March 2015 and closed 31 retail stores and a warehouse during the second quarter of fiscal 2015.  On December 1, 2015, the Company sold the NATG business and began the wind down of its remaining NATG operations.  The Company followed the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which required disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, only the components that were in operation at the time of disposal are presented as discontinued operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the PCM transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the operations of NATG are now reported both within continuing operations and as discontinued operations.  During December 2015 and the first quarter of 2016, the Company continued the exit of the NATG business as we sold all remaining inventory and closed all remaining retail stores and warehouse.

The Company early adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes in the fourth quarter of 2015 on a retrospective basis.  This ASU simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in this update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2016 and the results of operations for the three month periods ended March 31, 2016 and 2015, statements of comprehensive income (loss) for the three month periods ended March 31, 2016 and 2015, cash flows for the three month periods ended March 31, 2016 and 2015 and changes in shareholders’ equity for the three month period ended March 31, 2016.  The December 31, 2015 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2015 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  The results for the three month periods ended March 31, 2016 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on April 2, 2016.  The first quarters of both 2016 and 2015 included 13 weeks.

2.	Discontinued Operations

As previously stated, the NATG business has been discontinued and below is a reconciliation of pretax loss of discontinued operations to the net loss of discontinued operations.

	Three Months Ended March 31,
	2016	2015
Net sales	$12.1	$273.7
Cost of sales	12.3	252.5
Gross profit (loss)	(0.2)	21.2
Selling, general & administrative expenses	7.9	28.6
Special charges	7.9	-
Operating loss from discontinued operations	(16.0)	(7.4)
Foreign currency exchange (gain) loss	0.5	(0.8)
Interest and other income, net	(0.3)	-
Loss from discontinued operations before income taxes	(16.2)	(6.6)
Provision for income taxes	-	0.2
Net loss from discontinued operations	$(16.2)	$(6.8)

3.	Net Income (Loss) per Common Share

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive.  The weighted average number of stock options and restricted stock awards outstanding excluded from the computation of diluted earnings (loss) per share was 1.2 million shares and 0.9 million shares for the three months ended March 31, 2016 and 2015, respectively, due to their antidilutive effect.

4.	Credit Facilities

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a maturity date of October 31, 2016. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability.  As of March 31, 2016, eligible collateral under the agreement was $43.0 million, total availability was $38.1 million, total outstanding letters of credit were $4.9 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants under this facility as of March 31, 2016.

5.	Special Charges

The Company’s NATG segment incurred special charges during the quarter of approximately $9.5 million, of which $1.6 million is included in continuing operations and $7.9 million is included in discontinued operations.  Charges incurred included approximately $7.0 million for lease termination costs for the closing of the two remaining retail stores and distribution center and approximately $1.9 million related to updating our future lease cash flows of our previously exited retail stores (present value of contractual gross lease payments net of sublease rental income, or settlement amount), $0.6 million for consulting expenses and $0.3 million for severance and related expenses.  These charges were offset by approximately $0.4 million received when PCM Inc. exercised its option to acquire the consumer customer lists and related information used in connection with or generated by the NATG business. Amounts related to the previously disclosed discontinued NATG business that are unpaid at March 31, 2016 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company expects that total additional NATG wind-down costs after this quarter will be between $5 and $7 million, which will be presented in discontinued operations and primarily relates to the settlement of accounts and outstanding leases.

Included in the charges noted above is approximately $0.1 million of professional costs, related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida.

The following table details the associated liabilities incurred related to the Technology Products segments special charges (in millions):

	EMEA - Workforce reductions and personnel costs	NATG – Workforce reductions	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2016	$0.3	$2.7	$16.3	$19.3
Charged to expense	-	0.3	12.0	12.3
Paid or otherwise settled	(0.1)	(1.5)	(3.1)	(4.7)
Balance March 31, 2016	$0.2	$1.5	$25.2	$26.9

6.	Segment Information

Since the December 2015 sale of the NATG business, the Company has operated and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and EMEA Technology Products Group (“EMEA”).   Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).  As previously stated, in December 2015, the Company sold certain assets and liabilities of the NATG business and expects remaining wind down activities to be substantially completed by the end of the second quarter of 2016, other than settling of remaining lease obligations.  The Company’s business is now comprised of IPG, EMEA and Corporate.

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

As disclosed above, the NATG business is discontinued and the Company expects remaining wind down activities to be substantially completed by the end of the second quarter of 2016, other than settling of remaining lease obligations. The NATG segment sold products categorized as ICT and CE products which were marketed in the United States, Canada and Puerto Rico.  Most of these products were manufactured by other companies; however, the Company did offer a selection of products that were manufactured to our own design and marketed on a private label basis.

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

The IPG, EMEA and NATG (while it was in operation) segments sell dissimilar products.  IPG products are generally higher in price, lower in volume and higher in product margin.  EMEA and NATG products are generally higher in volume, lower in price and lower in product margin as compared to IPG.  This results in higher operating margin for the IPG segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the IPG segment being higher as a percentage of sales than those of the EMEA and NATG segments as a result of the IPG segment having a longer selling cycle for its business customers and a business model requiring greater advertising expenditures than the EMEA and NATG segments. Additionally, the IPG segment’s vendors generally do not provide funding to offset its marketing expenses.

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Net sales:
IPG	$170.6	$158.9
EMEA	258.2	272.6
NATG	-	79.1
Corporate and other	1.0	1.5
Consolidated	$429.8	$512.1

Operating income (loss):
IPG	$7.9	$9.7
EMEA	(0.8)	(4.8)
NATG	(1.8)	(12.3)
Corporate and other expenses	(5.8)	(4.7)
Consolidated	$(0.5)	$(12.1)

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Net sales:
United States	$165.6	$220.0
France	100.1	91.4
United Kingdom	73.2	99.4
Other Europe	84.9	81.8
Other North America	6.0	19.5
Consolidated	$429.8	$512.1

Revenue is attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At March 31, 2016 and 2015, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.  The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

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

Long-lived assets are assets used in the Company’s operations and include definite-lived intangible assets, leasehold improvements, warehouse and retail store fixtures and similar property used to generate sales and cash flows.  Long-lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured.  If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.

8.	Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer,  personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channel.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company intends to vigorously defend these matters and believes it has strong defenses.  The Company is also being audited by an entity representing 43 states seeking recovery of “unclaimed property”.  The Company is complying with the audit and is providing requested information.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2016 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2016 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

The Company's Audit Committee, with the assistance of independent outside counsel, has been cooperating with a request by the USAO that it assist the USAO’s investigation into allegations arising from the Fiorentino investigation regarding possible executive officer conflicts of interest and internal controls and books and records violations.  The Company’s Audit Committee, along with the Audit Committee’s independent outside counsel, conducted an investigation of the allegations and its counsel presented the Audit Committee’s findings to the USAO in July 2015.  The Company was advised that the Audit Committee investigation found no evidence of executive officer conflicts of interest, and no material evidence of internal controls violations or books and records violations.  The Audit Committee considers its investigation to be closed at this time and the Company has been advised there has been no further contact from the USAO.  Notwithstanding,  it is not possible at this time to predict if or when the USAO will conclude its investigation; what subject(s) will be investigated; what actions, if any, may be taken by the government as a result of its investigation; or whether any of these matters will have a material adverse impact on the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our recent exit from and winding down of our NATG operations, financing needs, compliance with financial covenants in loan agreements, the implementation or performance of technology systems, the turnaround plans for our UK operations, the performance of our shared service center in Hungary, fluctuations in economic conditions and exchange rates, including factors impacting our substantial international operations, plans for acquisitions or sale of assets or businesses, consolidation of operations of newly acquired businesses, including our acquisitions of SCC/Misco Solutions in the Netherlands and of Plant Equipment Group in the US, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition.  Investors are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2015, describe certain factors, among others, that could contribute to or cause such differences.

Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report.  We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

Systemax is primarily a direct marketer of brand name and private label products.  Since the December 2015 sale of the NATG business, the Company has operated and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and EMEA Technology Products Group (“EMEA”).   Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).   The Company’s business is now comprised of IPG, EMEA and Corporate.

As previously disclosed in our Form 10-K for the fiscal year 2015, the Company announced a restructuring of its North American Technology group (“NATG”) business in March 2015 and closed 31 retail stores and a warehouse during the second quarter of fiscal 2015.  On December 1, 2015, the Company sold the NATG business and began the wind down of its remaining NATG operations.  The Company followed the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which required disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, only the components that were in operation at the time of disposal are presented as discontinued operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the PCM transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the operations of NATG are now reported both within continuing operations and as discontinued operations. During December 2015 and the first quarter of 2016, the Company continued the exit of the NATG business as we sold all remaining inventory, closed all remaining retail stores and warehouse and the Company expects remaining wind down activities to be substantially completed by the end of the second quarter of 2016, other than settling of remaining lease obligations.

In order to provide more meaningful information to investors which reflect the full exit of NATG, the Company is also presenting its results on a non-GAAP basis in the “Non-GAAP” operating results table. This non-GAAP presentation reflects the entire NATG segment as a discontinued operation for all periods presented as well as including adjustments for non-recurring items, intangible amortization and equity compensation in continuing operations.  Management’s Discussion and Analysis that follows will include IPG, EMEA, NATG continuing operations and NATG discontinued operations.

Our IPG and EMEA segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin as compared to EMEA products.  EMEA products are generally higher in volume, lower in price and lower in product margin as compared to IPG products.  This results in higher operating margin for the IPG segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the IPG segment being higher as a percentage of sales than those of the EMEA segment as a result of the IPG segment having a longer selling cycle for its business customers than the EMEA segment. Additionally, the IPG segment’s vendors generally do not provide significant funding to offset its marketing expenses. Within these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Industrial Products

IPG sells a wide array of MRO products which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global™, GlobalIndustrial.com™, Nexel™ Relius™, Relius Elite™ and Hercules™.  Industrial accounted for approximately 40% and 31% of our GAAP net sales for the three month periods ended March 31, 2016 and 2015, respectively.

EMEA Technology Products Group

EMEA sells ICT and CE products.  These products are marketed in Europe.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  EMEA accounted for approximately 60% and 53% of our GAAP net sales for the three month periods ended March 31, 2016 and 2015, respectively.

NATG Technology Products

As previously disclosed, the NATG business is discontinued and the Company is winding down operations through the second quarter of 2016, other than settling remaining lease obligations. The NATG segment sold products categorized as ICT and CE products which were marketed in the United States, Canada and Puerto Rico.  Most of these products were manufactured by other companies; however, the Company did offer a selection of products that were manufactured to our own design and marketed on a private label basis.  NATG sales included in continuing operations accounted for 0% and approximately 16% of our GAAP net sales for the three month periods ended March 31, 2016 and 2015, respectively.

Discontinued Operations

As disclosed above, the B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale to PCM in 2015 are presented in discontinued operations in the accompanying financial statements.  Total GAAP net sales for the discontinued operations were $12.1 million and $273.7 million for the three month periods ended March 31, 2016 and 2015, respectively.  See Note 2 and 6 to the Condensed Consolidated Financial Statements for additional financial information about our business segments as well as information about geographic operations.

Operating Conditions

The North American industrial products market is highly fragmented and we compete against multiple distribution channels. The EMEA market for computer products and electronics is subject to intense price competition and is characterized by narrow gross profit margins. In both IPG and EMEA, distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems, and employing personnel to perform the associated tasks.  We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2015 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2015 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and special charges.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no significant changes in the application of critical accounting policies or estimates during 2016.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test.  This guidance applies only to inventories for which cost is determined by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM).  The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period.  The new guidance must be applied prospectively after the date of adoption. The Company is evaluating the effect of adopting this pronouncement.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the effect of adopting this pronouncement.

Highlights from Q1 2016

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•	IPG sales grew 7.4%. On a constant currency basis and excluding the January 2015 Plant Equipment Group acquisition, sales grew 3.6%.
•	EMEA sales declined 5.3%. On a constant currency basis, sales declined 2.2%.
•	Operating loss improved to $(0.5) million from $(12.1) million in 2015.
•	Net loss from continuing operations improved to $(1.1) million from $(21.8) million in 2015.

GAAP Results of Operations

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Key Performance Indicators* (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Net sales of continuing operations by segment:
IPG	$170.6 $	$158.9	7.4%
EMEA	258.2	272.6	(5.3)%
Corporate and other	1.0	1.5	(33.3)%
NATG	-	79.1	(100.0)%
Consolidated net sales	$429.8	$512.1	(16.1)%
Consolidated gross profit	$83.4	$87.1	(4.2)%
Consolidated gross margin	19.4%	17.0%	2.4%
Consolidated SG&A costs**	$83.9	$99.2	(15.4)%
Consolidated SG&A costs** as a % of net sales	19.5%	19.4%	0.1%
Operating income (loss) from continuing operations by segment:*
IPG	$7.9	$9.7	(18.6)%
EMEA	(0.8)	(4.8)	(83.3)%
Corporate and other	(5.8)	(4.7)	23.4%
NATG	(1.8)	(12.3)	(85.4)%
Consolidated operating income (loss)	$(0.5)	$(12.1)	(95.9)%
Operating margin from continuing operations by segment**
IPG	4.6%	6.1%	(1.5)%
EMEA	(0.3)%	(1.8)%	1.5%
NATG	NM	(15.5)%	NM
Consolidated operating margin from continuing operations	(0.1)%	(2.4)%	2.3%
Effective income tax rate	NM	7.4%	NM
Net loss from continuing operations	$(1.1)	$(21.8)	(95.0)%
Net margin from continuing operations	(0.3)%	(4.3)%	4.0%
Net loss from discontinued operations	$(16.2)	$(6.8)	138.2%
Net margin from discontinued operations	(3.8)%	(1.3)%	(2.5)%

*	excludes discontinued operations (See Note 2 of Notes to Condensed Consolidated Financial Statements).
**	includes special charges. (See Note 5 of Notes to Condensed Consolidated Financial Statements).
NM – not meaningful

Non-GAAP Results of Operations

Supplemental Non-GAAP Continuing Operation Business Unit Summary Results - Unaudited
(In millions)

Industrial Products Group
	Quarter Ended March 31,*
	2016	2015	% Change
Sales	$170.6	$158.9	7.4%
Gross profit	$48.7	$45.5	7.0%
Gross margin	28.5%	28.6%
Operating income	$8.1	$10.4	(22.1)%
Operating margin	4.7%	6.5%
EMEA Technology Products Group
	Quarter Ended March 31,
	2016	2015	% Change
Sales	$258.2	$272.6	(5.3)%
Gross profit	$34.1	$31.9	6.9%
Gross margin	13.2%	11.7%
Operating loss	$(0.7)	$(4.4)	(84.1)%
Operating margin	(0.3)%	(1.6)%
Corporate & Other
	Quarter Ended March 31,
	2016	2015	% Change
Sales	$1.0	$1.5	(33.3)%
Gross profit	$0.6	$1.1	(45.5)%
Gross margin	60.0%	73.3%
Operating loss	$(5.5)	$(4.4)	(25.0)%
Consolidated
	Quarter Ended March 31,
	2016	2015	% Change
Sales	$429.8	$433.0	(0.7)%
Gross profit	$83.4	$78.5	6.2%
Gross margin	19.4%	18.1%
Operating income	$1.9	$1.6	18.8%
Operating margin	0.4%	0.4%

Reconciliation of Segment GAAP Operating Income (Loss) from Continuing Operations to Non-GAAP
Operating Income (Loss) from Continuing Operations – Unaudited
(In millions)

	Quarter Ended March 31,
	2016	2015
Industrial Products	$7.9	$9.7
Technology Products - EMEA	(0.8)	(4.8)
Technology Products - NA	(1.8)	(12.3)
Corporate and Other	(5.8)	(4.7)
GAAP operating income (loss)	(0.5)	(12.1)
Non-GAAP adjustments:
Industrial Products:
Integration costs	0.0	0.4
Intangible asset amortization	0.1	0.0
Stock-based and other special compensation	0.1	0.3
Total Non-GAAP Adjustments – Industrial Products	0.2	0.7

Technology Products - EMEA:
Asset impairment charges	0.0	0.3
Stock based compensation	0.0	0.0
Intangible asset amortization	0.1	0.1
Total Non-GAAP Adjustments: Technology Products EMEA	0.1	0.4

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	1.8	12.3
Total Non-GAAP Adjustments : Technology Products NA	1.8	12.3

Corporate and Other:
Stock based compensation	0.3	0.3
Total Non-GAAP Adjustments: Corporate and Other	0.3	0.3

Industrial Products	8.1	10.4
Technology Products – EMEA	(0.7)	(4.4)
Technology Products – NA	0.0	0.0
Corporate and Other	(5.5)	(4.4)
Non-GAAP operating income	$1.9	$1.6

Management’s discussion and analysis that follows will include IPG, EMEA, NATG continuing operations and NATG discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS

The IPG segment net sales benefited from continued growth across core categories such as product storage and  material handling partially offset by softness in other categories, such as heating, which was adversely impacted by a warm winter in the Northeast, and office supplies. On a constant currency basis and excluding P.E.G., net sales increased 3.6% for the three month period ended March 31, 2016.

EMEA segment net sales decrease is attributable to unfavorable currency movements and a challenging market in the United Kingdom, offset by our France operations continuing its strong performance (local currency sales increase of 12%), benefiting from continued growth in its core businesses, our Netherlands Solutions business reporting revenue growth of more than 20% (in local currency) and solid sales growth in a number of our smaller markets.  On a constant currency basis, EMEA net sales declined 2.2% for the three month period ended March 31, 2016.

The Corporate and other segment net sales decrease is attributable to the decrease in rebate processing business which was impacted by the exit from our NATG operation in 2015.

Sales in NATG continuing operations represent sales of the retail stores closed during the first half of 2015.  NATG discontinued operations net sales totaled $12.1 million and $273.7 million for the first quarter of March 31, 2016 and 2015, respectively.

GROSS MARGIN

Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

The IPG segment gross margin was flat yet reflects improved product margins as we saw an increase in stocked product sales which carry higher margins than our drop shipped products; however, this improved product margin was offset by increased expenses for the larger Las Vegas distribution center and for freight costs.  Our IPG and NATG operations previously operated under agreements that aggregated volumes with a major carrier and with the exit of the NATG business we had reduced volume and therefore an increase in our per package freight expense.  The Company has entered into a new freight agreement for our parcel and small box needs and expects improved freight margins moving forward.

The EMEA segment gross margin increase reflects changes in the sales mix which included fewer lower margin government procurement projects in the quarter as compared to prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”), EXCLUDING SPECIAL CHARGES

The IPG segment incurred increased costs of approximately $5.3 million in the first quarter of 2016 compared to 2015. Significant expense increases include approximately $2.3 million of increased salary and related costs related to the PEG acquisition, investments in the sales force and increased net internet advertising spending of approximately $2.1 million as it continues to expand its online product offerings and its ecommerce presence.

In the EMEA segment, during the first quarter of 2016 we incurred lower salary and related costs of approximately $1.4 million primarily from changes in exchange rates offset by $0.8 million accrual related to a contractual dispute and increased net internet advertising spending of approximately $0.2 million.

Corporate and other segment incurred increased costs of approximately $0.6 million in the first quarter of 2016. The increase is primarily attributable to increased overhead expenses primarily as a result of increased personnel costs and increased maintenance support contracts.

NATG continuing operations SG&A expense for the first quarter of 2016 totaled approximately $0.3 million compared to $16.4 million in 2015.  NATG continuing operations SG&A expense is primarily payroll costs, credit card fees, rent and utilities. Lower costs in 2016 are the result of the closure of 31 retail stores and a warehouse in 2015.  NATG discontinued operations SG&A expense totaled $7.9 million and $28.6 million in the first quarter of 2016 and 2015, respectively.

SPECIAL CHARGES

The Company’s NATG segment incurred special charges of approximately $9.5 million, of which $1.6 million is included in continuing operations and $7.9 million is included in discontinued operations.  Charges incurred included approximately $7.0 million for lease termination costs for the closing of the two remaining retail stores and distribution center and approximately $1.9 million related to updating our future lease cash flows of our previously exited retail stores (present value of contractual gross lease payments net of sublease rental income, or settlement amount), $0.6 million for consulting expenses and $0.3 million severance and related expenses.  These charges were offset by approximately $0.4 million received when PCM Inc. exercised its option to acquire the consumer customer lists and related information used in connection with or generated by the NATG business. The Company expects that total additional NATG wind-down costs after this quarter will be between $5 and $7 million, which will be presented in discontinued operations and primarily relates to the settlement of accounts and outstanding leases.

Included in the charges noted above is approximately $0.1 million of professional costs, related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida.

The Company incurred special charges of approximately $5.3 million in continuing operations in 2015 within the NATG, EMEA and IPG segments. The NATG segment incurred special charges of approximately $4.6 million in the first quarter of 2015 relating to the previously announced exit from the retail store business, as well as, asset impairments and professional costs. The exit plan included the closing of substantially all of its retail stores, closing a distribution center, and implementing a general workforce reduction to align available resources with a B2B focus as well as transitioning retail customers to online consumer sales. The Company engaged outside firms to assist with the retail store liquidation, as well as the workforce reduction, and anticipates that the liquidation and workforce reductions would be completed by the end of the second quarter of 2015.  After completion of these actions the Company did see a substantial decline in retail revenues. Charges related to the exit plan included approximately $2.0 million in workforce reductions and $0.7 million in consulting expenses. The NATG segment also incurred asset impairment charges of $0.3 million. Other special charges included $1.6 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the Fiorentinos; and professional costs related to the investigation being conducted at the request of the US Attorney for the Southern District of Florida.

In EMEA, as a result of negative cash flows in 2015 and a forecast for continued cash use, the Company conducted an evaluation of its long-lived assets in its Germany operations and concluded that those assets were impaired; consequently, an impairment charge of approximately $0.3 million, pre-tax, was recorded.

IPG segment incurred special charges of approximately $0.4 million in the first quarter of 2015 related to severance costs associated with the integration of P.E.G.

OPERATING MARGIN

The decrease in IPG’s operating margin for the first quarter of 2016 compared to 2015 reflects the increased expenses for the larger Las Vegas distribution center and for freight costs, increased internet advertising spending to drive traffic and increased salary and related costs of our sales teams.

The EMEA operating margin increase for the first quarter of 2016 is attributable to double digit revenue growth in France and Netherlands Solutions business (in local currency) and solid sales growth in a number of our other markets and better operating performance at the majority of our markets.  Additionally, we incurred lower salary and related costs of approximately $1.4 million primarily from changes in exchange rates offset by $0.8 million related to a contractual dispute and increased net internet advertising spending of approximately $0.2 million.

The increase in Corporate and other expenses primarily resulted from higher IT expenditures and increased personnel costs for the first quarter of 2016 compared to first quarter of 2015.

Consolidated operating margin was impacted by special charges of $1.6 million and $5.3 million recorded in continuing operations and $7.9 million and $0 recorded in discontinued operations for the first quarter of 2016 and 2015, respectively.

INTEREST AND OTHER INCOME, NET

Included in interest and other income, net include interest expense charges of $0.2 million for first quarter of 2016 and 2015, respectively.  The 2016 charges are attributable to decreasing balances owed on outstanding capital lease obligations and in 2015, attributable to decreasing balances owed on Recovery Zone Bond facility and outstanding capital lease obligations.

INCOME TAXES

In the first quarter of 2016 the Company recorded income tax expense for certain U.S. states and certain European locations.  For U.S. federal tax purposes and for certain other locations in Europe and Canada, the Company has full valuation allowances and no benefit for loss is recorded.  In the first quarter of 2015, the Company recorded income tax expense for certain U.S. states, certain European locations and Puerto Rico.  Other locations had full valuation allowances and no benefit for loss was recorded and tax expense included approximately $0.6 million in valuation allowances recorded against deferred tax assets of the Company’s subsidiaries in the Netherlands.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including completing the wind down of our NATG business, implementing new inventory and warehousing functions in North America, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):
	March 31, 2016	December 31, 2015	$ Change
Cash	$163.2	$215.1	$(51.9)
Accounts receivable, net	$244.6	$266.3	$(21.7)
Inventories	$133.3	$144.4	$(11.1)
Prepaid expenses and other current assets	$11.5	$14.5	$(3.0)
Accounts payable	$274.4	$346.5	$(72.1)
Accrued expenses and other current liabilities	$72.2	$79.0	$(6.8)
Current portion of long term debt	$0.6	$0.6	$-
Working capital	$205.4	$214.2	$(8.8)

Our working capital decreased due to the net loss incurred in 2016 and exit from and wind-down of our NATG operations. Accounts receivable days outstanding were 40.5 in 2016 up from 37.2 in 2015.  This trend reflects the higher proportion of our sales coming from B2B channels, where most customers do business with us on an open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards. Inventory turns were 11.7 in 2016 and 9.7 in 2015.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash used in continuing operations was $35.2 million resulting from changes in our working capital accounts, which used $37.3 million in cash compared to $16.7 million provided in 2015, primarily the result of the wind down of the NATG operations settlement of open accounts payable balances offset by the sell-through of remaining inventory, and active collection of receivable balances and our fluctuation in accrued expenses and other current liabilities balances. Cash generated from net income (loss) adjusted by other non-cash items provided $2.1 million compared to $16.4 million used by these items in 2015, primarily related to the net loss from operations and the fluctuation in depreciation and amortization expense. Net cash used in operating activities from discontinued operations was $15.8 million and $6.0 million for the first quarter of 2016 and 2015, respectively.

Net cash used in investing activities totaled $1.1 million and included information and communications systems hardware and software, leasehold improvements and lift trucks for inventory and warehousing functions for IPG segment, leasehold improvements for office space at one of our EMEA locations and a new conveyor system for inventory and warehousing functions for at one of our EMEA locations. Net cash used in investing activities in 2015 totaled $28.7 million, of which $24.9 million was used for the P.E.G. acquisition, which was net of cash acquired of $1.0 million. Other investing activities included leasehold improvements for the new office space for our France operations, racking and equipment for additional warehouse space for the Industrial segment, expenditures for our inventory and warehousing functions in EMEA and information and communications systems hardware and software.

Net cash used in financing activities during 2016 was $0.1 million used to repay outstanding capital lease obligations.  In 2015, we repaid approximately $0.5 million of capital lease obligations.

At March 31, 2016 the Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a maturity date of October 31, 2016.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability. As of March 31, 2016, eligible collateral under this agreement was $43.0 million, total availability was $38.1 million, total outstanding letters of credit were $4.9 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of March 31, 2016.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2016 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment, product and other service agreements.

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

We anticipate cash needs to support our working capital requirements in our business,  completing the wind down activities of NATG, implementing new inventory and warehouse functions in North America, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

These expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  In 2016, we anticipate capital expenditures of approximately $15.0 million, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. In addition, we anticipate cash needs for implementation of the financial systems.

We maintain our cash primarily in money market funds or their equivalent.  As of March 31, 2016, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At March 31, 2016 cash balances held in foreign subsidiaries totaled approximately $62.7 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis.  The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company.  The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions.  The Company had in excess of $201 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2016, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2016 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of March 31, 2016, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There has been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and  proceedings including commercial, employment, consumer, personal injury and health and safety law matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channel.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.  The Company intends to vigorously defend these matters and believes it has strong defenses.  The Company is also being audited by an entity representing 43 states seeking recovery of “unclaimed property”.  The Company is complying with the audit and is providing requested information.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2016 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2016 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

The Company's Audit Committee, with the assistance of independent outside counsel, has been cooperating with a request by the USAO that it assist the USAO’s investigation into allegations arising from the Fiorentino investigation regarding possible executive officer conflicts of interest and internal controls and books and records violations.  The Company’s Audit Committee, along with the Audit Committee’s independent outside counsel, conducted an investigation of the allegations and its counsel presented the Audit Committee’s findings to the USAO in July 2015.  The Company was advised that the Audit Committee investigation found no evidence of executive officer conflicts of interest, and no material evidence of internal controls violations or books and records violations.  The Audit Committee considers its investigation to be closed at this time and the Company has been advised there has been no further contact from the USAO.  Notwithstanding,  it is not possible at this time to predict if or when the USAO will conclude its investigation; what subject(s) will be investigated; what actions, if any, may be taken by the government as a result of its investigation; or whether any of these matters will have a material adverse impact on the Company.

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

SYSTEMAX INC.

Date: May 10, 2016	By:	/s/ Lawrence Reinhold

Lawrence Reinhold
Chief Executive Officer