Form 10-Q
period 2016-06-30
SYSTEMAX INC
filed 2016-08-09
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock as of July 29, 2016 was 36,914,293.

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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS:
Current assets:
Cash	$165.2	$215.1
Accounts receivable, net	228.0	266.3
Inventories	126.4	144.4
Prepaid expenses and other current assets	9.9	14.5
Total current assets	529.5	640.3

Property, plant and equipment, net	34.4	38.3
Deferred income taxes	7.1	8.6
Goodwill and intangibles	18.4	18.8
Other assets	3.8	4.1
Total assets	$593.2	$710.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$262.8	$346.5
Accrued expenses and other current liabilities	71.7	81.3
Current portion of long-term debt	0.2	0.6
Total current liabilities	334.7	428.4

Long-term debt	0.1	0.4
Deferred income tax liability	0.3	0.4
Other liabilities	29.1	27.0
Total liabilities	364.2	456.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	185.0	184.4
Treasury stock	(24.1)	(24.5)
Retained earnings	84.7	109.4
Accumulated other comprehensive loss	(17.0)	(15.8)
Total shareholders’ equity	229.0	253.9

Total liabilities and shareholders’ equity	$593.2	$710.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$420.8	$454.1	$850.6	$966.2
Cost of sales	339.3	367.6	685.7	792.6
Gross profit	81.5	86.5	164.9	173.6
Selling, general & administrative expenses	80.1	82.7	162.4	176.6
Special charges	0.3	20.5	1.9	25.8
Operating income (loss) from continuing operations	1.1	(16.7)	0.6	(28.8)
Foreign currency exchange (income) loss	0.6	(1.4)	(0.7)	6.6
Interest and other income, net	0.4	0.2	0.4	0.4
Income (loss) from continuing operations before income taxes	0.1	(15.5)	0.9	(35.8)
Provision for income taxes	2.1	1.2	4.0	2.7
Net income (loss) from continuing operations	(2.0)	(16.7)	(3.1)	(38.5)
Loss from discontinued operations, net of tax	(5.4)	(11.7)	(21.6)	(18.5)
Net income (loss)	$(7.4)	$(28.4)	$(24.7)	$(57.0)

Basic and diluted EPS:
Net income (loss) per share from continuing operations	$(0.05)	$(0.45)	$(0.08)	$(1.04)
Net income (loss) per share from discontinued operations	$(0.15)	$(0.32)	$(0.58)	$(0.50)
Net income (loss) per share, basic and diluted	$(0.20)	$(0.77)	$(0.66)	$(1.54)

Weighted average common and common equivalent shares:
Basic and diluted	37.2	37.1	37.2	37.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(7.4)	$(28.4)	$(24.7)	$(57.0)
Other comprehensive income (loss):
Foreign currency translation	(2.7)	3.5	(1.2)	(1.5)
Total comprehensive loss	$(10.1)	$(24.9)	$(25.9)	$(58.5)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Income (loss) from continuing operations	$(3.1)	$(38.5)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4.0	4.7
Other non-cash charges (benefit) and asset impairment	(0.4)	1.2
Provision for deferred income taxes	-	0.6
Provision for doubtful accounts	1.9	2.8
Compensation expense related to equity compensation plans	1.0	0.9
Loss on disposition and abandonment	0.1	-
Changes in operating assets and liabilities:
Accounts receivable	35.8	29.6
Inventories	18.2	47.4
Prepaid expenses and other current assets	5.0	3.0
Income taxes payable (receivable)	0.7	(0.3)
Accounts payable	(83.3)	(35.1)
Accrued expenses, other current liabilities and other liabilities	(6.3)	7.4
Net cash (used in) provided by operating activities from continuing operations	(26.4)	23.7
Net cash used in operating activities from discontinued operations	(21.0)	(16.9)
Net cash (used in) provided by operating activities	(47.4)	6.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.9)	(5.4)
Proceeds from disposals of property, plant and equipment	0.1	0.9
Acquisitions net of cash acquired	-	(24.8)
Net cash used in investing activities	(1.8)	(29.3)

Cash flows from financing activities:
Repayments of capital lease obligations	(0.2)	(1.2)
Net cash used in financing activities	(0.2)	(1.2)

Effects of exchange rates on cash	(0.5)	2.7

Net decrease in cash	(49.9)	(21.0)
Cash – beginning of period	215.1	165.0
Cash – end of period	$165.2	$144.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Number of Shares Outstanding	Amount

Balances, January 1, 2016	36,873	$0.4	$184.4	$(24.5)	$109.4	$(15.8)	$253.9
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	35		(0.4)	0.4			-
Change in cumulative translation adjustment						(1.2)	(1.2)
Net income (loss)					(24.7)		(24.7)

Balances, June 30, 2016	36,908	$0.4	$185.0	$(24.1)	$84.7	$(17.0)	$229.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

As disclosed in our Form 10-K for the fiscal year 2015, the Company announced a restructuring of its North American Technology group (“NATG”) business in March 2015 and closed 31 retail stores and a warehouse during the second quarter of fiscal 2015.  On December 1, 2015, the Company sold the NATG business and began the wind-down of its remaining NATG operations.  The Company followed the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which required disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, only the components that were in operation at the time of disposal are presented as discontinued operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the PCM transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the former operations of NATG are now reported both within continuing operations and as discontinued operations.  During December 2015, and the first quarter of 2016, the Company continued the exit of the NATG business as we sold all remaining inventory and closed all remaining retail stores and a warehouse. During 2016, the Company is winding down remaining operations of NATG including collecting accounts receivable and settling remaining lease obligations and other contingencies.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2016 and the results of operations for the three and six month periods ended June 30, 2016 and 2015, statements of comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015, cash flows for the six month periods ended June 30, 2016 and 2015 and changes in shareholders’ equity for the six month period ended June 30, 2016.  The December 31, 2015 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2015 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  The results for the six month periods ended June 30, 2016 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on July 2, 2016.  The second quarters of both 2016 and 2015 included 13 weeks and the first six months of both 2016 and 2015 included 26 weeks.

2.	Discontinued Operations

As previously stated, the NATG business has been discontinued and below is a reconciliation of pretax loss from discontinued operations to the net loss from discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$(0.1)	$285.9	$12.0	$559.6
Cost of sales	1.1	261.4	13.4	513.9
Gross profit (loss)	(1.2)	24.5	(1.4)	45.7
Selling, general & administrative expenses	3.2	28.3	11.1	56.9
Special charges	1.4	8.0	9.3	8.0
Operating loss from discontinued operations	(5.8)	(11.8)	(21.8)	(19.2)
Foreign currency exchange (gain) loss	(0.1)	-	0.4	(0.8)
Interest and other income, net	-	-	(0.3)	-
Loss from discontinued operations before income taxes	(5.7)	(11.8)	(21.9)	(18.4)
Provision for (benefit from) income taxes	(0.3)	(0.1)	(0.3)	0.1
Net loss from discontinued operations	$(5.4)	$(11.7)	$(21.6)	$(18.5)

3.	Net Income (Loss) per Common Share

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive.  The weighted average number of stock options and restricted stock awards outstanding excluded from the computation of diluted earnings (loss) per share was 1.3 million shares and 1.0 million shares for the three and six months ended June 30, 2016 and 2015, respectively, due to their antidilutive effect.

4.	Credit Facilities and Long Term Debt

The Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a maturity date of October 31, 2016. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability.  As of June 30, 2016, eligible collateral under the agreement was $44.4 million, total availability was $38.9 million, total outstanding letters of credit were $5.5 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants under this facility as of June 30, 2016.

5.	Special Charges

The Company’s NATG segment incurred special charges during the quarter of approximately $1.7 million, of which $0.3 million is included in continuing operations and $1.4 million is included in discontinued operations.  Charges incurred included approximately $2.8 million for lease termination and other exit costs for the closing of the NATG corporate headquarters,  approximately $0.1 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida offset by approximately $1.1 million benefit related to the settlement of vendor obligations and $0.1 million benefit from reversal of previously accrued severances.

The Company’s NATG segment incurred special charges for the six months ended June 30, 2016 of approximately $11.2 million, of which $1.9 million is included in continuing operations and $9.3 million is included in discontinued operations.  Charges incurred included approximately $9.8 million for lease terminations and other exit costs for the closing of the two remaining retail stores, a distribution center and the NATG corporate headquarters in 2016 and approximately $1.9 million related to additional lease termination costs of our previously exited retail stores (present value of contractual gross lease payments net of sublease rental income, or settlement amount).  NATG also incurred approximately $0.2 million of professional costs, related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida, $0.6 million for consulting expenses and $0.2 million for severance and related expenses.  These charges were offset by approximately $1.1 million benefit related to the settlement of vendor obligations and approximately $0.4 million received when PCM Inc. exercised its option to acquire the consumer customer lists and related information of the NATG business. Amounts related to the discontinued NATG business that are unpaid at June 30, 2016 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company expects that total additional NATG wind-down costs after this quarter will be between $1 and $2 million, which will be presented in discontinued operations. Additional costs may be incurred for outstanding leased facilities as they are settled or sublet.

The following table details the associated liabilities related to the former NATG segments special charges (in millions):

	EMEA - Workforce reductions and personnel costs	NATG – Workforce reductions	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2016	$0.3	$2.7	$16.3	$19.3
Charged to expense	-	0.2	15.6	15.8
Paid or otherwise settled	(0.3)	(2.4)	(9.0)	(11.7)
Balance June 30, 2016	$-	$0.5	$22.9	$23.4

6.	Segment Information

Since the December 2015 sale of the NATG business, the Company has operated and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and EMEA Technology Products Group (“EMEA”).   Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).  As previously stated in December 2015, the Company sold certain assets and liabilities of the NATG business and since that time has been winding down the NATG business.  This wind-down was substantially completed during the second quarter of 2016, other than collecting accounts receivable and settling other remaining lease obligations and other contingencies.

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

As disclosed above, the NATG business was discontinued and the Company is winding down remaining operations including collecting accounts receivable and settling remaining lease obligations and other contingencies. The NATG segment sold products categorized as ICT and CE products which were marketed in the United States, Canada and Puerto Rico.  Most of these products were manufactured by other companies; however, the Company did offer a selection of products that were manufactured to our own design and marketed on a private label basis.

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

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net sales:
IPG	$181.8	$180.9	$352.4	$339.8
EMEA	238.1	252.6	496.3	525.2
NATG	-	19.2	-	98.3
Corporate and other	0.9	1.4	1.9	2.9
Consolidated	$420.8	$454.1	$850.6	$966.2

Operating income (loss):
IPG	$8.6	$14.0	$16.5	$23.7
EMEA	(2.4)	(1.6)	(3.2)	(6.4)
NATG	(0.6)	(23.8)	(2.4)	(36.1)
Corporate and other expenses	(4.5)	(5.3)	(10.3)	(10.0)
Consolidated	$1.1	$(16.7)	$0.6	$(28.8)

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net sales:
United States	$175.4	$189.8	$341.0	$409.8
France	103.7	90.6	203.8	182.0
United Kingdom	59.1	81.3	132.3	180.7
Other Europe	75.3	80.7	160.2	162.5
Other North America	7.3	11.7	13.3	31.2
Consolidated	$420.8	$454.1	$850.6	$966.2

 Revenue is attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At June 30, 2016 and 2015, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.  The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

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

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and  proceedings which may include commercial, employment, customer,  personal injury and health and safety law matters, and which are  handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 43 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2016 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2016 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s NATG business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty months’ imprisonment, respectively.  Following completion of their sentences, each is to be placed on supervised release for a period of thirty-six months.  On March 1, 2016, the United States District Court for the Southern District of Florida awarded the Company approximately $36 million in restitution from Gilbert and Carl Fiorentino, which the Company will utilize all available means to collect.  Judgment liens have been established on certain property and assets of each of Gilbert and Carl Fiorentino. The Company is working with the USAO to obtain forfeiture proceeds from the sale of certain seized assets. The Company is also continuing to seek a civil judgment against Carl Fiorentino.

The Company's Audit Committee, with the assistance of independent outside counsel, cooperated with a request by the USAO that it assist the USAO’s investigation into allegations arising from the Fiorentino investigation regarding possible executive officer conflicts of interest and internal controls and books and records violations.  The Company’s Audit Committee, along with the Audit Committee’s independent outside counsel, conducted an investigation of the allegations and its counsel presented the Audit Committee’s findings to the USAO in July 2015.  The Company was advised that the Audit Committee investigation found no evidence of executive officer conflicts of interest, and no material evidence of internal controls violations or books and records violations.  The Audit Committee considers its investigation to be closed at this time and the Company has been advised there has been no further contact from the USAO.  Notwithstanding,  it is not possible at this time to predict if or when the USAO will conclude its investigation; what subject(s) will be investigated; what actions, if any, may be taken by the government as a result of its investigation; or whether any of these matters will have a material adverse impact on the Company.

9.	Subsequent Event

In July 2016 the Company announced that it had signed a definitive agreement under which the buyer would acquire certain assets of its Misco Germany branch, including its customer relationships and the hiring of its employees.  The transaction, which is subject to certain closing conditions, is expected to close in the third quarter of 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are based on management’s estimates, assumptions and projections and are not guarantees of future performance.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our recent exit from and winding down of our NATG operations, financing needs, compliance with financial covenants in loan agreements, the implementation or performance of technology systems, the turnaround plans for our UK operations, the performance of our shared service center in Hungary, fluctuations in economic conditions and exchange rates, including factors impacting our substantial international operations, plans for acquisitions or sale of assets or businesses, consolidation and integration of operations of recently acquired businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; our ability to timely and efficiently exit and wind down our discontinued NATG business; our ability to timely and efficiently integrate recently acquired businesses, the Company’s management information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays, particularly as we continue to transition certain functions from our existing platforms to a new platform specifically developed for our needs, have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us; general economic conditions, will continue to impact our business; technological change, such as the effect of mobile devices on sales of PCs and laptop computers, have had and can continue to have a material effect on our product mix and results of operations; sales tax laws or government enforcement priorities may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws and interpretations do not require us to do so; our substantial international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements, political uncertainty and the management of our expanding international operations infrastructure including our ability to timely and effectively operate our shared services center in Hungary; and managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors.

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

As disclosed in our Form 10-K for the fiscal year 2015, the Company announced a restructuring of its North American Technology group (“NATG”) business in March 2015 and closed 31 retail stores and a warehouse during the second quarter of fiscal 2015.  On December 1, 2015, the Company sold the NATG business and began the wind-down of its remaining NATG operations.  The Company followed the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which required disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, only the components that were in operation at the time of disposal are presented as discontinued operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the PCM transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the former operations of NATG are now reported both within continuing operations and as discontinued operations. During December 2015, and the first quarter of 2016, the Company continued the exit of the NATG business as we sold all remaining inventory and closed all remaining retail stores and a warehouse. During 2016, the Company is winding down remaining operations of NATG including collecting accounts receivable and settling remaining lease obligations and other contingencies.

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

Industrial Products

IPG sells a wide array of MRO products which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global®, GlobalIndustrial.com®, Nexel® Relius®, Relius Elite®, Relius Solutions®, Interion® and Hercules®.  Industrial accounted for approximately 43% and 40% of our GAAP net sales for the three month periods ended June 30, 2016 and 2015, respectively, and approximately 41% and 35% of our GAAP net sales for the six month periods ended June 30, 2016 and 2015, respectively.

EMEA Technology Products Group

EMEA sells ICT and CE products.  These products are marketed in Europe.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed on a private label basis.  EMEA accounted for approximately 57% and 56% of our GAAP net sales for the three month periods ended June 30, 2016 and 2015, respectively, and approximately 58% and 54% of our GAAP net sales for the six month periods ended June 30, 2016 and 2015, respectively.

NATG Technology Products

As previously disclosed, the NATG business is discontinued and the Company is winding down operations during 2016. The NATG segment sold products categorized as ICT and CE products which were marketed in the United States, Canada and Puerto Rico.  Most of these products were manufactured by other companies; however, the Company did offer a selection of products that were manufactured to our own design and marketed on a private label basis.  NATG sales included in continuing operations accounted for 0% and approximately 4% of our GAAP net sales for the three month periods ended June 30, 2016 and 2015, respectively, and 0% and approximately 10% of our GAAP net sales for the six month periods ended June 30, 2016 and 2015, respectively.

Discontinued Operations

As disclosed above, the B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale to PCM in 2015 are presented in discontinued operations in the accompanying financial statements.  Total GAAP net sales for the discontinued operations were $(0.1) million and $285.9 million for the three month periods ended June 30, 2016 and 2015, respectively, and $12.0 million and $559.6 million for the six month periods ended June 30, 2016 and 2015, respectively.  See Note 2 and 6 to the Condensed Consolidated Financial Statements for additional financial information about our business segments as well as information about geographic operations.

Corporate and other

Corporate and other segment accounted for 0% of our net sales for the three month periods ended June 30, 2016 and 2015, respectively, and 1% of our net sales for the six month periods ended June 30, 2016 and 2015, respectively.

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

Highlights from Q2 2016 and Year to Date Q2 2016

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•	IPG sales grew 0.5% and 3.7%, for the three and six month periods ended June 30, 2016 compared to 2015. On a constant currency basis, sales grew 0.8% for the three month periods ended June 30, 2016 and on a constant currency basis excluding the January 2015 Plant Equipment Group acquisition, sales grew 2.1% for the six month periods ended June 30, 2016.
•	EMEA sales declined 5.7% and 5.5% for the three and six month periods ended June 30, 2016 compared to 2015. On a constant currency basis, sales declined 5.6% and 3.9% for the three and six month periods ended June 30, 2016.
•	Consolidated operating income was $1.1 million for the three month period ended June 30, 2016 compared to a loss of $16.7 million in 2015 and was $0.6 million for the six month period ended June 30, 2016 compared to a loss of $28.8 million in 2015.
•	Net loss from continuing operations improved to $(2.0) million for the three month period ended June 30, 2016 from $(16.7) million in 2015 and improved to $(3.1) million for the six month period ended June 30, 2016 from $(38.5) million in 2015.

GAAP Results of Operations

Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

Key Performance Indicators* (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2016	2015	Change	2016	2015	Change
Net sales of continuing operations by segment:
IPG	$181.8	$180.9	0.5%	$352.4	$339.8	3.7%
EMEA	238.1	252.6	(5.7)%	496.3	525.2	(5.5)%
Corporate and other	0.9	1.4	(35.7)%	1.9	2.9	(34.5)%
NATG	-	19.2	(100.0)%	-	98.3	(100.0)%
Consolidated net sales	$420.8	$454.1	(7.3)%	$850.6	$966.2	(12.0)%
Consolidated gross profit	$81.5	$86.5	(5.8)%	$164.9	$173.6	(5.0)%
Consolidated gross margin	19.4%	19.0%	0.4%	19.4%	18.0%	1.4%
Consolidated SG&A costs**	$80.4	$103.2	22.1%	$164.3	$202.4	18.8%
Consolidated SG&A costs** as a % of net sales	19.1%	22.7%	3.6%	19.3%	20.9%	1.6%
Operating income (loss) from continuing operations by segment:
IPG	$8.6	$14.0	(38.6)%	$16.5	$23.7	(30.4)%
EMEA	(2.4)	(1.6)	(50.0)%	(3.2)	(6.4)	50.0%
Corporate and other	(4.5)	(5.3)	15.1%	(10.3)	(10.0)	(3.0)%
NATG	(0.6)	(23.8)	97.5%	(2.4)	(36.1)	93.4%
Consolidated operating income (loss)	$1.1	$(16.7)	106.6%	$0.6	$(28.8)	102.1%
Operating margin from continuing operations by segment:
IPG	4.7%	7.7%	(3.0)%	4.7%	7.0%	(2.3)%
EMEA	(1.0)%	(0.6)%	(0.4)%	(0.6)%	(1.2)%	0.6%
NATG	-	(124.0)%	124.0%	-	(36.7)%	36.7%
Consolidated operating margin from continuing operations	0.3%	(3.7)%	4.0%	0.1%	(3.0)%	3.1%
Effective income tax rate	NM	7.7%	NM	NM	7.5%	NM
Net loss from continuing operations	$(2.0)	$(16.7)	88.0%	$(3.1)	$(38.5)	91.9%
Net margin from continuing operations	(0.5)%	(3.7)%	3.2%	(0.4)%	(4.0)%	3.6%
Net loss from discontinued operations	$(5.4)	$(11.7)	53.8%	$(21.6)	$(18.5)	(16.8)%
Net margin from discontinued operations	(1.3)%	(2.6)%	1.3%	(2.5)%	(1.9)%	(0.6)%
*excludes discontinued operations (See Note 2 of Notes to Condensed Consolidated Financial Statements).
**includes special charges (See Note 5 of Notes to Condensed Consolidated Financial Statements).
NM – not meaningful

Non-GAAP Results of Operations

Supplemental Non-GAAP Continuing Operation Business Unit Summary Results** - Unaudited
Industrial Products Group
	Quarter Ended June 30,*			Six Months Ended June 30,*
	2016	2015	Change	2016	2015	Change
Sales	$181.8	$180.9	0.5%	$352.4	$339.8	3.7%
Gross profit	$49.8	$51.7	(3.7)%	$98.5	$97.2	1.3%
Gross margin	27.4%	28.6%		28.0%	28.6%
Operating income	$8.8	$13.3	(33.8)%	$16.9	$23.7	(28.7)%
Operating margin	4.8%	7.4%		4.8%	7.0%
EMEA Technology Products Group
	Quarter Ended June 30,*			Six Months Ended June 30,*
	2016	2015	Change	2016	2015	Change
Sales	$238.1	$252.6	(5.7)%	$496.3	$525.2	(5.5)%
Gross profit	$31.3	$32.5	(3.7)%	$65.4	$64.4	1.6%
Gross margin	13.1%	12.9%		13.2%	12.3%
Operating loss	$(2.2)	$(0.8)	(175.0)%	$(2.9)	$(5.2)	44.2%
Operating margin	(0.9)%	(0.3)%		(0.6)%	(1.0)%
Corporate & Other
	Quarter Ended June 30,*			Six Months Ended June 30,*
	2016	2015	Change	2016	2015	Change
Sales	$0.9	$1.4	(35.7)%	$1.9	$2.9	(34.5)%
Gross profit	$0.4	$0.9	(55.6)%	$1.0	$2.0	(50.0)%
Gross margin	44.4%	64.3%		52.6%	69.0%
Operating loss	$(4.3)	$(5.2)	17.3%	$(9.8)	$(9.6)	(2.1)%
Consolidated
	Quarter Ended June 30,*			Six Months Ended June 30,*
	2016	2015	Change	2016	2015	Change
Sales	$420.8	$434.9	(3.2)%	$850.6	$867.9	(2.0)%
Gross profit	$81.5	$85.1	(4.2)%	$164.9	$163.6	0.8%
Gross margin	19.4%	19.6%		19.4%	18.9%
Operating income	$2.3	$7.3	(68.5)%	$4.2	$8.9	(52.8)%
Operating margin	0.5%	1.7%		0.5%	1.0%

* Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on July 2, 2016. The second quarters of both 2016 and 2015 included 13 weeks. Certain prior period amounts have been reclassified to conform to current year presentation.

** On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”).  Pursuant to this transaction, the Company is winding down the remaining operations of NATG during 2016.  Recently revised United States Generally Accepted Accounting Principles (“GAAP”) prevent the Company from presenting the entire NATG segment as a “discontinued operation” despite the entire NATG segment being discontinued.  In the GAAP presentation, the retail operations which were discontinued by the Company prior to the transaction, along with allocations of common distribution and back office costs, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were sold as well as the remaining retail operations that existed at the time of the transaction (and were subsequently discontinued by the Company) are presented as discontinued operations for all periods.  The Company believes that the non-GAAP presentation conveys additional meaningful information to investors.  The non-GAAP results reflect the entire NATG segment as a discontinued operation for all periods presented as well as adjustments for non-recurring items, intangible amortization, equity compensation and a normalized effective tax rate in recurring operations.  See accompanying GAAP reconciliation tables.

Reconciliation of Segment GAAP Operating Income (Loss) from Continuing Operations to Non-GAAP Operating Income (Loss) from Continuing Operations – Unaudited
(In millions)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Industrial Products	$8.6	$14.0	$16.5	$23.7
Technology Products - EMEA	(2.4)	(1.6)	(3.2)	(6.4)
Technology Products - NATG	(0.6)	(23.8)	(2.4)	(36.1)
Corporate and Other	(4.5)	(5.3)	(10.3)	(10.0)
GAAP operating income (loss)	1.1	(16.7)	0.6	(28.8)
Non-GAAP adjustments:
Industrial Products:
Integration Costs	0.0	0.0	0.0	0.4
Intangible asset amortization	0.1	0.1	0.2	0.1
Stock based and other special compensation	0.1	(0.8)	0.2	(0.5)
Total Non-GAAP Adjustments – Industrial Products	0.2	(0.7)	0.4	0.0

Technology Products - EMEA:
Severance and other reorganization charges	0.0	0.7	0.0	0.7
Asset Impairment Charges	0.0	0.0	0.0	0.3
Intangible asset amortization	0.1	0.1	0.2	0.2
Stock based compensation	0.1	0.0	0.1	0.0
Total Non-GAAP Adjustments: Technology Products EMEA	0.2	0.8	0.3	1.2

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	0.6	23.8	2.4	36.1
Total Non-GAAP Adjustments : Technology Products NA	0.6	23.8	2.4	36.1

Corporate and Other:
Stock based compensation	0.2	0.1	0.5	0.4
Total Non-GAAP Adjustments: Corporate and Other	0.2	0.1	0.5	0.4

Industrial Products	8.8	13.3	16.9	23.7
Technology Products- EMEA	(2.2)	(0.8)	(2.9)	(5.2)
Technology Products- NA	0.0	0.0	0.0	0.0
Corporate and Other	(4.3)	(5.2)	(9.8)	(9.6)
Non-GAAP operating income (loss)	$2.3	$7.3	$4.2	$8.9

Management’s discussion and analysis that follows will include IPG, EMEA, NATG continuing operations and NATG discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS

The IPG segments net sales benefited, during the second quarter of 2016, from continued growth across their U.S. core business categories, such as material handling, and storage & shelving, offset by softness in other categories, such as furniture & office, motors and outdoor and ground maintenance. The IPG business was negatively impacted by the decline in Canadian sales of approximately 14% due to general market conditions; approximately 10% on a constant currency basis. For the six month periods ended June 30, 2016, the IPG segments net sales benefited from continued growth across their U.S. core business categories offset by softness in other categories as described above. On a constant currency basis, sales increased by 0.8% for the three month periods ended June 30, 2016 and on a constant currency basis and excluding the January 2015 P.E.G. acquisition, sales increased by 2.1% for the six month periods ended June 30, 2016.

EMEA segments net sales decrease for the three and six month periods ended June 30, 2016 is attributable to the United Kingdom market, where we continue efforts to recruit additional sales personnel along with declines in a number of our smaller markets, offset by our France and Netherlands Solutions businesses generating double digit revenue growth. On a constant currency basis, EMEA net sales decreased 5.6% and 3.9% for the three and six month periods ended June 30, 2016.

The Corporate and other segment sales segment net sales decrease for the three and six month periods ended June 30, 2016 is attributable to the decrease in rebate processing business which was impacted by the exit of our NATG operations in 2015.

Sales in NATG continuing operations represent sales of the retail stores closed during the first half of 2015.  NATG discontinued operations net sales totaled $(0.1) million (returns were slightly in excess of the returns reserve previously established) and $285.9 million for the three month periods ended June 30, 2016 and 2015, respectively, and $12.0 million and $559.6 million for the six month periods ended June 30, 2016 and 2015, respectively.

GROSS MARGIN

Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, freight discounting and other variables, any or all of which may result in fluctuations in gross margin.

The IPG segment gross margin declined in the second quarter of 2016 and year to date 2016 due primarily to a $1.7 million charge related to an inventory adjustment the Company gained visibility into during an IT system conversion and approximately $0.6 million in severance costs as the Company further streamlines its IPG operations.

The EMEA segment gross margin increase is primarily the result of changes in the sales mix with the higher margin France business comprising a larger portion of total gross profit for the quarter and year to date 2016 as compared to prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”), EXCLUDING SPECIAL CHARGES

The IPG segment incurred increased costs of approximately $3.5 million for the three month periods ended June 30, 2016 compared to 2015.  Significant expense increases include approximately $2.7 million of increased salary and related costs of which $0.6 million related to the cost reduction strategies implemented, investments in the sales force and increased net internet advertising spending of approximately $0.2 million as it continues to expand its online product offerings and its ecommerce presence.

The IPG segment incurred increased costs of approximately $8.9 million for the six month periods ended June 30, 2016 compared to 2015. Significant expense increases include approximately $5.0 million of increased salary and related costs of which $0.6 million related to the cost reduction strategies implemented, investments in the sales force and increased net internet advertising spending of approximately $2.3 million as it continues to expand its online product offerings and its ecommerce presence and included in the IPG segment SG&A expenses is six months of P.E.G. costs in 2016 compared to five months in 2015.

The EMEA segment incurred increased costs of approximately $0.4 million for the three month periods ended June 30, 2016 compared to 2015 primarily from increased advertising of $0.4 million and $0.3 million related to a contractual dispute accrual offset by savings in telephone and travel related expenses which decreased by approximately $0.4 million.

In the EMEA segment for the six month periods ended June 30, 2016 compared to 2015, we incurred lower expenses of approximately $1.1 million related to lower salary and related costs of approximately $1.2 million, lower telephone, travel and related expenses of approximately $0.7 million offset by a $1.1 million charge related to a contractual dispute.

Corporate and other segment incurred decreased costs of approximately $1.3 million in the second quarter of 2016. The decrease is attributable to lower overhead expenses primarily as a result of decreased personnel costs of $1.1 million and lower professional fees of approximately $0.2 million.

The Corporate and other segment SG&A costs decreased by $0.8 million for the six month periods ended June 30, 2016 compared to 2015 primarily attributable to lower salary and related costs.

NATG continuing operations SG&A expenses for the second quarter of 2016 totaled $0.2 million compared to $6.0 million in 2015 and $0.5 million compared to $22.4 million for the six month periods ended June 30, 2016 compared to 2015.  NATG continuing operations expense for 2016 include primarily telephone, insurance and utilities. NATG continuing operations expense for 2015 include primarily payroll costs, credit card fees, rent and utilities. Lower costs for the three and six month periods ended June 30, 2016 are the result of the closure of 31 retail stores and a warehouse in 2015.

NATG discontinued operations SG&A expenses totaled $3.2 million and $28.3 million in the second quarter of 2016 and 2015, respectively, and $11.1 million and $56.9 million for the six month periods ended June 30, 2016 and 2015, respectively. The decrease is directly related to the closing of the retail operations.

SPECIAL CHARGES

The Company’s NATG segment incurred special charges during the quarter of approximately $1.7 million, of which $0.3 million is included in continuing operations and $1.4 million is included in discontinued operations.  Charges incurred included approximately $2.8 million for lease termination and other exit costs for the closing of the NATG corporate headquarters, approximately $0.1 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida offset by approximately $1.1 million benefit related to the settlement of vendor obligations and $0.1 million benefit from reversal of previously accrued severances.

The Company’s NATG segment incurred special charges for the six months ended June 30, 2016 of approximately $11.2 million, of which $1.9 million is included in continuing operations and $9.3 million is included in discontinued operations.  Charges incurred included approximately $9.8 million for lease termination costs and other exit costs for the closing of the two remaining retail stores, a distribution center and the NATG corporate headquarters in 2016 and approximately $1.9 million related to additional lease termination costs of our previously exited retail stores (present value of contractual gross lease payments net of sublease rental income, or settlement amount). NATG also incurred approximately $0.2 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida, $0.6 million for consulting expenses and $0.2 million for severance and related expenses.  These charges were offset by approximately $1.1 million benefit related to the settlement of vendor obligations and approximately $0.4 million received when PCM Inc. exercised its option to acquire the consumer customer lists and related information used in connection with or generated by the NATG business. The Company expects that total additional NATG wind-down costs after this quarter will be between $1 and $2 million, which will be presented in discontinued operations and primarily relates to the settlement of accounts and outstanding leases.

The Company incurred special charges of approximately $28.5 million during the quarter ended June 30, 2015 within the NATG, EMEA and IPG segments, of which $20.5 million was included in continuing operations and $8.0 million was included in discontinued operations and $33.8 million for the six month periods ended June 30, 2015, of which $25.8 million was included in continuing operations and $8.0 million was included in discontinued operations.

The NATG segment incurred special charges of approximately $27.8 million in the second quarter of 2015 relating to the exit from the retail store business and continued transition of its operations to focus on its B2B operations and public sector marketplace, as well as, professional costs and net recoveries related to asset impairment charges.  Charges incurred included approximately $24.2 million for lease termination costs (present value of contractual gross lease payments net of sublease rental income, or settlement amount), $1.8 million in consulting expenses, $0.8 million in workforce reductions and net recoveries related to asset impairment charges of $0.1 million.  For the six month periods ended June 30, 2015, NATG segment incurred special charges of approximately $32.4 million. Charges incurred included approximately $24.2 million for lease termination costs, $2.8 million in workforce reductions, $2.5 million in consulting expenses and net asset impairment charges of $0.2 million.

Additionally NATG incurred $1.1 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the Fiorentino’s; and professional costs related to the investigation being conducted at the request of the US Attorney for the Southern District of Florida. Costs incurred through June 30, 2015 totaled $2.7 million.

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

OPERATING MARGIN

The decrease in IPG’s operating margin for the three and six month periods ended June 30, 2016 reflects the increased expenses for the larger Las Vegas distribution center, increased internet advertising spending to drive traffic, $1.2 million in  costs associated with the cost reduction initiative as well as approximately $1.7 million of related to an inventory adjustment the Company gained visibility into during an IT system conversion.

The EMEA operating margin decline for the three month periods ended June 30, 2016 is primarily the result of the challenging market in the United Kingdom along with operating margin declines in a number of our smaller markets. The EMEA operating margin increase for the six month periods ended June 30, 2016 is attributable to the higher margin France business comprising a larger portion of total gross profit, lower salary and related costs of approximately $1.2 million compared to 2015, lower telephone costs and travel related expenses of approximately $0.7 million compared to 2015 offset by increased advertising of $0.7 million and $1.1 million related to a contractual dispute accrual.

The decrease in Corporate and other expenses primarily resulted from decreased personnel costs and professional fees for the quarter and year to date 2016 compared to 2015.

Consolidated operating margin was impacted by special charges of $1.7 million and $28.5 million for the three month periods ended June 30, 2016 and 2015, respectively and $11.2 million and $33.8 million for the six month periods ended June 30, 2016 and 2015, respectively.

INTEREST AND OTHER INCOME, NET

Included in interest and other income, net is interest expense charges of $0.2 million for the second quarter of 2016 and $0.2 million for 2015, respectively, and $0.4 million and $0.5 million for the six month periods ended June 30, 2016 and 2015, respectively.  The 2016 charges are attributable to decreasing balances owed on outstanding lease obligations and in 2015, attributable to decreasing balances owed on the Recovery Zone Bond facility and outstanding lease obligations.

INCOME TAXES

In the first six months of 2016 the Company reported an increase in its pretax income and recorded income tax expense for certain U.S. states and certain European locations. For U.S. federal tax purposes and for certain other locations in Europe and Canada, the Company has full valuation allowances and no benefit for loss is recorded.  In the first six months of 2015 the Company recorded income tax expense for certain U.S. states, certain European locations and Puerto Rico. Other locations currently had full valuation allowances and no benefit for loss was recorded. Tax expense in the first six months of 2015 includes approximately $0.6 million in valuation allowances recorded against the deferred tax assets of the Company’s subsidiaries in the Netherlands. This valuation allowance was recorded as the result of losses recorded in those operations and management’s belief that it is not more likely than not that those assets will be utilized in the near future.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including completing the wind-down activities of the NATG business, funding the recently declared and any future dividends, implementing new inventory and warehousing functions in North America, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):

	June 30, 2016	December 31, 2015	$ Change
Cash	$165.2	$215.1	$(49.9)
Accounts receivable, net	$228.0	$266.3	$(38.3)
Inventories	$126.4	$144.4	$(18.0)
Prepaid expenses and other current assets	$9.9	$14.5	$(4.6)
Accounts payable	$262.8	$346.5	$(83.7)
Accrued expenses and other current liabilities	$71.7	$81.3	$(9.6)
Current portion of long term debt	$0.2	$0.6	$(0.4)
Working capital	$194.8	$211.9	$(17.1)

Our working capital decreased due to the net loss incurred in 2016 and the exit from and wind-down activities of our NATG operations. Accounts receivable days outstanding were 42.5 in 2016 up from 37.4 in 2015. This trend reflects the higher proportion of our sales coming from B2B channels, where most customers do business with us on an open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards. Inventory turns were 12.2 in 2016 and 10.1 in 2015.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Net cash used in continuing operations was $26.4 million resulting from changes in our working capital accounts, which used $29.9 million in cash compared to $52.0 million provided in 2015, primarily the result of the wind-down of the NATG operations settlement of open accounts payable balances offset by the sell-through of remaining inventory, and active collection of receivable balances and our fluctuation in accrued expenses, other current liabilities and other liabilities balances.  Cash generated from net income (loss) adjusted by other non-cash items provided $3.5 million compared to $28.3 million used by these items in 2015, primarily related to the net loss from operations and the fluctuation in depreciation and amortization expense and other non-cash benefit recognized from assignment of certain NATG debt to PCM, Inc. Net cash used in operating activities from discontinued operations was $21.0 million and $16.9 million for the six months ended June 30, 2016 and 2015, respectively.

Net cash used in investing activities totaled $1.8 million and included information and communications systems hardware and software, leasehold improvements and lift trucks for inventory and warehousing functions for IPG segment, leasehold improvements for office space at one of our EMEA locations and a new conveyor system for inventory and warehousing functions at one of our EMEA locations.  Net cash used in investing activities in 2015 totaled $29.3 million, of which $24.8 million was used for the P.E.G. acquisition, which is net of cash acquired of $1.1 million.  Other investing activities include leasehold improvements for the new office space for our France operations, racking, equipment and build out of our additional warehouse space for the IPG segment, expenditures for our inventory and warehousing functions in EMEA and information and communications systems hardware and software.

Net cash used in financing activities during 2016 was $0.2 million used to repay outstanding capital lease obligations and in 2015, we repaid approximately $1.2 million of capital lease obligations.

At June 30, 2016 the Company maintains a $125.0 million (which may be increased to $200.0 million, subject to certain conditions) secured revolving credit agreement with a group of financial institutions which provides for borrowings in the United States.  The credit facility has a maturity date of October 31, 2016.  Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory.  Borrowings are secured by substantially all of the Company’s assets, including accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained.  If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and up to 40% of qualified inventories.  The interest rate under this facility is computed at applicable market rates based on LIBOR or the Prime Rate, plus an applicable margin.  The applicable margin varies based on borrowing base availability. As of June 30, 2016, eligible collateral under this agreement was $44.4 million, total availability was $38.9 million, total outstanding letters of credit were $5.5 million and there were no outstanding advances.  The Company was in compliance with all of the covenants under this facility as of June 30, 2016.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at June 30, 2016 consisted of payments under operating leases for certain of our real property and equipment, payments under capital leases for equipment, and payments under employment, product and other service agreements.

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

We anticipate cash needs to support our working capital requirements in our business, completing the wind-down activities of the NATG business, funding the recently declared and any future dividends, implementing new inventory and warehouse functions in North America, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flows to meet these needs. We believe that cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

These expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  We anticipate capital expenditures of approximately $8.0 million for the remainder of 2016, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. In addition, we anticipate cash needs for implementation of the financial systems.

We maintain our cash primarily in money market funds or their equivalent.  As of June 30, 2016, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At June 30, 2016 cash balances held in foreign subsidiaries totaled approximately $62.0 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis.  The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company.  The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions.  The Company had in excess of $142 million of liquidity (cash and undrawn line of credit) in the U.S. as of June 30, 2016, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2016 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of June 30, 2016, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and  proceedings which may include commercial, employment, customer, personal injury and health and safety law matters, and which are  handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or  indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 43 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2016 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2016 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud TigerDirect and Systemax.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s NATG business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty months’ imprisonment, respectively.  Following completion of their sentences, each is to be placed on supervised release for a period of thirty-six months.  On March 1, 2016, the United States District Court for the Southern District of Florida awarded the Company approximately $36 million in restitution from Gilbert and Carl Fiorentino, which the Company will utilize all available means to collect.  Judgment liens have been established on certain property and assets of each of Gilbert and Carl Fiorentino.  The Company is working with the USAO to obtain forfeiture proceeds from the sale of certain seized assets.  The Company is also continuing to seek a civil judgment against Carl Fiorentino.

The Company's Audit Committee, with the assistance of independent outside counsel, cooperated with a request by the USAO that it assist the USAO’s investigation into allegations arising from the Fiorentino investigation regarding possible executive officer conflicts of interest and internal controls and books and records violations.  The Company’s Audit Committee, along with the Audit Committee’s independent outside counsel, conducted an investigation of the allegations and its counsel presented the Audit Committee’s findings to the USAO in July 2015.  The Company was advised that the Audit Committee investigation found no evidence of executive officer conflicts of interest, and no material evidence of internal controls violations or books and records violations.  The Audit Committee considers its investigation to be closed at this time and the Company has been advised there has been no further contact from the USAO.  Notwithstanding,  it is not possible at this time to predict if or when the USAO will conclude its investigation; what subject(s) will be investigated; what actions, if any, may be taken by the government as a result of its investigation; or whether any of these matters will have a material adverse impact on the Company.

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

SYSTEMAX INC.

Date: August 9, 2016	By:	/s/ Lawrence Reinhold

President, Chief Executive Officer
and Interim Chief Financial Officer