Form 10-K
period 2016-12-31
SYSTEMAX INC
filed 2017-03-16
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $96,937,794. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 10, 2017 was 36,944,036 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company,” or “we”) include its subsidiaries.

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are based on management’s estimates, assumptions and projections and are not guarantees of future performance .  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our exit from and winding down of our North American Technology (“NATG”) operations, financing needs, compliance with financial covenants in loan agreements, the implementation or performance of technology systems discussed below, the turnaround plans for our UK  operations,  fluctuations in economic conditions and exchange rates, including factors impacting our substantial international operations, plans for acquisition or sale of assets or businesses, consolidation and integration of operations of acquired businesses,  plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

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

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

•
risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services

•
our information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us

•	general economic conditions will continue to impact our business
•	technological change has had and can continue to have a material effect on our product mix and results of operations
•
sales tax laws or government enforcement priorities may be changed which could result in e-commerce and direct mail retailers having to collect sales taxes in states where the current laws and interpretations do not require us to do so

•	our substantial international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements and political uncertainty
•	and managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors
•	meeting credit card industry compliance standards in order to maintain our ability to accept credit cards
•	timely availability of existing and new products
•	risks associated with delivery of merchandise to customers by utilizing common carrier delivery services
•	borrowing costs or availability, including our ability to maintain satisfactory credit agreements and to renew credit facilities
•	pending or threatened litigation and investigations
•	the availability of key personnel
•	the continuation of key vendor relationships and the availability of credit insurance to key vendors

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

Recent developments

The Company currently operates and is internally managed in two reportable segments - Industrial Products Group (“IPG”) and EMEA Technology Products Group (“EMEA”). Smaller business operations and corporate functions are aggregated and reported as an additional segment – Corporate and Other (“Corporate”).  As previously disclosed in December 2015, the Company sold certain assets and liabilities of North American Technology Group (“NATG”) business and at that time began the wind-down of the remaining business.  This wind-down is substantially completed although the Company has continued with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies during the current year. These wind-down activities will continue in 2017.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its EMEA segment. As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08 (described below), prior and current year results of the German operations are presented within continuing operations in the consolidated financial statements. For the year ended December 31, 2016, net sales of Misco Germany included in continuing operations were $33.9 million and the net loss, including approximately $3.7 million of intercompany charges, was $6.4 million.

At December 31, 2016, the Company sold its rebate processing business which had been reported as part of its Corporate and Other (“Corporate”) segment.  As this disposition was also not a strategic shift with a major impact as defined under ASU 2014-08 (described below), prior and current year results of the rebate processing business are presented within continuing operations in the consolidated financial statements.  For the year ended December 31, 2016, net sales of the rebate processing business included in continuing operations were $3.7 million and the net loss was $2.3 million. The Company recorded a gain on this sale in 2016 of approximately $3.9 million.

Operating History and Restructuring of NATG Operations

As disclosed in its Form 10-K for the fiscal year 2015, the Company announced a restructuring of its NATG business in March 2015. The NATG segment sold products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”) products.  These products included computers, computer supplies and consumer electronics which were marketed in North America. The Company followed the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which required disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, only the components that were in operation at the time of disposal are presented as discontinued operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations. For a discussion of the accounting and wind-down of the NATG business, see Note 1, Note 3 and Note 8 to the consolidated financial statements included in Item 15 of this Form 10-K.

Industrial Products

IPG sells a wide array of maintenance, repair and operational (“MRO”) products which are marketed in North America.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed under the trademarks: Global™, GlobalIndustrial.com™, Nexel™ Relius™, Paramount™ and Interion™.  Industrial products accounted for 43%, 38% and 26% of our net sales from continuing operations in 2016, 2015 and 2014, respectively reported on a U.S. Generally Accepted Accounting Principles (“GAAP”) basis.

Technology Products – EMEA

EMEA sells products categorized as ICT and CE as well as related technical services such as configuration, implementation, network security, and other technical services. These products are primarily marketed in France, the United Kingdom, the Netherlands, Italy, Spain and Sweden and related technical services are marketed in France, the United Kingdom and the Netherlands. Substantially all of these products are manufactured by other companies.  EMEA accounted for 57% of our GAAP net sales from continuing operations in 2016, 2015 and 2014, respectively.

Technology Products – NATG

NATG sold ICT and CE products.  These products were marketed in North America.  Substantially all of these products were manufactured by other companies; however, the Company did offer a selection of products that were manufactured for our own design and marketed on a private label basis.  NATG accounted for 0%, 5% and 17% of our GAAP net sales from continuing operations in 2016, 2015 and 2014, respectively.

See Note 3 and Note 12 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

Products

We offer over a million brand name and private label products. We endeavor to expand and keep current the breadth of our product offerings in order to fulfill the increasingly wide range of product needs of our customers.

MRO products offered by our IPG segment include electrical and bulbs; fasteners and hardware; foodservice and appliances; furniture and office; HVAC/R fans; janitorial and maintenance; material handling; medical and laboratory equipment; metalworking and cutting tools; motors and power transmission; office and school supplies; outdoor and grounds maintenance; packaging and supplies; plumbing supplies; pneumatics and hydraulics; raw material and building supply; safety and security; storage and shelving; tools and instruments; vehicle maintenance and workbench and shop desks.

ICT products offered by our EMEA segment include: servers-storage and backup, desktop computers, laptops, tablets, monitors, mobile devices; computer parts and memory; computer components and accessories; networking and security; software; electronics and commercial and home networking.  CE products include TV and video; audio; cameras and surveillance; GPS; cell phones; video games; home and electronics accessories.

Sales and Marketing

We market our products primarily to B2B customers, which include for-profit businesses, educational organizations and government entities. We have developed numerous proprietary customer and prospect databases. We have established a multi-faceted direct marketing system to business customers, consisting primarily of our relationship marketers, catalog mailings and proprietary internet websites, the combination of which is intended to maximize sales.

Relationship Marketers

Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain, our relationship marketers are prompted with product suggestions to expand customer order values. In certain countries, we also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by e-mail campaigns and periodic catalog mailings, both of which are designed to generate inbound telephone sales, and visits to our interactive websites, which allow customers to purchase products directly over the Internet. We believe that the integration of our multiple marketing methods enables us to more thoroughly penetrate our business, educational and government customer base. We believe increased internet exposure leads to more internet-related sales and also generates more inbound telephone sales; just as we believe email campaigns, and to a lesser extent catalog mailings which feature our websites results in greater internet-related sales.

E-commerce

We currently operate multiple e-commerce sites, including:

North America	Europe

www.globalindustrial.com	www.misco.co.uk
www.globalindustrial.ca	www.misco.fr
www.nexelwire.com	www.misco.nl
www.chdistgov.com	www.misco.it
www.industrialsupplies.com	www.misco.es
www.misco.se
www.misco.be
www.inmac-wstore.com

We are continually upgrading the capabilities and performance of these websites in our significant markets. Our internet sites feature over a million MRO and ICT products.  Our customers have around-the-clock, online access to purchase products and we have the ability to create targeted promotions for our customers’ interests.

In addition to our own e-commerce websites, we have partnering agreements with several of the largest internet shopping and search engine providers who feature our products on their websites or provide “click-throughs” from their sites directly to ours.  These arrangements allow us to expand our customer base at an economical cost.

Catalogs

As IPG and EMEA have increased their focus on online and e-commerce advertising, marketing and sales activities, they have decreased their use of hard copy catalogs over the last several years, and currently distribute fewer regular and specialty catalogs than in prior periods.

Customer Service, Order Fulfillment and Support

We generally receive orders through the Internet, by telephone and by EDI.  We generally provide toll-free telephone number access for our customers in countries where it is customary.  Certain domestic call centers are linked to provide telephone backup in the event of a disruption in phone service.

Certain of our products are carried in stock, and orders for such products are fulfilled on a timely basis directly from our North American and European distribution centers, typically within one day of the order. Orders are generally shipped by third-party delivery services.  We maintain relationships with thousands distributors and product vendors in North America and Europe that also deliver products directly to our customers.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions.  We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from manufacturers and large wholesale distributors. Two vendors accounted for 10% or more of our purchases in 2016: one vendor accounted for 15.2% and another vendor accounted for 13.8%.  Two vendors accounted for 10% or more of our purchases in 2015 and 2014: one vendor accounted for 12.2% and 12.6%, respectively; another vendor accounted for 10.9% and 11.6%, respectively.  Excluding NATG operations, no vendor accounted for 10% or more of our purchases in 2015 or 2014.  The loss of these vendors, or any other key vendors, could have a material adverse effect on us.

Most private label products are manufactured by third parties to our specifications.

Competition and Other Market Factors

Industrial Products

The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets. We face competition from large diversified MRO distributors such as Grainger Inc., MSC Industrial Direct Inc., Fastenal Inc., and other large retailers, including e-commerce retailers such as Amazon.  We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors.  Many high volume purchasers, however, utilize catalog distributors as their first source of product. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service and convenience.  We believe that direct marketing via sales representatives, the internet and catalogs are effective and convenient distribution methods to reach mid-sized facilities that place many small orders and require a wide selection of products.  In addition, because the industrial products market is highly fragmented and generally less brand oriented, we believe it is well suited to private label products.

Technology Products

The market for selling technology product is highly competitive, with many U.S., European and Asian companies vying for market share. We face competition from large resellers such as Econocom, Computacenter, Insight and other large retailers. There are few barriers to entry, with these products being sold through multiple channels of distribution, including direct marketers, computer resellers, mass merchants, over the internet, local and national retail computer stores, and by computer and office supply superstores.

Timely introduction of new products or product features and services are critical elements to remaining competitive. Other competitive factors include product performance, quality and reliability, technical support and customer service, marketing and distribution and price. Some of our competitors have stronger brand-recognition, broader product lines and greater financial, marketing, manufacturing and technological resources than us.

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

Employees

As of December 31, 2016, we employed a total of approximately 2,800 employees, of whom 1,200 were in North America and 1,600 were in Europe and Asia.

Seasonality

Seasonality does not have a material effect on the Company’s continuing IPG and EMEA businesses.

Environmental Matters

Under various national, state and local environmental laws and regulations in North America, Europe and Asia, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault.  We lease most of our facilities.  In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances.  Although we have not been notified of, and are not otherwise aware of, any material real property environmental liability, claim or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with real property environmental matters in the future.

Financial Information About Foreign And Domestic Operations

We currently sell substantially all of our products through established sales channels to our customers in North America (primarily the United States and Canada) and Europe. We also export product to customers located outside of our established sales channels which export sales are de minimis in relation to our overall sales total.  Approximately 58.8%, 63.5%, and 65.6% of our GAAP net sales from continuing operations during 2016, 2015 and 2014, respectively were made by subsidiaries located outside of the United States.  For information pertaining to our international operations, see Note 12, “Segment and Related Information,” to the consolidated financial statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our operations, excluding discontinued operations, in those two geographic markets (in millions):

	North America	Europe and Asia	Total
2016
Net sales	$719.2	$960.9	$1,680.1
Operating income (loss)	$16.8	$(12.7)	$4.1
Identifiable assets	$290.5	$275.6	$566.1

2015
Net sales	$801.8	$1,052.9	$1,854.7
Operating income (loss)	$(13.5)	$(10.6)	$(24.1)
Identifiable assets	$470.3	$239.8	$710.1

2014
Net sales	$914.3	$1,189.9	$2,104.2
Operating income (loss)	$9.4	$(23.1)	$(13.7)
Identifiable assets	$582.9	$314.0	$896.9

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

Current economic conditions may cause the loss of consumer confidence in the Company’s domestic and international markets which we believe resulted in a decrease of spending in the categories of products we sell in 2016, 2015 and 2014, which mostly impacted our now discontinued NATG business and certain of our markets within our EMEA business. With conditions in the EMEA market for technology products remaining highly competitive, reductions in our selling prices and pressure on freight sales, as we have experienced in recent years in most of our markets, have adversely affected our revenue and profits and could continue to do so in the future.  It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity or allocations to their customers creating shortages of product.  Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism.  Our consolidated results of operations are directly affected by economic conditions in North America and Europe.  We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders, (as well as due to senior management turnover, loss of key employees, disruption due to internal technology platform transitions or inefficient or delayed implementation of strategic initiatives) which occurred in 2013 and 2014 in the discontinued NATG business and to some extent in our EMEA business between 2014 and 2016.  Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and maintain our margins, our ability to attract new customers and the financial condition of our customers.  A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect our sales, prices and profitability as well, which occurred in 2013 and 2014 in the discontinued NATG business and to some extent in some of our EMEA business between 2014 and 2016.  We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

In response to economic and market conditions, from time to time we have undertaken initiatives to reduce our cost structure where appropriate, as occurred in the discontinued NATG business, in certain EMEA operations, and to lesser extent in our IPG business. These initiatives, as well as any future workforce and facilities reductions, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates and re-attain the levels of profitability we experienced prior to the recent market downturns.  In addition, costs actually incurred in connection with our restructuring actions may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings.

See Operating History and Restructuring of NATG Operations for a discussion of the closing of our NATG business in 2015.

•	The markets for our products and services are extremely competitive and if we are unable to successfully respond to our competitors’ strategies our sales and gross margins will be adversely affected.

We may not be able to compete effectively with current or future competitors.  The markets for our products and services are intensely competitive and subject to constant technological change.  The adverse impact of the boom in mobile device sales on PC and laptop sales, demonstrate how rapid technological change can significantly affect the markets for the products we sell, as occurred in our discontinued NATG business. We expect this competition and technological change to further intensify in the future. Competitive factors include price, availability, service and support and a market with relatively low barriers to entry. Many competitors procure and ship the products we sell and many competitors are selling these products as a commodity at the lowest prices they can and often involving reduced or free freight; further they do not provide any post sale services or support. At the same time, many of our competitors couple the sale of products with various value added services and business solutions in an effort to enhance sales and margins and mitigate the pressure of being only a commodities distributor. Accordingly, we must compete with both low priced/no service offered competitors, as well as higher priced/value added services competitors, and must do so on a selective, customer and product focused basis. We believe the services and support we offer for certain of our products are critical value added services and a competitive differentiator for the Company in the markets and for the products where we choose to offer such service. We believe the services and support we offer enable us to build relationships with our customers that result in repeat purchases, customer loyalty and market penetration. In some of our markets, our services and solutions offerings are in an early form and we will need to continue to invest in and enhance our offerings. If at any time our ability to service and support our customers is curtailed or we do not invest effectively in developing these services, there is a risk that we may suffer a loss of reputation, and customers, which could have a material adverse impact on our sales and profits.

Our e-commerce business faces pressure from competing with large, expanding e-commerce retailers.   Many of our competitors are larger companies with greater financial, marketing, services and product development resources than ours.  The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets.  We face competition from large diversified MRO distributors such as Grainger Inc., MSC Industrial Direct Inc., Fastenal Inc., and other large retailers, including e-commerce retailers such as Amazon. We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. In addition, new competitors may enter our markets.  This may place us at a disadvantage in responding to competitors’ pricing strategies, technological advances and other initiatives, resulting in our inability to increase our revenues or maintain our gross margins in the future.

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

•	Environmental Matters

Under various national, state and local environmental laws and regulations in North America, Europe and Asia, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substance at such real property. Such laws and regulation often impose liability without regard to fault. We lease most of our facilities. In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although we have not been notified of, and nor otherwise aware of, any material real property environmental liability, claim or non-compliance, there can be no assurance that we will not required to incur remediation or other costs in connection with real property environmental matters in the future.

Risks Related to Our Company

•
We rely to a great extent on our information and telecommunications systems, and significant system failures or outages, or our failure to properly evaluate, upgrade or replace our systems, or the failure of our security/safety measures to protect our systems and websites, could have an adverse effect on our results of operations.

We rely on a variety of information and telecommunications systems including internally developed software, third party purchased software and third party cloud based software in order to manage our business, including our customer, vendor, employee, facilities, finance, management and corporate operations.  Our success is dependent in large part on the accuracy and proper use of our information systems, including our telecommunications systems, which are utilized in all aspects of our business.  To manage our growth, we need to continually evaluate the effectiveness and adequacy of our existing systems and procedures to ensure they are keeping pace with changes in our business.  These systems, whether internally developed, purchased or cloud based may need to be modified, upgraded or replaced from time to time. System modifications, upgrades or replacements involve costs as well as the risk of implementation delays and not operating as intended. We rely on third parties such as telecommunication carriers, internet service providers and our own employees to provide the technology services and expertise on which we depend. There are risks that third parties may incur outages or circumstances where they cannot provide the services we require as intended or that our employees do not have the expertise to remediate system outages or technical problems that may arise. We have experienced some delays and operational problems in implementing new IT systems in the past. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information systems, including software and hardware, as we grow and the needs of our business change. We have disaster recovery systems and system backups are routinely done for certain critical systems, but not for every system.  The occurrence of a significant system failure, electrical or telecommunications outages or our failure to ensure our IT employees are properly trained and technically proficient, or that our systems are adequate, effective and beneficial to our business, or our failure to expand or successfully implement new systems  could have a material adverse effect on our results of operations.

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

In response to significant market pressures described above under the heading Operating History and Restructuring of NATG operations, the Company negotiated the sale of certain assets and liabilities of the NATG business. The sale transaction closed on December 1, 2015.  The Company has substantially completed most of the NATG wind-down activities, although activities related to collecting remaining accounts receivable, subleasing remaining retail store and warehouse spaces and settling accounts payable and other contingent liabilities continue.  The Company expects that additional NATG wind-down costs incurred during 2017 or later will aggregate between $1 and $5 million, which is expected to be presented in discontinued operations.

There can be no assurance the Company will be able to timely exit its existing lease commitments at currently recorded cost levels. Failure to achieve these expectations will result in increased cash exit costs for the Company.

•	The establishment and integration of our shared service center in Hungary exposes us to various technology, regulatory and economic risks.

We opened our shared services center in Budapest, Hungary during the second quarter of 2013 to facilitate the continued growth of our EMEA business through operational efficiencies and enhanced internal processes. This facility provides administrative and back office services for the existing European business. As we have located these functions for all our EMEA business (other than France) in one location, if there were any event that materially, adversely impacted smooth operation of the Hungary shared services center, such as technology and/or communications disruptions or outages, labor/employee disputes, strikes or slowdowns, mass transit issues impacting our employees, or political/economic instability, it would likely have an adverse impact on all of our EMEA business (other than France) and would have a material adverse effect on our results of operations.

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

The Company has made acquisitions in the past of other businesses and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired we may be required to record a significant charge to earnings in the period during which the impairment is discovered.  In the fourth quarter of 2016 within the Company’s EMEA operations, an impairment charge related to goodwill of approximately $0.3 million was recorded and within IPG segment, an impairment charge related to goodwill and intangible assets of $0.1 million was recorded. Previously, impairment charges on goodwill and intangible assets occurred in 2014 for the NATG business. Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2016, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the European Union Euro, Canadian Dollar and the British Pound Sterling. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future.  Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in numerous countries outside the United States, and non-U.S. sales accounted for approximately 58.8% of our net sales from continuing operations during 2016.  To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

•
We are exposed to various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors; such events could lower our gross margins or result in inventory write-downs that would reduce reported future earnings.

Our inventory is subject to risk due to changes in market demand for particular products. If we fail to manage our inventory of older products we may have excess or obsolete inventory.  We may have limited rights to return purchases to certain suppliers and we may not be able to obtain price protection on these items.  The elimination of purchase return privileges and lack of availability of price protection could lower our gross margin or result in inventory write-downs.

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

As of December 31, 2016, we had approximately 1,600 employees located in Europe and Asia. We have workers’ councils representing the employees of our France and Netherlands operations, and trade unions representing our employees in Italy and Sweden and elected employee representatives for our employees in the United Kingdom and Spain. Most of these European employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by unions or workers’ councils that must approve certain changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

•
We may be unable to reduce prices in reaction to competitive pressures, or implement cost reductions or new product line expansion to address gross profit and operating margin pressures; failure to mitigate these pressures could adversely affect our operating results and financial condition.

The B2B computer, service solutions and electronics industry in which EMEA participates is highly price competitive and gross profit margins are narrow and variable.  The Company’s ability to further reduce prices in reaction to competitive pressure is limited.  Additionally, gross margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and/or price protection programs, product return rights, and product mix.  Pricing pressure is prevalent in the markets we serve and we expect this to continue.  We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines.  If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

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

•	Failure to protect the integrity, security and use of our customer and employees’ information could expose us to litigation and materially damage our standing with our customers.

The use of individually identifiable consumer and employee data is regulated at the state, federal and international levels and we incur costs associated with information security – such as increased investment in technology and the costs of compliance with consumer and employee protection laws.  Additionally, our internet operations and website sales depends upon the secure transmission of confidential information over public networks, including the use of cashless payments.  While we have taken significant steps to protect customer, employee and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, the efforts of “hackers” and cyber criminals or other developments will prevent the compromise of our customer and employee transaction processing capabilities and our customer and employee personal data.  If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, operating results and financial condition and could subject us to litigation.

•
Sales to individual customers expose us to credit card fraud, which impacts our operations.  If we fail to adequately protect ourselves from credit card fraud, our operations could be adversely impacted.

Failure to adequately control fraudulent credit card transactions could increase our expenses.  Sales to individual consumers and small businesses, which are more likely to be paid for using a credit card, increases our exposure to fraud.  We employ technology solutions to help us detect the fraudulent use of credit card information.  However, if we are unable to detect or control credit card fraud, we may suffer losses as a result of orders placed with fraudulent credit card data, which could adversely affect our business.

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

Changes in our income tax expense due to changes in the mix of U.S. and non-U.S. revenues and profitability, changes in tax rates or exposure to additional income tax liabilities could affect our profitability.  We are subject to income taxes in the United States and various foreign jurisdictions.  Our effective tax rate has been in the past and could be in the future adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, restrictions on utilization of tax benefits, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments.  The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income in those jurisdictions. In the case of where several years of losses occur in a jurisdiction, there is a risk that the Company would need to reserve its deferred tax assets which would likely result in a material tax expense being recorded in the period that such reserve is established. Similarly, in the case where a reserve against deferred tax assets has previously been established, successive years of profitability would require the reversal of deferred tax asset reserves which would likely result in a material tax benefit in the period that the reserve is deemed to be no longer necessary. In addition, the amount of income taxes we pay is subject to audit in our various jurisdictions and a material assessment by a tax authority could affect our profitability.

The current U.S. Administration has indicated an intent to reform the U.S. corporate income tax code. A significant objective of the tax reform under consideration is to discourage the importation of goods manufactured outside the U.S. and encourage the export of goods manufactured in the U.S., commonly referred to as a border adjustment tax. A significant portion of the products we sell are manufactured outside of the U.S., imported to the U.S. and sold in North America. The impact of a border adjustment tax could be material to our tax expense and profitability. The Company may not be able to fully offset any such tax increase through product price increases as increases in product prices in a competitive market would likely decrease demand for the Company’s products. It is not possible to measure the potential impact of the proposed U.S. corporate tax reform on the Company’s tax expense at this time. However, the implementation of a significant border adjustment or import tax could have a material adverse impact on the Company’s profitability.

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

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 68.5% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions.  Further, as a "controlled company" under NYSE rules,  the Company has elected to opt-out of certain New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board; the Company does however currently have an independent Audit, Compensation Committee and Corporate Governance and Nominating Committees.

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

We operate our business from numerous facilities in North America, Europe and Asia.  These facilities include our headquarters location, administrative offices, telephone call centers and distribution centers.  Certain facilities handle multiple functions.  Most of our facilities are leased; certain are owned by the Company.

North America

As of December 31, 2016, IPG has six operational distribution centers in North America which aggregate approximately 2.0 million square feet, all of which are leased by IPG.  In addition to these operational distribution centers, at December 31, 2016 we have one additional distribution center that is being marketed for sublease.

Our headquarters, administrative offices and call centers aggregate approximately 231,000 square feet within our IPG segment, all of which are leased.

In NATG there remain seven retail stores, four B2B call centers and two warehouses that are either sublet or are being marketed for sublease. These properties aggregate to approximately 1.0 million square feet.

Europe

As of December 31, 2016, we have four distribution centers in EMEA Technology which aggregate approximately 230,000 square feet.  Three of these, aggregating approximately 157,000 square feet are leased; one distribution center of approximately 73,000 square feet is owned by the Company.  Our administrative offices and call centers aggregate approximately 285,000 square feet, of which 208,000 square feet are leased and 77,000 square feet are owned by the Company.

Asia

As of December 31, 2016, we leased two administrative offices in Asia aggregating approximately 9,000 square feet.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2016 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2016 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud the Company.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s NATG business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty months’ imprisonment, respectively.  Following completion of their sentences, each is to be placed on supervised release for a period of thirty-six months.  On March 1, 2016, the United States District Court for the Southern District of Florida awarded the Company approximately $36 million in restitution from Gilbert and Carl Fiorentino, which the Company will utilize all available means to collect.  Judgment liens have been established on certain property and assets of each of Gilbert and Carl Fiorentino. The Company is working with the USAO to obtain forfeiture proceeds from the sale of certain seized assets. During the third quarter of 2016 the Company received a partial restitution payment of approximately $1.3 million. The Company is also continuing to seek a civil judgment against Carl Fiorentino.

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

	High	Low
2016
First Quarter	$9.55	$7.46
Second Quarter	9.35	7.89
Third Quarter	9.06	7.65
Fourth Quarter	9.29	7.36

2015
First Quarter	$14.74	$10.35
Second Quarter	12.44	7.99
Third Quarter	9.18	6.73
Fourth Quarter	9.97	7.36

On December 31, 2016, the last reported sale price of our common stock on the New York Stock Exchange was $8.77 per share.  As of December 31, 2016, we had 172 shareholders of record.

On October 31, 2016, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on November 18, 2016 to shareholders of record on November 16, 2016.

On August 2, 2016, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on August 29, 2016 to shareholders of record on August 19, 2016.

Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we anticipate continuing a regular quarterly dividend in the future, subject to availability limitations under our credit facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 6 of “Notes to Consolidated Financial Statements”.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6.	Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.  The selected statement of operations data, excluding discontinued operations, for fiscal years 2016, 2015 and 2014 and the selected balance sheet data as of December 2016 and 2015 are derived from the audited consolidated financial statements which are included elsewhere in this report.  The selected balance sheet data as of December 2014, 2013 and 2012 and the selected statement of operations data for fiscal years 2013 and 2012 are derived from the audited consolidated financial statements of the Company which are not included in this report. The results of operations shown here have been adjusted to reflect the presentation of the NATG discontinued operations (See Note 1 of the Notes to Consolidated Financial Statements).

	Years Ended December 31,
	(In millions, except per share data)
	2016	2015	2014	2013	2012
Statement of Operations Data:
Net sales	$1,680.1	$1,854.7	$2,104.2	$1,975.4	$1,961.2
Gross profit	$324.7	$342.7	$377.2	$360.7	$354.4
Operating income (loss) from continuing operations	$4.1	$(24.1)	$(13.7)	$(10.8)	$8.2
Net income (loss) from continuing operations	$(7.9)	$(48.3)	$(32.0)	$(43.0)	$17.8
Per Share Amounts:
Net income (loss) — diluted	$(0.21)	$(1.30)	$(0.86)	$(1.16)	$0.48
Weighted average common shares — diluted	37.2	37.1	37.1	37.0	36.9
Cash dividends paid per common share	$0.10	$-	$-	$-	$0.25
Balance Sheet Data:
Working capital	$186.2	$214.2	$310.6	$345.8	$360.8
Total assets	$566.1	$710.1	$896.9	$942.2	$962.3
Shareholders’ equity	$214.4	$253.9	$359.6	$406.2	$446.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax is primarily a direct marketer of brand name and private label products. The Company currently operates and is internally managed in two reportable segments - Industrial Products Group (“IPG”) and EMEA Technology Products Group (“EMEA”). Smaller business operations and corporate functions are aggregated and reported as an additional segment – Corporate and Other (“Corporate”).  As previously disclosed in December 2015, the Company sold certain assets and liabilities of its North American Technology Group (“NATG”) business and at that time began the wind-down of the remaining business. This wind-down is substantially completed although the Company has continued with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies during the current year. Additionally, in September 2016 the Company sold its Misco Germany business and in December 2016 sold its rebate processing business.

The Company followed the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements the disposal must be a “major strategic shift” for the reporting entity. If the entity meets this new threshold only the components that were in operation at the time of disposal will be presented as discontinued operations. In the Company’s case, the sale of the NATG business in December 2015 met the major strategic shift criteria. As a result the B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale are presented as discontinued operations in the accompanying financial statements. The 31 retail stores and warehouse which were closed in 2015 prior to the sale, along with allocations of common distribution and back office costs, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.

In order to provide more meaningful information to investors which reflect the full exit of NATG, Misco Germany, sale of the rebate processing business along with the associated gain on the sale, the Company is also presenting its results on a non-GAAP basis in the “Non-GAAP” operating results table. This non-GAAP presentation reflects the entire NATG segment, Misco Germany operation and rebate processing business as a discontinued operation for all periods presented as well as including adjustments for non-recurring items, intangible amortization and equity compensation in recurring operations.

Management’s discussion and analysis that follows will include IPG, EMEA, Corporate and other, NATG continuing operations and NATG discontinued operations.

Industrial Products

Our Industrial Products segment sells a wide array of MRO products which are marketed in North America. Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™ Relius™, Paramount™ and Interion™. Industrial products accounted for 43%, 38% and 26% of our GAAP net sales from continuing operations in 2016, 2015 and 2014, respectively. In both of these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

On January 30, 2015, the Company announced that its Industrial Products Group had completed its previously announced acquisition of the Plant Equipment Group, a business-to-business direct marketer of MRO products, from TAKKT America for $25.9 million in cash; post-closing working capital adjustments were de minimis. This acquisition expanded the Company’s regional footprint and its market share.

EMEA Technology Products Group

Our EMEA sells ICT and CE products.  These products are marketed in Europe. All of these products are manufactured by other companies. EMEA Technology products accounted for 57% of our GAAP net sales from continuing operations in 2016, 2015 and 2014.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its EMEA segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08 , prior and current year results of the German operations are presented within continuing operations in the consolidated financial statements.  For the year ended December 31, 2016, net sales of Misco Germany included in continuing operations were $33.9 million and the net loss, including approximately $3.7 million of intercompany charges, was $6.4 million.

On June 12, 2014, the Company acquired Misco Solutions (f/k/a SCC Services B.V.), a supplier of business-to-business IT products and services with operations in the Netherlands. This acquisition expanded the Company’s business in the Netherlands.

Corporate and other

At December 31, 2016, the Company sold all of its issued and outstanding membership interests of its rebate processing business which had been reported as part of its Corporate and Other (“Corporate”) segment.  As this disposition was also not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the rebate processing business are presented within continuing operations in the consolidated financial statements.  For the year ended December 31, 2016, net sales of the rebate processing business included in continuing operations were $3.7 million and the net loss was $2.3 million. The Company recorded a gain on this sale of approximately $3.9 million.

NATG Technology Products Group

As discussed above, the Company sold certain B2B assets of NATG in December 2015 and substantially completed wind-down activities in 2016.  The NATG segment sold primarily ICT and CE products.  These products were marketed in the United States, Canada and Puerto Rico. Most of these products were manufactured by other companies; however the Company did offer a selection of products that were manufactured to our own designs and marketed on a private label basis.  NATG sales included in continuing operations accounted for 0%, 5% and 17% of our GAAP net sales from continuing operations in 2016, 2015 and 2014, respectively.

Discontinued Operations

As discussed above, the B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale are presented as discontinued operations in the accompanying consolidated financial statements.  Total GAAP net sales for the discontinued operations were $11.8 million, $1.0 billion and $1.3 billion for the years ended 2016, 2015 and 2014, respectively.  See Note 2 and 13 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

Operating Conditions

The IPG market is highly fragmented and we compete against multiple distribution channels. The EMEA market for computer products and electronics is subject to intense price competition and is characterized by narrow gross profit margins. Distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment.

The primary component of our operating expenses historically has been employee-related costs, which includes items such as wages, commissions, bonuses, employee benefits and stock option expenses. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In the discussion of our results of operations we refer to business to business channel sales and period to period constant currency comparisons. Sales in IPG, EMEA and Corporate and other are considered to be B2B sales.  In the NATG business, we had considered business to business (“B2B”) channel sales to be sales made direct to other businesses and government /public sector entities through managed business relationships, outbound call centers and extranets. Consumer (“B2C”) channel sales were sales from retail stores, consumer websites, inbound call centers and television shopping channels.  Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

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
Revenue Recognition. We recognize product sales when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met at the time of receipt by customers when title and risk of loss both are transferred, except in our IPG segment where title and risk pass at time of shipment. Sales are presented net of returns and allowances, rebates and sales incentives.  Reserves for estimated returns and allowances are provided when sales are recorded, based on historical experience and current trends.

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

A change of 10% in our allowance for doubtful accounts reserve at December 31, 2016 would impact net income by approximately $1.1 million.

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

A change of 10% in our inventory reserves at December 31, 2016 would impact net income by approximately $0.2 million.

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

In the fourth quarter of 2016, the Company conducted an evaluation of the goodwill of its United Kingdom operation in the EMEA segment and goodwill and certain intangible assets of its Mexico operation in its IPG segment and concluded that they were impaired and a charge of $0.3 million and $0.1 million, pre-tax, respectively, was recorded.  We have approximately in aggregate $17.3 million in goodwill and intangible assets at December 31, 2016.  We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our remaining goodwill or intangible assets are impaired will change materially in the future. However if the inputs used in our discounted cash flow models or our forecasts are materially different than actual experience we could incur impairment charges that are material.

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

In 2016 the Company conducted an evaluation of the long-lived assets in its United Kingdom operations within the EMEA segment and concluded that an impairment charge of $1.7 million, be recorded.

In 2015 the Company conducted an evaluation of the long-lived assets in its EMEA and now discontinued NATG segment and concluded that an impairment charge of $0.7 million each, be recorded.

We do not believe it is reasonably likely that the estimates and assumptions used to determine long lived asset impairment will vary materially in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

A change of 10% in the carrying value of our long lived assets would impact net income by approximately $3.0 million.

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

A change of 10% in our vendor accruals at December 31, 2016 would impact net income by approximately $0.6 million.

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

In 2016 the Company recorded non-cash valuation allowances against the deferred tax assets of a subsidiary in Europe in the amount of approximately $0.7 million.

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

The Company recorded special charges of $5.9 million, $27.9 million and $15.9 million in continuing operations related to reorganization, restructuring and asset impairment and other charges for the years ended 2016, 2015 and 2014, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB’s finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations.

The Company intends to adopt the new guidance on January 1, 2018, with a cumulative effect adjustment to opening retained earnings under the modified retrospective approach. Currently, the Company recognizes revenue when title passes to customers. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue.  The Company also continues to evaluate the presentation of its principal versus agent arrangements.

The Company’s evaluation of the new guidance is not yet complete; however, based on the nature of the Company’s primary revenue sources and current policies, the Company does not expect a significant change in the timing and presentation of recognizing its revenue.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) ("ASU No. 2015-11"). ASU No. 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Effective January 1, 2016, the company adopted the provisions of ASU No. 2015-11 on a prospective basis. The adoption of the provisions of ASU No. 2015-11 did not materially impact the company's consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2016 and based on the management assessment, there are no conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the adoption of this standard had no impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance will be effective for the Company starting in the first quarter of fiscal 2017.  Early adoption is permitted in any annual or interim period. The company does not expect the adoption of ASU No. 2016-19 to materially impact the Company’s consolidated financial position or result of operations.

Highlights from 2016

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	IPG sales grew 2.4% to $715.6 million. On a constant currency basis and excluding the January 2015 acquisition of Plant Equipment Group (P.E.G.), average daily sales grew 2.8%.
•	EMEA sales decreased 8.7% to $960.9 million. On a constant currency basis average daily sales decreased 4.3%.
•	Consolidated operating income was $4.1 million compared to a loss of $24.1 million in the prior year.

GAAP Results of Operations

Key Performance Indicators* (in millions):

	Years Ended December 31,
	2016	2015	2014	% Change 2016/2015	% Change 2015/2014
Net sales of continuing operations by segment:
IPG	$715.6	$698.6	$556.0	2.4%	25.6%
EMEA	960.9	1,052.9	1,189.9	(8.7)%	(11.5)%
Corporate and Other	3.6	5.4	5.9	(33.3)%	(8.5)%
NATG- continuing operations	-	97.8	352.4	(100.0)%	(72.2)%
Consolidated net sales	$1,680.1	$1,854.7	$2,104.2	(9.4)%	(11.9)%
Consolidated gross profit	$324.7	$342.7	$377.2	(5.3)%	(9.1)%
Consolidated gross margin	19.3%	18.5%	17.9%	0.8%	0.6%
Consolidated SG&A costs**	$320.6	$366.8	$390.9	(12.6)%	(6.2)%
Consolidated SG&A costs** as % of sales	19.1%	19.8%	18.6%	(0.7)%	1.2%

Operating income (loss) from continuing operations by segment:
IPG	$34.3	$43.7	$41.0	(21.5)%	6.6%
EMEA	(12.5)	(10.8)	(21.2)	(15.7)%	49.1%
Corporate and Other	(14.9)	(18.8)	(15.6)	20.7%	(20.5)%
NATG – continuing operations	(2.8)	(38.2)	(17.9)	92.7%	(113.4)%
Consolidated operating income (loss)	$4.1	$(24.1)	$(13.7)	117.0%	(75.9)%
Operating margin from continuing operations by segment:**
IPG	4.8%	6.3%	7.4%	(1.5)%	(1.1)%
EMEA	(1.3)%	(1.0)%	(1.8)%	(0.3)%	0.8%
NATG	-	(39.1)%	(5.1)%	100%	(34.0)%
Consolidated operating margin from continuing operations	0.2%	(1.3)%	(0.7)%	1.5%	(0.6)%
Effective income tax rate	NM	38.8%	59.2%	-	(20.4)%
Net income (loss) from continuing operations	$(7.9)	$(48.3)	$(32.0)	83.6%	(50.9)%
Net margin from continuing operations	(0.5)%	(2.6)%	(1.5)%	2.1%	(1.1)%
Net income (loss) from discontinued operations	$(24.7)	$(51.5)	$(5.5)	52.0%	836.4%
Net margin from discontinuing operations	(1.5)%	(2.8)%	(0.3)%	1.3%	(2.5)%

*excludes discontinued operations (See Note 3 of Notes to Consolidated Financial Statements).
** includes special charges, net (See Note 8 of Notes to Consolidated Financial Statements).
NM=not meaningful

Non-GAAP Results of Operations
Supplemental Non-GAAP Continuing Operation Business Unit Summary Results-Unaudited
Industrial Products Group
	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales	$715.6	$698.6	$556.0	2.4%	25.6%
Average daily sales*	$2.8	$2.7	**	2.8%	**
Gross profit	$198.3	$198.7	$163.4	(0.2)%	21.6%
Gross margin	27.7%	28.4%	29.4%
Operating income	$35.2	$44.0	$43.0	(20.0)%	2.3%
Operating margin	4.9%	6.3%	7.7%
European Technology Products Group
	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales	$927.0	$993.9	$1,122.8	(6.7)%	(11.5)%
Average daily sales***	$3.8	$3.9	**	(2.1)%	**
Gross profit	$121.5	$125.5	$148.3	(3.2)%	(15.4)%
Gross margin	13.1%	12.6%	13.2%
Operating loss	$(5.2)	$(6.3)	$(1.4)	17.5%	(350.0)%
Operating margin	(0.6)%	(0.6)%	(0.1)%
Corporate & Other
	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating loss	$(15.5)	$(18.1)	$(14.3)	14.4%	(26.6)%
Consolidated
	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales	$1,642.6	$1,692.5	$1,678.8	(2.9)%	0.8%
Gross profit	$319.8	$324.2	$311.7	(1.4)%	4.0%
Gross margin	19.5%	19.2%	18.6%
Operating income	$14.5	$19.6	$27.3	(26.0)%	(28.2)%
Operating margin	0.9%	1.2%	1.6%
*Percentages are calculated using constant currency sales data in hundreds of thousands.
**Average sales data was not tracked in 2014.
***Percentages are calculated using constant currency sales data excluding Misco Germany in hundreds of thousands.
1 On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”).  Pursuant to this transaction, the Company is winding down the remaining operations of NATG during 2016 and continuing into 2017.  In the GAAP presentation, the retail operations which were discontinued by the Company prior to the transaction, along with allocations of common distribution and back office costs, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were sold (as well as the remaining retail operations that existed at the time of the transaction (and were subsequently discontinued by the Company) are presented as discontinued operations for all periods.  The non-GAAP results reflect the entire NATG segment as a discontinued operation for all periods presented as well as adjustments for non-recurring items, intangible amortization, equity compensation and a normalized effective tax rate in recurring operations.  On September 2, 2016 the Company closed on the sale of certain assets of its Misco Germany operation which has been reported as part of its European Technology Products Group. Prior and current year results of Germany have been eliminated in the non-GAAP presentation.   On December 31, 2016 the Company closed on the sales of its Afligo rebate processing business.  Prior and current year results of the rebate processing business, along with the associated gain on the sale, have been eliminated in the non-GAAP presentation.  The Company believes that the non-GAAP presentation conveys additional more meaningful information to investor as it depicts the operations that are currently generating sales and that will continue to do so in future periods exclusive of wind down costs of its former NATG operations.  See accompanying GAAP reconciliation tables.

SYSTEMAX INC.
Reconciliation of Segment GAAP Operating Income (Loss) from Continuing Operations to Non-GAAP
Operating Income (Loss) from Continuing Operations - Unaudited
 (In millions)

	Year Ended December 31,
	2016	2015	2014
Industrial Products	$34.3	$43.7	$41.0
Technology Products - Europe	(12.5)	(10.8)	(21.2)
Technology Products - NA	(2.8)	(38.2)	(17.9)
Corporate and Other	(14.9)	(18.8)	(15.6)
GAAP operating income (loss)	4.1	(24.1)	(13.7)
Non-GAAP adjustments:
Industrial Products:
Integration costs	0.0	1.0	0.4
Intangible asset amortization	0.5	0.3	0.0
Stock-based and other special compensation	0.4	(1.0)	1.6
Total Non-GAAP Adjustments – Industrial Products	0.9	0.3	2.0

Technology Products - Europe:
Reverse results of Germany operations	4.7	3.0	10.7
Severance and other reorganization related charges	0.0	0.7	8.0
Asset impairment charges	2.0	0.4	0.0
Stock based compensation	0.1	0.1	0.3
Intangible asset amortization	0.5	0.3	0.8
Total Non-GAAP Adjustments: Technology Products Europe	7.3	4.5	19.8

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	2.8	38.2	17.9
Total Non-GAAP Adjustments : Technology Products NA	2.8	38.2	17.9

Corporate and Other:
Gain on sale of Afligo	(3.9)	0.0	0.0
Reverse results of Afligo included in GAAP continuing operations	2.2	0.1	0.4
Severance and other reorganization related charges	0.0	0.0	0.1
Stock based compensation	1.1	0.6	0.8
Total Non-GAAP Adjustments: Corporate and Other	(0.6)	0.7	1.3

Industrial Products	35.2	44.0	43.0
Technology Products - Europe	(5.2)	(6.3)	(1.4)
Technology Products - NA	0.0	0.0	0.0
Corporate and Other	(15.5)	(18.1)	(14.3)
Non-GAAP operating income	$14.5	$19.6	$27.3

Management’s discussion and analysis that follows will include IPG, EMEA, NATG continuing operations and NATG discontinued operations. The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS:

The IPG segment net sales benefited in 2016 from continued growth across their U.S. core business categories including material handling, HVAC and furniture.  IPG U.S. revenue was up 3.3% for the year while Canada sales were down approximately 10.3% on a constant currency basis. Increased sales headcount in various customer facing roles as well as increased e-commerce revenue contributed to the increased sales. On a constant currency basis and excluding the January 2015 P.E.G. acquisition, sales increased by 1.6% for the year and average daily sales grew 2.8%.

The IPG segment net sales increase in 2015 was attributable to continued growth across most product lines and incremental sales from the P.E.G. acquisition, which contributed $89.1 million in sales and approximately $1.1 million of pretax earnings during 2015, as well as investment in hiring sales personnel and subject matter experts who bring specific technical knowledge to our customers. On a constant currency basis, and excluding P.E.G., net sales increased 10.1% during 2015.

The EMEA segment net sales decrease in 2016 is attributable primarily to the United Kingdom market, where the operations remain challenged, including the impact of Brexit related market pressures and net sales declines in our other markets due to highly competitive market participants, as well as the exit of our German operations.  Offsetting the net sales decrease is our France and Netherlands businesses, each generating strong revenue growth with Netherlands benefiting from increased public sector business and France’s continued growth in its core businesses.  Both operations successfully were awarded and fulfilled many large tenders for Government and Education in the year. On a constant currency basis, net sales decreased 5.5% for 2016 and average daily sales decreased 4.3%.

The EMEA segment net sales decrease in 2015 is attributable to unfavorable currency movements and a challenging market in the United Kingdom which more than offset the performance in other markets. Our France operations continued its strong performance (local currency increase of 19.1%), benefiting from continued growth in its core businesses. On a constant currency basis and excluding Misco Solutions, EMEA segment net sales decreased 1.9% for 2015.

The Corporate and Other segment net sales decrease in 2016 and 2015 is attributable to the decrease in rebate processing business which was impacted by the exit from our NATG operations for 2015.

Sales in NATG continuing operations represent the sales of the retail stores closed during the first half of 2015. NATG discontinued operations net sales totaled $11.8 million, $1.0 billion and $1.3 billion  for 2016, 2015 and 2014, respectively. Sales for 2014 represent full year sales of retail stores closed in 2015 and sales of stores closed during 2014.

GROSS MARGIN

Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, free freight and freight discounting arrangements and other variables, any or all of which may result in fluctuations in gross margin.  Further, gross margin also includes the costs of purchasing and logistics in our distribution center operations.

The IPG segment gross margin declined in 2016 compared to prior year reflecting flat product margins, decreased freight margins and increased warehouse staffing cost due to incremental temporary labor to ensure our customer service levels are maintained during the transition to our new warehouse management and distribution system, which is anticipated to be completed in the first quarter of 2017.  Lower gross margin in 2016 is further inclusive of $1.7 million of inventory adjustments discovered during the transition of our warehouse management system in one of our distribution centers in second quarter of 2016.

The IPG segment gross margin was also negatively impacted by increased distribution costs associated with the opening of a new distribution center in the third quarter of 2015 and reduced freight margins.  We anticipate that this new facility will result in improved gross margins from freight cost reductions to west coast customers and improved efficiency at the other distribution centers.  Product margin improved marginally, driven by growth of certain higher margin categories, and our private label offering.

The EMEA segment gross margin increase in 2016 is primarily the result of changes in the sales mix with the higher margin France business comprising a larger portion of total gross profit for the year compared to prior year.

The EMEA segment gross margin decline in 2015 was related to reduced selling margins driven by customer shifts from commercial to public sector accounts and lower freight margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”), EXCLUDING SPECIAL CHARGES

Consolidated selling, general and administrative expenses totaled $314.7 million, $338.9 million and $375.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The IPG segment incurred increased costs of approximately $10.0 million in 2016 compared to 2015.  Significant expense increases included approximately $4.6 million of increased salary and related costs of which $0.6 million related to the cost reduction strategies implemented in the second quarter of 2016, investments in the sales force, increased IT costs of approximately $2.9 million and increased net internet advertising spending of approximately $1.9 million as it continues to expand its online product offerings and its e-commerce presence.  Included in the IPG segment’s SG&A expenses is 12 months of P.E.G. costs compared to 11 months in the prior year.

The IPG segment incurred increased costs of approximately $29.9 million in 2015 compared to 2014 including costs incurred by P.E.G. since the date of acquisition. Significant expense increases included approximately $14.1 million in increased salary and related costs of additional sales headcount, of which $11.3 million related to P.E.G. costs. IPG also recorded increased net internet advertising spending of approximately $10.3 million, of which $5.8 million related to P.E.G. costs, as it continued to expand its online product offerings and its ecommerce presence, and increased rent and related expenses of $1.2 million related to the P.E.G. acquisition during 2015.

The EMEA segment incurred lower SG&A costs of approximately $6.3 million for the year 2016 compared to 2015 primarily due to the impact of exchange rate changes on salary and payroll related costs of approximately $7.9 million, which includes the change in salary and payroll costs from the sale of the German operations in the third quarter of 2016 of approximately $1.0 million, offset by increased net advertising costs of approximately $0.9 million and approximately $1.6 million reserve related to an outstanding VAT dispute.

In 2015, the EMEA segment incurred lower salary and related costs of approximately $16.7 million due to the consolidation of positions from country locations to the European shared services center. EMEA also had decreased net internet advertising spending of approximately $0.9 million and decreased rent and related expenses of $1.1 million.

The Corporate and other segment SG&A costs decreased by approximately $6.0 million primarily attributable to the gain on the sale of the rebate processing business of $3.9 million, lower salary and related costs of approximately $1.9 million,  savings within professional fees of approximately $0.9 million offset by increased IT costs of approximately $1.2 million.

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

NATG discontinued operations SG&A expense totaled $14.0 million, $109.9 million and $119.7 million for each of 2016, 2015 and 2014, respectively.

SPECIAL CHARGES, NET

The Company incurred special charges for the year ended December 31, 2016 of $15.4 million within the EMEA and NATG segments, of which $5.9 million is included in continuing operations and $9.5 million is included in discontinued operations.

The Company’s EMEA segment incurred special charges during the year of approximately $3.7 million, $2.0 million related to impairment charges related to goodwill and long-lived assets in its United Kingdom operations and $1.7 million related to the sale of certain assets of its German business, including customer relationships and the employees of its Misco Germany branch. The Germany operations charges incurred included approximately $1.0 million for lease termination costs (includes $0.3 million benefit related to previous rent accruals), $0.6 million for professional fees related to the sale and approximately $0.1 million for write off of inventory and fixed assets.  Amounts related to the sale that are unpaid at December 31, 2016 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying consolidated balance sheets.  Additional costs may be incurred for changes in estimates related to the collection of remaining accounts receivable.

The Company’s NATG segment incurred special charges during the year of approximately $11.7 million, of which $2.2 million is included in continuing operations and $9.5 million is included in discontinued operations.  Charges incurred included approximately $10.9 million for lease terminations and other exit costs (includes $3.3 million benefit of previous rent accruals) for the closing of the two remaining retail stores, a distribution center and the NATG corporate headquarters in 2016, approximately $2.0 million of additional lease termination costs (includes $0.1 million benefit of previous rent accruals) of our previously exited retail stores (present value of contractual gross lease payments net of sublease rental income, or settlement amount), $0.6 million for consulting expenses related to the lease terminations and $0.2 million for severance and related expenses.

NATG also incurred approximately $1.3 million of professional costs, related to the ongoing restitution proceedings against certain former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida.  These charges were offset by approximately $1.3 million received as a partial payment related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives, $1.1 million benefit related to the settlement of vendor obligations, $0.5 million received from auction proceeds from the sale of fixed assets and approximately $0.4 million received when the buyer of NATG. exercised its option to acquire the consumer customer lists and related information of the NATG business. Amounts related to the discontinued NATG business that are unpaid at December 31, 2016 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying consolidated balance sheets. The Company expects that total additional NATG wind-down costs will be between $1.0 million and $5.0 million, which will be presented in discontinued operations. Additional costs may be incurred for outstanding leased facilities as they are settled or sublet and any changes in estimates related to the collection of remaining accounts receivable.

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

Special charges included in NATG discontinued operations in 2015 totaled approximately $1.6 million.

IPG recorded special charges of approximately $1.0 million in 2015 related to severance costs associated with the integration of P.E.G. of $0.4 million and $0.6 million for lease termination costs related to one of their leased facilities.

EMEA incurred special charges of approximately $1.3 million in 2015.  These charges included $0.7 million related to the previously disclosed exit of the Chief Executive of the EMEA Technology operations and an impairment charge of $0.7 million related to the long-lived assets in Germany, Italy, Spain and Sweden operations. The impairment charge resulted from negative cash flows in 2015 and a forecast for continued cash use in these entities. A favorable severance accrual adjustment of $0.1 million was also recorded in 2015.

The Company incurred special charges of approximately $15.9 million in continuing operations in 2014. The NATG segment charges included approximately $3.5 million related to the final sale of the exited PC manufacturing business, changes in the estimate of lease valuation accruals and the buyout of the two retail store leases that were exited in 2013 prior to lease expiration and charges for additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees.  In addition, as a result of negative cash flows in its operations in the United States and Canada in 2014 and a forecast for continued cash use, the Company conducted an evaluation of the long-lived and intangible assets in those operations and concluded that those assets were impaired. Consequently an impairment charge was recorded.

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

OPERATING MARGIN

The decrease in IPG’s operating margin in 2016 reflects the increased expenses for the larger Las Vegas distribution center,  including temporary help to ensure our service level is maintained during our transition to our new warehouse management and distribution system, increased internet advertising spending to drive traffic, increased salary and related costs due to investments in sales force and customer service staff, partially offset by a reduction of back office headcount, which was completed in the second quarter of 2016, as well as approximately $1.7 million related to an inventory adjustment the Company gained visibility into during the IT system conversion in the second quarter of 2016.

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

The EMEA operating margin decline for the year ended December 31, 2016 is primarily the result of the changes in the sales mix, aggressive pricing in the United Kingdom, along with operating margin declines in a number of our smaller markets, approximately $1.1 million charge related to a contractual dispute accrual, increased IT costs offset by the impact of exchange rate changes on salary and related costs, lower telephone, travel and related expenses and higher margins in the France and Netherlands business.

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

The decline in NATG operating margin from continuing operations for 2015 compared to 2014 reflects the reduced selling prices in connection with the liquidation pricing strategy in the retail stores exited.

Consolidated operating margin was impacted by special charges of $5.9 million, $27.9 million and $15.9 million in 2016, 2015 and 2014, respectively.

INTEREST AND OTHER INCOME, NET

Included in interest and other income, net is interest expense of $0.8 million, $1.0 million and $1.0 million in 2016, 2015 and 2014, respectively.

INCOME TAXES

The Company’s tax expense is presented in both continuing and discontinued operations in 2015 and 2014. Tax expense included in continuing operations was approximately $10.0 million in 2016 compared to $13.5 million in 2015. Tax expense was driven primarily by tax expense in EMEA, Canada, Puerto Rico and certain U.S. states in both 2016 and 2015.  The decrease in tax expense in 2016 is primarily attributable to lower tax expense in the U.S. and EMEA.

Tax expense included in continuing operations was approximately $13.5 million in 2015 versus $11.9 million in 2014. Tax expense in 2015 was driven primarily by tax expense in EMEA, Canada, Puerto Rico and certain U.S. states in both 2015 and 2014.  The increase in tax expense in 2015 is primarily attributable to higher taxable income in EMEA in 2015.

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2016	2015	$ Change
Cash	$149.7	$215.1	$(65.4)
Accounts receivable, net	$214.5	$266.3	$(51.8)
Inventories	$140.7	$144.4	$(3.7)
Prepaid expenses and other current assets	$6.3	$14.5	$(8.2)
Accounts payable	$260.4	$346.5	$(86.1)
Accrued expenses and other current liabilities	$64.5	$79.0	$(14.5)
Working capital	$186.2	$214.2	$(28.0)

Our primary liquidity needs are to support working capital requirements in our business, including working capital for winding down of our NATG operations,  implementing new inventory and warehouse functions in North America, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding acquisitions. We rely principally upon operating cash flows to meet these needs. We believe that cash flow available from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased due to cash used for the NATG wind-down and the net loss incurred in 2016.  Accounts receivable days outstanding were at 49.6 in 2016 up from 38.1 in 2015.  This trend reflects a higher proportion of our sales coming from B2B channels, where most customers do business with us on open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards.  Inventory turns were 10.5 in 2016 compared to 11.3 in 2015 and accounts payable days outstanding were 70.2 in 2016 compared to 53.4 in 2015.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash used in operating activities from continuing operations was $33.3 million resulting from changes in our working capital accounts, which used $41.6 million in cash compared to $158.7 million provided in 2015, primarily the result of the payment of accounts payable and accrued expenses and other current liabilities and fluctuation in our accounts receivable balances.  Cash generated from net income (loss) adjusted by other non-cash items provided $8.3 million compared to $23.1 million used by these items in 2015, primarily related to the net loss from operations, the gain on the sale of the Company’s rebate processing business and the fluctuation in depreciation and amortization expense, asset impairment charges and other non-cash benefit recognized from the assignment of certain NATG debt in the related sale. Net cash provided by operating activities from continuing operations was $135.6 million in 2015 compared to $0.8 million during 2014, primarily the result of the liquidation of inventories at our retail stores and fluctuation in our accounts receivable and accounts payable balances.  Cash generated from net income (loss) adjusted by other non-cash items used $23.1 million in 2015 compared to $0.9 million provided in 2014, primarily the result of increased losses and fluctuations in depreciation and amortization charges, asset impairment charges and the utilization of net operating loss carryforwards from our France operations. Net cash used in operating activities from discontinued operations was $24.1 million, $49.1 million and $0.9 million for 2016, 2015 and 2014 respectively.

Net cash used in investing activities totaled $2.7 million, $34.7 million and $12.5 million for 2016, 2015 and 2014, respectively. In 2016 investing activities included information and communication systems hardware and software, leasehold improvements and lift trucks for inventory and warehousing functions for IPG segment, leasehold improvements for office space at one of our EMEA locations and a new conveyor system for inventory and warehousing functions at one of our EMEA locations.  The acquisition of P.E.G. in 2015 used $24.8 million, net of cash acquired of $1.1 million and in 2014, $6.4 million was used for the Misco Solutions acquisition, net of cash acquired of $0.9 million along with $0.9 million of proceeds from the sale of our former PC manufacturing facility. In 2015 other investing activities include leasehold improvements for racking, equipment and build out of our additional warehouse space for IPG segment, new office space for our France operations, expenditures for our inventory and warehousing functions in EMEA and IPG and information and communications systems hardware and software, aggregating $11.3 million.  In 2014, other investing activities include office expansions related to our Industrial Products segment, expenditures for the European shared services center, computer and office equipment expenditures for the sales and administrative offices in the United Kingdom, expenditures for our inventory and warehousing functions in Europe, and information and communications systems hardware and software, totaling approximately $7.1 million in 2014.

Net cash used in financing activities was $4.1 million, $3.0 million and $2.3 million in 2016, 2015 and 2014, respectively. In 2016 cash used in financing activities was primarily related to dividends paid. In 2015, we repaid approximately $2.8 million of capital lease obligations and repurchased approximately $0.2 million of treasury stock.  In 2014, we repaid approximately $2.6 million of capital lease obligations and net proceeds and excess tax benefit from stock option exercises provided $0.3 million.

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution which has a five year term, maturing on October 28, 2021.  The new credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2016, eligible collateral under the credit agreement was $64.4 million, total availability was $58.9 million, total outstanding letters of credit were $5.5 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2016.

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

The expenses, capital expenditures and exit activities described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. In 2017 we anticipate capital expenditures of up to $5.0 million, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. In addition we anticipate cash needs for implementation of the financial systems.  We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents primarily in non-interest bearing cash accounts that partially offset banking fees as the earnings credit for doing so exceeds current money market yields. As of December 31, 2016, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2016 cash balances held in foreign subsidiaries totaled approximately $42.1 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis. The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company. The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions. The Company had in excess of $177.0 million of liquidity (cash and undrawn line of credit) in the U.S. as of December 31, 2016, which is sufficient to fund its U.S. operations and capital needs, including any dividend payments, for the foreseeable future.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expires at various dates through 2032.  We have sublease agreements for unused space we lease in the United States.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2016 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$0.2	0.1	0.1	-	-

Non-cancelable operating leases, net of subleases	147.8	19.9	52.6	30.9	44.4

Purchase & other obligations	22.6	4.6	9.0	9.0	-

Total contractual obligations	$170.6	24.6	61.7	39.9	44.4

Our purchase and other obligations consist primarily of product purchase commitments, certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $5.5 million of standby letters of credit outstanding as of December 2016.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2016, the Company had no material uncertain tax positions.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $102.4 million and pretax loss would have fluctuated by approximately $2.4 million if average foreign exchange rates changed by 10% in 2016. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2016 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2016, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, a copy of which is included in this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders. (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by Item 11 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is hereby incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements of Systemax Inc.	Reference

		Reports of Ernst & Young LLP Independent Registered Public Accounting Firm	38
		Consolidated Balance Sheets as of December 31, 2016 and 2015	40
		Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014	41
		Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014	42
		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	43
		Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2016, 2015 and 2014	45
		Notes to Consolidated Financial Statements	46

	2.	Financial Statement Schedule:

		The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

		Schedule II — Valuation and Qualifying Accounts	60

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 15.	Exhibits and Financial Statement Schedules.

3.	Exhibits.

	Exhibit No.	Description

	3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1) (Registration No. 33-92052).
	3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s report on Form 8-K dated May 18, 1999).
	3.3	Amended and Restated By-laws of the Company (effective as of December 29, 2007, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007).
	3.4	Amendment to the Bylaws of the Company (incorporated by reference to the Company’s report on Form 8-K dated March 3, 2008).
	4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995).
	10.1*	Form of 1995 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852).
	10.2*	Form of 1995 Stock Plan for Non-Employee Directors (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 333-1852).
	10.3*	Form of 1999 Long-Term Stock Incentive Plan as amended (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2003).
	10.4*	Form of 2006 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
	10.5*	Form of 2005 Employee Stock Purchase Plan (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
10.6
Build-to-Suit Lease Agreement dated April 1995 among SYX Distribution Inc. (tenant), American National Bank and Trust Company of Chicago (trustee for the original landlord) and Walsh, Higgins & Company (contractor)  (Naperville, IL Facility)(“Naperville Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052).

10.7
First Amendment, dated as of February 1, 2006, to the Naperville Lease between SYX Distribution Inc. (tenant).and Ambassador Drive LLC (landlord) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.8
Lease Agreement, dated December 8, 2005, between Global Equipment Company Inc. (tenant) and Hamilton Business Center, LLC (landlord) (Buford, Georgia facility)  (the “Buford Lease”) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.9
First Amendment, dated June 12, 2006, to the Buford Lease, between Global Equipment Company Inc. (tenant)  and Hamilton Business Center, LLC (landlord) (Buford, Georgia facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.10*
Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).

10.11*
Amendment No. 1, dated December 30, 2009, to the Employment Agreement between the Company and Lawrence P. Reinhold (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).

10.12
Lease Agreement, dated April 16, 2010, between Jefferson Project I LLC (landlord) and SYX Distribution Inc. (tenant) (Jefferson, GA facility) (the “Jefferson Lease”)  (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.13
First Amendment, dated August 24, 2010, to the Jefferson Lease,  between Jefferson Project I LLC (landlord) and SYX Distribution Inc. (tenant) (Jefferson, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.14
Lease Agreement, dated February 27, 2012, between PR I Washington Township NJ, LLC (landlord) and Global Equipment Company Inc. (tenant) (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.15*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
10.16*
Employment Agreement, dated April 12, 2012, between the Company and Eric Lerner (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.17
Lease Agreement, dated December 10, 2014, between Prologis, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (Las Vegas, NV facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2014).

10.18*	Amendment to the Term of the 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Supplemental Proxy Material filed May 18, 2015).
10.19
Third Amended and Restated Credit Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).

10.20
Third Amended and Restated Pledge and Security Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).

10.21
Amended and Restated Lease dated December 14, 2016, by and between Global Equipment Company Inc. (tenant) and Addwin Realty Associates, LLC (landlord) (Port Washington, NY facility) (incorporated by reference to the Company’s report on Form 8-K dated December 16, 2016).

10.22	Lease Agreement, dated January 3, 2013, between Systemax Business Services Kft (tenant) and Corvin Towers Ingatlanforgalmazó Kft (landlord) (Budapest, Hungary facility) (filed herewith).
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of January 2016) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2015).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ LAWRENCE REINHOLD

Lawrence Reinhold
President and Chief Executive Officer

Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Executive Chairman and Director	March 16, 2017
Richard Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	March 16, 2017
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 16, 2017
Robert Leeds

/s/ LAWRENCE REINHOLD	President and Chief Executive Officer	March 16, 2017
Lawrence Reinhold	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Vice President and Chief Financial Officer	March 16, 2017
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 16, 2017
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT ROSENTHAL	Director	March 16, 2017
Robert Rosenthal

/s/ STACY DICK	Director	March 16, 2017
Stacy Dick

/s/ MARIE ADLER-KRAVECAS	Director	March 16, 2017
Marie Adler-Kravecas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited Systemax Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Systemax Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Systemax Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Systemax Inc.

We have audited the accompanying consolidated balance sheets of Systemax Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systemax Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Systemax Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 16, 2017

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2016	2015

ASSETS:
Current assets:
Cash	$149.7	$215.1
Accounts receivable, net of allowances of $19.3 and $15.7	214.5	266.3
Inventories	140.7	144.4
Prepaid expenses and other current assets	6.3	14.5
Total current assets	511.2	640.3

Property, plant and equipment, net	29.5	38.3
Deferred income taxes	4.5	8.6
Goodwill and intangibles	17.3	18.8
Other assets	3.6	4.1

Total assets	$566.1	$710.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$260.4	$346.5
Accrued expenses and other current liabilities	64.6	79.6
Total current liabilities	325.0	426.1

Deferred income tax liability	0.5	0.4
Other liabilities	26.2	29.7
Total liabilities	351.7	456.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,861,992 and 38,861,992 shares; outstanding 36,924,293 and 36,872,688 shares	0.4	0.4
Additional paid-in capital	185.5	184.4
Treasury stock at cost —1,937,699 and 1,989,304 shares	(23.9)	(24.5)
Retained earnings	73.1	109.4
Accumulated other comprehensive loss	(20.7)	(15.8)
Total shareholders’ equity	214.4	253.9

Total liabilities and shareholders’ equity	$566.1	$710.1

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$1,680.1	$1.854.7	$2,104.2
Cost of sales	1,355.4	1,512.0	1,727.0
Gross profit	324.7	342.7	377.2
Selling, general and administrative expenses	314.7	338.9	375.0
Special charges, net	5.9	27.9	15.9
Operating income (loss) from continuing operations	4.1	(24.1)	(13.7)
Foreign currency exchange loss	1.1	9.8	5.3
Interest and other income, net	0.9	0.9	1.1
Income (loss) from continuing operations before income taxes	2.1	(34.8)	(20.1)
Provision for income taxes	10.0	13.5	11.9
Net loss from continuing operations	(7.9)	(48.3)	(32.0)
Loss from discontinued operations, net of tax	(24.7)	(51.5)	(5.5)
Net loss	$(32.6)	$(99.8)	$(37.5)

Basic and diluted EPS:
Net loss per share from continuing operations	$(0.21)	$(1.30)	$(0.86)
Net loss per share from discontinued operations	$(0.66)	$(1.39)	$(0.15)
Net loss per share, basic and diluted	$(0.87)	$(2.69)	$(1.01)

Weighted average common and common equivalent shares:
Basic and diluted	37.2	37.1	37.1
Dividends declared and paid	$0.10	-	-

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(32.6)	$(99.8)	$(37.5)
Other comprehensive loss:
Foreign currency translation loss	(4.9)	(6.9)	(11.1)
Total comprehensive loss	$(37.5)	$(106.7)	$(48.6)

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(7.9)	$(48.3)	$(32.0)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7.9	9.3	11.5
Asset impairment and other non-cash benefit	1.8	1.4	10.2
Provision for deferred income taxes	4.4	5.5	0.7
Provision for returns and doubtful accounts	4.6	7.9	8.9
Compensation expense related to equity compensation plans	1.7	1.2	1.5
(Gain) loss on dispositions and abandonment	(4.2)	(0.1)	0.1

Changes in operating assets and liabilities:
Accounts receivable	35.6	70.7	(54.0)
Inventories	0.5	153.5	23.9
Prepaid expenses and other current assets	6.7	2.7	(1.0)
Income taxes payable (receivable)	0.6	(0.3)	14.4
Accounts payable	(70.4)	(62.7)	10.1
Accrued expenses and other current liabilities	(14.6)	(5.2)	6.5
Net cash provided by (used in) operating activities from continuing operations	(33.3)	135.6	0.8
Net cash provided by (used in) operating activities from discontinued operations	(24.1)	(49.1)	(0.9)
Net cash provided by (used in) operating activities	(57.4)	86.5	(0.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3.3)	(11.3)	(7.1)
Proceeds from disposals of property, plant and equipment	0.6	1.4	1.0
Acquisitions net of cash acquired	-	(24.8)	(6.4)
Net cash used in investing activities	(2.7)	(34.7)	(12.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(0.4)	(2.8)	(2.6)
Dividends paid	(3.7)	-	-
Proceeds from issuance of common stock	-	-	0.3
Repurchase of treasury stock	-	(0.2)	-
Net cash used in financing activities	(4.1)	(3.0)	(2.3)

EFFECTS OF EXCHANGE RATES ON CASH	(1.2)	1.3	(1.5)

NET INCREASE (DECREASE) IN CASH	(65.4)	50.1	(16.4)
CASH – BEGINNING OF YEAR	215.1	165.0	181.4

CASH – END OF YEAR	$149.7	$215.1	$165.0
Supplemental disclosures:
Interest paid	$0.7	$0.7	$1.1
Income taxes paid	$5.8	$4.1	$5.2
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$-	$-	$0.8

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balances, December 31, 2013	36,729	$0.4	$183.3	$(26.4)	$246.7	$2.2	$406.2
Stock-based compensation expense			1.5				1.5
Issuance of restricted stock	45		(0.3)	0.6			0.3
Exercise of stock options	34		(0.1)	0.4			0.3
Surrender of fully vested options			(0.1)				(0.1)
Change in cumulative translation adjustment						(11.1)	(11.1)
Net loss					(37.5)		(37.5)
Balances, December 31, 2014	36,808	$0.4	$184.3	$(25.4)	$209.2	$(8.9)	359.6
Stock-based compensation expense			1.2				1.2
Issuance of restricted stock	86		(1.1)	1.1			-
Exercise of stock options	4		-	-			-
Surrender of fully vested options	(25)			(0.2)			(0.2)
Change in cumulative translation adjustment						(6.9)	(6.9)
Net loss					(99.8)		(99.8)
Balances, December 31, 2015	36,873	$0.4	$184.4	$(24.5)	$109.4	$(15.8)	$253.9
Stock-based compensation expense			1.7				1.7
Issuance of restricted stock	51		(0.6)	0.6			-
Dividends paid					(3.7)		(3.7)
Change in cumulative translation adjustment						(4.9)	(4.9)
Net loss					(32.6)		(32.6)
Balances, December 31, 2016	36,924	$0.4	$185.5	$(23.9)	$73.1	$(20.7)	$214.4

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systemax Inc. is primarily a direct marketer of brand name and private label products. Since the December 2015 sale of the North American Technology Group (“NATG”)  business, the Company has operated and is internally managed in two reportable segments - Industrial Products Group (“IPG”) and EMEA Technology Products Group (“EMEA”). Smaller business operations and corporate functions are aggregated and reported as an additional segment – Corporate and Other (“Corporate”).  As previously disclosed in December 2015, the Company sold certain assets and liabilities of its NATG business and at that time began the wind-down of the remaining business.  This wind-down is substantially complete although the Company has continued with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies during the current year.

As disclosed in its Form 10-K for the fiscal year 2015, the Company announced a restructuring of its NATG business in March 2015. The NATG segment sold products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”) products.  These products included computers, computer supplies and consumer electronics which were marketed in North America. The Company followed the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which required disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, only the components that were in operation at the time of disposal are presented as discontinued operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.

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

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month. The full year of 2016 included 52 weeks compared to 2015 which had 53 weeks and 2014 which included 52 weeks.

Use of Estimates In Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment, therefore, actual results could differ from these estimates.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, sales returns and allowances, inventory reserves, allowances for cooperative advertising, vendor drop shipments, the carrying value of long‑lived assets (including goodwill and intangible assets), the carrying value, capitalization and amortization of software development costs, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, sub-rental lease income, litigation and related legal accruals and the value attributed to employee stock options and other stock‑based awards.

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

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method except in certain locations in Europe and retail locations where an average cost is used.

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

Evaluation of Long-lived Assets — Long lived assets are assets used in the Company’s operations and include, definite-lived intangible assets leasehold improvements, warehouse and similar property used to generate sales and cash flows.  Long lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured. If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.

In 2016, an impairment charge of approximately $1.7 million was recorded in the EMEA operations in the United Kingdom as a result of negative cash flows in the business. In 2015, as a result of negative cash flows in the discontinued NATG operations and the EMEA operations in Germany, Italy, Spain and Sweden, the Company conducted an evaluation of the long-lived assets in those operations and concluded that those assets were impaired. Accordingly an impairment charge of approximately $1.4 million was recorded during the year ended December 31, 2015. In 2014, NATG operations recorded an impairment charge of $10.0 million after the Company conducted an evaluation of its long-lived assets and determined that those assets were impaired.

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

In December 2016, the Company conducted an evaluation of the intangible assets in its EMEA  and IPG segments and concluded that assets were impaired in the United Kingdom and Mexico operations and an impairment charge of approximately $0.3 million and $0.1 million, respectively, was recorded in the fourth quarter.

Income Taxes — The Company accounts for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards and net operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.

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

Net advertising expenses were $71.4 million, $74.4 million and $68.1 million during 2016, 2015 and 2014, respectively, and are included in the accompanying consolidated statements of operations.  Of the previously mentioned amounts, NATG operations net advertising expenses totaled $1.5 million, $7.5 million and $10.7 million during 2016, 2015 and 2014, respectively. The Company utilizes advertising programs to support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $6.4 million, $20.2 million and $38.8 million during 2016, 2015 and 2014, respectively.  Of the previously mentioned amounts, NATG operations vendor consideration for 2016 was $0.9 million in costs due to vendor balance reconciliations. For 2015 and 2014, NATG operations vendor consideration was recorded as a reduction of selling, general and administrative expenses of $12.1 million and $24.9 million, respectively.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive.  The weighted average number of stock options and restricted stock awards outstanding excluded from the computation of diluted earnings (loss) per share was 1.3 million shares, 1.0 million shares and 0.8 million shares for the years ended December 31, 2016, 2015 and 2014, respectively, due to their antidilutive effect.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service.  The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $0.4 million in 2016 and $0.9 million in 2015 and 2014, respectively and of these amounts, NATG operations expense was $0.0 million, $0.4 million and $0.5 million in each of 2016, 2015 and 2014, respectively.

Fair Value Measurements - Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable.  The Company estimates the fair value of financial instruments based on interest rates available to the Company.  At December 31, 2016 and 2015, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.  The Company’s debt is considered to be representative of its fair value because of its variable interest rate. The weighted average interest rate on short-term borrowings was 4.7%, 4.3%, and 4.3% in 2016, 2015 and 2014, respectively.

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

The Company purchases substantially all of our products and components directly from manufacturers and large wholesale distributors.  Two vendors accounted for 10% of more of our purchases in 2016: one vendor accounted for 15.2% and another vendor accounted for 13.8%.  Two vendors accounted for 10% or more of our purchases in 2015 and 2014: one vendor accounted for 12.2% and 12.6%, respectively; another vendor accounted for 10.9% and 11.6%, respectively.   Excluding NATG operations, no vendor accounted for 10% or more of our purchases in 2015 or 2014.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB’s finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations

The Company intends to adopt the new guidance on January 1, 2018, with a cumulative-effect adjustment to opening retained earnings under the modified retrospective approach. Currently, the Company recognizes revenue when title passes to customers. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue.  The Company also continues to evaluate the presentation of its principal versus agent arrangements.

The Company’s evaluation of the new guidance is not yet complete; however, based on the nature of the Company’s primary revenue sources and current policies, the Company does not expect a significant change in the timing and presentation of recognizing its revenue.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) ("ASU No. 2015-11"). ASU No. 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Effective January 1, 2016, the company adopted the provisions of ASU No. 2015-11 on a prospective basis. The adoption of the provisions of ASU No. 2015-11 did not materially impact the company's consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2016 and based on the management assessment, there are no conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the adoption of this standard had no impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance will be effective for the Company starting in the first quarter of fiscal 2017.  Early adoption is permitted in any annual or interim period. The company does not expect the adoption of ASU No. 2016-19 to materially impact the Company’s consolidated financial position or result of operations.

2.	ACQUISITIONS

On January 30, 2015, IPG acquired all of the outstanding equity interests of the Plant Equipment Group (“PEG”) from TAKKT America, a business-to-business direct marketer of maintenance, repair and operations (“MRO”) products with operations in North America for approximately $25.9 million in cash. This acquisition expanded the IPG segment presence in the MRO market in North America. The acquisition is considered an asset acquisition for tax purposes and as such, the goodwill resulting from this acquisition is tax deductible. The total associated transaction costs of the acquisition were $0.4 million and were recorded in selling, general and administrative expense. The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date.

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

For the twelve months ended December 31, 2015, PEG generated approximately $89.1 million in revenue and approximately $1.1 million of pretax income. In January 2016 PEG was fully integrated with the existing IPG segment.

The Company’s unaudited pro forma revenue and net loss from continuing operations for the years ended December 31, 2015 and 2014 below have been prepared as if PEG had been purchased on January 1, 2014 (in millions).

	Unaudited Pro Forma
	2015	2014
Revenue	$1,861.5	$2,204.4
Net loss from continuing operations	$(48.3)	$(32.4)

The unaudited pro forma financial information above is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisitions had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

3.	DISPOSITIONS

As previously stated, the NATG business has been discontinued and below is a reconciliation of pretax loss from discontinued operations to the net loss from discontinued operations.

A reconciliation of pretax loss of Discontinued Operations to the Net Loss of Discontinued Operations is as follows:

	Year Ended December 31,
	2016	2015	2014
Net sales	$11.8	$1,053.4	$1,338.6
Cost of sales	13.1	997.1	1,222.6
Gross profit (loss)	(1.3)	56.3	116.0
Selling, general and administrative expenses	14.0	109.9	119.7
Special charges, net	9.5	1.6	8.5
Operating loss from discontinued operations	(24.8)	(55.2)	(12.2)
Foreign currency exchange (gain) loss	0.2	(0.5)	0.1
Interest and other income, net	(0.3)	0.1	0.2
Loss of discontinued operations before income taxes	(24.7)	(54.8)	(12.5)
Benefit for income tax	-	(3.3)	(7.0)
Net loss from discontinued operations	(24.7)	(51.5)	(5.5)

In September 2016 the Company sold the operating business of Misco Germany and in December 2016 the Company sold its rebate processing business. Both of these divestures were not considered a major strategic shift and the results of these businesses are reflected in continuing operations.

4.	GOODWILL AND INTANGIBLES

Goodwill and indefinite-lived intangible assets:

The following table provides information related to the carrying value of goodwill (in millions):

	December 31,	December 31,
	2016	2015
Balance, January 1	$9.2	$3.9
Additions associated with acquisition	-	5.6
Impairment	(0.4)	-
Foreign currency translation	-	(0.3)
Balance, December 31	$8.8	$9.2

The Company has one trademark of $0.7 million that is considered an indefinite-lived intangible. In 2016 $5.7 million of trademarks and domain names that were considered indefinite-lived intangibles in prior years are now considered definite lived based upon changes in circumstances.

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets as of December 31, 2016 (in millions):

	December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$5.5	$3.4	$2.1	7.6
Leases	3-6 yrs	0.8	0.3	0.5	4.1
Domain name	5 yrs	3.4	0.2	3.2	4.8
Trademark	5 yrs	2.5	0.5	2.0	4.0
Total		$12.2	$4.4	$7.8	5.3

The following table summarizes information related to definite-lived intangible assets as of December 31, 2015 (in millions):

	December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$5.5	$3.0	$2.5	8.3
Leases	3-6 yrs	0.8	0.1	0.7	4.7
Trademark	5 yrs	0.2	0.2	-	-
Total		$6.5	$3.3	$3.2	7.3

The aggregate amortization expense for these intangibles was approximately $1.1 million in 2016. The estimated amortization for future years ending December 31 is as follows (in millions):

2017	$1.7
2018	1.6
2019	1.5
2020 and after	3.0
Total	$7.8

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2016	2015
Land and buildings	$14.9	$17.7
Furniture and fixtures, office, computer and other equipment and software	58.2	108.7
Leasehold improvements	18.4	21.8
	91.5	148.2
Less accumulated depreciation and amortization	62.0	109.9
Property, plant and equipment, net	$29.5	$38.3

Included in property, plant and equipment are assets under capital leases, as follows (in millions):

	2016	2015
Office, computer and other equipment	$6.0	$17.5
Less: Accumulated amortization	5.5	16.3
	$0.5	$1.2

Depreciation charged to operations for property, plant and equipment including capital leases in 2016, 2015, and 2014 was $7.4 million, $11.1 million and $15.4 million, respectively.  NATG operations accounted for $0.6 million, $3.1 million and $8.5 million, of these amounts in 2016, 2015 and 2014, respectively.

6.	CREDIT FACILITIES

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution which has a five year term, maturing on October 28, 2021.  The new credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2016, eligible collateral under the credit agreement was $64.4 million, total availability was $58.9 million, total outstanding letters of credit were $5.5 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2016.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2016	2015
Payroll and employee benefits	$24.4	$31.0
Advertising	6.7	7.6
Sales and VAT tax payable	6.2	5.1
Freight	3.4	5.6
Reorganization costs	7.6	6.3
Deferred revenue	4.2	5.4
Other	12.1	18.6
	$64.6	$79.6

8.	SPECIAL CHARGES, NET

In 2016 the Company incurred special charges of $15.4 million within the EMEA and NATG segments, of which $5.9 million is included in continuing operations and $9.5 million is included in discontinued operations.

The Company’s EMEA segment incurred special charges of approximately $3.7 million, $2.0 million related to impairment charges related to goodwill and long-lived assets in its United Kingdom operations and $1.7 million related to the sale of certain assets of its German business, including customer relationships and the employees of its Misco Germany branch. The Germany operations charges incurred included approximately $1.0 million for lease termination costs (includes $0.3 million benefit related to previous rent accruals), $0.6 million for professional fees related to the sale and approximately $0.1 million for write off of inventory and fixed assets.  Amounts related to the sale that are unpaid at December 31, 2016 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying consolidated balance sheets.

The Company’s NATG segment incurred special charges for the year ended December 31, 2016 of approximately $11.7 million, of which $2.2 million is included in continuing operations and $9.5 million is included in discontinued operations.  Charges incurred included approximately $10.9 million for lease terminations and other exit costs (includes $3.3 million benefit of previous rent accruals) for the closing of the two remaining retail stores, a distribution center and the NATG corporate headquarters in 2016, approximately $2.0 million of additional lease termination costs (includes $0.1 million benefit of previous rent accruals) of our previously exited retail stores (present value of contractual gross lease payments net of sublease rental income, or settlement amount), $0.6 million for consulting expenses related to the lease terminations and $0.2 million for severance and related expenses.

NATG also incurred approximately $1.3 million of professional costs, related to the ongoing restitution proceedings against certain former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida.  These charges were offset by approximately $1.3 million received as a partial payment related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives, $1.1 million benefit related to the settlement of vendor obligations, $0.5 million received from auction proceeds from the sale of fixed assets and approximately $0.4 million received when the buyer of NATG exercised its option to acquire the consumer customer lists and related information of the business. Amounts related to the discontinued NATG business that are unpaid at December 31, 2016 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying consolidated balance sheets. The Company expects that total additional NATG wind-down costs will be between $1 million and $5 million, which will be presented in discontinued operations. Additional costs may be incurred for outstanding leased facilities as they are settled or sublet and any changes in estimates related to the collection of remaining accounts receivable.

The following table details the associated liabilities related to the EMEA and former NATG segments special charges (in millions):

	EMEA - Workforce reductions and personnel costs	EMEA – Lease liabilities and other costs	NATG – Workforce reductions	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2016	$0.3	$-	$2.7	$16.3	$19.3
Charged to expense	-	1.9	0.2	16.9	19.0
Paid or otherwise settled	(0.3)	(0.7)	(2.9)	(13.9)	(17.8)
Balance December 31, 2016	$-	$1.2	$-	$19.3	$20.5

The following table details the associated liabilities incurred related to the Technology Products segments special charges (in millions) for 2015:

	EMEA- Workforce Reductions and Personnel Costs	NATG- Workforce Reductions	NATG- Other Exit Costs	Total
Balance, January 1, 2015	$4.7	$-	$-	$4.7
Charged to expense	0.4	5.5	33.0	38.9
Paid or otherwise settled	(4.8)	(2.8)	(16.7)	(24.3)
Balance, December 31, 2015	$0.3	$2.7	$16.3	$19.3

9.	SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has three equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted in October 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. The number of shares that may be granted under this plan to a maximum of 7,500,000. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. The ability to grant new awards under this plan ended on December 31, 2009 but awards granted prior to such date continue until their expiration.  A total of 381,500 options were outstanding under this plan as of December 31, 2016.

The 2006 Stock Incentive Plan For Non-Employee Directors - This plan, adopted by the Company’s stockholders in October, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 5,000 options were outstanding under this plan as of December 31, 2016.

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April, 2010 with substantially the same terms and provisions as the 1999 Long-term Stock Incentive Plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 1,023,750 options and 250,000 restricted stock units were outstanding under this plan as of December 31, 2016.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in operating results (selling, general and administrative expense) for 2016, 2015 and 2014 was $0.8 million, $0.2 million, and $0.7 million respectively, and of these amounts NATG segment’s compensation cost related to non-qualified stock options was de minimis in 2016, 2015 and 2014. The related future income tax benefits recognized for 2016, 2015 and 2014 were $0.3 million, $0.1 million and $0.2 million, respectively.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2016, 2015 and 2014:

	2016	2015	2014

Expected annual dividend yield	0%	0%	0%
Risk-free interest rate	1.64%	1.73%	2.02%
Expected volatility	44.4%	40.2%	46.9%
Expected life in years	7.1	6.3	6.2

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2016		2015		2014
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	954,625	$15.98	1,127,250	$16.12	1,175,499	$16.11
Granted	670,000	$8.43	25,000	$10.62	90,000	$13.56
Exercised	-	$-	(4,000)	$6.30	(33,749)	$9.78
Cancelled or expired	(214,375)	$14.86	(193,625)	$16.29	(104,500)	$15.83
Outstanding at end of year	1,410,250	$12.57	954,625	$15.98	1,127,250	$16.12

Options exercisable at year end	750,250		832,125		839,500
Weighted average fair value per option granted during the year	$3.94		$4.44		$6.46

The total intrinsic value of options exercised was de minimis in 2016 and 2015 and $0.2 million for 2014.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2016:

Range of Exercise Prices			Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$10.00	573,362	$8.54	9.23	$0.2
$10.01	to	$15.00	357,750	$13.04	3.17	-
$15.01	to	$20.00	290,000	$18.63	3.74	-
$20.01	to	$20.15	100,000	$20.15	.05	-
$5.00	to	$20.15	1,321,112	$12.85	5.69	$0.2

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2016 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2016. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2016:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2016	122,500	$7.40
Granted	670,000	$3.94
Vested	(75,000)	$8.40
Forfeited	(57,500)	$4.43
Unvested at December 31, 2016	660,000	$4.02

At December 31, 2016, there was approximately $1.9 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 3.37 years. The total fair value of stock options vested during 2016, 2015 and 2015 was $0.6 million, $1.1 million and $1.2 million, respectively.

Restricted Stock and Restricted Stock Units

In August 2010, the Company granted 175,000 RSUs under the 2010 Plan to a key employee who is also a Company director.  These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vests in ten equal annual installments of 17,500 units beginning May 15, 2011 and each May 15, thereafter.  Compensation expense related to this RSU award was approximately $0.1 million in 2016 and approximately $0.2 million during each of 2015 and  2014.

In November 2011, the Company granted 100,000 RSUs under the 2010 Plan to a key employee who is also a Company director. This RSU award was a non-performance award which vests in ten equal annual installments of 10,000 units beginning November 14, 2012 and each November 14 thereafter.  Compensation expense related to this RSU award was approximately $0.1 million in 2016 and approximately $0.2 million during each of 2015 and 2014.

In January 2012 and March 2012, the Company granted 50,000 RSUs under the 2010 Plan to each of two key employees.  These RSU awards were non-performance awards which vest in ten equal annual installments of 10,000 units beginning January 3, 2013 and March 1, 2013, respectively, and each January 3 and March 1, thereafter. The termination without cause of one of these key employees during 2015 caused the accelerated vesting of the remaining 35,000 shares in accordance with the restricted stock agreement with the Company.  Compensation expense related to the remaining RSU award was approximately $0.1 million in 2016, and combined compensation expense was approximately $0.4 million and $0.3 million during each of 2015 and 2014.

In July 2015, the Company granted 23,620 RSUs under the 2010 Plan to, at that time, a key employee. This RSU award was a non-performance award which was to vest in four equal annual installments of 5,905 units beginning July 6, 2015 and each July 6 thereafter.  This key employee was terminated in the third quarter of 2016 and this award was forfeited.   Compensation expense related to this RSU award was de minimis in 2016.

In February 2016, the Company granted 75,000 RSUs under the 2010 Plan to certain key employees, one of whom is also a Company director. The RSU awards were non-performance awards which vest in three annual installments beginning February 1, 2017. Compensation expense related to these RSU awards was $0.5 million during 2016.

Share-based compensation expense for restricted stock issued to Directors was $0.1 million in each of 2016, 2015 and 2014. All of the above share-based compensation expense is recognized in selling, general and administrative expense in 2016, 2015 and 2014.

10.	INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
United States	$15.9	$(14.5)	$1.9
Foreign	(13.8)	(20.3)	(22.0)
Total	$2.1	$(34.8)	$(20.1)

The (benefit) provision for income taxes from continuing operations consists of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$-	$3.1	$7.6
State	1.2	0.6	0.4
Foreign	4.4	4.3	3.2
Total current	5.6	8.0	11.2

Deferred:
Federal	0.1	0.1	-
State	1.1	-	(0.3)
Foreign	3.2	5.4	1.0
Total deferred	4.4	5.5	0.7
TOTAL	$10.0	$13.5	$11.9

Tax benefit from discontinued operations was $0.0 million, $(3.3) million and $(7.0) million for the years ended December 31, 2016, 2015 and 2014, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2016		2015		2014
Income tax at Federal statutory rate	$0.7	(35.0)%	$(12.2)	(35.0)%	$(7.1)	(35.0)%
Foreign taxes at rates different from the U.S. rate	5.2	(247.6)	7.7	22.2	5.2	25.9
State and local income taxes, net of federal tax benefit	(0.6)	28.6	(1.4)	(3.9)	1.6	8.2
Impact of state rate changes	1.4	(66.7)	0.7	1.9	-	-
Changes in valuation allowances	2.8	(133.3)	18.8	54.2	12.4	61.5
Change in deferred tax liability	-	-	-	-	-	-
Non-deductible items	0.4	(19.0)	0.1	0.2	-	-
Other items, net	0.1	(4.8)	(0.2)	(0.8)	(0.2)	(1.1)
Income tax	$10.0	(477.8)%	$13.5	38.8%	$11.9	59.5%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2016	2015
Assets:

Accrued expenses and other liabilities	$12.2	$12.4
Inventory	1.5	5.6
Depreciation	0.6	0.8
Intangible & other	13.5	13.0
Net operating loss and credit carryforwards	66.4	57.4
Valuation allowances	(89.7)	(80.6)
Total non-current deferred tax assets	4.5	8.6
Liabilities :
Non-current:
Other	$0.5	$0.4
Total non-current liabilities	$0.5	$0.4

During the current year the Company recorded valuation allowances against deferred tax assets of approximately $9.1 million. These valuation allowances were recorded against U.S. federal deferred tax assets of approximately $4.5 million, foreign deferred tax assets of $5.6 million and state deferred tax asset valuation allowances of approximately $(1.0) million. These valuation allowances were recorded primarily as a result of the Company’s belief that the deferred assets are not likely to be realized due to recent losses.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $36.4 million as of December 31, 2016, since these earnings are considered indefinitely reinvested. The Company has gross foreign net operating loss carryforwards of $133.0 million which expire through 2032 and gross U.S. federal net operating loss carry forwards of $72.4 million which expire through 2036. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

As of December 31, 2016, the Company has approximately $1.6 million in federal tax credit carryforwards expiring in years through 2026 and various amounts of state and foreign net operating loss carryforwards expiring through 2036.  The Company has recorded valuation allowances of approximately $89.7 million, including valuations against the federal and state deductibility of temporary differences including net operating losses of $48.1 million and $8.8 million respectively, foreign tax credits of $1.6 million and tax effected temporary differences and net operating loss carryforwards in foreign jurisdictions of $31.2 million.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments. The Company’s federal income tax returns have been audited through 2013. The Company has not signed any consent to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2009. The Company considers its significant tax jurisdictions in foreign locations to be the United Kingdom, Canada, France, Hungary, Italy and the Netherlands. The Company remains subject to examination in the United Kingdom for years after 2013, in Canada for years after 2013, in France for years after 2012, in Italy for years after 2012 and in the Netherlands for years after 2008.

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. As of December 31, 2016 the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interests or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2016, 2015 or 2014.

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

At December 31, 2016, the future minimum annual lease payments for capital leases and related and third-party operating leases were as follows (in millions):

	Capital Leases	Operating Leases	Total

2017	0.1	$23.0	$23.1
2018	0.1	21.1	21.2
2019	-	20.0	20.0
2020	-	16.6	16.6
2021	-	12.2	12.2
2022-2026	-	44.2	44.2
2027-2031	-	19.8	19.8
Thereafter	-	1.8	1.8
Total minimum lease payments	0.2	158.7	158.9
Less: sublease rental income	-	10.9	10.9
Lease obligation net of subleases	0.2	$147.8	148.0
Less: amount representing interest	0.0
Present value of minimum capital lease payments (including current portion of $0.2)	$0.2

Annual rent expense aggregated approximately $17.7 million, $26.4 million and $31.5 million in 2016, 2015 and 2014, respectively.  Included in rent expense was $0.9 million in 2016, $1.0 million in 2015, $0.9 million in 2014, to related parties. Rent expense is net of sublease income of $0.4 million for 2016, $0.1 million for 2015, and $0.0 million for 2014, respectively. NATG operations annual rent expense totaled approximately $1.3 million, $10.7 million and $18.3 million for 2016, 2015 and 2014, respectively.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2016 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2016 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Following the previously reported independent investigation of Gilbert Fiorentino and Carl Fiorentino by our Audit Committee in 2011 (in response to a whistleblower report) for a variety of improper acts, the subsequent termination of their employment and the entering into by Gilbert Fiorentino of a settlement agreement with the Securities and Exchange Commission, on November 20, 2014 the United States Attorney’s Office (“USAO”) for the Southern District of Florida announced that Gilbert Fiorentino and Carl Fiorentino had been charged with mail fraud, wire fraud and money laundering in connection with a scheme to defraud the Company.  Specifically, the charges set forth a scheme to obtain kickbacks and other benefits, and to conceal this illicit income from the IRS, all while Gilbert Fiorentino and Carl Fiorentino were employed as senior executives at the Company’s NATG business.  On December 2, 2014, the United States Attorney’s Office announced that Gilbert Fiorentino and Carl Fiorentino had pled guilty to various charges, and on March 3, 2015, Gilbert Fiorentino and Carl Fiorentino were sentenced to sixty and eighty months’ imprisonment, respectively.  Following completion of their sentences, each is to be placed on supervised release for a period of thirty-six months.  On March 1, 2016, the United States District Court for the Southern District of Florida awarded the Company approximately $36 million in restitution from Gilbert and Carl Fiorentino, which the Company will utilize all available means to collect.  Judgment liens have been established on certain property and assets of each of Gilbert and Carl Fiorentino. The Company is working with the USAO to obtain forfeiture proceeds from the sale of certain seized assets. During the third quarter of 2016 the Company received a partial restitution payment of approximately $1.3 million. The Company is also continuing to seek a civil judgment against Carl Fiorentino.

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

Since the December 2015 sale of the NATG business, the Company has operated and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and EMEA Technology Products Group (“EMEA”). Smaller business operations and corporate functions are aggregated and reported as the additional segment - Corporate and Other “Corporate”.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its EMEA segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08 , prior and current year results of the German operations are presented within continuing operations in the Consolidated Financial Statements.  For the year ended December 31, 2016, net sales of Misco Germany included in continuing operations were $33.9 million and the net loss, including approximately $3.7 million of intercompany charges, was $6.4 million. The Company recorded charges related to this transaction of approximately $1.7 million.

At December 31, 2016, the Company sold all of its issued and outstanding membership interests of its rebate processing business which had been reported as part of its Corporate segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the rebate processing business are presented within continuing operations in the consolidated financial statements.  For the year ended December 31, 2016, net sales of the rebate processing business included in continuing operations were $3.7 million and the net loss was $2.3 million. The Company recorded a gain of approximately $3.9 million on this sale.

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

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Net Sales:
IPG	$715.6	$698.6	$556.0
EMEA	960.9	1,052.9	1,189.9
NATG	-	97.8	352.4
Corporate and other	3.6	5.4	5.9
Consolidated	$1,680.1	$1,854.7	$2,104.2
Depreciation and Amortization Expense:
IPG	$3.6	$3.8	$2.1
EMEA	3.4	3.9	4.0
NATG	-	0.6	4.1
Corporate and other	0.9	1.0	1.3
Consolidated	$7.9	$9.3	$11.5

Operating Income (Loss):
IPG	$34.3	$43.7	$41.0
EMEA	(12.5)	(10.8)	(21.2)
NATG	(2.8)	(38.2)	(17.9)
Corporate and other expenses	(14.9)	(18.8)	(15.6)
Consolidated	$4.1	$(24.1)	$(13.7)

Total Assets
IPG	$201.5	$175.3	$135.5
EMEA	274.6	238.3	313.3
NATG	6.9	26.6	187.6
Corporate and other	83.1	269.9	260.5
Consolidated	$566.1	$710.1	$896.9

Financial information relating to the Company’s operations by geographic area was as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Net Sales:
United States	$692.3	$676.8	$723.2
France	417.2	382.6	383.2
United Kingdom	241.8	335.7	471.9
Other Europe	301.9	334.5	334.8
Other North America	26.9	125.1	191.1
Consolidated	$1,680.1	$1,854.7	$2,104.2

Long-lived Assets:
United States	$15.4	$18.1	$17.1
United Kingdom	10.4	15.6	17.5
France	1.0	1.1	0.8
Other Europe and Asia	2.7	3.5	5.5
Other North America	-	-	0.3
Consolidated	$29.5	$38.3	$41.2

Net sales are attributed to countries based on location of selling subsidiary.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data, excluding discontinued operations, is as follows (in millions, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Net sales	$429.8	$420.8	$414.8	$414.7
Gross profit	$83.4	$81.5	$78.1	$81.7
Net loss	$(1.1)	$(2.0)	$(5.5)	$0.7
Net loss per common share:
Basic	$(0.03)	$(0.05)	$(0.15)	$0.02
Diluted	$(0.03)	$(0.05)	$(0.15)	$0.02

2015:
Net sales	$512.1	$454.1	$423.2	$465.3
Gross profit	$86.5	$87.0	$82.3	$86.9
Net (loss) income	$(18.6)	$(19.9)	$1.8	$(11.6)
Net (loss) income per common share:
Basic	$(0.50)	$(0.54)	$0.05	$(0.31)
Diluted	$(0.50)	$(0.54)	$0.05	$(0.31)

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in millions)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other		Balance at End of Period
Allowance for doubtful accounts
2016	$9.8	$4.6	$(3.1)	$-		$11.3 (1)
2015	$6.5	$7.9	$(4.8)	$0.2		$9.8
2014	$5.8	$8.9	$(8.3)	$0.1		$6.5

Allowance for sales returns
2016	$5.9	$2.4	$-	$(5.9	)(2)	$2.4
2015	$9.3	$5.9	$-	$(9.3	)(2)	$5.9
2014	$10.9	$9.3	$-	$(10.9	)(2)	$9.3

Allowance for inventory returns
2016	$(4.9)	$(1.6)	$-	$4.9	(2)	$(1.6)
2015	$(7.8)	$(4.9)	$-	$7.8	(2)	$(4.9)
2014	$(9.2)	$(7.8)	$-	$9.2	(2)	$(7.8)

Allowance for deferred tax assets
2016
Noncurrent	$80.6	$9.4	$(1.9)	$1.6		$89.7
2015
Noncurrent	$48.8	$35.8	$-	$(4.0)		$80.6
2014
Noncurrent	$39.7	$9.1	$-	$-		$48.8

(1)	Excludes approximately $5.6 million of reserves related to notes receivable and tax refund receivables.
(2)	Amounts represent gross revenue and cost reversals to the estimated sales returns and allowances accounts.