Form 10-Q
period 2017-03-31
SYSTEMAX INC
filed 2017-05-11
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 4, 2017 was 36,954,687.

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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Current assets:
Cash	$144.5	$149.7
Accounts receivable, net	152.2	148.6
Inventories	117.5	116.7
Prepaid expenses and other current assets	4.8	3.9
Current assets of discontinued operations	-	92.3
Total current assets	419.0	511.2

Property, plant and equipment, net	15.9	16.4
Deferred income taxes	3.5	4.2
Goodwill and intangibles	15.3	15.7
Other assets	2.2	1.5
Long term assets of discontinued operations	-	17.1
Total assets	$455.9	$566.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$169.2	$181.3
Accrued expenses and other current liabilities	52.2	49.2
Current liabilities of discontinued operations	-	94.5
Total current liabilities	221.4	325.0

Deferred income tax liability	0.3	0.3
Other liabilities	24.7	24.3
Long term liabilities of discontinued operations	-	2.1
Total liabilities	246.4	351.7

Commitments and contingencies

Shareholders’ equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	185.5	185.5
Treasury stock	(23.6)	(23.9)
Retained earnings	52.8	73.1
Accumulated other comprehensive loss	(5.6)	(20.7)
Total shareholders’ equity	209.5	214.4

Total liabilities and shareholders’ equity	$455.9	$566.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$302.5	$286.8
Cost of sales	231.7	220.2
Gross profit	70.8	66.6
Selling, general & administrative expenses	58.4	61.9
Special charges	-	1.6
Operating income from continuing operations	12.4	3.1
Interest and other income, net	(0.2)	(0.2)
Income from continuing operations before income taxes	12.6	3.3
Provision for income taxes	2.3	1.8
Net income from continuing operations	10.3	1.5
Loss from discontinued operations, net of tax	(28.8)	(18.8)
Net income (loss)	$(18.5)	$(17.3)

Basic and diluted EPS:
Net income per share from continuing operations	$0.28	$0.04
Net loss per share from discontinued operations	$(0.78)	$(0.51)
Net income (loss) per share, basic and diluted	$(0.50)	$(0.47)

Weighted average common and common equivalent shares:
Basic and diluted	37.2	37.1

Dividends declared and paid	$0.05	$-

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(18.5)	$(17.3)
Other comprehensive income:
Foreign currency translation	0.7	1.5
Total comprehensive income (loss)	$(17.8)	$(15.8)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Income from continuing operations	$10.3	$1.5
Adjustments to reconcile income from continuing operations to net cash (used in) operating activities:
Depreciation and amortization	1.4	1.3
Provision for doubtful accounts	0.1	0.9
Compensation expense related to equity compensation plans	0.4	0.3
Gain on disposition and abandonment	-	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(2.0)	26.6
Inventories	(0.3)	17.2
Prepaid expenses and other current assets	(0.8)	3.1
Income taxes payable	1.6	1.2
Accounts payable	(13.2)	(84.8)
Accrued expenses, other current liabilities and other liabilities	2.1	(3.8)
Net cash used in operating activities from continuing operations	(0.4)	(36.6)
Net cash used in operating activities from discontinued operations	(1.5)	(14.4)
Net cash used in operating activities	(1.9)	(51.0)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.0)	(0.8)
Proceeds from disposals of property, plant and equipment	-	0.1
Net cash used in investing activities from continuing operations	(1.0)	(0.7)
Net cash used in investing activities from discontinued operations	(0.1)	(0.4)
Net cash used in investing activities	(1.1)	(1.1)

Cash flows from financing activities:
Dividends paid	(1.8)	-
Repayments of capital lease obligations	(0.1)	(0.1)
Net cash used in financing activities	(1.9)	(0.1)

Effects of exchange rates on cash	(0.3)	0.3

Net decrease in cash	(5.2)	(51.9)
Cash – beginning of period	149.7	215.1
Cash – end of period	$144.5	$163.2

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock					Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Other Comprehensive Loss	Total Equity

Balances, January 1, 2017	36,924	$0.4	$185.5	$(23.9)	$73.1	$(20.7)	$214.4
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	38		(0.5)	0.5			-
Restricted stock withheld for employee taxes	(15)		0.1	(0.2)			(0.1)
Dividends paid					(1.8)		(1.8)
Discontinued European entities cumulative translation adjustment						14.4	14.4
Change in cumulative translation adjustment						0.7	0.7
Net income (loss)					(18.5)		(18.5)

Balances, March 31, 2017	36,947	$0.4	$185.5	$(23.6)	$52.8	$(5.6)	$209.5

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

On March 24, 2017, certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with  certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”).  Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which includes its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The transaction closed immediately upon execution of the Purchase Agreement.

The Company retained its France technology value added reseller business, which is conducted through its subsidiary, Inmac Wstore S.A.S., which was not part of the sale transaction.

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, a note receivable  and will provide limited transition services to Purchaser for a limited period of time under a transition services agreement. Additional charges may be incurred in the discontinued SARL Businesses related to certain post closing working capital tests as well as to certain vendor guarantees, of approximately $20 million, which were revoked by the Company at closing, but guaranteed through closing and through a notice period.  The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and the Purchaser has pledged certain collateral to assure payment.

The parties to the Purchase Agreement made customary representations, warranties and covenants, and agreed to indemnification obligations appropriate for the nature of the transaction made to, and solely for the benefit of, the parties thereto. The Purchase Agreement contains representations, warranties and covenants.  In addition, certain representations and warranties were made as of a specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third party beneficiaries under the Purchase Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, the SARL Businesses or Purchaser. The sale of the SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements. For the quarters ended March 31, 2017 and 2016, net sales included in discontinued operations totaled $117.0 million and $143.0 million, respectively, and net loss included in discontinued operations totaled $26.9 million and $2.6 million, respectively.

As disclosed in our Form 10-K for the fiscal year 2015, on December 1, 2015, the Company sold its North American Technology group operating businesses (“NATG”) and began the wind-down of its remaining NATG operations.  The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying condensed consolidated financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the former operations of NATG are now reported both within continuing operations and discontinued operations.  During December 2015, and the first quarter of 2016, the Company continued the exit of the NATG business as the Company sold all remaining inventory and closed all remaining retail stores and a warehouse.  The wind-down of NATG operations was substantially completed during the second quarter of 2016 and during the remainder of 2016 and into 2017 the Company continued with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies. For the quarters ended March 31, 2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was  $0.0 million and $1.8 million, respectively. For the quarters ended March 31, 2017 and 2016, net sales of NATG included in discontinued operations was $0.0 million and $12.1 million, respectively and net loss included in discontinued operations was $1.9 million and $16.2 million, respectively.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its European Technology Products Group (“ETG”) segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the German operations are presented within continuing operations in the condensed consolidated financial statements.  For the quarters ended March 31, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0.0 million and $15.1 million, respectively, and net loss was $0.1 million and $1.0 million, respectively.

On December 31, 2016 the Company sold its rebate processing business which had been reported as part of its Corporate and Other (“Corporate”) segment.  As this disposition was also not a strategic shift with a major impact as defined under ASU 2014-08, prior year results of the rebate processing business are presented within continuing operations in the condensed consolidated financial statements.  For the quarter ended March 31, 2016, net sales of the rebate processing business was $1.0 million and net loss was $0.4 million.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2017 and the results of operations for the three month periods ended March 31, 2017 and 2016, statements of comprehensive income (loss) for the three month periods ended March 31, 2017 and 2016, cash flows for the three month periods ended March 31, 2017 and 2016 and changes in shareholders’ equity for the three month period ended March 31, 2017.  The December 31, 2016 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The current and long term assets and the current and long term liabilities of the SARL Businesses are classified in discontinued operations in the accompanying condensed consolidated balance sheet for 2016.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2016 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  The results for the three month period ended March 31, 2017 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on April 1, 2017.  The first quarters of both 2017 and 2016 included 13 weeks.

2.	Discontinued Operations

As detailed above, for 2017 and prior year periods the Company’s discontinued operations include the results of the SARL Businesses sold in March 2017 and the NATG business sold in December 2015.  The combined loss on the sale of the SARL Businesses totaled $23.3 million:  $8.2 million loss on sale of net assets; $14.4 million of translation adjustments and $0.7 million of legal, professional and other costs are reflected in the special charges row below. Below is a summary of the impact on net sales, net loss and loss per share from discontinued operations for the periods ended March 31, 2017 and 2016.

	Three Months Ended March 31
	2017	2016
Net sales	$117.0	$155.1
Cost of sales	103.9	138.5
Gross profit	13.1	16.6
Selling, general & administrative expenses	17.6	28.3
Special charges	23.9	7.9
Operating loss from discontinued operations	(28.4)	(19.6)
Interest and other (income) loss, net	0.3	(0.9)
Loss from discontinued operations before income taxes	(28.7)	(18.7)
Provision for income taxes	0.1	0.1
Net loss from discontinued operations	$(28.8)	$(18.8)
Net loss per share	$(0.78)	$(0.51)

3.	Net Income (Loss) per Common Share

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive.  The weighted average number of stock options and restricted stock awards outstanding excluded from the computation of diluted earnings (loss) per share was 1.3 million shares and 1.2 million shares for the three months ended March 31, 2017 and 2016, respectively, due to their antidilutive effect.

4.	Credit Facilities and Long Term Debt

The Company maintains a $75.0 million credit revolving credit agreement which provided for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of March 31, 2017, eligible collateral under the credit agreement was $71.1 million, total availability was $69.3 million, total outstanding letters of credit were $4.2 million, total excess availability was $65.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of March 31, 2017.

5.	Special Charges

During the first quarter of 2017, the Company incurred special charges of $23.9 million all of which were recorded within discontinued operations and were primarily related to the loss recorded on the sale of the SARL Businesses. Charges related to the sale in the quarter included $14.4 million in write offs of cumulative translation adjustments, $8.2 million of net asset write offs and $0.7 million in legal, professional and other costs. Of these charges approximately $0.7 million require the use of cash. The Company’s NATG segment also recorded charges during the quarter within discontinued operations of $0.6 million: $0.3 million related to the ongoing restitution proceedings against certain former NATG executives and $0.3 million related to updating our future lease cash flows. All of the NATG charges required the use of cash.

The Company expects that total additional charges related to the sale of the SARL Businesses after this quarter will be between $0.5 million and $1.0 million, which will be presented in discontinued operations. Additional charges may be incurred in the discontinued SARL Businesses related to certain post closing working capital tests as well as to certain vendor guarantees, of approximately $20 million, which were revoked by the Company at closing, but guaranteed through closing and through a notice period.  The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and Purchaser has pledged certain collateral to assure payment.

The Company expects that total additional charges related to the sale of the NATG business after this quarter will be between $1.0 million and $2.0 million which will be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities as they are settled or sublet and any changes in estimates related to the collection of remaining accounts receivable.  All of these anticipated costs will require the use of cash.

The following table details the associated liabilities related to the  NATG segment, and other restructuring charges that remain for the sale of Germany in the prior year that is included in continuing operations  (in millions):

	Germany – Lease liabilities and other costs	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2017	$1.2	$19.3	$20.5
Charged to expense	-	0.3	0.3
Paid or otherwise settled	-	(1.8)	(1.8)
Balance March 31, 2017	$1.2	$17.8	$19.0

6.	Segment Information

The Company operates and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”).   Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).  As previously stated, on March 24, 2017 the Company sold its SARL Businesses and its continuing ETG operations now only include those in France.

IPG sells a wide array of maintenance, repair and operations (“MRO”) products which are marketed in North America.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured to our own design and marketed on a private label basis.

ETG sells products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”).  These products include computers, computer supplies and consumer electronics.  Substantially all of these products are manufactured by other companies.

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

The IPG and ETG segments sell dissimilar products.  IPG products are generally higher in price, lower in volume and higher in product margin.  ETG products are generally higher in volume, lower in price and lower in product margin as compared to IPG.  This results in higher operating margin for the IPG segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the IPG segment being higher as a percentage of sales than those of the ETG segment as a result of the IPG segment having a longer selling cycle for its business customers and a business model requiring greater advertising expenditures than the ETG segment. Additionally, the IPG segment’s vendors generally do not provide funding to offset its marketing expenses.

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions).  NATG which was previously its own reportable segment is included below for operating losses that remain in continuing operations, primarily related to the wind-down of certain leases that continue to be included in its own segment as noted below.

	Three Months Ended March 31
	2017	2016
Net sales:
IPG	$190.2	$170.6
ETG	112.3	115.2
Corporate and other	-	1.0
Consolidated	$302.5	286.8

Operating income (loss):
IPG	$12.5	$7.9
ETG	5.8	3.7
NATG – continuing operations	-	(1.8)
Corporate and other expenses	(5.9)	(6.7)
Consolidated	$12.4	$3.1

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Three Months Ended March 31
	2017	2016
Net sales:
United States	$182.6	$165.6
France	112.3	100.1
Other Europe	-	15.1
Other North America	7.6	6.0
Consolidated	$302.5	$286.8

 Revenue is attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At March 31, 2017 and 2016, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.  The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

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

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and  proceedings which may include commercial, employment, customer,  personal injury and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are  handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 43 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2017 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are based on management’s estimates, assumptions and projections and are not guarantees of future performance.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our recent exit from and winding down of our NATG and SARL Businesses, financing needs, compliance with financial covenants in loan agreements, fluctuations in economic conditions and exchange rates, including factors impacting our substantial international operations, plans for acquisitions or sale of assets or businesses, consolidation and integration of operations of recently acquired businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; the Company’s management information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays  have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us; general economic conditions, will continue to impact our business; technological change, such as the effect of mobile devices on sales of PCs and laptop computers, have had and can continue to have a material effect on our product mix and results of operations in France; sales tax laws or government enforcement priorities may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws and interpretations do not require us to do so; our international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements, and political uncertainty; and managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors.

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition.  Investors are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2016, describe certain factors, among others, that could contribute to or cause such differences.

Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report.  We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

Systemax is primarily a direct marketer of brand name and private label products.  The Company operates and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”).   Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).

As disclosed in our Form 8-K dated March 31, 2017, on March 24, 2017 certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with  certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”).  Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which includes its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The transaction closed immediately upon execution of the Purchase Agreement.

The Company retained its France technology value added reseller business, which is conducted through its subsidiary, Inmac Wstore S.A.S., which was not part of the sale transaction.

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, a note receivable and will provide limited transition services to Purchaser for a limited period of time under a transition services agreement. Additional charges may be incurred in the discontinued SARL Businesses related to certain post closing working capital tests as well as to certain vendor guarantees, of approximately $20 million, were revoked by the Company at closing, but guaranteed through closing and through a notice period.  The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and Purchaser has pledged certain collateral to assure payment.

The parties to the Purchase Agreement made customary representations, warranties and covenants, and agreed to indemnification obligations appropriate for the nature of the transaction made to, and solely for the benefit of, the parties thereto. The Purchase Agreement contains representations, warranties and covenants.  In addition, certain representations and warranties were made as of a specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third party beneficiaries under the Purchase Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, the SARL Businesses or Purchaser. The sale of the SARL businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which  allows for dispositions with major impact to be presented in the financial statements as discontinued operations. Therefore the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.  For the quarters ended March 31, 2017 and 2016, net sales included in discontinued operations totaled $117.0 million and $143.0 million, respectively, and net loss included in discontinued operations totaled $26.9 million and $2.6 million, respectively.

As disclosed in our Form 10-K for the fiscal year 2015, on December 1, 2015, the Company sold its North American Technology group operating businesses (“NATG”) and began the wind-down of its remaining NATG operations.  The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the former operations of NATG are now reported both within continuing operations and as discontinued operations.  During December 2015, and the first quarter of 2016, the Company continued the exit of the NATG business as the Company sold all remaining inventory and closed all remaining retail stores and a warehouse.  The wind down of NATG operations was substantially completed during the second quarter of 2016 and during the remainder of 2016 and into 2017 the Company continued with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies. For the quarters ended March 31, 2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was $0.0 million and $1.8 million, respectively. For the quarters ended March 31, 2017 and 2016, net sales of NATG included in discontinued operations was $0.0 million and $12.1 million, respectively and net loss included in discontinued operations was $1.9 million and $16.2 million, respectively.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its European Technology Products Group (“ETG”) segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the German operations are presented within continuing operations in the condensed consolidated financial statements.  For the quarters ended March 31, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0.0 million and $15.1 million, respectively, and net loss was $0.1 million and $1.0 million, respectively.

On December 31, 2016 the Company sold its rebate processing business which had been reported as part of its Corporate and Other (“Corporate”) segment.  As this disposition was also not a strategic shift with a major impact as defined under ASU 2014-08, prior year results of the rebate processing business are presented within continuing operations in the condensed consolidated financial statements.  For the quarter ended March 31, 2016, net sales of the rebate processing business was $1.0 million and net loss was $0.4 million.

In order to provide more meaningful information to investors which reflect the divested SARL Businesses, along with the associated loss on the sale, the full exit of NATG, Misco Germany and the rebate processing business, the Company is also presenting its results on a non-GAAP basis in the “Non-GAAP” operating results table. This non-GAAP presentation reflects the divested SARL Businesses, along with the associated loss on the sale, the full exit of NATG, Misco Germany and the rebate processing business as discontinued operations for all periods presented as well as including adjustments for non-recurring items, intangible amortization and equity compensation in continuing operations.  Management’s Discussion and Analysis that follows will include IPG, ETG, Corporate and other and discontinued operations.

Our IPG and ETG segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin as compared to ETG products.  ETG products are generally higher in volume, lower in price and lower in product margin as compared to IPG products.  This results in higher operating margin for the IPG segment.  Each segment incurs specifically identifiable selling, general and administrative expenses, with the selling, general and administrative expenses for the IPG segment being higher as a percentage of sales than those of the ETG segment as a result of the IPG segment having a longer selling cycle for its business customers than the ETG segment. Additionally, the IPG segment’s vendors generally do not provide significant funding to offset its marketing expenses. Within these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Industrial Products

IPG sells a wide array of MRO products which are marketed in North America.  Most of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global®, GlobalIndustrial.com®, Nexel®, Relius Elite®, Relius Solutions®, Interion® and Hercules®.  Industrial accounted for approximately 63% and 59% of our GAAP net sales for the three month periods ended March 31, 2017 and 2016, respectively.

Europe Technology Products Group

ETG sells ICT and CE products.  These products are marketed primarily in France and Belgium.  Substantially all of these products are manufactured by other companies. France accounted for approximately 37% and 35% (excluding sales of the sold Germany operations) of our GAAP net sales for the three month periods ended March 31, 2017 and 2016, respectively.

Discontinued Operations

As disclosed above, the SARL Business and the NATG B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale in 2015 are presented in discontinued operations in the accompanying financial statements.  Total GAAP net sales for the discontinued operations were $117.0 million and $155.1 million for the three month periods ended March 31, 2017 and 2016, respectively. See Note 2 and 6 to the Condensed Consolidated Financial Statements for additional financial information about our business segments as well as information about geographic operations.

Corporate and other

Corporate and other segment accounted for 0% and 1% of our GAAP net sales for the three month periods ended March 31, 2017 and 2016, respectively.

Operating Conditions

The North American industrial products market is highly fragmented and we compete against multiple distribution channels. The ETG market for computer products and electronics is subject to intense price competition and is characterized by narrow gross profit margins.  In both IPG and ETG, distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems, and employing personnel to perform the associated tasks.  We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2016 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2016 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and special charges.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no significant changes in the application of critical accounting policies or estimates during 2017.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows.  The Company adopted this standard effective January 1, 2017. The adoption of the provisions of ASU No. 2016-09 did not materially impact the Company's consolidated financial position or results of operations for the first quarter of 2017.

In March 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. which eliminates the second step from the goodwill impairment test. An entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement.

Highlights from Q1 2017

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

●	IPG sales grew 11.5% for the three month period ended March 31, 2017 compared to 2016. On a constant currency basis, average daily sales grew 13.0%.
●
ETG sales, consisting of France and the divested German operations, decreased 2.5% for the three month period ended March 31, 2017 compared to 2016.  On a constant currency basis, average daily sales decreased 0.3%.

●	Consolidated operating income was $12.4 million for the three month period ended March 31, 2017 compared to $3.1 million in 2016.

GAAP Results of Operations

Three Months Ended March 31, 2017 compared to the Three Months Ended March, 2016

Key Performance Indicators* (in millions):

	Three Months Ended March 31,
			%
	2017	2016	Change
Net sales of continuing operations by segment:
IPG	$190.2	$170.6	11.5%
ETG – continuing operations	112.3	115.2	(2.5)%
Corporate and other	0.0	1.0	(100.0)%
Consolidated net sales	$302.5	$286.8	5.5%
Consolidated gross profit	$70.8	$66.6	6.3%
Consolidated gross margin	23.4%	23.2%	0.2%
Consolidated SG&A costs**	$58.4	$63.5	(8.0)%
Consolidated SG&A costs** as a % of net sales	19.3%	22.1%	(2.8)%
Operating income (loss) from continuing operations by segment:
IPG	$12.5	$7.9	58.2%
ETG – continuing operations	5.8	3.7	56.8%
Corporate and other	(5.9)	(6.7)	11.9%
NATG – continuing operations	0.0	(1.8)	100%
Consolidated operating income	$12.4	$3.1	300.0%
Operating margin from continuing operations by segment:
IPG	6.6%	4.6%	2.0%
ETG – continuing operations	5.2%	3.2%	2.0%
NATG	NM	NM	NM
Consolidated operating margin from continuing operations	4.1%	1.1%	3.0%
Effective income tax rate	18.3%	54.5%	(36.2)%
Net income from continuing operations	$10.3	$1.5	586.7%
Net margin from continuing operations	3.4%	0.5%	2.9%
Net loss from discontinued operations	$(28.8)	$(18.8)	(53.2)%
*excludes discontinued operations (See Note 2 of Notes to Condensed Consolidated Financial Statements).
**includes special charges (See Note 5 of Notes to Condensed Consolidated Financial Statements).
NM – not meaningful

SYSTEMAX INC.

Supplemental Non-GAAP Continuing Operations

Business Unit Summary Results – Unaudited

Industrial Products Group
	Quarter Ended March 31,
	2017	2016	Change
Sales	$190.2	$170.6	11.5%
Average daily sales*	$3.0	$2.6	13.0%
Gross profit	$53.4	$48.7	9.7%
Gross margin	28.1%	28.5%
Operating income	$12.9	$8.1	59.3%
Operating margin	6.8%	4.7%
European Technology Products Group (France)
	Quarter Ended March 31,
	2017	2016	Change
Sales	$112.3	$100.1	12.2%
Average daily sales*	$1.7	$1.6	14.5%
Gross profit	$17.4	$16.0	8.8%
Gross margin	15.5%	16.0%
Operating income	$6.0	$4.8	25.0%
Operating margin	5.3%	4.8%
Corporate & Other
	Quarter Ended March 31,
	2017	2016	Change
Operating loss	$(5.6)	$(6.0)	6.7%
Consolidated
	Quarter Ended March 31,
	2017	2016	Change
Sales	$302.5	$270.7	11.7%
Gross profit	$70.8	$64.7	9.4%
Gross margin	23.4%	23.9%
Operating income	$13.3	$6.9	92.8%
Operating margin	4.4%	2.5%

*Percentages are calculated using sales data in hundreds of thousands.  In Q1 2017 IPG and France had 64 and 65 selling days respectively.  In Q1 2016, IPG and France had 65 and 64 selling days respectively.

1 On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”).  Pursuant to this transaction, the Company is winding down the remaining operations of NATG during 2017.  In the GAAP presentation, the retail operations which were discontinued by the Company prior to the transaction, along with allocations of common distribution and back office costs, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were sold (as well as the remaining retail operations that existed at the time of the transaction (and were subsequently discontinued by the Company) are presented as discontinued operations for all periods.  The non-GAAP results reflect the entire NATG segment as a discontinued operation for all periods presented as well as adjustments for non-recurring items, intangible amortization, equity compensation and a normalized effective tax rate in recurring operations.  On September 2, 2016 the Company closed on the sale of certain assets of its Misco Germany operation which has been reported as part of its European Technology Products Group. Prior and current year results of Germany have been eliminated in the non-GAAP presentation.  On December 31, 2016 the Company closed on the sale of its Afligo rebate processing business.  Prior and current year results of the rebate processing business have been eliminated in the non-GAAP presentation.  The Company believes that the non-GAAP presentation conveys additional more meaningful information to investors.  See accompanying GAAP reconciliation tables.  On March 24, 2017 the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior and current year results of these divested businesses, along with the associated loss on the sale, have been classified as discontinued operations in both the GAAP and non-GAAP presentation.

2 Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on April 1, 2017. The first quarters of both 2017 and 2016 included 13 weeks.

Reconciliation of Segment GAAP Operating Income (Loss) from Continuing Operations to Non-GAAP
Operating Income (Loss) from Continuing Operations – Unaudited
(In millions)

	Quarter Ended March 31,
	2017	2016
Industrial Products	$12.5	$7.9
Technology Products - ETG	5.8	3.7
Technology Products - NATG	-	(1.8)
Corporate and Other	(5.9)	(6.7)
GAAP operating income (loss)	12.4	3.1

Non-GAAP adjustments:
Industrial Products:
Intangible asset amortization	0.3	0.1
Stock based and other special compensation	0.1	0.1
Total Non-GAAP Adjustments – Industrial Products	0.4	0.2

Technology Products - Europe:
Reverse results of Germany in continuing operations	0.1	1.0
Intangible asset amortization	0.1	0.1
Total Non-GAAP Adjustments: Technology Products ETG	0.2	1.1

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	0.0	1.8
Total Non-GAAP Adjustments : Technology Products NA	0.0	1.8

Corporate and Other:
Reverse results of Afligo included in continuing operations	0.0	0.4
Stock based compensation	0.3	0.3
Total Non-GAAP Adjustments: Corporate and Other	0.3	0.7

Industrial Products	12.9	8.1
Technology Products- ETG	6.0	4.8
Technology Products- NATG	0.0	0.0
Corporate and Other	(5.6)	(6.0)
Non-GAAP operating income (loss)	$13.3	$6.9

Management’s discussion and analysis that follows will include IPG, ETG, Corporate and Other and discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS

The IPG segment net sales benefited during the first quarter of 2017 from strong performance in all core categories, such as HVAC, material handling and storage, and solid growth in its Canada business.  U.S. revenue was up 11.0% in the quarter while Canada sales were up approximately 22.1% on a constant currency basis with both U.S. and Canada showing improvement from the fourth quarter of 2016.  On a constant currency basis, total IPG sales increased 11.3% for the three months of 2017.

ETG segment net sales decrease for the three month period ended March 31, 2017 is attributable to the divestiture of the Germany operations in 2016 which recorded revenues of $15.0 million in the first quarter of 2016 and none in 2017. Net sales in France operations, the continuing ETG business, increased 12.2% in the first quarter led by growth of almost 20% in its key accounts as sales grew across most of its product and services offerings. On a constant currency basis, ETG net sales increased 1.1% for the three month period ended March 31, 2017. On a constant currency basis excluding the Germany operations, net sales increased 16.3% for the three month period ended March 31, 2017.

The Corporate and other segment sales segment net sales decrease for the three month period ended March 31, 2017 is attributable to the divestiture of the rebate processing business in 2016.

GROSS MARGIN

Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, free freight and freight discounting arrangements and other variables, any or all of which may result in fluctuations in gross margin.

The IPG segment gross margin declined 40 basis point in the first quarter of 2017 reflecting increased warehouse staffing costs due to incremental temporary labor to ensure our customer service levels are maintained during the transition to our new warehouse management and distribution system, which is anticipated to be completed in the first half of 2017.  The gross margin decline in the quarter was partially offset by improved freight margins.

The ETG segment gross margin increased 50 basis points in the quarter reflecting a shift in customer mix and the divestiture of Germany operations in 2016.  ETG segment gross margin, excluding the Germany operations, decreased 50 basis points in the quarter reflecting a product mix more weighted toward client devices that carry lower margins as well as a shift in customer mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”), EXCLUDING SPECIAL CHARGES

The IPG segment SG&A costs as a percentage of sales improved in the quarter as a result of improved leverage across significant cost areas such as marketing, salaries and related expenses, general operating expenses and the initial cost benefit of a more streamlined employee base. In the quarter IPG recorded approximately $0.3 million in severance and related costs for a headcount reduction plan that is expected to result in approximately $5.0 million in annual savings. IPG segment incurred increased IT costs of approximately $0.3 million, increased internet advertising of $0.3 million, increased contract services of $0.1 million offset by savings related to salary and related expenses of $0.3 million and consulting services of $0.4 million.

The ETG segment SG&A costs as a percentage of sales improved in the quarter as a result of leverage of fixed costs related to revenue and volume growth and the divestiture of the Germany operations in 2016.  Excluding the Germany operations, SG&A costs as a percentage of sales improved 100 basis points in the quarter compared to 2016.  Significant cost savings related to salaries and related expenses of approximately $0.6 million, reduced shared service center charges of approximately $0.5 million and reduction of bad debt expenses of $0.2 million, Of the previously mentioned cost savings, the divested Germany operations accounted for $1.1 million of reduced salaries and related expenses, $0.5 million of reduced shared service center charges, and $0.1 million of reduced bad debt expenses compared to first quarter of 2016. The sale of the SARL Businesses will require ETG to replace with in country personnel the functions handled by the shared service center in Hungary that was part of the SARL sale. This will result in some duplicative costs in ETG in future periods as the transition is made, but is not expected to increase the cost base on a permanent basis.

Corporate and other segment costs declined approximately $1.3 million in the quarter primarily related to the sale of the rebate processing business in 2016.

SPECIAL CHARGES

The Company incurred special charges of approximately $23.9 million in the quarter within its discontinued operations of which $23.3 million was related to the loss on the sale of the SARL Businesses. Sale related charges incurred in the quarter included $14.4 million in write offs of cumulative translation adjustments, $8.2 million of net asset write offs and $0.7 million in legal, professional and other costs. Of these charges approximately $0.7 million require the use of cash. The Company’s NATG segment also recorded charges during the quarter within discontinued operations of $0.6 million: $0.3 million related to the ongoing restitution proceedings against certain former NATG executives and $0.3 million related to updating our future lease cash flows. All of the NATG charges required or will require the use of cash.

The Company expects that total additional charges related to the sale of the SARL Businesses after this quarter will be between $0.5 million and $1.0 million. These charges will be presented in discontinued operations. Additional charges may be incurred in the discontinued SARL Businesses related to certain post closing working capital tests as well as related to certain vendor guarantees, of approximately $20 million, which were revoked by the Company at closing, but guaranteed through closing and through a notice period.  The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and the Purchaser has pledged certain collateral to assure payment.

The Company expects that total additional charges related to the discontinued NATG business after this quarter will be between $1.0 million and $2.0 million which will also be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities as they are settled or sublet and any changes in estimates related to the collection of remaining accounts receivable. Most of these anticipated costs will require the use of cash.

OPERATING MARGIN

IPG’s operating margin for the three month period ended March 31, 2017 increased over 190 basis points over 2016. The increase was driven by the increased sales volume as the segment leveraged its cost structure, improved freight margins as the segment utilized its broad distribution network more efficiently and realized benefits from a previously announced headcount reduction and cost savings related to consulting services.

ETG’s operating margin for the three month period ended March 31, 2017 increased by 195 basis points over 2016. The increase was driven by leverage of ETG’s cost structure as revenues grew in 2017 as well as the elimination of Germany operating losses which were $1.0 million in 2016 as the result of the sale of that business in September 2016.   Excluding the Germany operations, operating margin increased over 50 basis points over 2016.

The decrease in Corporate and other expenses primarily resulted from the sale of the rebate business in 2016 and decreased personnel costs and professional fees for the quarter.

Consolidated operating margin for the first quarter of 2017 and 2016 was impacted by special charges recorded in continuing operations of $0.0 million and $1.6 million, respectively.

INTEREST AND OTHER INCOME, NET

Interest and other income, net from continuing operations was approximately $0.2 million in the first quarter of 2017 and is primarily attributable to foreign exchange. Interest and other income, net from continuing operations was $0.2 million in 2016.

INCOME TAXES

In the first quarter of 2017 the Company reported an increase in its continuing operations pretax income and recorded income tax expense for certain U.S. states and its ETG segment. For U.S. federal tax purposes and for Canadian tax purposes, the Company has full valuation allowances against its deferred tax assets, including its significant net operating losses, and no benefit for loss is recorded. Additionally, no U.S. or Canada federal tax will be paid until the net operating losses are utilized.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including completing the wind-down activities of the NATG and ETG businesses, funding the recently declared and any future dividends,  funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):

	March 31, 2017	December 31, 2016	$ Change
Cash	$144.5	$149.7	$(5.2)
Accounts receivable, net	$152.2	$148.6	$3.6
Inventories	$117.5	$116.7	$0.8
Prepaid expenses and other current assets	$4.8	$3.9	$0.9
Accounts payable	$169.2	$181.3	$(12.1)
Accrued expenses and other current liabilities	$52.2	$49.2	$3.0
Working capital	$197.6	$186.2	$11.4

Our working capital increased due to a reduction in accounts payable and the net income from continuing operations. Accounts receivable days outstanding were 47.1 in 2017 compared to 39.7 in 2016. This trend reflects the higher proportion of our sales coming from B2B channels, where most customers do business with us on an open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards. Inventory turns were 8.2 in 2017 and 11.4 in 2016.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Net cash used in continuing operations was $0.4 million resulting from changes in our working capital accounts, which used $12.6 million in cash compared to $40.5 million used in 2016, primarily the result of the settlement of open accounts payable balances. Cash generated from net income adjusted by other non-cash items provided $12.2 million compared to $3.9 million provided by these items in 2016, primarily related to the net income from continuing operations in 2017. Net cash used in operating activities from discontinued operations was $1.5 million and $14.4 million for the three months ended March 31, 2017 and 2016, respectively.

Net cash used in investing activities from continuing operations totaled $1.0 million and included warehouse pick modules and mobile sales application software for the IPG segment.  Net cash used in investing activities in 2016 totaled $0.7 million used for leasehold improvements for the racking, equipment and build out of our inventory and warehousing functions in ETG and IPG and information and communications systems hardware and software.  Net cash used in investing activities from discontinued operations was $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Net cash used in financing activities totaled $1.9 million and included approximately $1.8 million for dividends paid, $0.1 million used to repay outstanding capital lease obligations and in 2016, we repaid approximately $0.1 million of capital lease obligations.

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution which has a five year term, maturing on October 28, 2021.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of March 31, 2017, eligible collateral under the credit agreement was $71.1 million, total availability was $69.3 million, total outstanding letters of credit were $4.2 million, excess availability was $65.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of March 31, 2017.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2017 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

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

We anticipate cash needs to support our working capital requirements in our business, completing the wind-down activities of the NATG and SARL Businesses, funding the recently declared and any future dividends, implementing new inventory and warehouse functions in North America, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, and funding acquisitions.  Additional charges may be incurred in the discontinued SARL Businesses related to certain post closing working capital tests as well as to certain vendor guarantees, of approximately $20 million, which were revoked by the Company at closing, but guaranteed through closing and through a notice period.  The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and Purchaser has pledged certain collateral to assure payment.

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

These expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  We anticipate capital expenditures of approximately $1.0 to $5.0 million for the remainder of 2017, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. In addition, we anticipate cash needs for implementation of the financial systems.

We maintain our cash primarily in money market funds or their equivalent.  As of March 31, 2017, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At March 31, 2017 cash balances held in foreign subsidiaries totaled approximately $35.6 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis.  The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company.  The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions.  The Company had in excess of $174 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2017, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The following table updates the contractual obligations of the Company for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of March 31, 2017 to reflect the sale of the SARL Businesses:  (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$0.1	0.1	-	-	-

Non-cancelable operating leases, net of subleases	131.8	16.1	43.4	27.9	44.4

Purchase & other obligations	22.6	4.6	9.0	9.0	-

Total contractual obligations	$154.5	20.8	52.4	36.9	44.4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (European Union Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2017 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of March 31, 2017, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and  proceedings which may include commercial, employment, customer, personal injury and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are  handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or  indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 43 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2017 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

SYSTEMAX INC.

Date: May 11, 2017	By:	/s/ Lawrence Reinhold

President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 11, 2017	By:	/s/ Thomas Clark

Vice President and Chief Financial Officer