Form 10-Q
period 2017-06-30
SYSTEMAX INC
filed 2017-08-08
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s Common Stock as of August 2, 2017 was 37,018,217.

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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Current assets:
Cash	$159.8	$149.7
Accounts receivable, net	161.8	148.6
Inventories	122.6	116.7
Prepaid expenses and other current assets	5.0	3.9
Current assets of discontinued operations	-	92.3
Total current assets	449.2	511.2

Property, plant and equipment, net	15.7	16.4
Deferred income taxes	2.9	4.2
Goodwill and intangibles	15.0	15.7
Other assets	2.2	1.5
Long term assets of discontinued operations	-	17.1
Total assets	$485.0	$566.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$175.1	$181.3
Accrued expenses and other current liabilities	57.5	49.2
Current liabilities of discontinued operations	-	94.5
Total current liabilities	232.6	325.0

Deferred income tax liability	0.3	0.3
Other liabilities	27.7	24.3
Long term liabilities of discontinued operations	-	2.1
Total liabilities	260.6	351.7

Commitments and contingencies

Shareholders’ equity:
Preferred stock	-	-
Common stock	0.4	0.4
Additional paid-in capital	185.6	185.5
Treasury stock	(23.0)	(23.9)
Retained earnings	62.9	73.1
Accumulated other comprehensive loss	(1.5)	(20.7)
Total shareholders’ equity	224.4	214.4

Total liabilities and shareholders’ equity	$485.0	$566.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$313.0	$297.7	$615.5		$584.5
Cost of sales	221.5	219.7	442.2		430.6
Gross profit	91.5	78.0	173.3		153.9
Selling, distribution & administrative expenses	69.6	72.3	139.0		143.5
Special charges	0.2	0.3	0.2		1.9
Operating income from continuing operations	21.7	5.4	34.1		8.5
Interest and other (income) expense, net	(0.1)	1.1	(0.3)		0.9
Income from continuing operations before income taxes	21.8	4.3	34.4		7.6
Provision for income taxes	2.5	2.0	4.8		3.8
Net income from continuing operations	19.3	2.3	29.6		3.8
Loss from discontinued operations, net of tax	(5.5)	(9.7)	(34.3)		(28.5)
Net income (loss)	$13.8	$(7.4)	$(4.7)		$(24.7)

Basic and diluted EPS:
Net income per share from continuing operations-basic	$0.52	$0.06	$0.80		$0.10
Net income per share from continuing operations-diluted	$0. 52	$0.06	$0. 79		$0.10
Net loss per share from discontinued operations-basic and diluted	$(0.15)	$(0.26)	$(0.93)		$(0.76)

Weighted average common and common equivalent shares:
Basic	37.0	37.2	37.0		37.2
Diluted	37.4	37.2	37.3		37.2

Dividends declared and paid	$0.10	$-	$0.15	$

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$13.8	$(7.4)	$(4.7)	$(24.7)
Other comprehensive income (loss):
Foreign currency translation	4.1	(2.7)	4.8	(1.2)
Total comprehensive income (loss)	$17.9	$(10.1)	$0.1	$(25.9)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Income from continuing operations	$29.6	$3.8
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2.6	2.5
Other non-cash benefit	-	(0.4)
Provision for returns and doubtful accounts	0.8	1.7
Compensation expense related to equity compensation plans	0.8	0.9
Provision for deferred taxes	0.3	-
Gain on disposition and abandonment	(0.1)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(6.4)	24.4
Inventories	(2.9)	19.2
Prepaid expenses and other current assets	(0.4)	3.9
Income taxes payable	1.1	-
Accounts payable	(12.9)	(84.4)
Accrued expenses, other current liabilities and other liabilities	9.9	(5.3)
Net cash provided by (used in) operating activities from continuing operations	22.4	(33.8)
Net cash used in operating activities from discontinued operations	(6.7)	(13.6)
Net cash provided by (used in) operating activities	15.7	(47.4)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.8)	(1.3)
Proceeds from disposals of property, plant and equipment	0.1	0.1
Net cash used in investing activities from continuing operations	(1.7)	(1.2)
Net cash used in investing activities from discontinued operations	(0.1)	(0.6)
Net cash used in investing activities	(1.8)	(1.8)

Cash flows from financing activities:
Dividends paid	(5.5)	-
Proceeds from issuance of common stock	0.5	-
Repurchase of treasury shares	(0.3)	-
Repayments of capital lease obligations	(0.1)	(0.2)
Net cash used in financing activities	(5.4)	(0.2)

Effects of exchange rates on cash	1.6	(0.5)

Net increase (decrease) in cash	10.1	(49.9)
Cash – beginning of period	149.7	215.1
Cash – end of period	$159.8	$165.2

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock					Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Other Comprehensive Loss	Total Equity

Balances, January 1, 2017	36,924	$0.4	$185.5	$(23.9)	$73.1	$(20.7)	$214.4
Stock-based compensation expense			0.8				0.8
Issuance of restricted stock	56		(0.7)	0.7			-
Restricted stock withheld for employee taxes	(22)		-	(0.3)			(0.3)
Proceeds from issuance of common stock	39		-	0.5			0.5
Dividends paid					(5.5)		(5.5)
Discontinued European entities cumulative translation adjustment						14.4	14.4
Change in cumulative translation adjustment						4.8	4.8
Net loss					(4.7)		(4.7)

Balances, June 30, 2017	36,997	$0.4	$185.6	$(23.0)	$62.9	$(1.5)	$224.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly-owned subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Within the second quarter of 2017 and for all periods presented, the Company modified the presentation of certain costs associated with operating our distribution centers as well as with our Purchasing and Product Development personnel.  Historically these costs have been included as a component of cost of sales.  These costs are now included within Selling, Distribution, and Administrative expenses (“SD&A”).  For the second quarter ended June 30, 2017 and 2016, these costs, included within continuing operations, were $10.8 million and $10.1 million, respectively, and for the six months ended June 30, 2017 and 2016 the costs were $21.8 million and $19.4 million, respectively.

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

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, a note receivable and will provide limited transition services to Purchaser for a limited period of time under a transition services agreement. Additional charges may be incurred in the discontinued SARL Businesses related to certain vendor guarantees, provided by the Company, which have a remaining balance as of June 30, 2017 of approximately $0.6 million. These guarantees were revoked by the Company at closing, but remained effective through closing and through a subsequent notice period. Other charges may arise related to statutory tax indemnities given at closing. The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and the Purchaser has pledged certain collateral to assure payment.

The sale of the SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements. For the second quarter ended June 30, 2017 and 2016, net sales of the SARL business included in discontinued operations totaled $0.0 million and $123.1 million, respectively, and for the six months ended June 30, 2017 and 2016, net sales included in discontinued operations totaled $117.0 million and $266.1 million, respectively. Net loss of the SARL business included in discontinued operations for the second quarter ended June 30, 2017 and 2016 totaled $1.3 million and $4.3 million, respectively, and for the six months ended June 30, 2017 and 2016, net loss included in discontinued operations totaled $28.2 million and $6.9 million, respectively.

As disclosed in our Form 10-K for the fiscal year 2015, on December 1, 2015, the Company sold its North American Technology group operating businesses (“NATG”) and began the wind-down of its remaining NATG operations.  The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying condensed consolidated financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the former operations of NATG are now reported both within continuing operations and discontinued operations.  During December 2015, and the first quarter of 2016, the Company continued the exit of the NATG business as the Company sold all remaining inventory and closed all remaining retail stores and a warehouse.  The wind-down of NATG operations was substantially completed during the second quarter of 2016 and during the remainder of 2016 and into 2017 the Company continued with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies. For the quarters ended June 30, 2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was $0.4 million and $0.6 million, respectively, and for the six months ended June 30, 2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was $0.4 million and $2.4 million, respectively. For the quarters ended June 30, 2017 and 2016, net sales of NATG included in discontinued operations was $0 and $(0.1) million, respectively, and for the six months ended June 30, 2017 and 2016, the net sales of NATG totaled $0 and $12.0 million, respectively.  Net loss of NATG included in discontinued operations was $4.2 million and $5.4 million for the second quarter of 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 was $6.1 million and $21.6 million, respectively. The Company has financial obligations related to leased facilities of its former NATG business of approximately $61.0 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of June 30, 2017 the Company has a reserve of $19.4 million for these lease obligations. The reserves established consider the total lease obligations of $61.0 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams.  In the second quarter of 2017 the Company recorded additional reserves of approximately $3.4 million for these leased facilities, of which $0.2 million was recorded in continuing operations and $3.2 million was recorded in discontinued operations. The Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its European Technology Products Group (“ETG”) segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the German operations are presented within continuing operations in the condensed consolidated financial statements.  For the quarters ended June 30, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0 and $11.3 million, respectively, and net loss was $0.1 million and $0.8 million, respectively. For the six months ended June 30, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0 and $26.4 million, respectively, and net loss was $0.2 million and $1.8 million, respectively.

On December 31, 2016 the Company sold its rebate processing business which had been reported as part of its Corporate and Other (“Corporate”) segment.  As this disposition was also not a strategic shift with a major impact as defined under ASU 2014-08, prior year results of the rebate processing business are presented within continuing operations in the condensed consolidated financial statements.  For the quarter and six months ended June 30, 2016, net sales of the rebate processing business was $0.9 million and $1.9 million, respectively, and net loss was $0.6 million and $1.0 million, respectively.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2017 and the results of operations for the three and six month periods ended June 30, 2017 and 2016, statements of comprehensive income (loss) for the three and six month periods ended June 30, 2017 and 2016, cash flows for the six month periods ended June 30, 2017 and 2016 and changes in shareholders’ equity for the six month period ended June 30, 2017.  The December 31, 2016 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The current and long term assets and the current and long term liabilities of the SARL Businesses are classified in discontinued operations in the accompanying condensed consolidated balance sheet for 2016.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2016 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  The results for the six month period ended June 30, 2017 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on July 1, 2017.  The second quarters of both 2017 and 2016 included 13 weeks and the first six months of both 2017 and 2016 included 26 weeks.

2.	Discontinued Operations

As detailed above, for 2017 and prior year periods the Company’s discontinued operations include the results of the SARL Businesses sold in March 2017 and the NATG business sold in December 2015.  The combined loss on the sale of the SARL Businesses, reported in the first quarter of 2017, totaled $23.3 million, which included an $8.2 million loss on the sale of net assets, $14.4 million of translation adjustments, and $0.7 million of legal, professional and other costs.  Additional costs related to the sale, incurred in the second quarter of 2017, include $0.3 million of severance and other personnel costs, $0.3 million of accelerated depreciation charges and $0.3 million of additional legal, professional and other costs. In the second quarter of 2017, NATG discontinued operations incurred approximately $3.2 million of special charges primarily related to updating our future lease cash flows and $0.3 million related to ongoing restitution proceedings against certain former NATG executives.  In the first quarter of 2017, NATG discontinued operations incurred $0.3 million of professional costs related to the ongoing restitution proceedings against certain former NATG executives and $0.3 million related to updating our future lease cash flows. Below is a summary of the impact on net sales, net loss and loss per share from discontinued operations for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$0.0	$123.0	$117.0	$278.1
Cost of sales	0.0	109.3	102.9	245.3
Gross profit (loss)	0.0	13.7	14.1	32.8
Selling, distribution & administrative expenses	1.4	22.4	20.0	53.2
Special charges	4.4	1.4	28.3	9.3
Operating loss from discontinued operations	(5.8)	(10.1)	(34.2)	(29.7)
Interest and other income, net	0.2	(0.2)	0.5	(1.1
Loss from discontinued operations before income taxes	(6.0)	(9.9)	(34.7)	(28.6
Provision for (benefit from) income taxes	(0.5)	(0.2)	(0.4)	(0.1)
Net loss from discontinued operations	$(5.5)	$(9.7)	$(34.3)	$(28.5)
Net loss per share – basic and diluted	$(0.15)	$(0.26)	$(0.93)	$(0.76)

3.	Net Income (Loss) per Common Share

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

The weighted average number of stock options  outstanding excluded from the computation of diluted earnings per share was 0.3 million shares and 1.3 million shares for the three months ended June 30, 2017 and 2016, respectively, and 0.7 million shares and 1.3 million shares for the six months ended June 30, 2017 and 2016, respectively, due to their antidilutive effect.

4.	Credit Facilities and Long Term Debt

The Company maintains a $75.0 million credit revolving credit agreement which provided for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2017, eligible collateral under the credit agreement was $76.5 million, total availability was $73.2 million, total outstanding letters of credit were $3.0 million, total excess availability was $70.2 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of June 30, 2017.

5.	Special Charges

During the second quarter of 2017, the Company’s NATG segment incurred special charges in continuing operations and discontinued operations of approximately $0.2 million and $3.5 million, respectively. These charges related to   approximately $0.2 million of charges for updating our future lease cash flows expectations related to previously exited retail stores, which are recorded in continuing operations, and $3.2 million recorded within discontinued operations related to the distribution center and NATG corporate headquarters and $0.3 million related to ongoing restitution proceedings against certain former NATG executives.  Total NATG segment special charges recorded within continuing operations and discontinued operations for six months ended June 30, 2017 totaled $4.3 million.  These charges include $3.7 million for updating our future lease cash flows expectations and $0.6 million related to the ongoing restitution proceedings against certain former NATG executives. All of the previously mentioned NATG charges will require the use of cash.

The Company incurred additional costs related to the sale of the SARL businesses, in the second quarter of 2017,  which are included within discontinued operations, totaling $0.9 million. These included $0.3 million of severance and other personnel costs, $0.3 million of accelerated depreciation charges and $0.3 million of additional legal, professional and other costs.  For the six months ended June 30, 2017, the Company recorded $24.2 million of costs, all of which were recorded within discontinued operations, and were primarily related to the loss recorded on the sale of the SARL Businesses. Charges related to the sale included $14.4 million in write offs of cumulative translation adjustments, $8.2 million of net asset write offs, $1.0 million in legal, professional and other costs, $0.3 million of severance and other personnel costs and $0.3 million of accelerated depreciation charges. Of these charges approximately $1.3 million require the use of cash.

The Company expects that total additional charges related to the sale of the SARL Businesses after this quarter will be between $1.0 million and $2.0 million, which will be presented in discontinued operations. Additional charges may be incurred in the discontinued SARL Businesses related to certain post closing working capital tests as well as to certain remaining vendor guarantees, provided by the Company, which have a remaining balance as of June 30, 2017 of approximately $0.6 million. These guarantees were revoked by the Company at closing, but remained effective through closing and through a subsequent notice period. Other charges may arise related to statutory tax indemnities given at closing.  The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and Purchaser has pledged certain collateral to assure payment.

The Company expects that total additional charges related to the sale of the NATG business after this quarter will be between $1.0 million and $2.0 million which will be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities as they are settled or sublet (see Note 1) and any changes in estimates related to the collection of remaining accounts receivable.  Most of these anticipated costs will require the use of cash.

The following table details the associated liabilities related to the ETG segment’s severance and other costs recorded within discontinued operations during the second quarter of 2017, the NATG segment’s lease liabilities and other costs and other restructuring charges that remain for the sale of Germany in the prior year that is included in continuing operations (in millions):

	ETG-Severance and other costs	ETG – Lease liabilities and other costs	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2017	$0	$1.2	$19.3	$20.5
Charged to expense	0.3	-	3.7	4.0
Paid or otherwise settled	(0.2)	-	(3.6)	(3.8)
Balance June 30, 2017	$0.1	$1.2	$19.4	$20.7

6.	Segment Information

The Company operates and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”).   Smaller business operations and corporate functions (ie:  the divested Afligo rebates business) are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).  As previously stated, on March 24, 2017 the Company sold its SARL Businesses and its continuing ETG operations now only include those in France. Prior year comparatives will include France and the divested German operations, which were sold in September 2016.

IPG sells a wide array of maintenance, repair and operations (“MRO”) products which are marketed in North America.  Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured to our own design and marketed on a private label basis. Approximately 30% of IPG sales are of private label products.

ETG sells products categorized as Information and Communications Technology (“ICT”).  These products include computers, servers, software, IT peripherals and other computer related supplies.  Substantially all of these products are manufactured by other companies.

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

The IPG and ETG segments sell dissimilar products.  IPG products are generally higher in price, lower in volume and higher in product margin.  ETG products are generally higher in volume, lower in price and lower in product margin as compared to IPG.  This results in higher operating margin for the IPG segment.  Each segment incurs specifically identifiable selling, distribution and administrative expenses, with the selling, distribution  and administrative expenses for the IPG segment being higher as a percentage of sales than those of the ETG segment as a result of the IPG segment having a business model requiring greater advertising expenditures than the ETG segment, as well as having increased distribution expenses related to the nature of the larger products that are often shipped Less than Truckload (“LTL”). Additionally, the IPG segment’s vendors generally provide less funding to offset its marketing expenses.

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions).  NATG which was previously its own reportable segment is included below for operating losses that remain in continuing operations, primarily related to the wind-down of certain leases that continue to be included in its own segment as noted below.

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net sales:
IPG	$202.7	$181.8	$392.9	$352.4
ETG	110.3	115.0	222.6	230.2
Corporate and other	0.0	0.9	0.0	1.9
Consolidated	$313.0	$297.7	$615.5	$584.5

Operating income (loss):
IPG	$22.9	$8.6	$35.4	$16.5
ETG	5.7	2.9	11.5	6.6
NATG – continuing operations	(0.4)	(0.6)	(0.4)	(2.4)
Corporate and other expenses	(6.5)	(5.5)	(12.4)	(12.2)
Consolidated	$21.7	$5.4	$34.1	$8.5

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net sales:
United States	$194.6	$175.4	$377.2	$341.0
France	110.3	103.7	222.6	203.8
Other Europe	0.0	11.3	0.0	26.4
Other North America	8.1	7.3	15.7	13.3
Consolidated	$313.0	$297.7	$615.5	$584.5

Revenue is attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At June 30, 2017 and 2016, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.  The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

The fair value of our reporting units with respect to goodwill, non-amortizing intangibles and long-lived assets is measured in connection with the Company’s annual impairment testing. The Company performs a qualitative assessment of goodwill and non-amortizing intangibles to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment shows that the fair value of the reporting unit exceeds its carrying amount, the company is not required to complete the annual two step goodwill impairment test.  If a quantitative analysis is required to be performed for goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model.  A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth,  gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, distribution and administrative expense.

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

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and  proceedings which may include commercial, employment, customer,  personal injury and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are  handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 41 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2017 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, a note receivable and will provide limited transition services to Purchaser for a limited period of time under a transition services agreement. Additional charges may be incurred in the discontinued SARL Businesses related to certain vendor guarantees, provided by the Company, which have a remaining balance as of June 30, 2017 of approximately $0.6 million. These guarantees were revoked by the Company at closing, but remained effective through closing and through a subsequent notice period. Other charges may arise related to statutory tax indemnities given at closing.   The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and Purchaser has pledged certain collateral to assure payment.

The sale of the SARL business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which  allows for dispositions with major impact to be presented in the financial statements as discontinued operations. Therefore the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.  For the second quarter ended June 30, 2017 and 2016, net sales of the SARL business included in discontinued operations totaled $0.0 million and $123.1 million, respectively, and for the six months ended June 30, 2017 and 2016, net sales included in discontinued operations totaled $117.0 million and $266.1 million, respectively. Net loss of the SARL business included in discontinued operations for the second quarter ended June 30, 2017 and 2016 totaled $1.3 million and $4.3 million, respectively, and for the six months ended June 30, 2017 and 2016, net loss included in discontinued operations totaled $28.2 million and $6.9 million, respectively.

As disclosed in our Form 10-K for the fiscal year 2015, on December 1, 2015, the Company sold its North American Technology group operating businesses (“NATG”) and began the wind-down of its remaining NATG operations.  The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the former operations of NATG are now reported both within continuing operations and as discontinued operations.  During December 2015, and the first quarter of 2016, the Company continued the exit of the NATG business as the Company sold all remaining inventory and closed all remaining retail stores and a warehouse.  The wind down of NATG operations was substantially completed during the second quarter of 2016 and during the remainder of 2016 and into 2017 the Company continued with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies. The Company has financial obligations related to leased facilities of its former NATG business of approximately $61.0 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of June 30, 2017 the Company has a reserve of $19.4 million for these lease obligations. The reserves established consider the total lease obligations of $61.0 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. In the second quarter of 2017 the Company recorded additional reserves of approximately $3.4 million for these leased facilities, of which $0.2 million was recorded in continuing operations and $3.2 million was recorded in discontinued operations. The Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.   For the quarters ended June 30, 2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was $0.4 million and $0.6 million, respectively, and for the six months ended June 30, 2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was $0.4  million and $2.4 million, respectively. For the quarters ended June 30, 2017 and 2016, net sales of NATG included in discontinued operations was $0 and $(0.1) million, respectively, and for the six months ended June 30, 2017 and 2016, the net sales of NATG totaled $0 and $12.0 million, respectively. Net loss of NATG included in discontinued operations was $4.2 million and $5.4 million for the second quarter of 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 was $6.1 million and $21.6 million, respectively.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its European Technology Products Group (“ETG”) segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the German operations are presented within continuing operations in the condensed consolidated financial statements For the quarters ended June 30, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0 and $11.3 million, respectively, and net loss was $0.1 million and $0.8 million, respectively. For the six months ended June 30, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0 and $26.4 million, respectively, and net loss was $0.2 million and $1.8 million, respectively.

On December 31, 2016 the Company sold its rebate processing business which had been reported as part of its Corporate and Other (“Corporate”) segment.  As this disposition was also not a strategic shift with a major impact as defined under ASU 2014-08, prior year results of the rebate processing business are presented within continuing operations in the condensed consolidated financial statements.  For the quarter and six months ended June 30, 2016, net sales of the rebate processing business was $0.9 million and $1.9 million, respectively, and net loss was $0.6 million and $1.0 million for the three and six months ended June 30, 2016, respectively.

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

Our IPG and ETG segments sell dissimilar products.  Industrial products are generally higher in price, lower in volume and higher in product margin as compared to ETG products.  ETG products are generally higher in volume, lower in price and lower in product margin as compared to IPG products.  This results in higher operating margin for the IPG segment.  Each segment incurs specifically identifiable selling, distribution and administrative expenses, with the selling, distribution  and administrative expenses for the IPG segment being higher as a percentage of sales than those of the ETG segment as a result of the IPG segment having a longer selling cycle for its business customers than the ETG segment. Additionally, the IPG segment’s vendors generally do not provide significant funding to offset its marketing expenses. Within these product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

Industrial Products

IPG sells a wide array of MRO products which are marketed in North America.  Many of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks Global®, GlobalIndustrial.com®, Nexel®, Relius Elite®, Relius Solutions®, Interion® and Hercules®.  Industrial accounted for approximately 65% and 61% of our net sales for the three month periods ended June 30, 2017 and 2016, respectively, and approximately 64% and 60% of our net sales for the six month periods ended June 30, 2017 and 2016, respectively.

Europe Technology Products Group

ETG sells ICT products.  These products are marketed primarily in France and Belgium.  Substantially all of these products are manufactured by other companies. France accounted for approximately 35% and 36% (excluding sales of the sold Germany operations) of our net sales for the three month periods ended June 30, 2017 and 2016, respectively, and approximately 36% and 37% (excluding sales of the sold Germany operations) of our net sales for the six month periods ended June 30, 2017 and 2016, respectively.

Discontinued Operations

As disclosed above, the SARL Business and the NATG B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale in 2015 are presented in discontinued operations in the accompanying financial statements.  Total net sales for the discontinued operations were $0 million and $123.0 million for the three month periods ended June 30, 2017 and 2016, respectively, and approximately $117.0 and $278.1 million of our net sales for the six month periods ended June 30, 2017 and 2016, respectively.

See Note 2 and 6 to the Condensed Consolidated Financial Statements for additional financial information about our business segments as well as information about geographic operations.

Corporate and other

Corporate and other segment net sales accounted for 1% of our net sales for the six month period ended June 30, 2016.

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

The primary component of our operating expenses historically has been advertising expenses, both digital and catalog, as well as employee related costs, which includes items such as wages, commissions, bonuses, employee benefits and stock option expenses.

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

The Company intends to adopt the new guidance on January 1, 2018, with a cumulative effect adjustment to opening retained earnings, if necessary, under the modified retrospective approach. Currently, the Company recognizes revenue when title passes to customers. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue.  The Company also continues to evaluate the presentation of its principal versus agent arrangements.

The Company’s evaluation of its revenue streams and their treatment under  the new guidance is progressing and, although the implementation is not complete, the Company believes that the new guidance and related new recognition policies will not result in a significant change in the timing and presentation of recognizing its revenue.

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

Highlights from Q2 2017 and Year to Date Q2 2017

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•
Consolidated sales increased 5.1% to $313.0 million for the three month period ended June 30, 2017 compared to 2016 and increased 5.3% to $615.5 million for the six month period ended June 30, 2017 compared to 2016. On a constant currency basis, average daily sales increased 8.4% and 8.0% for the three and six month periods ended June 30, 2017 compared to 2016.

•
IPG sales grew 11.5% for the three and six month periods ended June 30, 2017 compared to 2016. On a constant currency basis, average daily sales grew 11.7% and 12.3% for the three and six month periods ended June 30, 2017 compared to 2016.

•	IPG operating income more than doubled in the three and six month periods ended June 30, 2017 compared to 2016.
•
ETG sales, consisting of France and the divested German operations, decreased 4.1% and 3.3% for the three and six month  periods ended June 30, 2017 compared to 2016.  On a constant currency basis, average daily sales increased 3.3% and 1.5% for the three and six month periods ended June 30, 2017 compared to 2016.  Sales in France increased 6.4% and 9.2% for the quarter and six month period ended June 30, 2017 compared to 2016 and on a constant currency basis, average daily sales increased 14.5% and 14.4% for the three and six month periods ended June 30, 2017 compared to 2016.

•
Consolidated operating income was $21.7 million for the three month period ended June 30, 2017 compared to $5.4 million in 2016 and was $34.1 million for the six month period ended June 30, 2017 compared to $8.5 million in 2016 .

GAAP Results of Operations

Three and Six Months Ended June 30, 2017 compared to the Three and Six Months Ended June 30, 2016

Key Performance Indicators* (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2017	2016	Change	2017	2016	Change
Net sales of continuing operations by segment:
IPG	$202.7	$181.8	11.5%	$392.9	$352.4	11.5%
ETG – continuing operations	110.3	115.0	(4.1)%	222.6	230.2	(3.3)%
Corporate and other	0.0	0.9	(100.0)%	0.0	1.9	(100.0)%
Consolidated net sales	$313.0	$297.7	5.1%	$615.5	$584.5	5.3%
Consolidated gross profit	$91.5	$78.0	17.3%	$173.3	$153.9	12.6%
Consolidated gross margin	29.2%	26.2%	3.0%	28.2%	26.3%	1.9%
Consolidated SG&A costs**	$69.8	$72.6	(3.9)%	$139.2	$145.4	(4.3)%
Consolidated SG&A costs** as a % of net sales	22.3%	24.4%	(2.1)%	22.6%	24.9%	(2.3)%
Operating income (loss) from continuing operations by segment:
IPG	$22.9	$8.6	166.3%	$35.4	$16.5	114.5%
ETG – continuing operations	5.7	2.9	96.6%	11.5	6.6	74.2%
Corporate and other	(6.5)	(5.5)	(18.2)%	(12.4)	(12.2)	(1.6)%
NATG – continuing operations	(0.4)	(0.6)	33.3%	(0.4)	(2.4)	83.3%
Consolidated operating income	$21.7	$5.4	301.9%	$34.1	$8.5	301.2%
Operating margin from continuing operations by segment:
IPG	11.3%	4.7%	6.6%	9.0%	4.7%	4.3%
ETG – continuing operations	5.2%	2.5%	2.7%	5.2%	2.9%	2.3%
NATG – continuing operations	NM	NM	NM	NM	NM	NM
Consolidated operating margin from continuing operations	6.9%	1.8%	5.1%	5.5%	1.5%	4.0%
Effective income tax rate	11.5%	46.5%	(35.0)%	14.0%	50.0%	(36.0)%
Net income from continuing operations	$19.3	$2.3	739.1%	$29.6	$3.8	678.9%
Net margin from continuing operations	6.2%	0.8%	5.4%	4.8%	0.7%	4.1%
Net loss from discontinued operations	$(5.5)	$(9.7)	43.3%	$(34.3)	$(28.5)	(20.4)%
*excludes discontinued operations (See Note 2 of Notes to Condensed Consolidated Financial Statements).
**includes special charges (See Note 5 of Notes to Condensed Consolidated Financial Statements).
NM – not meaningful

SYSTEMAX INC.
Supplemental Non-GAAP Continuing Operation Business Unit Summary Results – Unaudited (In millions)
Industrial Products Group
	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Sales	$202.7	$181.8	11.5%	$392.9	$352.4	11.5%
Average daily sales*	$3.2	$2.8	11.5%	$3.1	$2.7	12.4%
Gross profit	$73.3	$59.0	24.2%	$136.7	$115.9	17.9%
Gross margin	36.2%	32.5%		34.8%	32.9%
Operating income	$23.1	$8.8	162.5%	$36.0	$16.9	113.0%
Operating margin	11.4%	4.8%		9.2%	4.8%
European Technology Products Group (France)
	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Sales	$110.3	$103.7	6.4%	$222.6	$203.8	9.2%
Average daily sales*	$1.8	$1.6	11.7%	$1.8	$1.6	11.0%
Gross profit	$18.2	$17.5	4.0%	$36.6	$34.5	6.1%
Gross margin	16.5%	16.9%		16.4%	16.9%
Operating income	$5.8	$3.8	52.6%	$11.8	$8.6	37.2%
Operating margin	5.3%	3.7%		5.3%	4.2%
Corporate & Other[1,2]
	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Operating loss	$(6.1)	$(4.7)	(29.8)%	$(11.7)	$(10.7)	(9.3)%
Consolidated
	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Sales	$313.0	$285.5	9.6%	$615.5	$556.2	10.7%
Gross profit***	$91.5	$76.5	19.6%	$173.3	$150.4	15.2%
Gross margin	29.2%	26.8%		28.2%	27.0%
Operating income	$22.8	$7.9	188.6%	$36.1	$14.8	143.9%
Operating margin	7.3%	2.8%		5.98%	2.7%
*Percentages are calculated using sales data in hundreds of thousands.  In Q2 2017 IPG and France had 64 and 60 selling days, respectively, and for the first six months of 2017IPG and France had 128 and 125 selling days, respectively.  In Q2 2016, IPG and France had 64 and 63 selling days, respectively, and for the first six months of 2016 IPG and France had 129 and 127 selling days, respectively.In Q1 2017 IPG and France had 64 and 65 selling days respectively.  In Q1 2016, IPG and France had 65 and 64 selling days respectively.

1 On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”).  Pursuant to this transaction, the Company is winding down the remaining operations of NATG during 2017.  In the GAAP presentation, the retail operations which were discontinued by the Company prior to the transaction, along with allocations of common distribution and back office costs, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were sold (as well as the remaining retail operations that existed at the time of the transaction (and were subsequently discontinued by the Company) are presented as discontinued operations for all periods.  The non-GAAP results reflect the entire NATG segment as a discontinued operation for all periods presented as well as adjustments for non-recurring items, intangible amortization, equity compensation and a normalized effective tax rate in recurring operations.  On September 2, 2016 the Company closed on the sale of certain assets of its Misco Germany operation which has been reported as part of its European Technology Products Group. Prior and current year results of Germany have been eliminated in the non-GAAP presentation.  On December 31, 2016 the Company closed on the sale of its Afligo rebate processing business.  Prior and current year results of the rebate processing business have been eliminated in the non-GAAP presentation.  The Company believes that the non-GAAP presentation conveys additional more meaningful information to investors.  See accompanying GAAP reconciliation tables.  On June24, 2017 the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior and current year results of these divested businesses, along with the associated loss on the sale, have been classified as discontinued operations in both the GAAP and non-GAAP presentation.

2 Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on July 1, 2017. The second quarters of both 2017 and 2016 included 13 weeks and the first six months of both 2017 and 2016 included 26 weeks.

 *** During Q2 2017, the Company decided to amend its presentation of certain costs associated with operating our Distribution Centers as well as costs associated with our Purchasing and Product Development Teams.  Historically these costs have been included as a component of costs of goods sold.   We are now including those costs as a component of Selling, Distribution, and Administrative Expenses.   This change is reflected in current and prior year periods and is not a restatement of any amounts, rather, an amendment to the presentation of these costs to better align with the Company’s MRO-oriented peer group in North America.

Reconciliation of Segment GAAP Operating Income (Loss) from Continuing Operations to Non-GAAP Operating Income (Loss) from Continuing Operations – Unaudited
(In millions)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Industrial Products	$22.9	$8.6	$35.4	$16.5
Technology Products - Europe	5.7	2.9	11.5	6.6
Technology Products - NA	(0.4)	(0.6)	(0.4)	(2.4)
Corporate and Other	(6.5)	(5.5)	(12.4)	(12.2)
GAAP operating income	21.7	5.4	34.1	8.5

Non-GAAP adjustments:
Industrial Products:
Intangible asset amortization	0.2	0.1	0.5	0.2
Stock based and other special compensation	0.0	0.1	0.1	0.2
Total Non-GAAP Adjustments – Industrial Products	0.2	0.2	0.6	0.4

Technology Products - Europe:
Reverse results of Germany included in GAAP continuing operations	0.1	0.8	0.2	1.8
Intangible asset amortization	0.0	0.1	0.1	0.2
Total Non-GAAP Adjustments: Technology Products Europe	0.1	0.9	0.3	2.0

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	0.4	0.6	0.4	2.4
Total Non-GAAP Adjustments: Technology Products NA	0.4	0.6	0.4	2.4

Corporate and Other:
Reverse results of Afligo included in GAAP continuing operations	0.0	0.6	0.0	1.0
Stock based compensation	0.4	0.2	0.7	0.5
Total Non-GAAP Adjustments: Corporate and Other	0.4	0.8	0.7	1.5

Industrial Products	23.1	8.8	36.0	16.9
Technology Products- Europe	5.8	3.8	11.8	8.6
Technology Products- NA	0.0	0.0	0.0	0.0
Corporate and Other	(6.1)	(4.7)	(11.7)	(10.7)
Non-GAAP operating income	$22.8	$7.9	$36.1	$14.8

Management’s discussion and analysis that follows will include IPG, ETG, Corporate and Other and discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS

The IPG segment net sales benefited during the second quarter and year to date of 2017 from strong performance in all core categories, such as material handling and storage in the US, and led by sales of our in stock and ready to ship items. IPG net sales also benefited from above market growth in its Canada business which also grew across most categories.  U.S. revenue was up 11.5% in the quarter and 11.2% for the six month period ended June 30, 2017 compared to 2016 while Canada sales were up approximately 15.6% and 18.5% on a constant currency basis for the quarter and six month period ended June 30, 2017 compared to 2016.  On a constant currency basis, average daily sales increased 11.7% for the second quarter of 2017, an improvement over the first quarter of 2017, and 12.3% for the six month period ended June 30, 2017 compared to 2016.

ETG segment net sales decrease for the three and six month period ended June 30, 2017 is attributable to the divestiture of the Germany operations in 2016 which recorded revenues of $11.3 million and $26.4 million in the second quarter of 2016 and year to date 2016, respectively, and none in 2017. Net sales in France increased 6.4% and 9.2% in the second quarter and year to date 2017, respectively, with solid growth across all of its customer segments, led by key large accounts. On a constant currency basis, ETG net sales increased 9.0% for the three month period ended June 30, 2017 and 4.8% for the six month period ended June 30, 2017.  On a constant currency basis excluding the Germany operations, net sales increased 9.0% for the three month period ended June 30, 2017 and increased 12.6% for the six month period ended June 30, 2017 compared to 2016. Our France operations had 60 selling days in the second quarter of 2017 compared to 63 days in the second quarter of 2016.   On a constant currency basis, average daily sales in France grew 14.5% and 14.4% in the quarter and year to date periods ended June 30, 2017, respectively.

The Corporate and other segment sales segment net sales decrease for the three and six month period ended June 30, 2017 is attributable to the divestiture of the rebate processing business in 2016.

GROSS MARGIN

Gross margin is dependent on variables such as product mix, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, free freight and freight discounting arrangements and other variables, any or all of which may result in fluctuations in gross margin.  In the second quarter of 2017 and for all periods presented, the presentation of expenses associated with the cost of warehouse operations as well as with Purchasing and Product Development personnel were modified to be reflected within Selling, Distribution, and Administrative expenses, rather than as a component of cost of sales as historically have been presented.

The IPG segment gross margin improved 370 basis points in the second quarter of 2017 from the second quarter of 2016  reflecting a shift in product mix between stocking and drop shipping, strategic price increases across core product offering, lower discounting associated with a greater increase in sales from our various e-commerce channels, improvement in freight margins based upon improved utilization of our nationwide distribution network and in the second quarter of 2016 a negative inventory adjustment of $1.7 million was identified when converting warehouse management systems. In addition, as previously stated, the presentation of certain warehouse, purchasing and product development expenses have been modified to be reflected in SD&A expenses.  For the second quarter and year to date 2017, these costs were approximately $9.8 milllion and $19.9 million, respectively, compared to $9.1 million and $17.4 million for the second quarter and year to date 2016.  The IPG segment gross margin improved 190 basis points for year to date 2017 compared to year to date 2016 reflecting the favorable sales mix, strategic pricing, improved freight margins and the negative inventory adjustment of $1.7 million recognized in the second quarter of 2016 which had been identified when converting warehouse management systems.

The ETG segment gross margin increased 30 basis points in the second quarter of 2017 reflecting a shift in customer mix and the divestiture of Germany operations in 2016.  ETG segment gross margin, excluding the Germany operations, decreased 40 basis points in the second quarter of 2017 and 50 basis points for year to date 2017 reflecting a product mix more weighted toward client devices that carry lower margins as well as a shift in customer mix. In addition, the presentation of certain warehouse, purchasing and product development expenses have been modified to be reflected in SD&A expenses.  For the second quarter and year to date 2017, these costs were approximately $1.0 million and $1.9 million, respectively, compared to $0.9 million and $1.9 million for the second quarter and year to date 2016.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”), EXCLUDING SPECIAL CHARGES

Within the second quarter of 2017 and for all periods presented, the presentation of expenses associated with the cost of warehouse operations as well as with Purchasing and Product Development personnel were modified to be reflected within Selling, Distribution, and Administrative expenses, rather than as a component of cost of sales as historically have been presented.

The IPG segment SD&A costs as a percentage of sales improved in the second quarter of 2017 as compared to the second quarter of 2016 as a result of improved leverage across significant cost areas such as marketing, salaries and related expenses, general operating expenses and the initial cost benefit of a more streamlined employee base. In total the IPG segment decreased SD&A by 280 basis points in the second quarter of 2017 compared to the second quarter of 2016. A driver of the overall decrease in the quarter was a decrease in internet advertising spend of approximately $1.2 million and reduced credit card chargebacks offset by increased costs for temporary help/recruitment of $0.4 million and telephone expenses of $0.4 million.

The IPG segment SD&A costs as a percentage of sales improved for the six month period ended June 30, 2017 as a result of improved leverage across significant cost areas such as marketing, salaries and related expenses, general operating expenses and the cost benefit of a more streamlined employee base. In total the IPG segment decreased SD&A by 240 basis points compared to 2016.  IPG incurred increased salary and temporary help expenses of approximately $1.9 million, increased contract services, rent and related costs of approximately $0.6 million and increased depreciation expense of $0.3 million for the six month period ended June 30, 2017 offset by savings in internet advertising spend of $0.8 million.

The ETG segment SD&A costs as a percentage of sales improved 240 basis points in the second quarter of 2017 as compared to the second quarter of 2016 as a result of leverage of fixed costs related to revenue and volume growth and the divestiture of the Germany operations in 2016.  Excluding the Germany operations, SD&A costs as a percentage of sales improved 210 basis points compared to 2016.  Of this improvement 140 basis points was related to a one time contract settlement charge in the second quarter of 2016 of $1.4 million. Other savings of $0.7 million result from the elimination of shared service center charges as a result of the divesture of the SARL businesses, partially offset by increased salary and related costs of $0.5 million as those positions are moved back in country. The sale of the SARL Businesses requires ETG to replace with in country personnel the functions handled by the shared service center in Hungary that was part of the SARL sale.

The ETG segment SD&A costs as a percentage of sales improved 190 basis points for the six month period ended June 30, 2017 as a result of leverage of fixed costs related to revenue and volume growth and the divestiture of the Germany operations in 2016.  Excluding the Germany operations, SD&A costs as a percentage of sales improved 160 basis points compared to 2016.  Of this improvement 70 basis points was related to a one time contract settlement charge in the second quarter of 2016 of $1.4 million. Other savings of $0.8 million result from the elimination of shared service center charges as a result of the divesture of the SARL businesses, partially offset by increased salary and related costs of $0.9 million as those positions are moved back in country. The sale of the SARL Businesses requires ETG to replace with in country personnel the functions handled by the shared service center in Hungary that was part of the SARL sale.

Corporate and other segment costs increased approximately $2.0 million in the second quarter of 2017 as compared to the second quarter of 2016 primarily related to increased incentive compensation costs and legal fees of approximately $1.7 million partially offset by the reduction in costs resulting from the sale of the rebate processing business in December 2016.  Corporate and other segment costs increased approximately $0.6 million for the six month period ended June 30, 2017 related to increased incentive compensation costs and legal and professional fees of $0.9 million offset by savings in temporary help and depreciation costs of approximately $0.3 million.

SPECIAL CHARGES

During the second quarter of 2017, the Company’s NATG segment incurred special charges in continuing operations and discontinued operations of approximately $0.2 million and $3.5 million, respectively. These charges related to approximately $0.2 million of charges related to updating our future lease cash flows related to previously exited retail stores, which are recorded in continuing operations, and $3.2 million recorded within discontinued operations related to the distribution center and NATG corporate headquarters and $0.3 million related to ongoing restitution proceedings against certain former NATG executives.  Total NATG segment special charges recorded within continuing operations and discontinued operations for six months ended June 30, 2017 totaled $4.3 million. These charges include $3.7 million related to updating our future lease cash flows and $0.6 million related to the ongoing restitution proceedings against certain former NATG executives. All of the previously mentioned NATG charges will require the use of cash.

The Company incurred additional costs related to the sale of the SARL businesses, in the second quarter of 2017, which are included within discontinued operations totaling $0.9 million. These included $0.3 million of severance and other personnel costs, $0.3 million of accelerated depreciation charges and $0.3 million of additional legal, professional and other costs.  For the six months ended June 30, 2017, the Company recorded $24.2 million of costs, all of which were recorded within discontinued operations, and were primarily related to the loss recorded on the sale of the SARL Businesses. Charges related to the sale included $14.4 million in write offs of cumulative translation adjustments, $8.2 million of net asset write offs, $1.0 million in legal, professional and other costs, $0.3 million of severance and other personnel costs and $0.3 million of accelerated depreciation charges. Of these charges approximately $1.3 million require the use of cash.

The Company expects that total additional charges related to the sale of the SARL Businesses after this quarter will be between $1.0 million and $2.0 million. These charges will be presented in discontinued operations. Additional charges may be incurred in the discontinued SARL Businesses related to certain vendor guarantees, provided by the Company, which have a remaining balance as of June 30, 2017 of approximately $0.6 million. These guarantees were revoked by the Company at closing, but remained effective through closing and through a subsequent notice period. Other charges may arise related to statutory tax indemnities given at closing. The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and Purchaser has pledged certain collateral to assure payment.

The Company expects that total additional charges related to the discontinued NATG business after this quarter will be between $1.0 million and $2.0 million which will also be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities as they are settled or sublet (see Note 1 to the accompanying financial statements) and any changes in estimates related to the collection of remaining accounts receivable. Most of these anticipated costs will require the use of cash.

The Company’s NATG segment incurred special charges during the second quarter of 2016 of approximately $1.7 million, of which $0.3 million is included in continuing operations and $1.4 million is included in discontinued operations.  Charges incurred included approximately $2.8 million for lease termination and other exit costs for the closing of the NATG corporate headquarters, approximately $0.1 million of professional costs related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida offset by approximately $1.1 million benefit related to the settlement of vendor obligations and $0.1 million benefit from reversal of previously accrued severances.

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

OPERATING MARGIN

IPG’s operating margin for the three month period ended June 30, 2017 increased over 650 basis points and for the six month period ended June 30, 2017 increased 430 basis points over 2016. The increase was driven by the increased sales volume as the segment leveraged its cost structure, improved freight and product gross margins as the segment utilized its broad distribution network more efficiently and realized benefits from a previously announced headcount reduction and cost savings related to decreased internet advertising spend and reduced credit card chargebacks offset by increased costs for temporary help/recruitment and telephone expenses.

ETG’s operating margin for the three month period ended June 30, 2017 increased by 270  basis points and for the six month period ended June 30, 2017 increased 230 basis points over 2016. The increase was driven by leverage of ETG’s cost structure as revenues grew in 2017 as well as the elimination of Germany operating losses which were $0.8 million and $1.8 million, respectively, for the second quarter and year to date 2016  as the result of the sale of that business in September 2016.  Excluding the Germany operations, operating margin increased over 170 basis points and 120 basis points over 2016 for the three and six month period ended June 30, 2017, respectively.

The increase in Corporate and other expenses for the quarter and year to date primarily resulted from the increased incentive compensation costs and legal and professional fees offset by the sale of the rebate business in December 2016.

Consolidated operating margin for the second quarter of 2017 and 2016 was impacted by special charges recorded in continuing operations of $0.2 million and $0.3 million, respectively and $0.2 million and $1.9 million for the six month periods ended June 30, 2017 and 2016, respectively.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was approximately $0.1 million income and $1.1 million expense in the second quarter of 2017 and 2016, respectively, and is primarily attributable to fluctuation in exchange rates. Interest and other (income) expense, net from continuing operations was $0.3 million income and $0.9 million expense for the six months ended 2017 and 2016, respectively and is primarily attributable to fluctuation in exchange rates.

INCOME TAXES

In the first six months of 2017 the Company reported income taxes in continuing operations of approximately $4.8 million related to its France and India operations as well as tax expense for certain U.S. states. For U.S. federal tax purposes and for Canadian tax purposes, the Company has full valuation allowances against its deferred tax assets, including its significant net operating losses, and no benefit for loss is recorded. Additionally, no U.S. or Canada federal tax will be paid until the net operating losses are utilized.

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

Selected liquidity data (in millions):

	June 30, 2017	December 31, 2016	$ Change
Cash	$159.8	$149.7	$10.1
Accounts receivable, net	$161.8	$148.6	$13.2
Inventories	$122.6	$116.7	$5.9
Prepaid expenses and other current assets	$5.0	$3.9	$1.1
Accounts payable	$175.1	$181.3	$(6.2)
Accrued expenses and other current liabilities	$57.5	$49.2	$8.3
Working capital	$216.6	$186.2	$30.4

Our working capital increased due to the net income from continuing operations and a reduction in accounts payable balances.  Accounts receivable days outstanding were 46.8 in 2017 compared to 41.1 in 2016. This trend reflects the higher proportion of our sales coming from B2B channels, where most customers do business with us on an open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards. Inventory turns were 7.7 in 2017 and 11.3 in 2016.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Net cash provided by continuing operations was $22.4 million resulting from changes in our working capital accounts, which used $11.6 million in cash compared to $42.2 million used in 2016, primarily the result of the settlement of open accounts payable balances. Cash generated from net income adjusted by other non-cash items provided $34.0 million compared to $8.4 million provided by these items in 2016, primarily related to the net income from continuing operations in 2017. Net cash used in operating activities from discontinued operations was $6.7 million and $13.6 million for the six months ended June 30, 2017 and 2016, respectively.

Net cash used in investing activities from continuing operations totaled $1.7 million and included warehouse pick modules and mobile sales application software for the IPG segment.  Net cash used in investing activities in 2016 totaled $1.2 million and included information and communications systems hardware and software, leasehold improvements and lift trucks for inventory and warehousing functions for IPG and ETG.  Net cash used in investing activities from discontinued operations was $0.1 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

Net cash used in financing activities totaled $5.4 million and included approximately $5.5 million for dividends paid, $0.1 million used to repay outstanding capital lease obligations, $0.3 million used to repurchase treasury stock offset by $0.5 million from proceeds from stock option exercises.  In 2016, we repaid approximately $0.2 million of capital lease obligations.

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution which has a five year term, maturing on October 28, 2021.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of June 30, 2017, eligible collateral under the credit agreement was $76.5 million, total availability was $73.2 million, total outstanding letters of credit were $3.0 million, excess availability was $70.2 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of June 30, 2017.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at June 30, 2017 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, distribution and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales.  Unusual gains or expense items, such as special (gains) charges and settlements, may impact earnings and are separately disclosed.  We expect that past performance may not be indicative of future performance due to the competitive nature of our business segments where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have minimal debt.

We anticipate cash needs to support our working capital requirements in our business, completing the wind-down activities of the NATG and SARL Businesses, funding the recently declared and any future dividends, implementing new inventory and warehouse functions in North America, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, and funding acquisitions.  Additional charges may be incurred in the discontinued SARL Businesses related to certain vendor guarantees, provided by the Company, which have a remaining balance as of June 30, 2017 of approximately $0.6 million. These guarantees were revoked by the Company at closing, but remained effective through closing and through a subsequent notice period. Other charges may arise related to statutory tax indemnities given at closing. The Company maintains complete indemnification from the Purchaser related to the vendor guarantees and Purchaser has pledged certain collateral to assure payment.

The Company has financial obligations related to leased facilities of its former NATG business of approximately $61.0 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of June 30, 2017 the Company has a reserve of $19.4 million for these lease obligations. The reserves established consider the total lease obligations of $61.0 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. In the second quarter of 2017 the Company recorded additional reserves of approximately $3.4 million for these leased facilities, of which $0.2 million was recorded in continuing operations and $3.2 million was recorded in discontinued operations. The Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.

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

We maintain our cash primarily in money market funds or their equivalent.  As of June 30, 2017, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At June 30, 2017 cash balances held in foreign subsidiaries totaled approximately $29.9 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis.  The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company.  The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions.  The Company had in excess of $200 million of liquidity (cash and undrawn line of credit) in the U.S. as of June 30, 2017, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The following table updates the contractual obligations of the Company for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of June 30, 2017 to reflect the March 2017 sale of the SARL Businesses:  (in millions):

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2017 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of June 30, 2017, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and  proceedings which may include commercial, employment, customer, personal injury and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are  handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or  indemnification concerning intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 41 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2017 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

SYSTEMAX INC.

Date: August 8, 2017	By:	/s/ Lawrence Reinhold

President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: August 8, 2017	By:	/s/ Thomas Clark

Vice President and Chief Financial Officer