Form 10-Q
period 2017-09-30
SYSTEMAX INC
filed 2017-11-07
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock as of October 27, 2017 was 37,071,581.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	September 30, 2017	December 31, 2016
ASSETS:
Current assets:
Cash	$176.0	$149.7
Accounts receivable, net	164.5	148.6
Inventories	122.9	116.7
Prepaid expenses and other current assets	5.1	3.9
Current assets of discontinued operations	—	92.3
Total current assets	468.5	511.2

Property, plant and equipment, net	15.1	16.4
Deferred income taxes	2.8	4.2
Goodwill and intangibles	14.7	15.7
Other assets	1.6	1.5
Long term assets of discontinued operations	—	17.1
Total assets	$502.7	$566.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$178.8	$181.3
Accrued expenses and other current liabilities	63.1	49.2
Current liabilities of discontinued operations	—	94.5
Total current liabilities	241.9	325.0
Deferred income tax liability	0.3	0.3
Other liabilities	25.0	24.3
Long term liabilities of discontinued operations	—	2.1
Total liabilities	267.2	351.7

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	0.4	0.4
Additional paid-in capital	186.1	185.5
Treasury stock	(22.1)	(23.9)
Retained earnings	70.5	73.1
Accumulated other comprehensive income (loss)	0.6	(20.7)
Total shareholders’ equity	235.5	214.4
Total liabilities and shareholders’ equity	$502.7	$566.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$319.3	$290.2	$934.8	$874.7
Cost of sales	229.7	214.5	671.9	645.1
Gross profit	89.6	75.7	262.9	229.6
Selling, distribution & administrative expenses	71.5	70.9	210.5	214.4
Special charges	0.1	1.7	0.3	3.6
Operating income from continuing operations	18.0	3.1	52.1	11.6
Interest and other (income) expense, net	0.3	0.4	—	1.3
Income from continuing operations before income taxes	17.7	2.7	52.1	10.3
Provision for income taxes	3.6	1.1	8.4	4.9
Net income from continuing operations	14.1	1.6	43.7	5.4
Loss from discontinued operations, net of tax	(2.8)	(7.4)	(37.1)	(35.9)
Net income (loss)	$11.3	$(5.8)	$6.6	$(30.5)

Basic and diluted EPS:
Net income per share from continuing operations-basic	$0.38	$0.04	$1.18	$0.15
Net income per share from continuing operations-diluted	$0.37	$0.04	$1.17	$0.15
Net loss per share from discontinued operations-basic and diluted	$(0.08)	$(0.20)	$(1.00)	$(0.97)

Weighted average common and common equivalent shares:
Basic	37.0	37.2	37.0	37.2
Diluted	37.7	37.2	37.4	37.2

Dividends declared and paid	$0.10	$0.05	$0.25	$0.05

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$11.3	$(5.8)	$6.6	$(30.5)
Other comprehensive income (loss):
Foreign currency translation	2.1	0.1	6.9	(1.1)
Total comprehensive income (loss)	$13.4	$(5.7)	$13.5	$(31.6)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Income from continuing operations	$43.7	$5.4
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3.8	3.8
Other non-cash benefit	—	(0.4)
Provision for returns and doubtful accounts	1.1	3.0
Compensation expense related to equity compensation plans	1.1	1.2
Provision for deferred taxes	0.5	—
Gain on disposition and abandonment	(0.1)	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	(7.0)	26.6
Inventories	(1.9)	25.9
Prepaid expenses and other current assets	(0.4)	4.0
Income taxes payable	2.7	0.3
Accounts payable	(11.9)	(95.2)
Accrued expenses, other current liabilities and other liabilities	11.1	(5.0)
Net cash provided by (used in) operating activities from continuing operations	42.7	(30.9)
Net cash used in operating activities from discontinued operations	(9.3)	(27.2)
Net cash provided by (used in) operating activities	33.4	(58.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.6)	(2.1)
Proceeds from disposals of property, plant and equipment	0.1	0.6
Net cash used in investing activities from continuing operations	(1.5)	(1.5)
Net cash used in investing activities from discontinued operations	(0.1)	(0.8)
Net cash used in investing activities	(1.6)	(2.3)

Cash flows from financing activities:
Dividends paid	(9.2)	(1.9)
Proceeds from issuance of common stock	1.6	—
Repurchase of treasury shares	(0.3)	—
Repayments of capital lease obligations	(0.1)	(0.3)
Net cash used in financing activities	(8.0)	(2.2)

Effects of exchange rates on cash	2.5	(0.1)

Net increase (decrease) in cash	26.3	(62.7)
Cash – beginning of period	149.7	215.1
Cash – end of period	$176.0	$152.4

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$0.3	$—
See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2017	36,924	$0.4	$185.5	$(23.9)	$73.1	$(20.7)	$214.4
Stock-based compensation expense			1.1				1.1
Issuance of restricted stock	52		(0.7)	0.7			—
Restricted stock withheld for employee taxes	(22)		—	(0.3)			(0.3)
Proceeds from issuance of common stock	117		0.2	1.4			1.6
Dividends paid					(9.2)		(9.2)
Discontinued European entities cumulative translation adjustment						14.4	14.4
Change in cumulative translation adjustment						6.9	6.9
Net income					6.6		6.6

Balances, September 30, 2017	37,071	$0.4	$186.1	$(22.1)	$70.5	$0.6	$235.5

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly-owned subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted.  All significant intercompany accounts and transactions have been eliminated in consolidation.  As previously disclosed in the second quarter of 2017 and for all periods presented, the Company modified the presentation of certain costs associated with operating our distribution centers as well as with our Purchasing and Product Development personnel.  Historically these costs had been included as a component of cost of sales and are now included within Selling, Distribution, and Administrative expenses (“SD&A”).  For the third quarter ended September 30, 2016, the costs reclassified from cost of sales to SD&A, included within continuing operations, was $9.7 million and for the nine months ended September 30, 2017 and 2016 the costs were $21.8 million and $29.1 million, respectively.

On March 24, 2017, certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”).  Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which includes its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The SARL businesses were reported within the Company's European Technology Products Group ("ETG") segment. The transaction closed immediately upon execution of the Purchase Agreement.

The Company retained its France technology value added reseller business, which is conducted through its subsidiary, Inmac Wstore S.A.S., which was not part of the sale transaction.

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, HUK 77 Limited, which is being accounted for on the cost method, to which no value was ascribed, a $3.3 million note receivable ($2.2 million balance at September 30, 2017 which is currently in default and the subject of dispute with the Purchaser) and will provide limited transition services to Purchaser through December 19, 2017 under a transition services agreement. The note receivable is included in accounts receivable, net in the Condensed Consolidated Balance Sheet at September 30, 2017. Additional charges may be incurred in the discontinued SARL Businesses related to disputed statutory tax indemnities given at closing. In October 2017, Misco UK Ltd. ("Misco UK"), one of the companies included in the sold SARL Businesses, was entered into administration insolvency proceedings in the UK. The Company's rights under the Purchase Agreement and the note receivable relate to the Purchaser and other affiliated entities which are not subject to such proceedings. Further, the note receivable is secured by the guaranty of Misco UK and certain marketable UK real estate collateral. The Company does not anticipate any material adverse effect on the Company due to the insolvency of Misco UK.

The sale of the SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,  which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.   Under ASU 2014-8 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements. For the third quarter ended September 30, 2017 and 2016, net sales of the SARL businesses included in discontinued operations totaled $0 and $124.6 million, respectively, and for the nine months ended September 30, 2017 and 2016, net sales included in discontinued operations totaled $117.0 million and $390.7 million, respectively. Net loss of the SARL businesses included in discontinued operations for the third quarter ended September 30, 2017 and 2016 totaled $0.2 million and $7.1 million, respectively, and for the nine months ended September 30, 2017 and 2016, net loss included in discontinued operations totaled $28.4 million and $14.0 million, respectively.

As disclosed in our Form 10-K for the fiscal year 2015, on December 1, 2015, the Company sold its North American Technology group operating businesses (“NATG”) and began the wind-down of its remaining NATG operations.  The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria as defined under

ASU 2014-8. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying condensed consolidated financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the former operations of NATG are now reported both within continuing operations and discontinued operations.  The wind-down of NATG operations was substantially completed during the second quarter of 2016 and the Company continues with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies. For the quarters ended September 30, 2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was $0.3 million and $0, respectively, and for the nine months ended September 30, 2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was $0.7 million and $2.4 million, respectively. For the quarters ended September 30, 2017 and 2016, there were no net sales of NATG included in discontinued operations and for the nine months ended September 30, 2017 and 2016, the net sales of NATG totaled $0 and $12.0 million, respectively.  Net loss of NATG included in discontinued operations was $2.6 million and $0.3 million for the third quarter of 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016 was $8.7 million and $21.9 million, respectively. The Company has financial obligations related to leased facilities of its former NATG business of approximately $57.0 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of September 30, 2017, the Company has a reserve of $17.2 million for these lease obligations. The reserves established consider the total lease obligations of $57.0 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams.  In the third quarter of 2017 the Company recorded additional reserves of approximately $0.1 million for these leased facilities, all of which was recorded in continuing operations. The Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.

On September 2, 2016, the Company sold certain assets of its Misco Germany operations which had been reported as part of its ETG segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-8, prior and current year results of the German operations are presented within continuing operations in the condensed consolidated financial statements.  For the quarters ended September 30, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0 and $7.5 million, respectively, and net loss was $0.1 million and $3.0 million, respectively. For the nine months ended September 30, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0 and approximately $33.9 million, respectively, and net loss, excluding intercompany charges, was $0.3 million and $4.8 million, respectively.

On December 31, 2016, the Company sold its rebate processing business which had been reported as part of its Corporate and Other (“Corporate”) segment.  As this disposition was also not a strategic shift with a major impact as defined under ASU 2014-8, prior year results of the rebate processing business are presented within continuing operations in the condensed consolidated financial statements.  For the quarter and nine months ended September 30, 2016, net sales of the rebate processing business was $0.9 million and $2.8 million, respectively, and net loss was $0.7 million and $1.7 million, respectively.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2017 and the results of operations for the three and nine month periods ended September 30, 2017 and 2016, statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2017 and 2016, cash flows for the nine month periods ended September 30, 2017 and 2016 and changes in shareholders’ equity for the nine month period ended September 30, 2017.  The December 31, 2016 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The current and long term assets and the current and long term liabilities of the SARL Businesses are classified in discontinued operations in the accompanying condensed consolidated balance sheet for 2016.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2016 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  The results for the nine month period ended September 30, 2017 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarter ended on September 30, 2017.  The third quarters of both 2017 and 2016 included 13 weeks and the nine months of both 2017 and 2016 included 39 weeks.

2.	Discontinued Operations

As detailed above, for 2017 and prior year periods the Company’s discontinued operations include the results of the SARL Businesses sold in March 2017 and the NATG business sold in December 2015.  Total special charges incurred in the third quarter totaled approximately $0.3 million related to the discontinued SARL businesses which incurred additional $0.2 million of costs related to a transitional services agreement and NATG discontinued operations incurred $0.1 million related to the ongoing restitution proceedings against certain former NATG executives. For the nine months ended September 30, 2017, total special charges incurred were $28.6 million. The combined loss on the sale of the SARL Businesses totaled $24.4 million, which included an $8.2 million loss on the sale of net assets, $14.4 million of translation adjustments, $1.0 million of legal, professional and other costs, $0.3 million of severance and other personnel costs and $0.5 million of costs related to a transitional services agreement were recorded. In addition, NATG discontinued operations incurred approximately $3.5 million of special charges primarily related to updating our future lease cash flows and $0.7 million related to the ongoing restitution proceedings previously mentioned. Below is a summary of the impact on net sales, net loss and loss per share from discontinued operations for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$0.0	$124.6	$117.0	$402.7
Cost of sales	—	111.5	102.9	356.8
Gross profit	0.0	13.1	14.1	45.9
Selling, distribution & administrative expenses	2.4	20.3	22.4	73.5
Special charges	0.3	(0.3)	28.6	9.0
Operating loss from discontinued operations	(2.7)	(6.9)	(36.9)	(36.6)
Interest and other income, net	0.3	—	0.8	(1.1)
Loss from discontinued operations before income taxes	(3.0)	(6.9)	(37.7)	(35.5)
Provision for (benefit from) income taxes	(0.2)	0.5	(0.6)	0.4
Net loss from discontinued operations	$(2.8)	$(7.4)	$(37.1)	$(35.9)
Net loss per share – basic and diluted	$(0.08)	$(0.20)	$(1.00)	$(0.97)

3.	Net Income (Loss) per Common Share

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

The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was a de minimis number of shares and 1.3 million shares for the three months ended September 30, 2017 and 2016, respectively, and 0.2 million shares and 1.3 million shares for the nine months ended September 30, 2017 and 2016, respectively, due to their antidilutive effect.

4.	Credit Facilities

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2017, eligible collateral under the credit agreement was $79.5 million, total availability was $73.9 million, total outstanding letters of credit were $2.9 million, total excess availability was $71.0 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of September 30, 2017.

5.	Special Charges

During the third quarter of 2017, the Company’s NATG segment incurred special charges in continuing and discontinued operations of approximately $0.2 million. These charges related to approximately $0.1 million for updating our future lease cash flows expectations related to previously exited retail stores, which are recorded in continuing operations and $0.1 million related to ongoing restitution proceedings against certain former NATG executives recorded within discontinued operations.  Total NATG segment special charges, recorded within continuing operations and discontinued operations, for the nine months ended September 30, 2017 totaled $4.5 million.  These charges include $3.8 million for updating our future lease cash flows expectations and $0.7 million related to the ongoing restitution proceedings against certain former NATG executives. All of the previously mentioned NATG charges required or will require the use of cash.

The Company incurred additional costs related to the discontinued operations of the SARL Businesses, in the third quarter of 2017, of $0.2 million related to a transitional services agreement. For the nine months ended September 30, 2017, the Company recorded $24.4 million of costs, all of which were recorded within discontinued operations, and were primarily related to the loss recorded on the sale of the SARL Businesses. Charges related to the sale included $14.4 million in write offs of cumulative translation adjustments, $8.2 million of net asset write offs, $1.0 million in legal, professional and other costs, $0.3 million of severance and other personnel costs and $0.5 million of costs related to a transitional services agreement. Of these charges, approximately $1.3 million required the use of cash.

The Company expects that total additional charges related to the sale of the SARL Businesses after this quarter will be between $1.0 million and $1.5 million, which will be presented in discontinued operations. Additional charges may be incurred in the discontinued SARL Businesses related to disputed statutory tax indemnities given at closing.

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

The following table details the associated liabilities related to the ETG segment’s severance and other costs recorded within discontinued operations for the nine months ended September 30, 2017, the NATG segment’s lease liabilities and other costs and other restructuring charges that remain for the sale of Germany in the prior year that is included in continuing operations (in millions):

	ETG-Severance and other costs	ETG – Lease liabilities and other costs	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2017	$—	$1.2	$19.3	$20.5
Charged to expense	0.3	—	3.8	4.1
Paid or otherwise settled	(0.3)	—	(5.9)	(6.2)
Balance September 30, 2017	$—	$1.2	$17.2	$18.4

6.	Segment Information

The Company operates and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”).   Smaller business operations and corporate functions (ie:  the divested Afligo rebates business) are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).  As previously stated, on March 24, 2017 the Company sold its SARL Businesses and its continuing ETG operations now only include those in France. Prior year comparatives will include France, and the divested German operations which was sold in September 2016.

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

The IPG and ETG segments sell dissimilar products.  IPG products are generally higher in price, lower in volume and higher in product margin.  ETG products are generally higher in volume, lower in price and lower in product margin as compared to IPG.  This results in higher operating margin for the IPG segment.  Each segment incurs specifically identifiable selling, distribution and administrative expenses, with the selling, distribution  and administrative expenses for the IPG segment being higher as a percentage of sales than those of the ETG segment as a result of the IPG segment having a business model requiring greater advertising expenditures than the ETG segment, as well as having increased distribution expenses related to the nature of the larger products that are often shipped Less than Truckload (“LTL”). Additionally, the IPG segment’s vendors generally provide less funding to offset its marketing expenses.Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions).  NATG which was previously its own reportable segment is included below for operating losses that remain in continuing operations, primarily related to the wind-down of certain leases that continue to be included in its own segment as noted below.

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net sales:
IPG	$204.4	$187.4	$597.3	$539.8
ETG	114.9	101.9	337.5	332.1
Corporate and other	—	0.9	—	2.8
Consolidated	$319.3	$290.2	$934.8	$874.7

Operating income (loss):
IPG	$19.8	$8.3	$55.2	$24.8
ETG	5.3	0.1	16.8	6.7
NATG – continuing operations	(0.3)	—	(0.7)	(2.4)
Corporate and other expenses	(6.8)	(5.3)	(19.2)	(17.5)
Consolidated	$18.0	$3.1	$52.1	$11.6

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net sales:
United States	$196.3	$181.4	$573.5	$522.4
France	114.9	94.4	337.5	298.2
Other Europe	—	7.5	—	33.9
Other North America	8.1	6.9	23.8	20.2
Consolidated	$319.3	$290.2	$934.8	$874.7

Revenue is attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At September 30, 2017 and 2016, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.   The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

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

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, customer,  personal injury, creditors rights and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are  handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 17 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. Service of process has not been effected as the parties discuss resolution. The matter is at a very early stage and the Company is assessing the claims and its defenses; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2017 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are based on management’s estimates, assumptions and projections and are not guarantees of future performance.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our exit from and winding down of our NATG and SARL Businesses, financing needs, compliance with financial covenants in loan agreements, fluctuations in economic conditions and exchange rates, including factors impacting our international operations, plans for acquisitions or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; the risks related to cyber-liability that may result from hacking and other events involving unauthorized access to our systems and information, including customer information; the Company’s management information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays  have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us; general economic conditions will continue to impact our business; technological change, such as the effect of mobile devices and cloud technologies and services, on sales of PCs, laptop computers and other hardware and software products we sell, have had and can continue to have a material effect on our product mix and results of operations in France; sales tax laws or government enforcement priorities may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws and interpretations do not require us to do so; extreme weather conditions could disrupt our product supply chain and our ability to ship or receive products, which would adversely impact sales; our international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements, and political uncertainty; and managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors.

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

As disclosed in our Form 8-K dated March 31, 2017, on March 24, 2017 certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”).  Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which includes its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The SARL businesses were reported within the Company's European Technology Products Group ("ETG") segment. The transaction closed immediately upon execution of the Purchase Agreement.

The Company retained its France technology value added reseller business, which is conducted through its subsidiary, Inmac Wstore S.A.S., which was not part of the sale transaction.

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, HUK 77 Limited, which is being accounted for on the cost method, to which no value was ascribed, a $3.3 million note receivable ($2.2 million balance at September 30, 2017 which is currently in default and the subject of dispute with the Purchaser) and will provide limited transition services to Purchaser through December 19, 2017 under a transition services agreement. The note receivable is included in accounts receivable, net in the Condensed Consolidated Balance Sheet at September 30, 2017. Additional charges may be incurred in the discontinued SARL Businesses related to disputed statutory tax indemnities given at closing. In October 2017, Misco UK Ltd. ("Misco UK"), one of the companies included in the sold SARL Businesses, was entered into administration insolvency proceedings in the UK. The Company's rights under the Purchase Agreement and the note receivable relate to the Purchaser and other affiliated entities and are not subject to such proceedings. Further, the note receivable is secured by the guaranty of Misco UK and certain marketable UK real estate collateral. The Company does not anticipate any material adverse effect on the Company due to the insolvency of Misco UK.

The sale of the SARL business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which  allows for dispositions with major impact to be presented in the financial statements as discontinued operations. Therefore, the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.  For the third quarter ended September 30, 2017 and 2016, net sales of the SARL business included in discontinued operations totaled $0.0 million and $124.6 million, respectively, and for the nine months ended September 30, 2017 and 2016, net sales included in discontinued operations totaled $117.0 million and $390.7 million, respectively. Net loss of the SARL businesses included in discontinued operations for the third quarter ended September 30, 2017 and 2016 totaled $0.2 million and $7.1 million, respectively, and for the nine months ended September 30, 2017 and 2016, net loss included in discontinued operations totaled $28.4 million and $14.0 million, respectively.

As disclosed in our Form 10-K for the fiscal year 2015, on December 1, 2015, the Company sold its North American Technology group operating businesses (“NATG”) and began the wind-down of its remaining NATG operations.  The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.  The 31 retail stores and warehouse which were closed in 2015 and prior to the transaction, along with allocations of common distribution and back office costs, did not meet the strategic shift criteria and accordingly, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were discontinued by the Company in previous periods are also presented as continued operations for all periods.  As a result, the former operations of NATG are now reported both within continuing operations and as discontinued operations.  The wind-down of NATG operations was substantially completed during the second quarter of 2016 and the Company continues with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies. The Company has financial obligations related to leased facilities of its former NATG business of approximately $57.0 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of September 30, 2017 the Company has a reserve of $17.2 million for these lease obligations. The reserves established consider the total lease obligations of $57.0 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. In the third quarter of 2017 the Company recorded additional reserves of approximately $0.1 million for these leased facilities, all of which was recorded in continuing operations. The Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.   For the quarters ended September 30, 2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was $0.3 million and $0, respectively, and for the nine months ended September 30,

2017 and 2016, there were no net sales of NATG included in continuing operations and net loss included in continuing operations was $0.7 million and $2.4 million, respectively. For the quarters ended September 30, 2017 and 2016, there were no net sales of NATG included in discontinued operations and for the nine months ended September 30, 2017 and 2016, the net sales of NATG totaled $0 and $12.0 million, respectively. Net loss of NATG included in discontinued operations was $2.6 million and $0.3 million for the third quarter of 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016 was $8.7 million and $21.9 million, respectively.

On September 2, 2016, the Company sold certain assets of its Misco Germany operations which had been reported as part of its ETG segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the German operations are presented within continuing operations in the condensed consolidated financial statements. For the quarters ended September 30, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0 and $7.5 million, respectively, and net loss was $0.1 million and $3.0 million, respectively. For the nine months ended September 30, 2017 and 2016, net sales of Misco Germany included in continuing operations were $0 and approximately $33.9 million, respectively, and net loss, excluding intercompany charges, was $0.3 million and $4.8 million, respectively.

On December 31, 2016, the Company sold its rebate processing business which had been reported as part of its Corporate and Other (“Corporate”) segment.  As this disposition was also not a strategic shift with a major impact as defined under ASU 2014-08, prior year results of the rebate processing business are presented within continuing operations in the condensed consolidated financial statements.  For the quarter and nine months ended September 30, 2016, net sales of the rebate processing business was $0.9 million and $2.8 million, respectively, and net loss was $0.7 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.

In order to provide more meaningful information to investors, the Company is presenting its results on a non-GAAP basis in the “Non-GAAP” operating results table. This non-GAAP presentation reflects the full exit of NATG, Misco Germany and the rebate processing business as discontinued operations for all periods presented. Additional Non-GAAP adjustments for intangible amortization and equity compensation are made to continuing operations.  Management’s Discussion and Analysis that follows will include IPG, ETG, Corporate and other and discontinued operations.

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

Industrial Products

IPG sells a wide array of MRO products which are marketed in North America.  Many of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks: Global®, GlobalIndustrial.com®, Nexel®, Relius Elite®, Relius Solutions®, Interion®, Continental Dynamics®, and Hercules®. Industrial accounted for approximately 64% and 65% of our net sales for the three month periods ended September 30, 2017 and 2016, respectively, and approximately 64% and 62% of our net sales for the nine month periods ended September 30, 2017 and 2016, respectively.

Europe Technology Products Group

ETG sells ICT products.  These products are marketed primarily in France and Belgium.  Substantially all of these products are manufactured by other companies. France accounted for approximately 36% and 33% (excluding sales of the sold Germany operations) of our net sales for the three month periods ended September 30, 2017 and 2016, respectively, and approximately 36% and 35% (excluding sales of the sold Germany operations) of our net sales for the nine month periods ended September 30, 2017 and 2016, respectively.

Discontinued Operations

As disclosed above, the SARL Business and the NATG B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale in 2015 are presented in discontinued operations in the accompanying financial statements.  Total net sales for the discontinued operations were $0 million and $124.6 million for the three month periods ended September 30, 2017 and 2016, respectively, and approximately $117.0 and $402.7 million of our net sales for the nine month periods ended September 30, 2017 and 2016, respectively.

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

Highlights from Q3 2017 and Year to Date Q3 2017

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•
Consolidated sales increased 10.0% to $319.3 million for the three month period ended September 30, 2017 compared to 2016 and increased 6.9% to $934.8 million for the nine month period ended September 30, 2017 compared to 2016. On a constant currency basis, average daily sales increased 8.2% and 8.1% for the three and nine month periods ended September 30, 2017 compared to 2016.

•
IPG sales grew 9.1% and 10.7% for the three and nine month periods ended September 30, 2017 compared to 2016. On a constant currency basis, average daily sales grew 8.9% and 11.2% for the three and nine month periods ended September 30, 2017 compared to 2016.

•	IPG operating income more than doubled in the three and nine month periods ended September 30, 2017 compared to 2016.

•
ETG sales, comprising France and the divested German operations, increased 12.8% and 1.6% for the three and nine month periods ended September 30, 2017 compared to 2016.  On a constant currency basis, average daily sales increased 6.8% and 3.1% for the three and nine month periods ended September 30, 2017 compared to 2016.  Sales in France increased 21.7% and 13.2% for the quarter and nine month period ended September 30, 2017 compared to 2016 and on a constant currency basis, average daily sales increased 15.3% and 14.6% for the three and nine month periods ended September 30, 2017 compared to 2016.

•
Consolidated operating income grew to $18.0 million for the three month period ended September 30, 2017 compared to $3.1 million in 2016 and grew to $52.1 million for the nine month period ended September 30, 2017 compared to $11.6 million in 2016.

GAAP Results of Operations

Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016

Key Performance Indicators* (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Net sales of continuing operations by segment:
IPG	$204.4	$187.4	9.1%	$597.3	$539.8	10.7%
ETG – continuing operations	114.9	101.9	12.8%	337.5	332.1	1.6%
Corporate and other	—	0.9	(100.0)%	—	2.8	(100.0)%
Consolidated net sales	$319.3	$290.2	10.0%	$934.8	$874.7	6.9%
Consolidated gross profit	$89.6	$75.7	18.4%	$262.9	$229.6	14.5%
Consolidated gross margin	28.1%	26.1%	2.0%	28.1%	26.2%	1.9%
Consolidated SG&A costs**	$71.6	$72.6	(1.4)%	$210.8	$218.0	(3.3)%
Consolidated SG&A costs** as a % of net sales	22.4%	25.0%	(2.6)%	22.6%	24.9%	(2.3)%
Operating income (loss) from continuing operations by segment:
IPG	$19.8	$8.3	138.6%	$55.2	$24.8	122.6%
ETG – continuing operations	5.3	0.1	NM	16.8	6.7	150.7%
Corporate and other	(6.8)	(5.3)	(28.3)%	(19.2)	(17.5)	(9.7)%
NATG – continuing operations	(0.3)	—	NM	(0.7)	(2.4)	70.8%
Consolidated operating income	$18.0	$3.1	480.6%	$52.1	$11.6	349.1%
Operating margin from continuing operations by segment:
IPG	9.7%	4.4%	5.3%	9.2%	4.6%	4.6%
ETG – continuing operations	4.6%	0.1%	4.5%	5.0%	2.0%	3.0%
Consolidated operating margin from continuing operations	5.6%	1.1%	4.5%	5.6%	1.3%	4.3%
Effective income tax rate	20.3%	40.7%	(20.4)%	16.1%	47.6%	(31.5)%
Net income from continuing operations	$14.1	$1.6	781.3%	$43.7	$5.4	709.3%
Net margin from continuing operations	4.4%	0.6%	3.8%	4.7%	0.6%	4.1%
Net loss from discontinued operations	$(2.8)	$(7.4)	62.2%	$(37.1)	$(35.9)	(3.3)%
*excludes discontinued operations (See Note 2 of Notes to Condensed Consolidated Financial Statements).
**includes special charges (See Note 5 of Notes to Condensed Consolidated Financial Statements).
NM – not meaningful

SYSTEMAX INC.

Supplemental Non-GAAP Continuing Operation Business Unit Summary Results – Unaudited (In millions)
Industrial Products Group
	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Sales	$204.4	$187.4	9.1%	$597.3	$539.8	10.7%
Average daily sales*	$3.2	$3.0	9.1%	$3.1	$2.8	11.2%
Gross profit	$71.2	$59.8	19.1%	$207.9	$175.7	18.3%
Gross margin	34.8%	31.9%		34.8%	32.5%
Operating income	$20.2	$8.5	137.6%	$56.2	$25.4	121.3%
Operating margin	9.9%	4.5%		9.4%	4.7%
European Technology Products Group (France)
	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Sales	$114.9	$94.4	21.7%	$337.5	$298.2	13.2%
Average daily sales*	$1.8	$1.5	21.7%	$1.8	$1.6	14.4%
Gross profit	$18.4	$15.1	21.9%	$55.0	$49.6	10.9%
Gross margin	16.0%	16.0%		16.3%	16.6%
Operating income	$5.4	$3.2	68.8%	$17.2	$11.8	45.8%
Operating margin	4.7%	3.4%		5.1%	4.0%
Corporate & Other
	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Operating expenses	$(6.6)	$(4.3)	(53.5)%	$(18.3)	$(15.0)	(22.0)%
Consolidated (1,2)
	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Sales	$319.3	$281.8	13.3%	$934.8	$838.0	11.6%
Gross profit***	$89.6	$74.9	19.6%	$262.9	$225.3	16.7%
Gross margin	28.1%	26.6%		28.1%	26.9%
Operating income	$19.0	$7.4	156.8%	$55.1	$22.2	148.2%
Operating margin	6.0%	2.6%		5.9%	2.6%
*Percentages are calculated using sales data in hundreds of thousands.  In Q3 2017 both IPG and France had 63 selling days and for the nine months of 2017 IPG and France had 191 and 188 selling days, respectively.  In Q3 2016, both IPG and France had 63 selling days and for the nine months of 2016 IPG and France had 192 and 190 selling days, respectively.

1 On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”).  Pursuant to this transaction, the Company continues to wind down the remaining operations of NATG during 2017.  In the GAAP presentation, the retail operations which were discontinued by the Company prior to the transaction, along with allocations of common distribution and back office costs, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were sold (as well as the remaining retail operations that existed at the time of the transaction and were subsequently discontinued by the Company) are presented as discontinued operations for all periods.  The non-GAAP results reflect the entire NATG segment as a discontinued operation for all periods presented as well as adjustments for non-recurring items, intangible amortization, equity compensation and a normalized effective tax rate in recurring operations.  On September 2, 2016 the Company closed on the sale of certain assets of its Misco Germany operation which has been reported as part of its European Technology Products Group. Prior and current year results of Germany have been eliminated in the non-GAAP presentation.  On December 31, 2016 the Company closed on the sale of its Afligo rebate processing business.  Prior and current year results of the rebate processing business have been eliminated in the non-GAAP presentation.  The Company believes that the non-GAAP presentation conveys additional more meaningful information to investors.  See accompanying GAAP reconciliation tables.  On March 24, 2017 the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior and current year results of these divested businesses, along with the associated loss on the sale, have been classified as discontinued operations in both the GAAP and non-GAAP presentation.

2 Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarters ended on September 30, 2017 and October 1, 2016. The third quarters of both 2017 and 2016 included 13 weeks and the nine months of both 2017 and 2016 included 39 weeks.

*** During Q2 2017, the Company decided to amend its presentation of certain costs associated with operating our Distribution Centers as well as costs associated with our Purchasing and Product Development Teams.  Historically these costs have been included as a component of costs of goods sold.   We are now including those costs as a component of Selling, Distribution, and Administrative Expenses.   This change is reflected in current and prior year periods and is not a restatement of any amounts, rather, a reclassification of these costs to better align with the Company’s MRO-oriented peer group in North America.

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Net Sales from Continuing Operations to Segment and Consolidated Non-GAAP Net Sales from Continuing Operations – Unaudited
(In millions)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Industrial Products	$204.4	$187.4	$597.3	$539.8
Technology Products - Europe	114.9	101.9	337.5	332.1
Corporate and Other	—	0.9	—	2.8
GAAP Net Sales	319.3	290.2	934.8	874.7

Non-GAAP adjustments:
Technology Products - Europe:
Reverse results of Germany included in GAAP Net Sales	—	(7.5)	—	(33.9)
Total Non-GAAP Adjustments: Technology Products Europe	—	(7.5)	—	(33.9)

Corporate and Other:
Reverse results of Afligo included in GAAP Net Sales	—	(0.9)	—	(2.8)
Total Non-GAAP Adjustments: Corporate and Other	—	(0.9)	—	(2.8)

Industrial Products	204.4	187.4	597.3	539.8
Technology Products- France	114.9	94.4	337.5	298.2
Corporate and Other	—	—	—	—
Non-GAAP Net Sales	$319.3	$281.8	$934.8	$838.0

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Gross Profit from Continuing Operations to Segment and Consolidated Non-GAAP Gross Profit from Continuing Operations – Unaudited
(In millions)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Industrial Products	$71.2	$59.8	$207.9	$175.7
Technology Products - Europe	18.4	15.6	55.0	52.5
Corporate and Other	—	0.3	—	1.4
GAAP Gross Profit	89.6	75.7	262.9	229.6

Non-GAAP adjustments:
Technology Products - Europe:
Reverse results of Germany included in GAAP Gross Profit	—	(0.5)	—	(2.9)
Total Non-GAAP Adjustments: Technology Products Europe	—	(0.5)	—	(2.9)

Corporate and Other:
Reverse results of Afligo included in GAAP Gross Profit	—	(0.3)	—	(1.4)
Total Non-GAAP Adjustments: Corporate and Other	—	(0.3)	—	(1.4)

Industrial Products	71.2	59.8	207.9	175.7
Technology Products- France	18.4	15.1	55.0	49.6
Corporate and Other	—	—	—	—
Non-GAAP Gross Profit	$89.6	$74.9	$262.9	$225.3

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Operating Income (Loss) from Continuing Operations to Segment and Consolidated Non-GAAP Operating Income (Loss) from Continuing Operations – Unaudited
(In millions)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Industrial Products	$19.8	$8.3	$55.2	$24.8
Technology Products - Europe	5.3	0.1	16.8	6.7
Technology Products - NA	(0.3)	—	(0.7)	(2.4)
Corporate and Other	(6.8)	(5.3)	(19.2)	(17.5)
GAAP operating income	18.0	3.1	52.1	11.6

Non-GAAP adjustments:
Industrial Products:
Intangible asset amortization	0.3	0.1	0.8	0.3
Stock based and other special compensation	0.1	0.1	0.2	0.3
Total Non-GAAP Adjustments – Industrial Products	0.4	0.2	1.0	0.6

Technology Products - Europe:
Reverse results of Germany included in GAAP continuing operations	0.1	3.0	0.3	4.8
Intangible asset amortization	—	0.1	0.1	0.3
Total Non-GAAP Adjustments: Technology Products Europe	0.1	3.1	0.4	5.1

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	0.3	—	0.7	2.4
Total Non-GAAP Adjustments: Technology Products NA	0.3	—	0.7	2.4

Corporate and Other:
Reverse results of Afligo included in GAAP continuing operations	—	0.7	—	1.7
Stock based compensation	0.2	0.3	0.9	0.8
Total Non-GAAP Adjustments: Corporate and Other	0.2	1.0	0.9	2.5

Industrial Products	20.2	8.5	56.2	25.4
Technology Products- France	5.4	3.2	17.2	11.8
Technology Products- NA	—	—	—	—
Corporate and Other	(6.6)	(4.3)	(18.3)	(15.0)
Non-GAAP operating income	$19.0	$7.4	$55.1	$22.2

Management’s discussion and analysis that follows will include IPG, ETG, Corporate and Other and discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS

The IPG segment net sales benefited during the third quarter and nine month periods ended September 30, 2017 from strong performance in all core categories, such as material handling and storage in the US, led by sales of our in stock and ready to ship items. IPG net sales also benefited from above market growth in its Canada business which also grew across most categories.  U.S. revenue was up 8.7% in the quarter and 10.4% for the nine month period ended September 30, 2017 compared to the same period in 2016 while Canada sales were up approximately 12.7% and 16.6% on a constant currency basis for the quarter and nine month periods ended September 30, 2017 compared to the same periods in 2016.  On a constant currency basis, average daily sales increased 8.9% for the third quarter of 2017 and 11.2% for the nine month period ended September 30, 2017 compared to the same periods in 2016. IPG segment had 63 selling days in the third quarter of 2017 and 2016 and for the nine month periods ended September 30, 2017 and 2016 had 191 and 192 selling days, respectively.

The ETG segment, comprising France and the divested German operations, net sales increase for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016 is primarily attributable to growth across our product categories and customer segments, led by growth in our large key accounts in our France operations, in which total net sales increased 21.7% and 13.2% in the third quarter and nine month periods ended September 30, 2017, respectively, compared to the same periods in 2016. On a constant currency basis, average daily sales increased 6.8% and 3.1% in the third quarter and nine month periods ended September 30, 2017, respectively, compared to the same periods in 2016. On a constant currency basis, excluding the Germany operations, average daily sales increased 15.3% and 14.6% for the three and nine month periods ended September 30, 2017, respectively, compared to the same periods in 2016.  Our France operations had 63 selling days in the third quarter of 2017 and 2016 and for the nine month periods ended September 30, 2017 and 2016, France had 188 and 190 selling days, respectively.

The Corporate and other segment sales segment net sales decrease for the three and nine month periods ended September 30, 2017 is attributable to the divestiture of the rebate processing business in 2016.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, free freight and freight discounting arrangements and other variables, any or all of which may result in fluctuations in gross margin.  As previously disclosed in the second quarter of 2017 and for all periods presented, the presentation of expenses associated with the cost of warehouse operations as well as with Purchasing and Product Development personnel are reflected within Selling, Distribution, and Administrative expenses, rather than as a component of cost of sales as historically had been presented.

The IPG segment gross margin improved 290 basis points in the third quarter of 2017 from the third quarter of 2016  reflecting a shift in product mix between stocking and drop shipping, strategic price increases across core product offering, lower discounting associated with a greater proportion in sales from our various e-commerce and inbound channels, and improvement in freight margins based upon improved utilization of our nationwide distribution network as well as a reduction in freight costs associated with the renewal of LTL freight contracts in the second quarter. The IPG segment gross margin improved 230 basis points for year to date 2017 compared to year to date 2016 reflecting the favorable sales mix, strategic pricing, improved freight margins and the negative inventory adjustment of $1.7 million recognized in the second quarter of 2016 which had been identified when converting warehouse management systems.

The ETG segment gross margin increased 70 basis points in the third quarter of 2017 and 50 basis points for the nine months ended September 30, 2017 reflecting a shift in customer mix and large deals, offset by the category mix.  ETG segment gross margin, excluding the Germany operations, was flat in the third quarter of 2017 and decreased 30 basis for year to date 2017 compared to 2016 reflecting a product mix more weighted toward client devices that carry lower margins as well as a shift in customer mix.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”), EXCLUDING SPECIAL CHARGES

Within the second quarter of 2017 and for all periods presented, the presentation of expenses associated with the cost of warehouse operations as well as with Purchasing and Product Development personnel were modified to be reflected within Selling, Distribution, and Administrative expenses, rather than as a component of cost of sales had been historically presented before this change was adopted in Q2 2017.

The IPG segment SD&A costs as a percentage of sales improved in the third quarter of 2017 as compared to the third quarter of 2016 as a result of improved leverage across significant cost areas such as marketing, salaries and related expenses and general operating expenses. In total, the IPG segment SD&A as a percentage of sales decreased by 240 basis points in the third quarter of 2017 compared to the third quarter of 2016. A driver of the overall decrease in the quarter was a decrease in internet advertising spend of approximately $0.5 million and reduced credit card chargebacks of $0.4 million partially offset by increased costs for salaries and related costs of $0.6 million.

The IPG segment SD&A costs as a percentage of sales improved for the nine month period ended September 30, 2017 as a result of improved leverage across significant cost areas such as marketing, general operating expenses and the cost benefit of a more streamlined employee base. In total IPG segment SD&A as a percentage of sales decreased by 230 basis points compared to 2016.  IPG incurred increased salary and temporary help expenses of approximately $2.5 million, increased contract services, rent and related costs of approximately $0.8 million and increased depreciation expense of $0.3 million for the nine month period ended September 30, 2017 partially offset by savings in internet advertising spend of $1.2 million.

The ETG segment SD&A costs as a percentage of sales improved 210 basis points in the third quarter of 2017 as compared to the third quarter of 2016 as a result of leverage of fixed costs related to revenue and volume growth and the divestiture of the Germany operations in 2016.  Excluding the Germany operations, SD&A costs as a percentage of sales improved 140 basis points compared to 2016.  Savings of $0.5 million result from the elimination of shared service center charges as a result of the divesture of the SARL businesses, offset by increased salary and related costs of $0.8 million as those positions are moved back in country. The sale of the SARL Businesses requires ETG to replace with in country personnel the functions handled by the shared service center in Hungary that was part of the sale.

The ETG segment SD&A costs as a percentage of sales improved 200 basis points for the nine month period ended September 30, 2017 as a result of leverage of fixed costs related to revenue and volume growth and the divestiture of the Germany operations in 2016.  Excluding the Germany operations, SD&A costs as a percentage of sales improved 150 basis points compared to 2016.  Of this improvement 40 basis points was related to a one time contract settlement charge in the second quarter of 2016 of $1.4 million. Other savings of $2.2 million result from the elimination of shared service center charges as a result of the divesture of the SARL businesses and decreased salary and related costs of $0.4 million, partially offset by increased internet advertising of $0.3 million. The sale of the SARL Businesses requires ETG to replace with in country personnel the functions handled by the shared service center in Hungary that was part of the sale.

Corporate and other segment costs increased approximately $1.1 million in the third quarter of 2017 as compared to the third quarter of 2016 primarily related to increased incentive compensation costs of approximately $1.5 million offset by the reduction in costs resulting from the sale of the rebate processing business in December 2016.  Corporate and other segment costs increased approximately $0.3 million for the nine month period ended September 30, 2017 related to increased incentive compensation costs of approximately $1.8 million offset by savings in temporary help, depreciation and reduction in costs resulting from the sale of the rebate processing business in December 2016.

SPECIAL CHARGES

During the third quarter of 2017, the Company’s NATG segment incurred special charges in continuing operations and discontinued operations of approximately $0.2 million. These charges related to approximately $0.1 million of charges for updating our future lease cash flows related to previously exited retail stores, which are recorded in continuing operations, and $0.1 million related to ongoing restitution proceedings against certain former NATG executives, which are recorded in discontinued operations.  Total NATG segment special charges, recorded within continuing operations and discontinued operations, for nine months ended September 30, 2017 totaled $4.5 million. These charges include $3.8 million related to updating our future lease cash flows and $0.7 million related to the ongoing restitution proceedings against certain former NATG executives. All of the previously mentioned NATG charges required or will require the use of cash.

The Company incurred additional costs related to the discontinued operations of the SARL businesses, in the third quarter of 2017, of $0.2 million related to a transitional services agreement. For the nine months ended September 30, 2017, the Company recorded $24.4 million of costs, all of which were recorded within discontinued operations, and were related to the loss recorded on the sale of the SARL Businesses. Charges related to the sale included $14.4 million in write offs of cumulative translation adjustments, $8.2 million of net asset write offs, $1.0 million in legal, professional and other costs, $0.3 million of severance and other personnel costs and $0.5 million of costs related to a transitional services agreement. Of these charges, approximately $1.3 million required the use of cash.

The Company expects that total additional charges related to the sale of the SARL Businesses after this quarter will be between $1.0 million and $1.5 million. These charges will be presented in discontinued operations. Additional charges may be incurred in the discontinued SARL Businesses related to disputed statutory tax indemnities given at closing.

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

The Company incurred special charges during the third quarter of 2016 of approximately $1.4 million, of which $1.7 million was included in continuing operations and $0.3 million benefit was included in discontinued operations.  Charges incurred within ETG segment included approximately $1.7 million related to the sale of certain assets of its German business, including customer relationships and the employees, of its Misco Germany branch. These charges included approximately $1.0 million for lease termination costs (includes $0.3 million benefit related to previous rent accruals), $0.6 million for professional fees related to the sale and approximately $0.1 million for write off of inventory and fixed assets. The Company's NATG segment recorded a benefit during the third quarter of 2016 of approximately $0.3 million recorded within discontinued operations. This benefit included approximately $1.3 million received as a partial payment related to the ongoing restitution proceedings against certain former NATG executives offset by approximately $0.5 million of related professional costs. NATG also received approximately $0.5 million from auction proceeds from the sale of fixed assets offset by approximately $1.0 million related to adjustments to lease termination estimates.

The Company incurred special charges for the nine months ended September 30, 2016 of approximately $12.6 million, of which $3.6 million was included within continuing operations and $9.0 million was included within discontinued operations. Charges incurred within ETG segment included approximately $1.7 million related to the sale of certain assets of its German business and included approximately $1.0 million for lease termination costs (includes $0.3 million benefit related to previous rent accruals), $0.6 million for professional fees related to the sale and approximately $0.1 million for write off of inventory and fixed assets. Charges incurred within the NATG segment totaled approximately $10.9 million, of which $1.9 million was included in continuing operations and $9.0 million was included in discontinued operations. Charges incurred included approximately $10.8 million for lease termination costs and other exit costs (includes $3.3 million benefit related to previous rent accruals) for the closing of the two remaining retail stores, a distribution center and the NATG corporate headquarters in 2016, approximately $1.9 million related to additional lease termination costs (includes $0.1 million benefit related to previous rent accruals) of our previously exited retail stores, $0.6 million for consulting expenses related to the lease terminations and $0.2 million for severance and related expenses.
NATG segment also incurred approximately $0.7 million of professional costs related to the investigation, settlement, prosecution and restitution proceedings related to the former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida. These charges were offset by approximately $1.3 million received as a partial payment related to the ongoing restitution proceedings against certain former NATG executives, $1.1 million benefit related to the settlement of vendor obligations, approximately $0.5 million from auction proceeds from the sale of fixed assets and approximately $0.4 million received when PCM Inc. exercised its option to acquire the consumer customer lists and related information of the NATG business.

OPERATING MARGIN

IPG’s operating margin for the three month period ended September 30, 2017 increased over 530 basis points and for the nine month period ended September 30, 2017 increased 460 basis points over 2016. The increase was driven by the increased sales volume as the segment leveraged its cost structure, improved freight and product gross margins as the segment utilized its broad distribution network more efficiently and realized benefits from a previously announced headcount reduction and cost savings related to decreased internet advertising spend and reduced credit card chargebacks, partially offset by increased costs for salaries and related costs.

ETG’s operating margin for the three month period ended September 30, 2017 increased by 450 basis points and for the nine month period ended September 30, 2017 increased 300 basis points over 2016. The increase was driven by leverage of ETG’s cost structure as revenues grew in 2017 as well as the elimination of Germany operating losses which were $3.0 million and $4.8 million, respectively, for the third quarter and year to date 2016 as the result of the sale of that business in September 2016.  Excluding the Germany operations, operating margin increased over 140 basis points and 120 basis points over 2016 for the three and nine month period ended September 30, 2017, respectively.

The increase in Corporate and other expenses for the third quarter and year to date 2017 periods primarily resulted from the increased incentive compensation costs and legal and professional fees offset by the sale of the rebate business in December 2016.

Consolidated operating margin for the third quarter of 2017 and 2016 was impacted by special charges recorded in continuing operations of $0.1 million and $1.7 million, respectively, and $0.3 million and $3.6 million for the nine month periods ended September 30, 2017 and 2016, respectively.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was approximately $0.3 million and $0.4 million in the third quarter of 2017 and 2016, respectively, and is primarily attributable to unused line of credit fees and other expenses. Interest and other (income) expense, net from continuing operations was $0 and $1.3 million for the nine months ended 2017 and 2016, respectively, and is primarily attributable to unused line of credit fees and other expenses offset by fluctuation in the exchange rates.

INCOME TAXES

In the first nine months of 2017 the Company reported income taxes in continuing operations of approximately $8.4 million related to its France and India operations as well as tax expense for U.S. federal alternative minimum tax and for certain U.S. states. For U.S. federal tax purposes and for Canadian tax purposes, the Company has full valuation allowances against its deferred tax assets, including its significant net operating losses, and no benefit for loss is recorded. Additionally, no U.S. or Canada federal tax, other than alternative minimum taxes, will be paid until the net operating losses are utilized.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including the wind-down activities of the NATG and ETG businesses, funding the recently declared and any future dividends, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, repaying outstanding debt, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):

	September 30, 2017	December 31, 2016	$ Change
Cash	$176.0	$149.7	$26.3
Accounts receivable, net	$164.5	$148.6	$15.9
Inventories	$122.9	$116.7	$6.2
Prepaid expenses and other current assets	$5.1	$3.9	$1.2
Accounts payable	$178.8	$181.3	$(2.5)
Accrued expenses and other current liabilities	$63.1	$49.2	$13.9
Working capital	$226.6	$186.2	$40.4

Our working capital increased due to the net income from continuing operations and a reduction in accounts payable balances.  Accounts receivable days outstanding were 46.5 in 2017 compared to 49.8 in 2016. This trend reflects the higher proportion of our sales coming from B2B channels, where most customers do business with us on an open credit account, and a lower proportion of our sales being B2C channels, where most customers purchase from us using credit cards. Inventory turns were 7.4 in 2017 and

8.0 in 2016.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Net cash provided by continuing operations was $42.7 million resulting from changes in our working capital accounts, which used $7.4 million in cash compared to $43.4 million used in 2016, primarily the result of the settlement of open accounts payable balances. Cash generated from net income adjusted by other non-cash items provided $50.1 million compared to $12.5 million provided by these items in 2016, primarily related to the net income from continuing operations in 2017. Net cash used in operating activities from discontinued operations was $9.3 million and $27.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Net cash used in investing activities from continuing operations totaled $1.5 million and included warehouse pick modules, warehouse racking and mobile sales application software for the IPG segment.  Net cash used in investing activities in 2016 totaled $1.5 million and included information and communications systems hardware and software, leasehold improvements and lift trucks for inventory and warehousing functions for IPG and ETG.  Net cash used in investing activities from discontinued operations was $0.1 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Net cash used in financing activities totaled $8.0 million and included approximately $9.2 million for dividends paid, $0.1 million used to repay outstanding capital lease obligations, and $0.3 million used to repurchase treasury stock offset by $1.6 million from proceeds from stock option exercises.  In 2016, we paid $1.9 million in dividends and repaid approximately $0.3 million of capital lease obligations.

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of September 30, 2017, eligible collateral under the credit agreement was $79.5 million, total availability was $73.9 million, total outstanding letters of credit were $2.9 million, excess availability was $71.0 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of September 30, 2017.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at September 30, 2017 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

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

We anticipate cash needs to support our working capital requirements in our business, continuing the wind-down activities of the NATG and SARL Businesses, funding the recently declared and any future dividends, implementing new inventory and warehouse functions in North America, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, and funding acquisitions.  Additional charges may be incurred in the discontinued SARL Businesses related to disputed statutory tax indemnities given at closing.

The Company has financial obligations related to leased facilities of its former NATG business of approximately $57.0 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of September 30, 2017 the Company has a reserve of $17.2 million for these lease obligations. The reserves established consider the total lease obligations of $57.0 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. In the third quarter of 2017 the Company recorded additional reserves of approximately $0.1 million for these leased facilities, all of which was recorded in continuing operations. Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.

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

These expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  We anticipate capital expenditures of approximately $1.0 to $2.0 million for the remainder of 2017, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced consumer and/or business to business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share.

We maintain our cash primarily in money market funds or their equivalent.  As of September 30, 2017, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At September 30, 2017 cash balances held in foreign subsidiaries totaled approximately $33.1 million. These balances are held in local country banks and are not readily available to the U.S. parent company on a tax efficient basis.  The Company would need to accrue and pay income taxes on any cash repatriated to the U.S. parent company.  The Company has made the decision to indefinitely reinvest earnings in its foreign tax jurisdictions.  The Company had in excess of $210 million of liquidity (cash and undrawn line of credit) in the U.S. as of September 30, 2017, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The following table updates the contractual obligations of the Company for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of September 30, 2017 to reflect the March 2017 sale of the SARL Businesses and changes in our discontinued NATG businesses: (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$0.1	$0.1	$—	$—	$—

Non-cancelable operating leases, net of subleases	133.2	15.9	44.1	28.2	45.0

Purchase & other obligations	22.6	4.6	9.0	9.0	—

Total contractual obligations	$155.9	$20.6	$53.1	$37.2	$45.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (European Union Euros and Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have no derivative financial instruments and do not use them for trading purposes at this time.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2017 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt includes short-term borrowings under our credit facilities.  As of September 30, 2017, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, customer, personal injury, creditors rights and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are  handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 17 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. Service of process has not been effected as the parties discuss resolution. The matter is at a very early stage and the Company is assessing the claims and its defenses; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2017 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

SYSTEMAX INC.

Date: November 7, 2017	By:	/s/ Lawrence Reinhold
Lawrence Reinhold
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: November 7, 2017	By:	/s/ Thomas Clark
Thomas Clark
Vice President and Chief Financial Officer