Form 10-K
period 2017-12-31
SYSTEMAX INC
filed 2018-03-15
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and "emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $213,512,446. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 7, 2018 was 37,170,542 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company,” or “we”) include its subsidiaries.

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are based on management’s estimates, assumptions and projections and are not guarantees of future performance.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our exit from and winding down of our North American Technology Group (“NATG”) and European operations, financing needs, compliance with financial covenants in loan agreements, fluctuations in economic conditions and exchange rates, including factors impacting our international operations, plans for acquisition or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

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

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

•
risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services

•
our information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us

•
a data security breach due to our e-commerce, data storage or other information systems being hacked by those seeking to steal Company information, vendor, employee or customer information, or due to employee error, resulting in disruption to our operations, litigation and/or loss of reputation

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

•	our international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements and political uncertainty

•	managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors

•	meeting credit card industry compliance standards in order to maintain our ability to accept credit cards

•	timely availability of existing and new products

•	risks associated with delivery of merchandise to customers by utilizing common carrier delivery services

•	borrowing costs or availability, including our ability to maintain satisfactory credit agreements and to renew credit facilities

•	pending or threatened litigation and investigations

•	the availability of key personnel

•	the continuation of key vendor relationships and the availability of credit insurance to key vendors

Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report.  We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Item 1. Business.

General

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label products. The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute part of the Company have been in business since 1949. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Recent developments

The Company currently operates and is internally managed in two reportable segments - Industrial Products Group ("IPG") and Europe Technology Products ("ETG"), the Company's France operations. Smaller business operations and corporate functions are aggregated and reported as the additional segment - Corporate and Other ("Corporate"). In 2016, the Company sold certain assets of its Misco Germany business, which had been reported as part of its ETG segment, and its rebate processing business, which had been reported as part of its Corporate segment, and sold certain assets and liabilities of its NATG business in December 2015. The Company's continuing operations consist of its IPG and ETG segments.

As disclosed in our Form 8-K dated March 31, 2017, on March 24, 2017, certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”).  Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which includes its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The SARL Businesses were reported within the Company's European Technology Products Group ("ETG") segment. The transaction closed immediately upon execution of the Purchase Agreement.

The Company retained its France technology value added reseller business, which is conducted through its subsidiary, Inmac Wstore S.A.S., which was not part of the sale transaction.

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, HUK 77 Limited, which is being accounted for on the cost method, to which no value was ascribed, a $3.3 million note receivable ($2.2 million balance at December 31, 2017 which was paid in full in January 2018) and provided limited transition services to Purchaser through December 19, 2017 under a transition services agreement. The note receivable is included in accounts receivable, net in the Consolidated Balance Sheet at December 31, 2017. In October 2017, Misco UK Ltd. ("Misco UK"), one of the companies included in the sold SARL Businesses, was entered into administration insolvency proceedings in the UK. The Company's rights under the Purchase Agreement and the note receivable relate to the Purchaser and other affiliated entities which are not subject to such proceedings. The Company does not anticipate any material adverse effect on the Company due to the insolvency of Misco UK.

The sale of the SARL business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a "strategic shift" with a major impact for the reporting entity. If an entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying consolidated financial statements.

Current Operations

Industrial Products

IPG sells a wide array of maintenance, repair and operational (“MRO”) products, as well as other industrial and general business supplies, which are marketed in North America.  Many of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed under the trademarks: Global™, GlobalIndustrial.com™, Nexel™ Relius™, Relius Solutions™,Paramount™ and Interion™.   Industrial products accounted for 63%, 61% and 56% of our net sales from continuing operations in 2017, 2016 and 2015, respectively.

Europe Technology Products Group

ETG sells information and communications technology ("ICT") products. These products are marketed primarily in France and to a much lesser extent Belgium. Substantially all of these products are manufactured by other companies. ETG accounted for approximately 37%, 37% and 32% (excluding sales of the sold Germany operations for 2016 and 2015) of our net sales from continuing operations in 2017, 2016 and 2015, respectively.

Technology Products – NATG

NATG sold ICT and CE products.  These products were marketed in North America.  Substantially all of these products were manufactured by other companies; however, the Company did offer a selection of products that were manufactured for our own design and marketed on a private label basis.  NATG accounted for 0% of our net sales from continuing operations in 2017 and 2016 and 8% in 2015.

See Note 2 and Note 10 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

Discontinued Operations

As discussed above, the SARL Businesses were sold in March 2017 and the NATG B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale in 2015 are presented in discontinued operations in the accompanying financial statements. Total net sales for the discontinued operations were $117.0 million, $521.6 million and $1.7 billion in 2017, 2016 and 2015, respectively.

Operating History and Restructuring of NATG Operations

In March 2015, the Company announced a restructuring of its NATG business. The NATG segment sold products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”) products.  These products included computers, computer supplies and consumer electronics which were marketed in North America. The Company followed the guidance under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.

Products

We offer over a million brand name and private label products. We endeavor to expand and keep current the breadth of our product offerings in order to fulfill the increasingly wide range of product needs of our customers.

MRO and other industrial related products offered by our IPG segment include storage and shelving, material handling, janitorial and maintenance, furniture and office, HVAC/R and fans, workbench and shop desks, safety and security, outdoor and grounds maintenance, tools and instruments, office and school supplies, plumbing and pumps, packaging and supplies, electrical and lighting, food service and appliances, raw materials and building supplies, motors and power transmission, pneumatics and hydraulics, medical and laboratory equipment, metalworking and cutting tools, vehicle maintenance, and fasteners and hardware.

ICT products offered by our ETG segment include: servers-storage and backup, desktop computers, laptops, tablets, monitors, mobile devices; computer parts and memory; computer components and accessories; networking and security; software; electronics and commercial and home networking.  CE products include TV and video; audio; cameras and surveillance; GPS; cell phones; video games; home and electronics accessories.

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

E-commerce

We currently operate multiple e-commerce sites, including:

North America	Europe

www.globalindustrial.com	www.inmac-wstore.com
www.globalindustrial.ca	www.misco.fr
www.nexelwire.com
www.chdistgov.com
www.industrialsupplies.com

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

Catalogs

As IPG and France have increased their focus on online and e-commerce advertising, marketing and sales activities, they have decreased their use of hard copy catalogs over the last several years, and currently distribute fewer regular and specialty catalogs than in prior periods.

Customer Service, Order Fulfillment and Support

We generally receive orders through the Internet, by telephone, by EDI, through online chat, and to a small extent via fax.  We generally provide toll-free telephone number access for our customers in countries where it is customary.  Certain domestic call centers are linked to provide telephone backup in the event of a disruption in phone service.

Certain of our products are carried in stock, and orders for such products are fulfilled on a timely basis directly from our North American and France distribution centers, typically within one day of the order. Orders are generally shipped by third-party delivery services.  We maintain relationships with thousands of distributors and product vendors in North America and Europe that also deliver products directly to our customers.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions.  We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from both large and small manufacturers as well as large wholesale distributors. Two vendors accounted for 10% or more of our purchases in continuing operations in 2017: one vendor accounted for 16.0% and another vendor accounted for 12.0%.  In 2016, two vendors accounted for 10% or more of our purchases: each vendor accounted for 13.6% of our purchases and in 2015, one vendor accounted for 11.2% and another vendor accounted for 11.1% of our purchases. The loss of these vendors, or any other key vendors, could have a material adverse effect on us. Most private label products are manufactured by third parties to our specifications.

Competition and Other Market Factors

Industrial Products

The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets. We face competition from large diversified MRO distributors such as Grainger Inc., MSC Industrial Direct Inc., Fastenal Inc., and other large retailers, including Amazon.  We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors.  Many purchasers begin sourcing products via search engine or mobile application on desktops, laptops, or mobile devices. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service and convenience.  We believe that direct marketing via sales representatives, the internet and catalogs are effective and convenient distribution methods to reach mid-sized facilities that place many small orders and require a wide selection of products.  In addition, because the industrial products market is highly fragmented and generally less brand oriented, we believe it is well suited to private label products.

Technology Products

The market for selling technology product is highly competitive, with many U.S., European and Asian companies vying for market share. We face competition from large value added resellers such as Econocom, Computacenter, Insight and other large retailers. There are few barriers to entry, with these products being sold through multiple channels of distribution, including direct marketers, computer resellers, mass merchants, over the internet, local and national retail computer stores, and by computer and office supply superstores.

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

Conditions in the ETG market for technology products remain highly competitive and subject to large bid and tender awards, resulting in our frequent discounting of product sales price as well as offering free or highly discounted freight.  These actions have and may continue to adversely affect our revenues and profits.  Additionally, we rely in part upon the introduction of new technologies and products by other manufacturers in order to sustain long-term sales growth and profitability.  There is no assurance that the rapid rate of such technological advances and product development will continue.

Employees

As of December 31, 2017, we employed a total of approximately 1,900 employees, of whom 1,400 were in North America and 500 were in Europe and Asia.

Seasonality

Seasonality does have some effect on the Company’s continuing IPG and ETG businesses. Within IPG, certain product lines are highly seasonal in nature, including HVAC and outdoor furniture. As these are two material lines of business within IPG, sales and margin in the second and third quarters tend to be higher than those in the first and fourth quarters. Within ETG, customers, vendors, and employees tend to take extended holidays in late summer. As such, buying behaviors and accompanying margin rates tend to be lower in the third quarter.

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

Financial Information About Foreign and Domestic Operations

We currently sell substantially all of our products through established sales channels to our customers in North America (primarily the United States and Canada) and France.   Approximately 40.0%, 40.8%, and 45.6% of our net sales from continuing operations during 2017, 2016 and 2015, respectively were made by subsidiaries located outside of the United States.  For information pertaining to our international operations, see Note 10, “Segment and Related Information,” to the consolidated financial statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our continuing operations net sales and operating income, in those two geographic markets (in millions):

	North America	Europe and Asia	Total
2017
Net sales	$791.8	$473.6	$1,265.4
Operating income	$46.8	$24.5	$71.3
Identifiable assets	$362.4	$189.0	$551.4

2016
Net sales	$719.2	$451.1	$1,170.3
Operating income	$13.4	$14.3	$27.7
Identifiable assets	$290.5	$275.6	$566.1

2015
Net sales	$801.8	$441.7	$1,243.5
Operating income (loss)	$(16.5)	$13.0	$(3.5)
Identifiable assets	$470.3	$239.8	$710.1

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

Risks Related to the Economy and Our Industries

•	General economic conditions, such as decreased consumer confidence and spending could result in our failure to achieve our historical sales growth rates and profit levels.

Both we and our customers are subject to global political, economic and market conditions, including trade and tariff uncertainties, inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism.  Our consolidated results of operations are directly affected by economic conditions in North America and Europe.  We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders, (as well as due to senior management turnover, loss of key employees, disruption due to internal technology platform transitions or inefficient or delayed implementation of strategic initiatives). Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and maintain our margins, our ability to attract new customers and the financial condition of our customers.  A decline in the economy that adversely affects our customers, causing them to limit or defer their spending or that hampers their ability to pay for products would likely adversely affect our sales, prices and profitability as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.

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

Our gross margins are also dependent on the mix of products we sell, decisions to drop ship rather than stock products in our distribution centers, decisions to offer private label alternatives to branded offerings, price changes by manufacturers, and pricing actions by competitors, and we could be adversely affected by a continuation of our customers’ shift to lower-priced products.

•
Sales tax laws may be interpreted in a manner that could result in ecommerce and direct mail retailers to being held to have been required to collect sales taxes in states where we believe the then current laws did not require us to do so.  This could result in us having substantial tax liabilities for past sales.

Our United States subsidiaries historically collected and remitted sales tax in states in which the subsidiaries have physical presence or in which we believed sufficient nexus existed which obligated us to collect sales tax. During the first quarter of 2018, the Company registered its subsidiaries in the U.S. that generate taxable sales for sales tax collection in all states, except Alaska. States may, from time to time in the future, claim that we had state-related activities constituting physical nexus to have required such collection, or that our sale of goods to customers in their state, or directly to the state and its political subdivisions, created nexus for sales tax purposes.  Such efforts by states have increased recently, as states seek to raise revenues without increasing the income tax burden on residents. We relied on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier.  We cannot predict whether the nature or level of contacts we had with a particular state in the past will be deemed enough to have required us to collect sales tax in that state.  A successful assertion by one or more states that we should have collected sales tax on the sale of merchandise in such state could result in substantial tax liabilities related to past sales.
See Legal Proceedings.

•
Events such as acts of war or terrorism, natural disasters, data security breaches, changes in law, or large losses could adversely affect our insurance coverage and insurance expense, resulting in an adverse effect on our profitability and financial condition.

We insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, worker’s compensation, comprehensive general liability, and auto liability.  Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract.  Although we believe that our insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, data security breaches, judicial decisions, legislation, natural disasters and large losses could materially affect our insurance obligations and future expense.

•
Adverse weather events or natural disasters could negatively affect or disrupt our operations. We may be affected by global climate changes or by legal, regulatory or market responses to such potential change.

Certain areas in which we operate are susceptible to severe weather events, such as hurricanes, tornadoes, and floods. Our ability to provide efficient distribution of core business products from our or third party distribution centers is critical to our business strategy. Disruptions at distribution centers or shipping ports may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. We cannot predict whether or to what extent damage caused by these events will affect our operations or the economies in regions where we operate. These adverse events could result in disruption of our operations, our purchasing or distribution capabilities, interruption of our business that exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of these events.

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

• Data and security breaches, and other disruptions in our information technology systems, could compromise confidential or private information and expose us to liability, which could cause our business and reputation to suffer.

Our operations are dependent upon information technology that encompasses all of our major business functions. We use our information systems to, among other things, monitor our supply chain, make purchasing decisions, manage and replenish inventories, coordinate our sales and marketing activities, fill and ship customer orders on a timely basis and to monitor and record our financial transactions and results of operations. These systems also process, transmit and store sensitive electronic data, including employee personal information, supplier and customer records, allow vendors and customers to register on our portals and websites, as applicable, or otherwise allow third parties to communicate or interact with us. In addition, we depend on IT systems of third parties, to, among other things, market and distribute products, to operate our websites, host and manage our services, store data, and process transactions. We may share information with these third parties that participate in certain aspects of our business, and we certify our major suppliers and any outsourced services through accepted security certification standards. However, there is always a risk that the confidentiality of data held or accessed by them may be compromised.

In processing our sales orders, we often collect personal information and transmit credit card information of our customers. If there was a security breach resulting in unauthorized access to or use of such information, we could be subject to claims for identity theft, unauthorized purchases and claims alleging misrepresentation of our privacy and data security practices or other related claims.  While the Company believes it conforms to appropriate Payment Card Industry (“PCI”) security standards, any breach involving the loss of credit card information may lead to PCI related fines in the millions of dollars.  In the event of a severe breach, credit card providers may prevent our accepting of credit cards.

We measure our data security effectiveness through industry accepted methods and remediate significant findings. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness. We also have processes in place to prevent disruptions resulting from the implementation of new software and systems of the latest technology. We have implemented solutions, processes, and procedures to help mitigate the risk of cyber attacks, such as conducting annual vulnerability testing, and are in the process of engaging consultants to assist us in implementing stronger security measures, identifying remediation initiatives and establishing emergency response plans, but there can be no assurance these efforts will successfully deter future cyber attacks. Our Board of Directors is responsible for oversight of the activities of our IT department (which reports to our Chief Executive Officer), and receives a quarterly presentation from our Chief Information Officer that covers, among other things, data security and cyber liability matters.

Although our IT systems are protected through various network security measures, our facilities and systems, and those of our third-party service providers with which we do business, may nevertheless be vulnerable to security breaches, cyber attacks (any adverse event that threatens the confidentiality, integrity or availability of our information resources) vandalism, power outages, natural disasters, computer system failures, telecommunication or network failures, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. From time to time. we have experienced efforts by unknown persons, including “bots”, to access or breach our information systems, and these efforts can be expected to continue in the future. While we have successfully defended against such efforts in the past, there can be no assurance we will be able to protect sensitive data and/or the integrity of the Company's information systems and to defend against such efforts in the future.

Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential information or confidential information of our customers, employees, or suppliers, whether by us or by our third-party service providers, could disrupt our business, expose us to risks of litigation (such as customer or third party claims that their data has been compromised) and liability, result in a loss of assets or cause reputational damage, and otherwise have a material adverse effect on our operations and financial condition. Any substantial disruption of our systems could impair our ability to process orders, maintain proper levels of inventories, manage customer billings and collections, prepare and present accurate financial statements and related information, and otherwise materially adversely affect our ability to manage our business.

We maintain cyber liability risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems, or to cover the cause of the future specific situation/loss at hand. In addition, as privacy and information security laws and standards evolve, we may need to incur significant additional investment in technology and other processes to meet new legal requirements.

•	We have exited our SARL Businesses in 2017 and NATG business in 2015 and could incur costs in excess of our estimated exit expenses.

The Company has substantially completed most of the NATG wind-down activities, although activities related to collecting remaining accounts receivable, subleasing remaining retail store and warehouse spaces and settling accounts payable and other contingent liabilities continue.  The Company expects that additional NATG wind-down costs incurred during 2018 or later will aggregate between $1 and $5 million, which is expected to be presented in discontinued operations.

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

In France we purchase a substantial portion of our products from major distributors and directly from large manufacturers who may deliver those products directly to our customers (within IPG, many of our suppliers are smaller and more fragmented, but such delivery relationships are still often used). These delivery relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory.  The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business.

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

The Company has made acquisitions in the past of other businesses and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired we may be required to record a significant charge to earnings in the period during which the impairment is discovered.  In the fourth quarter of 2016 within the Company’s ETG discontinued operations, an impairment charge related to goodwill of approximately $0.3 million was recorded and within IPG segment, an impairment charge related to goodwill and intangible assets of $0.1 million was recorded. Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2017, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

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

We operate internationally and as a result, we are subject to risks associated with doing business globally, such as risks related to the differing legal, political and regulatory requirements and economic conditions of many jurisdictions.  Risks inherent to operating internationally include:

•Changes in a country’s economic or political conditions
•Changes in foreign currency exchange rates
•Difficulties with staffing and managing international operations
•Unexpected changes in regulatory requirements
•Changes in transportation and shipping costs
•Enforcement of intellectual property rights
•Tariff and trade uncertainties

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the European Union Euro, Canadian Dollar and the India Rupee. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future.  Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in countries outside the United States, and non-U.S. sales accounted for approximately 40.0% of our net sales from continuing operations during 2017.  To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

•	Our ETG employees are represented by unions or workers’ councils or are employed subject to local laws that are less favorable to employers than the laws of the U.S.

As of December 31, 2017, we had approximately 500 employees located in Europe and Asia. We have workers’ councils representing the employees of our France operations. These France employees are subject to employment laws that provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, the workers’ council in France must approve certain changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

•
We may be unable to reduce prices in reaction to competitive pressures, or implement cost reductions or new product line expansion to address gross profit and operating margin pressures; failure to mitigate these pressures could adversely affect our operating results and financial condition.

The markets in which we participate are highly price competitive and gross profit margins are narrow and variable.  The Company’s ability to further reduce prices in reaction to competitive pressure is limited.  Additionally, gross margins and operating margins are affected by changes in factors such as vendor pricing, vendor rebate and/or price protection programs, product return rights, and product mix.  Pricing pressure is prevalent in the markets we serve and we expect this to continue.  We may not be able to mitigate these pricing pressures and resultant declines in sales and gross profit margin with cost reductions in other areas or expansion into new product lines.  If we are unable to proportionately mitigate these conditions our operating results and financial condition may suffer.

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

From time to time, we are involved in lawsuits or other legal proceedings arising in the ordinary course of our business. These include patent, trademark or other intellectual property matters, employment law matters, states sales tax claims on internet/ecommerce transactions, product liability, commercial disputes, consumer sales practices, or other matters.

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

Changes in our income tax expense due to changes in the mix of U.S. and non-U.S. revenues and profitability, changes in tax rates or exposure to additional income tax liabilities could affect our profitability.  We are subject to income taxes in the United States and various foreign jurisdictions.  Our effective tax rate has been in the past and could be in the future adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, restrictions on utilization of tax benefits, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments.  As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its net deferred tax assets in the U.S. at December 31, 2017 and recorded tax expense of approximately $10.3 million. On December 31, 2017 the French Parliament adopted the Finance Law for 2018. Under this law, French corporate income tax rates are reduced from 33.33% to 25% over a five year period. As a result of the scheduled reductions in the French corporate income tax rate, the Company revalued its French net deferred tax assets at December 31, 2017 and recorded tax expense of approximately $0.5 million. At December 31, 2017 the Company has approximately $26.1 million of net deferred tax assets.

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

The current U.S. Administration has indicated an intent to reform current international trade agreements. A significant objective of the reforms under consideration is to discourage the importation of goods manufactured outside the U.S. and encourage the export of goods manufactured in the U.S., commonly referred to as a border adjustment tax. Within IPG a significant portion of the products we sell are manufactured outside of the U.S., imported to the U.S. and sold in North America. The impact of a border adjustment tax could be material to our tax expense and profitability. The Company may not be able to fully offset any such tax increase through product price increases as increases in product prices in a competitive market would likely decrease demand for the Company’s products. It is not possible to measure the potential impact of the proposed U.S. trade reforms on the Company’s tax expense at this time. However, the implementation of a significant border adjustment or import tax could have a material adverse impact on the Company’s profitability.

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

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 68.0% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions.  Further, as a "controlled company" under NYSE rules, the Company has elected to opt-out of certain New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board; the Company does however currently have an independent Audit, Compensation Committee and Corporate Governance and Nominating Committees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate our business from numerous facilities in North America, France and Asia.  These facilities include our headquarters location, administrative offices, telephone call centers and distribution centers.  Certain facilities handle multiple functions.  Most of our facilities are leased; certain are owned by the Company.

North America

As of December 31, 2017, IPG has six operational distribution centers in North America which aggregate approximately 2.0 million square feet, all of which are leased by IPG.

Our headquarters, administrative offices and call centers aggregate approximately 184,000 square feet within our IPG segment, all of which are leased.

In NATG there remain five retail stores, three B2B call centers and two warehouses that are either sublet or are being marketed for sublease. These properties aggregate to approximately 0.9 million square feet.

Europe

As of December 31, 2017, we have one distribution center in France which aggregates approximately 56,000 square feet and is leased by ETG.  Our administrative offices and call centers aggregate approximately 47,000 square feet.

Asia

As of December 31, 2017, we leased two administrative offices in Asia aggregating approximately 9,000 square feet.

Please refer to Note 11 to the consolidated financial statements for additional information about leased properties, including aggregate rental expense for these properties.

Item 3. Legal Proceedings.

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, customer, personal injury, creditors rights and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.   These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 21 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG "Tiger" consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at a very early stage and the Company is assessing the claims and its defenses; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.
Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2017 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

	High	Low
2017
First Quarter	$11.35	$7.20
Second Quarter	20.44	11.66
Third Quarter	28.25	18.07
Fourth Quarter	34.31	27.12

2016
First Quarter	$9.55	$7.46
Second Quarter	9.35	7.89
Third Quarter	9.06	7.65
Fourth Quarter	9.29	7.36

On December 29, 2017, the last reported sale price of our common stock on the New York Stock Exchange was $33.27 per share.  As of December 31, 2017, we had 167 shareholders of record.

On December 26, 2017, the Company’s Board of Directors declared a special cash dividend of $1.50 per share payable on January 12, 2018 to shareholders of record on January 5, 2018.

On October 31, 2017, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on November 20, 2017 to shareholders of record on November 13, 2017.

On August 1, 2017, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on August 21, 2017 to shareholders of record on August 14, 2017.

On May 4, 2017, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on May 22, 2017 to shareholders of record on May 15, 2017.

On February 28, 2017, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on March 20, 2017 to shareholders of record on March 10, 2017.

Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we anticipate continuing a regular quarterly dividend in the future, subject to availability limitations under our credit facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 5 of “Notes to Consolidated Financial Statements”.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.  The selected statement of operations data, excluding discontinued operations, for fiscal years 2017, 2016 and 2015 and the selected balance sheet data as of December 2017 and 2016 are derived from the audited consolidated financial statements which are included elsewhere in this report.  The selected balance sheet data as of December 2015, 2014 and 2013 and the selected statement of operations data for fiscal years 2014 and 2013 are derived from the audited consolidated financial statements of the Company which are not included in this report. The results of operations shown here have been adjusted to reflect the presentation of the ETG and NATG discontinued operations (See Note 1 of the Notes to Consolidated Financial Statements).

	Years Ended December 31,
	(In millions, except per share data)
	2017	2016	2015	2014	2013
Statement of Operations Data:
Net sales	$1,265.4	$1,170.3	$1,243.5	$1,364.7	$1,291.0
Gross profit	$351.4	$307.9	$310.5	$315.7	$291.2
Operating income (loss) from continuing operations	$71.3	$27.7	$(3.5)	$6.8	$(6.6)
Net income (loss) from continuing operations	$76.1	$16.9	$(24.0)	$(8.9)	$(36.6)
Per Share Amounts:
Net income (loss) from continuing operations — diluted	$2.02	$0.45	$(0.65)	$(0.24)	$(0.99)
Weighted average common shares — diluted	37.6	37.2	37.1	37.1	37.0
Cash dividends declared per common share	$1.85	$0.10	$—	$—	$—
Balance Sheet Data:
Working capital	$178.3	$186.2	$214.2	$310.6	$345.8
Total assets	$551.4	$566.1	$710.1	$896.9	$942.2
Shareholders’ equity	$211.8	$214.4	$253.9	$359.6	$406.2

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax Inc., through its subsidiaries, is primarily a direct marketer of brand name and private label products. The Company currently operates and is internally managed in two reportable segments - Industrial Products Group ("IPG") and Europe Technology Group ("ETG"). Smaller business operations and corporate functions are aggregated and reported as an additional segment – Corporate and Other (“Corporate”).  As previously disclosed in the second quarter of 2017 and for all periods presented, the Company modified the presentation of certain costs associated with operating our distribution centers as well as with our Purchasing and Product Development personnel. Historically these costs had been included as a component of cost of sales and are now included within Selling, Distribution and Administrative expenses ("SD&A").

As disclosed in our Form 8-K dated March 31, 2017, on March 24, 2017, certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”).  Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which includes its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The SARL Businesses were reported within the Company's EETG segment. The transaction closed immediately upon execution of the Purchase Agreement.

The Company retained its France technology value added reseller business, which is conducted through its subsidiary, Inmac Wstore S.A.S., which was not part of the sale transaction.

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, HUK 77 Limited, which is being accounted for on the cost method, to which no value was ascribed, a $3.3 million note receivable ($2.2 million balance at December 31, 2017 which was paid in full in January 2018) and provided limited transition services to Purchaser through December 19, 2017 under a transition services agreement. The note receivable is included in accounts receivable, net in the Consolidated Balance Sheet at December 31, 2017. In October 2017, Misco UK Ltd. ("Misco UK"), one of the companies included in the sold SARL Businesses, was entered into administration insolvency proceedings in the UK. The Company's rights under the Purchase Agreement and the note receivable relate to the Purchaser and other affiliated entities which are not subject to such proceedings. The Company does not anticipate any material adverse effect on the Company due to the insolvency of Misco UK.

The sale of the SARL business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a "strategic shift" with a major impact for the reporting entity. If an entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying consolidated financial statements. For the year ended December 31, 2017, 2016 and 2015, net sales of the SARL Businesses included in discontinued operations totaled $117.0 million, $509.8 million, $611.2 million, respectively, and net loss included in discontinued operations totaled $28.2 million, $24.8 million and $24.3 million, respectively. For a discussion of the accounting for the sale of the SARL Businesses, see Note 1 and Note 2 to the consolidated financial statements included in Item 15 of this Form 10-K.

As disclosed in our Form 10-K for the fiscal year 2015, the Company sold its North American Technology Products Group ("NATG") business and began the wind-down of its remaining NATG operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations. The wind-down was substantially completed in the second quarter of 2016 and the Company continues with collecting accounts receivable, settling accounts payable, marketing remained leased facilities, as well as, settling remaining lease obligations and other contingencies. These wind-down activities will continue in 2018. For the year ended December 31, 2017, 2016 and 2015, net sales of the NATG business included in discontinued operations totaled $0.0 million, $11.8 million and $1,053.4 million, respectively, and net loss included in discontinued operations totaled $7.5 million, $24.7 million and $51.5 million, respectively. For a discussion of the accounting and wind-down of the NATG business, see Note 1 and Note 2 to the consolidated financial statements included in Item 15 of this Form 10-K.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its ETG segment. As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the German operations are presented within continuing operations in the consolidated financial statements. For the year ended December 31, 2016, net sales of Misco Germany included in continuing operations were $33.9 million and the net loss, including approximately $1.7 million of intercompany charges, was $6.4 million.

On December 31, 2016, the Company sold its rebate processing business which had been reported as part of its Corporate and Other (“Corporate”) segment.  As this disposition was also not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the rebate processing business are presented within continuing operations in the consolidated financial statements.  For the year ended December 31, 2016, net sales of the rebate processing business included in continuing operations were $3.7 million and the net loss was $2.3 million, including intercompany charges of $0.1 million. The Company recorded a gain on this sale in 2016 of approximately $3.9 million.

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

Management’s discussion and analysis that follows will include IPG, ETG, Corporate and other, NATG continuing operations and discontinued operations.

Industrial Products

IPG sells a wide array of maintenance, repair and operational ("MRO") products, as well as other industrial and general business supplies, which are marketed in North America. Most of these products are manufactured by other companies; however, the Company does offer a selection of products that are manufactured for our own design and marketed under the trademarks Global™, GlobalIndustrial.com™ and Nexel™ Relius™, Paramount™ and Interion™. Industrial products accounted for 63%, 61% and 56% of our net sales from continuing operations in 2017, 2016 and 2015, respectively.

On January 30, 2015, IPG completed its acquisition of the Plant Equipment Group, a business-to-business direct marketer of MRO products, from TAKKT America for $25.9 million in cash; post-closing working capital adjustments were de minimis. This acquisition expanded the Company’s regional footprint and its market share.

Europe Technology Products Group

ETG sells information and communication technology ("ICT") products and consumer electronics ("CE"). These products are marketed primarily in France and to a much lesser extent Belgium. Substantially all of these products are manufactured by other companies. On March 24, 2017 the Company sold its SARL Businesses and its continuing ETG operations now only include those in France. Prior year comparatives will include France and the divested German operations which was sold in September 2016. France accounted for approximately 37%, 37% and 32% (excluding sales of the sold Germany operations in 2016 and 2015) of our net sales from continuing operations in 2017, 2016 and 2015, respectively.

In September 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its ETG segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, prior and current year results of the German operations are presented within continuing operations in the consolidated financial statements.  For the year ended December 31, 2016, net sales of Misco Germany included in continuing operations were $33.9 million and the net loss, including approximately $1.7 million of intercompany charges, was $6.4 million.

In both of these above mentioned product groups, we offer our customers a broad selection of products, prompt order fulfillment and extensive customer service.

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

North American Technology Products Group

As discussed above, the Company sold certain B2B assets of NATG in December 2015 and substantially completed wind-down activities in 2016.  The NATG segment sold primarily ICT and CE products.  These products were marketed in the United States, Canada and Puerto Rico. Most of these products were manufactured by other companies; however the Company did offer a selection of products that were manufactured to our own designs and marketed on a private label basis.  NATG sales included in continuing operations in 2017 and 2016 were 0% and 8% in 2015 of our net sales.

Discontinued Operations

As discussed above, for 2017 and prior year periods the Company's discontinued operations include the results of the SARL businesses sold in March 2017 and the NATG business sold in December 2015. Total net sales for the discontinued operations were $117.0 million, $521.6 million and $1.7 billion for the years ended 2017, 2016 and 2015, respectively.  See Note 2 and 10 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

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

The primary component of our operating expenses historically has been employee-related costs, which includes items such as wages, commissions, bonuses, employee benefits and equity based compensation, as well as marketing expenses, primarily comprised of digital marketing spend, and occupancy related charges associated with our distribution and call center facilities. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In the discussion of our results of operations we refer to business to business channel sales and period to period constant currency comparisons. Sales in IPG, ETG and Corporate and other are considered to be B2B sales.  In the NATG business, we had considered business to business (“B2B”) channel sales to be sales made direct to other businesses and government /public sector entities through managed business relationships, outbound call centers and extranets. Consumer (“B2C”) channel sales were sales from retail stores, consumer websites, inbound call centers and television shopping channels.  Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

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

We have not made any material changes to our sales return reserve policy in the past four years and we do not anticipate making any material changes to this policy in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

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

We have not made any material changes to our allowance for doubtful accounts receivable reserve policy in the past four years and we do not anticipate making any material changes to this policy in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

A change of 10% in our allowance for doubtful accounts reserve at December 31, 2017 would impact net income by approximately $0.2 million.

Inventory valuation.  We value our inventories at the lower of cost or net realizable value; cost being determined on the first-in, first-out method except in France where an average cost is used. Excess and obsolete or unmarketable merchandise are written down based on historical experience, assumptions about future product demand and market conditions. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past.

Our inventory reserve policy contains assumptions and judgments made by management related to inventory aging, obsolescence, credits that we may obtain for returned merchandise, shrink and consumer demand.

We have not made any material changes to our inventory reserve policy in the past four years and we do not anticipate making any material changes to this policy in the future. However if our estimates are materially different than our actual experience we could have a material loss adjustment.

A change of 10% in our inventory reserves at December 31, 2017 would impact net income by approximately $0.2 million.

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

Our impairment testing involves judgments and uncertainties, quantitative and qualitative, related to the use of discounted cash flow models and forecasts of future results, both of which involve significant judgment and may not be reliable. Significant management judgment is necessary to evaluate the operating environment and economic conditions that exist to develop a forecast for a reporting unit. Assumptions related to the discounted cash flow models we use include the inputs used to determine the Company’s weighted average cost of capital including a market risk premium, the beta of a reporting unit, reporting unit specific risk premiums and terminal growth values. Critical assumptions related to the forecast inputs used in our discounted cash flow models include projected sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, general and administrative expense. We also use our Company's market capitalization and comparable company market data to validate our reporting unit valuations.

We have not made any material changes to our goodwill policy in the past four years and we do not anticipate making any material changes to this policy in the future.

In the fourth quarter of 2016, the Company conducted an evaluation of certain intangible assets of its Mexico operation in its IPG segment and concluded that they were impaired and a charge of $0.1 million, pre-tax was recorded. In our discontinued ETG segment, impairment charges of $0.3 million were recorded in the fourth quarter of 2016, related to impairment of intangible assets in the United Kingdom.

We have approximately, in aggregate, $14.5 million in goodwill and intangible assets at December 31, 2017.  We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our remaining goodwill or intangible assets are impaired will change materially in the future. However if the inputs used in our discounted cash flow models or our forecasts are materially different than actual experience we could incur impairment charges that are material.

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

We have not made any material changes to our long lived assets policy in the past four years and we do not anticipate making any material changes to this policy in the future.

In the fourth quarter of 2016, the Company, after conducting an evaluation of the long-lived assets in its United Kingdom operations, recorded an impairment charge of $1.7 million within ETG discontinued operations segment.

We do not believe it is reasonably likely that the estimates and assumptions used to determine long lived asset impairment will vary materially in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

A change of 10% in the carrying value of our long lived assets would impact net income by approximately $1.5 million.

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

We have not made any material changes to our vendor accrual policy in the past four years nor do we anticipate making any material changes to this policy in the future.

If actual results are different from the projections used we could have a material gain or loss adjustment.

A change of 10% in our vendor accruals at December 31, 2017 would impact net income by approximately $0.4 million.

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

The determination of deferred tax assets and liabilities and any valuation allowances that might be necessary requires management to make significant judgments concerning the ability to realize net deferred tax assets. The realization of our net deferred tax assets is significantly dependent upon the generation of future taxable income. In estimating future taxable income there are judgments and uncertainties related to the development of forecasts of future results that may not be reliable. Significant management judgment is also necessary to evaluate the operating environment and economic conditions that exist to develop a forecast for a reporting unit. Where management has determined that it is more likely than not that some portion or the entire deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

We have not made any material changes to our income tax policy in the past four years and we do not anticipate making any material changes to this policy in the near future.

We do not believe it is reasonably likely that the estimates or assumptions used to determine our deferred tax assets and liabilities and related valuation allowances will change materially in the future. However if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

In 2017 the Company recorded approximately $10.8 million in tax expense related to the revaluation of deferred tax assets as a result of tax law changes in the U.S. and France. The Company also recorded approximately $5.2 million in tax expense, also related to tax reform in the U.S., for taxes on undistributed earnings of its foreign subsidiaries. This tax was also offset by the utilization of net operating losses (see Note 8 to the Consolidated Financial Statements.

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

The Company recorded special charges of $0.3 million, $3.9 million and $26.9 million in continuing operations related to reorganization, restructuring and asset impairment and other charges for the years ended 2017, 2016 and 2015, respectively.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018. The new standards are required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company will adopt these standards using the modified-retrospective approach beginning on January 1, 2018. The Company has completed its impact assessment and does not anticipate a material impact to total revenues in the consolidated statements of operations, accounting policies, business processes, internal controls or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows.  The Company adopted this standard effective January 1, 2017 and its adoption did not materially impact the Company's consolidated financial position or results of operations when implemented in the first quarter of 2017. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. We adopted the cash flow presentation that requires presentation of excess tax benefits within operating activities on a prospective basis. Accordingly, for the year ended December 31, 2017, we recorded discrete income tax benefits in the consolidated statement of operations of approximately $0.8 million, for excess tax benefits related to equity compensation. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares is disclosed in our consolidated statement of cash flows and has been applied retrospectively. Cash flows related to employee taxes paid for withheld shares was immaterial for 2016 and 2015.

In March 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates the second step from the goodwill impairment test. An entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement.

Highlights from 2017

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	IPG sales increased 10.6% to $791.8 million and operating profit increased 102.9% to $69.6 million. On a constant currency basis, average daily sales increased 11.0%.

•	ETG sales increased 5.0% to $473.6 million and operating profit increased 69.0% to $24.5 million. On a constant currency basis, average daily sales increased 3.8%.

•	Consolidated operating income grew 157.4% to $71.3 million compared to $27.7 million in the prior year.

GAAP Results of Operations

Key Performance Indicators* (in millions):

	Years Ended December 31,
	2017	2016	2015	% Change 2017/2016	% Change 2016/2015
Net sales of continuing operations by segment:
IPG	$791.8	$715.6	$698.6	10.6%	2.4%
ETG	473.6	451.1	441.7	5.0%	2.1%
Corporate and Other	—	3.6	5.4	(100.0)%	(33.3)%
NATG- continuing operations	—	—	97.8	—%	(100.0)%
Consolidated net sales	$1,265.4	$1,170.3	$1,243.5	8.1%	(5.9)%
Consolidated gross profit	$351.4	$307.9	$310.5	14.1%	(0.8)%
Consolidated gross margin	27.8%	26.3%	25.0%	1.5%	1.3%
Consolidated SD&A costs**	$280.1	$280.2	$314.0	—%	(10.8)%
Consolidated SD&A costs** as % of sales	22.1%	23.9%	25.3%	(1.8)%	(1.4)%

Operating income (loss) from continuing operations by segment:
IPG	$69.6	$34.3	$43.7	102.9%	(21.5)%
ETG	24.5	14.5	13.0	69.0%	11.5%
Corporate and Other	(22.2)	(18.3)	(22.0)	(21.3)%	16.8%
NATG – continuing operations	(0.6)	(2.8)	(38.2)	78.6%	92.7%
Consolidated operating income (loss)	$71.3	$27.7	$(3.5)	157.4%	891.4%
Operating margin from continuing operations by segment:**
IPG	8.8%	4.8%	6.3%	4.0%	(1.5)%
ETG	5.2%	3.2%	2.9%	2.0%	0.3%
Consolidated operating margin from continuing operations	5.6%	2.4%	(0.3)%	3.2%	2.7%
Effective income tax rate (benefit) from continuing operations	(7.5)%	35.2%	NM %	—	NM %
Net income (loss) from continuing operations	$76.1	$16.9	$(24.0)	350.3%	170.4%
Net margin from continuing operations	6.0%	1.4%	(1.9)%	4.6%	3.3%
Loss from discontinued operations, net of tax	$(35.7)	$(49.5)	$(75.8)	27.9%	(34.7)%

*excludes discontinued operations (See Note 3 of Notes to Consolidated Financial Statements).
** includes special charges, net (See Note 3 of Notes to Consolidated Financial Statements).
NM=not meaningful

Non-GAAP Results of Operations

Supplemental Non-GAAP Continuing Operation Business Unit Summary Results-Unaudited
Industrial Products Group
	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales	$791.8	$715.6	$698.6	10.6%	2.4%
Average daily sales*	$3.1	$2.8	2.7	11.1%	3.6%
Gross profit	$273.2	$233.3	$228.7	17.1%	2.0%
Gross margin	34.5%	32.6%	32.7%
Operating income	$70.9	$35.2	$44.0	101.4%	(25.0)%
Operating margin	9.0%	4.9%	6.3%
European Technology Products Group (France)
	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales	$473.6	$417.2	$382.6	13.5%	9.0%
Average daily sales**	$1.9	$1.6	1.5	14.4%	10.3%
Gross profit	$78.2	$69.7	$62.5	12.2%	11.5%
Gross margin	16.5%	16.7%	16.3%
Operating income	$25.1	$19.6	$16.0	28.1%	22.5%
Operating margin	5.3%	4.7%	4.2%
Corporate & Other
	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating loss	$(20.9)	$(18.9)	$(21.3)	(10.6)%	11.3%
Consolidated
	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales	$1,265.4	$1,132.8	$1,081.2	11.7%	4.8%
Gross profit	$351.4	$303.0	$291.2	16.0%	4.1%
Gross margin	27.8%	26.7%	26.9%
Operating income	$75.1	$35.9	$38.7	109.2%	(7.2)%
Operating margin	5.9%	3.2%	3.6%
*Percentages are calculated using sales data in hundreds of thousands. For the year ended December 31, 2017, 2016 and 2015, IPG had 253, 254 and 257 selling days, respectively and France had 251, 253 and 256 selling days, respectively.
**Percentages are calculated using sales data excluding Misco Germany, in hundreds of thousands.

1 On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”).  Pursuant to this transaction, the Company continues to wind down the remaining operations of NATG during 2017.  In the GAAP presentation, the retail operations which were discontinued by the Company prior to the transaction, along with allocations of common distribution and back office costs, are presented as part of the Company’s continuing operations for all periods; other NATG operations that were sold (as well as the remaining retail operations that existed at the time of the transaction (and were subsequently discontinued by the Company) are presented as discontinued operations for all periods.  The non-GAAP results reflect the entire NATG segment as a discontinued operation for all periods presented as well as adjustments for non-recurring items, intangible amortization, equity compensation and a normalized effective tax rate in recurring operations.  On September 2, 2016 the Company closed on the sale of certain assets of its Misco Germany operation which has been reported as part of its European Technology Products Group. Prior and current year results of Germany have been eliminated in the non-GAAP presentation.   On December 31, 2016 the Company closed on the sale of its Afligo rebate processing business.  Prior and current year results of the rebate processing business, along with the associated gain on the sale, have been eliminated in the non-GAAP presentation.  On March 24, 2017, the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior and current year results of these divested businesses, along with the associated loss on the sale, have been classified as discontinued operations in both the GAAP and non-GAAP presentation. The Company believes that the non-

GAAP presentation conveys additional more meaningful information to investor as it depicts the operations that are currently generating sales and that will continue to do so in future periods.  See accompanying GAAP reconciliation tables.

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Net Sales from Continuing Operations to Segment and Consolidated Non-GAAP Net Sales from Continuing Operations - Unaudited
(In millions)

	Year Ended December 31,
	2017	2016	2015
Industrial Products	$791.8	$715.6	$698.6
Technology Products - Europe	473.6	451.1	441.7
NATG - continuing operations	—	—	97.8
Corporate and Other	—	3.6	5.4
GAAP Net Sales	1,265.4	1,170.3	1,243.5

Non-GAAP adjustments:
Technology Products - Europe:
Reverse results of Germany included in GAAP Net Sales	—	(33.9)	(59.1)
Total Non-GAAP Adjustments: Technology Products Europe	—	(33.9)	(59.1)

Technology Products - NA:
Reverse results of Germany included in GAAP Net Sales	—	—	(97.8)
Total Non-GAAP Adjustments: Technology Products NA	—	—	(97.8)

Corporate and Other:
Reverse results of Afligo included in GAAP Net Sales	—	(3.6)	(5.4)
Total Non-GAAP Adjustments: Corporate and Other	—	(3.6)	(5.4)

Industrial Products	791.8	715.6	698.6
Technology Products-Europe	473.6	417.2	382.6
NATG - continuing operations	—	—	—
Corporate and Other	—	—	—
Non-GAAP Net Sales	$1,265.4	$1,132.8	$1,081.2

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Gross Profit from Continuing Operations to Segment and Consolidated Non-GAAP Gross Profit from Continuing Operations - Unaudited
(In millions)

	Year Ended December 31,
	2017	2016	2015
Industrial Products	$273.2	$233.3	$228.7
Technology Products - Europe	78.2	73.0	67.4
Technology Products - NA	—	—	10.5
Corporate and Other	—	1.6	3.9
GAAP Gross Profit	351.4	307.9	310.5

Non-GAAP adjustments:
Technology Products - Europe:
Reverse results of Germany included in GAAP Gross Profit	—	(3.3)	(5.0)
Total Non-GAAP Adjustments: Technology Products Europe	—	(3.3)	(5.0)

Technology Products - NA:
Reverse results of NATG included in GAAP Gross Profit	—	—	(10.5)
Total Non-GAAP Adjustments: Technology Products NA	—	—	(10.5)

Corporate and Other:
Reverse results of Afligo included in GAAP Gross Profit	—	(1.6)	(3.9)
Total Non-GAAP Adjustments: Corporate and Other	—	(1.6)	(3.9)

Industrial Products	273.2	233.3	228.7
Technology Products- Europe	78.2	69.7	62.4
Technology Products - NA	—	—	—
Corporate and Other	—	—	—
Non-GAAP Gross Profit	$351.4	$303.0	$291.1

SYSTEMAX INC.
Reconciliation of Segment GAAP Operating Income (Loss) from Continuing Operations to Non-GAAP
Operating Income (Loss) from Continuing Operations - Unaudited
(In millions)

	Year Ended December 31,
	2017	2016	2015
Industrial Products	$69.6	$34.3	$43.7
Technology Products - Europe	24.5	14.5	13.0
Technology Products - NA	(0.6)	(2.8)	(38.2)
Corporate and Other	(22.2)	(18.3)	(22.0)
GAAP operating income (loss)	71.3	27.7	(3.5)
Non-GAAP adjustments:
Industrial Products:
Integration costs	—	—	1.0
Intangible asset amortization	1.0	0.5	0.3
Stock-based and other special compensation	0.3	0.4	(1.0)
Total Non-GAAP Adjustments – Industrial Products	1.3	0.9	0.3

Technology Products - Europe:
Reverse results of Germany operations	0.5	4.7	3.0
Intangible asset amortization	0.1	0.4	—
Total Non-GAAP Adjustments: Technology Products Europe	0.6	5.1	3.0

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	0.6	2.8	38.2
Total Non-GAAP Adjustments: Technology Products NA	0.6	2.8	38.2

Corporate and Other:
Gain on sale of Afligo	—	(3.9)	—
Reverse results of Afligo included in GAAP continuing operations	—	2.2	0.1
Stock based compensation	1.3	1.1	0.6
Total Non-GAAP Adjustments: Corporate and Other	1.3	(0.6)	0.7

Industrial Products	70.9	35.2	44.0
Technology Products - Europe	25.1	19.6	16.0
Technology Products - NA	—	—	—
Corporate and Other	(20.9)	(18.9)	(21.3)
Non-GAAP operating income	$75.1	$35.9	$38.7

Management’s discussion and analysis that follows will include IPG, ETG, NATG continuing operations and ETG and NATG discontinued operations. The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS:

The IPG segment net sales benefited in 2017 from continued growth across both its U.S. and Canadian core business categories including material handling, HVAC, and storage solutions.  IPG U.S. revenue was up 10.3% for the year while Canada sales were up approximately 18.0% on a constant currency basis. Increased sales included both new customer acquisition as well as increased penetration of existing customer accounts while the US also benefited from a strengthening macro economic environment.

The IPG segment net sales benefited in 2016 from continued growth across its U.S. core business categories including material handling, HVAC and furniture. IPG U.S. revenue was up 3.3% for the year while Canada sales were down approximately 10.3% on a constant currency basis. Increased sales headcount in various customer facing roles as well as increased e-commerce revenue contributed to the increased sales. On a constant currency basis and excluding the January 2015 P.E.G. acquisition, average daily sales grew 2.8%.

The ETG segment, comprising France and the divested German operations, net sales increase in 2017 and 2016 is primarily attributable to growth across our product categories and customer segments, led by growth in our large key accounts in our France operations.   France was awarded and fulfilled many large tenders for Government and Education in both 2017 and 2016. On a constant currency basis, net sales increased 3.0% and average daily sales increased 3.8% in 2017 compared to 2016 and net sales increased 2.6% and average daily sales increased 3.3% in 2016 compared to 2015. Excluding divested Germany operations, on a constant currency basis, net sales increased 11.3% and average daily sales increased 12.2% in 2017 compared to 2016 and net sales increased 9.6% and average daily sales increased 10.3% in 2016 compared to 2015. The Corporate and Other segment net sales decrease in 2017 compared to 2016 is attributable to the divestiture of the rebate processing business in 2016 and 2016 compared to 2015 is attributable to the decrease in the rebate processing business which was impacted by the exit from our NATG operations in 2015.

Sales in NATG continuing operations represent the sales of the retail stores closed during the first half of 2015. NATG discontinued operations net sales totaled $0.0 million, $11.8 million (liquidation sales) and $1.0 billion for 2017, 2016 and 2015, respectively.

ETG discontinued operations net sales totaled $117.0 million, $509.8 million and $611.2 million for 2017, 2016 and 2015, respectively.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, free freight and freight discounting arrangements and other variables, any or all of which may result in fluctuations in gross margin.  As previously disclosed in the second quarter of 2017 and for all periods presented, the presentation of expenses associated with the cost of warehouse operations as well as with Purchasing and Product Development personnel are reflected within Selling, Distribution and Administrative expenses, rather than as a component of cost of sales as historically had been presented.

The IPG segment gross margin improved 190 basis points in 2017 compared to prior year reflecting both increased product and freight margins. Product margin improvements were driven by a shift in sourcing mix towards stocked items, which typically have lower relative cost, and away from drop shipped products which typically have a higher relative cost, as well as due to strategic pricing adjustments which allowed for higher selling prices while remaining competitive. Freight margin improvements were primarily associated with a reduction of free or fixed freight offerings as well as due to better distribution network utilization as we completed our warehouse management system conversion project early in the year. In addition, the year over year improvement also consists of a negative inventory adjustment of $1.7 million recognized in the second quarter of 2016 which had been identified when converting the warehouse management systems.

The IPG segment gross margin declined 10 basis points in 2016 compared to 2015 reflecting flat product margins, decreased freight margins and increased warehouse staffing cost due to incremental temporary labor to ensure our customer service levels are maintained during the transition to our new warehouse management and distribution system, which was completed in the first half of 2017.

The ETG segment gross margin improved 30 basis points compared to 2016 and improved 90 basis points comparing 2016 to 2015 reflecting a shift in customer mix and large deals, offset by the category mix. ETG segment gross margin, excluding the Germany operations, decreased 20 basis points compared to 2016 reflecting a product mix more weighted toward client devices that carry lower margins as well as a shift in customer mix. ETG segment gross margin, excluding the Germany operations, increased 40 basis points compared to 2015 primarily the result of changes in the sales mix related to both product and customers in our France business.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”), EXCLUDING SPECIAL CHARGES

Consolidated selling, distribution and administrative expenses totaled $279.8 million, $276.3 million and $287.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Within the second quarter of 2017 and for all periods presented, the presentation of expenses associated with the cost of warehouse operations as well as with Purchasing and Product Development personnel were modified to be reflected within Selling, Distribution and Administrative expenses, rather than as a component of cost of sales as had been historically presented before this change was adopted in the second quarter of 2017.

The IPG segment SD&A costs as a percentage of sales decreased in 2017 compared to 2016 as a result of improved leverage across significant cost areas such as marketing, general operating expenses and the cost benefit of a more streamlined employee base. In total IPG segment SD&A as a percentage of sales decreased by 210 basis points compared to 2016. In absolute dollars IPG incurred increased salary and related costs as well as temporary help costs of approximately $3.5 million, increased contract services, rent and related costs of approximately $1.2 million and increased depreciation expense of $0.3 million in 2017 compared to 2016 offset by savings in internet advertising spend of $1.6 million.

The IPG segment SD&A costs as a percentage of sales increased 150 basis points in 2016 compared to 2015. Significant expense increases included approximately $4.6 million of increased salary and related costs of which $0.6 million related to the cost reduction strategies implemented in the second quarter of 2016, investments in the sales force, increased IT costs of approximately $2.9 million and increased net internet advertising spending of approximately $1.9 million as it continues to expand its online product offerings and its e-commerce presence.  Included in the IPG segment’s SD&A expenses is 12 months of P.E.G. costs compared to 11 months in the prior year.

The ETG segment SD&A costs as a percentage of sales improved 130 basis points for 2017 compared to 2016 as a result of leverage of fixed costs related to revenue and volume growth and the divestiture of the Germany operations in 2016. Of this improvement, 30 basis points was related to a one time contract settlement charge in the second quarter of 2016 of $1.4 million. Other savings of $2.8 million result from the elimination of shared service center charges as a result of the divestiture of the SARL Businesses offset by increased salary and related costs of $2.4 million primarily related to a statutory profit sharing contribution and $0.6 million of increased internet advertising spend. The sale of the SARL Businesses required ETG to replace with in country personnel the functions handled by the shared service center in Hungary that was part of the sale. Excluding the Germany operations, SD&A costs as a percentage of sales improved 90 basis points compared to 2016.

The ETG segment SD&A costs as a percentage of sales increased 40 basis points for 2016 compared to 2015. Significant costs included $1.4 million of one time contract settlement charges previously mentioned, $1.1 million of increased internet and catalog advertising spend and catalog offset by reduced bad debt expense of approximately $0.4 million and rent costs of approximately $0.1 million. Excluding the Germany operations and the one time contract settlement charge previously mentioned, SD&A improved 30 basis points.

The Corporate and other segment SD&A costs increased in 2017 compared to 2016 primarily related to increased incentive compensation costs of approximately $1.4 million offset by the reduction in costs resulting from the sale of the rebate processing business in December 2016.

The Corporate and other segment SD&A costs decreased by approximately $5.8 million in 2016 compared to 2015 primarily attributable to the gain on the sale of the rebate processing business of $3.9 million, lower salary and related costs of approximately $1.9 million, savings within professional fees of approximately $0.9 million offset by increased IT costs of approximately $1.0 million.

NATG continuing operations SD&A expense for 2017 totaled $0.3 million primarily for utilities, telephone and legal fees, $0.6 million for 2016 primarily for utilities, telephone, repairs & maintenance, and $23.1 million for 2015 primarily for payroll costs, credit card fees, rent and utilities.  NATG continuing operations SD&A expense is primarily payroll costs, credit card fees, rent and utilities.

ETG and NATG discontinued operations SD&A expense totaled $22.1 million, $96.9 million and $221.0 million for each of 2017, 2016 and 2015, respectively.

SPECIAL CHARGES, NET

In 2017 the Company incurred special charges of $30.9 million, of which $0.3 million is included in continuing operations within the NATG segment and $30.6 million is included in discontinued operations within the ETG and NATG segments.

The Company’s ETG segment incurred special charges related to the sale of the SARL Businesses of approximately $23.7 million, which included an $8.2 million loss on the sale of net assets, $14.4 million of cumulative translation adjustments, $1.1 million of legal, professional and other costs, $0.8 million recovery from settlement of an outstanding obligation related to the sale, $0.3 million of severance and other personnel costs and $0.5 million of costs related to a transitional services agreement. Of these charges previously mentioned, $1.4 million required the use of cash.

The Company expects that total additional charges related to the sale of the SARL Businesses will be less than $1.0 million which will be presented in discontinued operations. Additional charges may be incurred in the discontinued SARL Businesses related to disputed statutory tax indemnities given at closing.

The Company’s NATG segment incurred special charges for the year ended December 31, 2017 of approximately $7.2 million, approximately $6.5 million related to updating our future lease cash flows expectations related to previously exited retail stores of $0.3 million, which is included in continuing operations, and $6.2 million in discontinued operations as these charges related to the distribution center and the NATG corporate headquarters and $0.7 million related to ongoing restitution proceedings against certain former NATG executives.
The Company incurred special charges for the year ended December 31, 2016 of $15.4 million within ETG and NATG segments, of which $3.9 million is included in continuing operations and $11.5 million is included in discontinued operations.

The Company’s ETG segment incurred special charges during 2016 of approximately $3.7 million, of which $1.7 million is included within continuing operations and $2.0 million is included within discontinued operations. The $1.7 million related to the sale of certain assets of its German business, including customer relationships and the employees of its Misco Germany branch. The Germany operations charges incurred included approximately $1.0 million for lease termination costs (includes $0.3 million benefit related to previous rent accruals), $0.6 million for professional fees related to the sale and approximately $0.1 million for write off of inventory and fixed assets.  The $2.0 million of special charges, included within discontinued operations, related to impairment charges related to goodwill and long-lived assets in the United Kingdom operations.

The Company’s NATG segment incurred special charges in 2016 of approximately $11.7 million, of which $2.2 million is included in continuing operations and $9.5 million is included in discontinued operations.  Charges incurred included approximately $10.9 million for lease terminations and other exit costs (includes $3.3 million benefit of previous rent accruals) for the closing of the two remaining retail stores, a distribution center and the NATG corporate headquarters in 2016, approximately $2.0 million of additional lease termination costs (includes $0.1 million benefit of previous rent accruals) of our previously exited retail stores (present value of contractual gross lease payments net of sublease rental income, or settlement amount), $0.6 million for consulting expenses related to the lease terminations and $0.2 million for severance and related expenses.

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

The Company incurred special charges for the year 2015 of approximately $29.5 million within the ETG, NATG and IPG segments, of which $26.9 million is included within continuing operations and $2.6 million is included within discontinued operations. These charges included approximately $25.6 million attributable to the NATG segment for severances and lease termination costs related to the closing of 31 retail stores and a warehouse during 2015. Other charges incurred in 2015 include costs for additional legal and professional fees related to the previously disclosed investigation and settlement with former officers and employees and long-lived asset impairment charges.

IPG recorded special charges of approximately $1.0 million in 2015, within continuing operations, related to severance costs associated with the integration of P.E.G. of $0.4 million and $0.6 million for lease termination costs related to one of their leased facilities.

Special charges incurred in the ETG segment in 2015, within continuing operations, related to impairment charges of $0.3 million related to the long-lived assets in our Germany operations. The impairment charges resulted from negative cash flows in 2015 and a forecast for continued cash use.

Special charges included in ETG and NATG discontinued operations in 2015 totaled approximately $2.6 million. ETG charges included $0.7 million related to the previously disclosed exit of the Chief Executive of the EMEA Technology operations and an impairment charge of $0.4 million related to the long-lived assets in Italy, Spain and Sweden operations. The impairment charge resulted from negative cash flows in 2015 and a forecast for continued cash use in these entities. A favorable severance accrual adjustment of $0.1 million was also recorded in 2015 in ETG. Special charges of $1.6 million was included in NATG discontinued operations.

OPERATING MARGIN

IPG's operating margin increase of 400 basis points in 2017 compared to 2016 was driven by a combination of increased net sales, improved gross margin rate, lowered digital marketing spend, as well as savings from salary reductions realized from certain actions taken in the first quarter of 2017. These improvements and cost reductions were partially offset by increased variable compensation resulting from the improved financial performance of the business.

IPG’s operating margin decrease of 150 basis points in 2016 reflects the increased expenses for the larger Las Vegas distribution center,  including temporary help to ensure our service level is maintained during our transition to our new warehouse management and distribution system, increased internet advertising spending to drive traffic, increased salary and related costs due to investments in sales force and customer service staff, partially offset by a reduction of back office headcount, which was completed in the second quarter of 2016, as well as approximately $1.7 million related to an inventory adjustment the Company gained visibility into during the IT system conversion in the second quarter of 2016.

ETG's operating margin increase of 200 basis points compared to 2016 was driven by leverage of ETG's cost structure as revenues grew in 2017 as well as the elimination of Germany operating losses which were $4.7 million for the year 2016 as the result of the sale of that business in September 2016. Excluding the Germany operations, operating margin increased 70 basis points compared to 2016.

Consolidated operating margin was impacted by special charges of $0.3 million, $3.9 million and $26.9 million in 2017, 2016 and 2015, respectively.

INTEREST AND OTHER EXPENSE, NET

Included in interest and other expense (income), net in continuing operations, is interest expense of $0.4 million, $0.7 million and $1.0 million in 2017, 2016 and 2015, respectively. The interest expense is attributable to decreasing balances owed on outstanding capital lease obligations and credit facility charges.

INCOME TAXES

On December 22, 2017, the Tax Cut and Jobs Act ("TCJA") was enacted in the United States. The TCJA significantly changes U.S. corporate tax impacts by, among other things, lowering the corporate tax rate to 21% from 35% effective January 1, 2018, implementing a territorial tax system and imposing a one-time repatriation tax on previously untaxed, accumulated earnings of foreign subsidiaries. As a result of the new tax law, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 allows companies to record the tax impacts of the new law as provisional amounts during a measurement period of up to one year from the enactment date of the new law. The Company has recognized a provisional amount for the one-time repatriation tax of approximately $5.2 million and has included this amount in its consolidated financial statements for the year ended December 31, 2017. The Company expects to complete its analysis of the historical earnings and profits of all of its foreign subsidiaries and record any adjustment to the provisional amount within the one year measurement period.

Deferred tax assets and liabilities are measured using enacted tax rates expected to be in place in the year in which they are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its net deferred tax assets in the U.S. at December 31, 2017 and recorded tax expense of approximately $10.3 million. On December 31, 2017 the French Parliament adopted the Finance Law for 2018. Under this law, French corporate income tax rates are reduced from 33.33% to 25% over a five year period. As a result of the scheduled reductions in the French corporate income tax rate, the Company revalued its French net deferred tax assets at December 31, 2017 and recorded tax expense of approximately $0.5 million.

The Company recorded net tax benefits from continuing operations for 2017 of $5.3 million and net tax benefits from discontinued operations of $3.7 million. The net benefit from continuing operations was primarily the result of the provisional repatriation tax recorded and the deferred tax remeasurment expenses which were more than offset by the reversal of valuation allowances against the Company's U.S. federal and certain state deferred tax assets and the utilization of net operating losses against pretax income and the repatriation tax.

The Company’s tax (benefit) expense is presented in both continuing and discontinued operations in 2017, 2016 and 2015. Tax benefit included in continuing operations was approximately $5.3 million in 2017 compared to $9.2 million expense in 2016.

Tax expense included in continuing operations was approximately $12.3 million in 2015 driven primarily by tax expense in Canada, Puerto Rico and certain U.S. states in both 2016 and 2015.  The decrease in tax expense in 2016 is primarily attributable to lower tax expense in the U.S. and EMEA.

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2017	2016	$ Change
Cash	$184.5	$149.7	$34.8
Accounts receivable, net	$174.3	$148.6	$25.7
Inventories	$131.5	$116.7	$14.8
Prepaid expenses and other current assets	$3.8	$3.9	$(0.1)
Accounts payable	$196.1	$181.3	$14.8
Dividend payable	$55.7	$—	$55.7
Accrued expenses and other current liabilities	$64.0	$49.2	$14.8
Working capital	$178.3	$186.2	$(7.9)

Our primary liquidity needs are to support working capital requirements in our business, including the wind-down activities of the NATG and ETG businesses, funding recently declared and any future dividends, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, and funding acquisitions. We rely principally upon operating cash flows to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.  We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased due to declaration of dividends, increases in accounts payable and accrued expenses balances compared to prior year.  Accounts receivable days outstanding were at 47.1 in 2017 down from 48.1 in 2016.  Inventory turns were 7.4 in 2017 compared to 8.0 in 2016 and accounts payable days outstanding were 71.8 in 2017 compared to 75.4 in 2016.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales between consumer and business customers.

Net cash provided by operating activities from continuing operations was $57.9 million resulting from changes in our working capital accounts, which used $8.3 million in cash compared to $50.7 million used in 2016, primarily the result of increased accounts receivable and inventory balances and the fluctuation in our accounts payable and accrued expenses balances. Cash generated from net income adjusted by other non-cash items provided $66.2 million compared to $27.1 million provided by these items in 2016, primarily related to the significant change in income from continuing operations and the change in the provision for deferred income taxes which reflects the reversal of certain valuation allowance account balances. Net cash used in operating activities from continuing operations was $23.6 million in 2016 compared to $128.7 million during 2015, resulting from changes in our working capital accounts which used $50.7 million in 2016 compared to $134.0 million provided in 2015, primarily the result of fluctuations in our inventories balances due to the liquidation of inventories at our retail stores in 2015, accounts receivable, accounts payable and accrued expenses balances. Cash generated from net income (loss) adjusted by other non-cash items provided $27.1 million in 2016 compared to $5.32 million used in 2015, primarily the result of increased income from continuing operations, fluctuations in asset impairment charges and non-cash benefit items recorded and changes in gain (loss) on disposition and abandonment. Net cash used in operating activities from discontinued operations was $12.3 million, $33.8 million and $42.2 million for 2017, 2016 and 2015 respectively.

Net cash used in investing activities from continuing operations totaled $2.7 million, $1.9 million and $33.4 million for 2017, 2016 and 2015, respectively. In 2017, investing activities included invested in warehouse pick modules, warehouse racking and mobile sales application software for IPG segment. In 2016 investing activities included information and communication systems hardware and software, leasehold improvements and lift trucks for inventory and warehousing functions for IPG segment.  The acquisition of P.E.G. in 2015 used $24.8 million, net of cash acquired of $0.9 million along with $0.9 million of proceeds from the sale of our former PC manufacturing facility. In 2015 other investing activities include leasehold improvements for racking, equipment and build out of our additional warehouse space for IPG segment, new office space for our France operations, expenditures for our inventory and warehousing functions in ETG and IPG and information and communications systems hardware and software, aggregating $10.0 million.  Net cash used in investing activities from discontinued operations was $0.1 million, $0.8 million and $1.3 million.

Net cash used in financing activities was $11.5 million, $4.0 million and $2.9 million in 2017, 2016 and 2015, respectively. In 2017, cash used in financing activities was primarily for dividends paid during 2017 totaling $13.0 million, $0.1 million used to repay outstanding capital lease obligations and $0.8 million used as payment of payroll taxes on stock-based compensation through withholding shares offset by $2.4 million from proceeds from stock option exercises. In 2016 cash used in financing activities was primarily related to dividends paid. In 2015, we repaid approximately $2.7 million of capital lease obligations and repurchased approximately $0.2 million of treasury stock.  Net cash used in financing activities from discontinued operations totaled $0, $0.1 million and $0.1 million in 2017, 2016 and 2015, respectively.

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2017, eligible collateral under the credit agreement was $74.6 million, total availability was $73.1 million, total outstanding letters of credit were $2.9 million, excess availability was $70.2 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2017.

Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, distribution and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales. Unusual gains or expense items, such as special (gains) charges and settlements, may impact earnings and are separately disclosed.  We expect that past performance may not be indicative of future performance due to the competitive nature of the segments we operate in.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have significant cash balances and minimal debt.

The expenses, capital expenditures and exit activities described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. In 2018 we anticipate capital expenditures of up to $8.0 million, though at this time we are not contractually committed to incur these expenditures.  Over the past several years we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in shares of our common stock, which could have a dilutive effect on our earnings per share. We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of December 31, 2017, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2017 cash balances held in foreign subsidiaries totaled approximately $41.8 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company intends to repatriate excess foreign cash balances when available and when it is tax efficient. The Company had in excess of $214 million of liquidity (cash and undrawn line of credit) in the U.S. as of December 31, 2017, which is sufficient to fund its U.S. operations and capital needs, including any dividend payments, for the foreseeable future.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expires at various dates through 2032.  We have sublease agreements for unused space we lease in the United States and Germany.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2017 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$0.2	0.1	0.1	—	—

Non-cancelable operating leases, net of subleases	120.3	18.4	38.1	27.5	36.3

Purchase & other obligations	23.6	4.4	10.1	9.1	—

Total contractual obligations	$144.1	22.9	48.3	36.6	36.3

Our purchase and other obligations consist primarily of product purchase commitments, certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $2.9 million of standby letters of credit outstanding as of December 2017.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2017, the Company had no material uncertain tax positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally European Union Euros and Canadian Dollars) as measured against the U.S. Dollar and each other.

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $49.6 million and pretax loss would have fluctuated by approximately $2.6 million if average foreign exchange rates changed by 10% in 2017. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2017 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2017, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.   Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Systemax Inc.
Opinion on Internal Control over Financial Reporting
We have audited Systemax Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Systemax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal controls over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Ernst & Young LLP
New York, NY
March 15, 2018

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders. (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1.	Consolidated Financial Statements of Systemax Inc.	Reference
	Reports of Ernst & Young LLP Independent Registered Public Accounting Firm	49
	Consolidated Balance Sheets as of December 31, 2017 and 2016	50
	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	51
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015	52
	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	53
	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2017, 2016 and 2015	55
	Notes to Consolidated Financial Statements	56

2	Financial Statement Schedule:

	The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

	Schedule II — Valuation and Qualifying Accounts	60

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 15.    Exhibits and Financial Statement Schedules.

3	Exhibits.

	Exhibit No.	Description

	3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1) (Registration No. 33-92052).
	3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s report on Form 8-K dated May 18, 1999).
	3.3	Amended and Restated By-laws of the Company (effective as of December 29, 2007, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007).
	3.4	Amendment to the Bylaws of the Company (incorporated by reference to the Company’s report on Form 8-K dated March 3, 2008).
	4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995).
	10.1*	Form of 1999 Long-Term Stock Incentive Plan as amended (incorporated by reference to the Company’s report on Form 8-K dated May 20, 2003).
	10.2*	Form of 2006 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).
10.3
Build-to-Suit Lease Agreement dated April 1995 among SYX Distribution Inc. (tenant), American National Bank and Trust Company of Chicago (trustee for the original landlord) and Walsh, Higgins & Company (contractor) (Naperville, IL Facility)(“Naperville Lease”) (incorporated by reference to the Company’s registration statement on Form S-1) (Registration No. 33-92052).

10.4
First Amendment, dated as of February 1, 2006, to the Naperville Lease between SYX Distribution Inc. (tenant) and Ambassador Drive LLC (landlord) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.5
Lease Agreement, dated December 8, 2005, between Global Equipment Company Inc. (tenant) and Hamilton Business Center, LLC (landlord) (Buford, Georgia facility)  (the “Buford Lease”) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.6
First Amendment, dated June 12, 2006, to the Buford Lease, between Global Equipment Company Inc. (tenant)  and Hamilton Business Center, LLC (landlord) (Buford, Georgia distribution center) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.7*
Employment Agreement, dated as of January 17, 2007, between the Company and Lawrence P. Reinhold (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006).

10.8*
Amendment No. 1, dated December 30, 2009, to the Employment Agreement between the Company and Lawrence P. Reinhold (incorporated by reference to the Company’s report on Form 8-K dated December 30, 2009).

10.9
Lease Agreement, dated April 16, 2010, between Jefferson Project I LLC (landlord) and SYX Distribution Inc. (tenant) (Jefferson, GA facility) (the “Jefferson Lease”)  (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.10
First Amendment, dated August 24, 2010, to the Jefferson Lease, between Jefferson Project I LLC (landlord) and SYX Distribution Inc. (tenant) (Jefferson, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.11
Lease Agreement, dated February 27, 2012, between PR I Washington Township NJ, LLC (landlord) and Global Equipment Company Inc. (tenant) (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

	10.12*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
10.13*
Employment Agreement, dated April 12, 2012, between the Company and Eric Lerner (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.14
Lease Agreement, dated December 10, 2014, between Prologis, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (Las Vegas, NV distribution center)  (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2014).

10.15*	Amendment to the Term of the 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Supplemental Proxy Material filed May 18, 2015).
10.16
Third Amended and Restated Credit Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).

10.17
Third Amended and Restated Pledge and Security Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).

10.18
Amended and Restated Lease dated December 14, 2016, by and between Global Equipment Company Inc. (tenant) and Addwin Realty Associates, LLC (landlord) (Port Washington, NY facility) (incorporated by reference to the Company’s report on Form 8-K dated December 16, 2016).

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of February 2018) filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ LAWRENCE REINHOLD

Lawrence Reinhold
President and Chief Executive Officer

Date: March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Executive Chairman and Director	March 15, 2018
Richard Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	March 15, 2018
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 15, 2018
Robert Leeds

/s/ LAWRENCE REINHOLD	President and Chief Executive Officer	March 15, 2018
Lawrence Reinhold	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Vice President and Chief Financial Officer	March 15, 2018
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 15, 2018
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT ROSENTHAL	Director	March 15, 2018
Robert Rosenthal

/s/ BARRY LITWIN	Director	March 15, 2018
Barry Litwin

/s/ CHAD LINDBLOOM	Director	March 15, 2018
Chad Lindbloom

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Systemax Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Systemax Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2005.

/s/ Ernst & Young LLP .
New York, NY
March 15, 2018

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2017	2016
ASSETS:
Current assets:
Cash	$184.5	$149.7
Accounts receivable, net of allowances of $9.9 and $17.2	174.3	148.6
Inventories	131.5	116.7
Prepaid expenses and other current assets	3.8	3.9
Current assets of discontinued operations	—	92.3
Total current assets	494.1	511.2

Property, plant and equipment, net	15.1	16.4
Deferred income taxes	26.2	4.2
Goodwill and intangibles	14.5	15.7
Other assets	1.5	1.5
Long term assets of discontinued operations	—	17.1
Total assets	$551.4	$566.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$196.1	$181.3
Dividend payable	55.7	—
Accrued expenses and other current liabilities	64.0	49.2
Current liabilities of discontinued operations	—	94.5
Total current liabilities	315.8	325.0

Deferred income tax liability	0.1	0.3
Other liabilities	23.7	24.3
Long term liabilities of discontinued operations	—	2.1
Total liabilities	339.6	351.7

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,861,992 and 38,861,992 shares; outstanding 37,093,774 and 36,924,293 shares	0.4	0.4
Additional paid-in capital	186.5	185.5
Treasury stock at cost —1,768,218 and 1,937,699 shares	(21.8)	(23.9)
Retained earnings	44.8	73.1
Accumulated other comprehensive income (loss)	1.9	(20.7)
Total shareholders’ equity	211.8	214.4

Total liabilities and shareholders’ equity	$551.4	$566.1

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$1,265.4	1,170.3	$1,243.5
Cost of sales	914.0	862.4	933.0
Gross profit	351.4	307.9	310.5
Selling, distribution and administrative expenses	279.8	276.3	287.1
Special charges, net	0.3	3.9	26.9
Operating income (loss) from continuing operations	71.3	27.7	(3.5)
Foreign currency exchange loss	—	1.3	7.5
Interest and other expense, net	0.5	0.3	0.7
Income (loss) from continuing operations before income taxes	70.8	26.1	(11.7)
(Benefit) provision for income taxes	(5.3)	9.2	12.3
Net income (loss) from continuing operations	76.1	16.9	(24.0)
Loss from discontinued operations, net of tax	(35.7)	(49.5)	(75.8)
Net income (loss)	$40.4	$(32.6)	$(99.8)
Basic and diluted EPS:
Net income (loss) per share from continuing operations-basic	$2.06	$0.45	$(0.65)
Net income (loss) per share from continuing operations-diluted	$2.02	$0.45	$(0.65)
Net loss per share from discontinued operations-basic and diluted	$(0.96)	$(1.33)	$(2.04)
Net income per share-basic	$1.09	$(0.88)	$2.69
Net income per share-diluted	$1.07	$(0.88)	$2.69
Weighted average common and common equivalent shares:
Basic	37.0	37.2	37.1
Diluted	37.6	37.2	37.1
Dividends declared	1.85	0.10	—

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$40.4	$(32.6)	$(99.8)
Other comprehensive loss:
Foreign currency translation income (loss)	8.2	(4.9)	(6.9)
Total comprehensive income (loss)	$48.6	$(37.5)	$(106.7)

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$76.1	$16.9	$(24.0)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5.1	5.3	5.9
Asset impairment and other non-cash benefit	—	(0.2)	1.0
(Benefit) provision for deferred income taxes	(17.8)	4.1	4.3
Provision for returns and doubtful accounts	1.3	3.6	6.7
Compensation expense related to equity compensation plans	1.6	1.7	0.9
(Gain) loss on dispositions and abandonment	(0.1)	(4.3)	(0.1)

Changes in operating assets and liabilities:
Accounts receivable	(13.7)	24.2	39.0
Inventories	(9.6)	6.6	139.8
Prepaid expenses and other current assets	1.5	5.5	1.5
Income taxes payable (receivable)	6.3	(0.2)	0.8
Accounts payable	2.9	(73.2)	(43.1)
Accrued expenses and other current liabilities	4.3	(13.6)	(4.0)
Net cash provided by (used in) operating activities from continuing operations	57.9	(23.6)	128.7
Net cash used in operating activities from discontinued operations	(12.3)	(33.8)	(42.2)
Net cash provided by (used in) operating activities	45.6	(57.4)	86.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2.8)	(2.4)	(10.0)
Proceeds from disposals of property, plant and equipment	0.1	0.5	1.4
Acquisition of Plant Equipment Group	—	—	(24.8)
Net cash used in investing activities from continuing operations	(2.7)	(1.9)	(33.4)
Net cash used in investing activities from discontinued operations	(0.1)	(0.8)	(1.3)
Net cash used in investing activities	(2.8)	(2.7)	(34.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(0.1)	(0.3)	(2.7)
Dividends paid	(13.0)	(3.7)	—
Proceeds from issuance of common stock	2.4	—	—
Payment of payroll taxes on stock-based compensation through shares withheld	(0.8)	—	—
Repurchase of treasury stock	—	—	(0.2)
Net cash used in financing activities from continuing operations	(11.5)	(4.0)	(2.9)
Net cash used in financing activities from discontinued operations	—	(0.1)	(0.1)
Net cash used in financing activities	(11.5)	(4.1)	(3.0)

EFFECTS OF EXCHANGE RATES ON CASH	3.5	(1.2)	1.3

NET INCREASE (DECREASE) IN CASH	34.8	(65.4)	50.1
CASH – BEGINNING OF YEAR	149.7	215.1	165.0

CASH – END OF YEAR	$184.5	$149.7	$215.1
Supplemental disclosures:

Interest paid	$0.4	$0.7	$0.7
Income taxes paid	$5.8	$5.8	$4.1
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$0.3	$—	$—

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2014	36,808	$0.4	$184.3	$(25.4)	$209.2	$(8.9)	$359.6
Stock-based compensation expense			1.2				1.2
Issuance of restricted stock	86		(1.1)	1.1			—
Exercise of stock options	4		—	—			—
Surrender of fully vested options	(25)			(0.2)			(0.2)
Change in cumulative translation adjustment						(6.9)	(6.9)
Net loss					(99.8)		(99.8)
Balances, December 31, 2015	36,873	$0.4	$184.4	$(24.5)	$109.4	$(15.8)	253.9
Stock-based compensation expense			1.7				1.7
Issuance of restricted stock	51		(0.6)	0.6			—
Dividends					(3.7)		(3.7)
Change in cumulative translation adjustment						(4.9)	(4.9)
Net loss					(32.6)		(32.6)
Balances, December 31, 2016	36,924	$0.4	$185.5	$(23.9)	$73.1	$(20.7)	$214.4
Stock-based compensation expense			1.6				1.6
Issuance of restricted stock	68		(0.8)	0.8			—
Stock withheld for employee taxes	(48)		(0.3)	(0.5)			(0.8)
Cancellation of restricted shares	(8)		—	(0.1)			(0.1)
Proceeds from issuance of common stock	158		0.5	1.9			2.4
Dividends					(68.7)		(68.7)
Discontinued European entities cumulative translation adjustment						14.4	14.4
Change in cumulative translation adjustment						8.2	8.2
Net income					40.4		40.4
Balances, December 31, 2017	37,094	$0.4	$186.5	$(21.8)	$44.8	$1.9	$211.8

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systemax Inc., through its subsidiaries, is primarily a direct marketer of brand name and private label products. The Company operates and is internally managed in two reportable segments - Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”). Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).  As previously disclosed in the second quarter of 2017 and for all periods presented, the Company modified the presentation of certain costs associated with operating our distribution centers as well as with our Purchasing and Product Development personnel. Historically these costs had been included as a component of cost of sales and are now included within Selling, Distribution and Administrative expenses ("SD&A"). For the year ended 2017, 2016 and 2015, the costs reclassified from cost of sales to SD&A, included within continuing operations, was $21.8 million, $38.9 million and $34.0 million, respectively,

As disclosed in our Form 8-K dated March 31, 2017, on March 24, 2017, certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”).  Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which included its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The SARL businesses were reported within the Company's European Technology Products Group ("ETG") segment. The transaction closed immediately upon execution of the Purchase Agreement.

The Company retained its France technology value added reseller business, which is conducted through its subsidiary, Inmac Wstore S.A.S., which was not part of the sale transaction.

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, HUK 77 Limited, which is being accounted for on the cost method, to which no value was ascribed, a $3.3 million note receivable ($2.2 million balance at December 31, 2017 which was paid in full in January 2018) and provided limited transition services to Purchaser through December 19, 2017 under a transition services agreement. The note receivable is included in accounts receivable, net in the Consolidated Balance Sheet at December 31, 2017.

The sale of the SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a "strategic shift" with a major impact for the reporting entity. If an entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying consolidated financial statements.

The Company sold certain assets of its Misco Germany business in 2016, which had been reported as part of its ETG segment. As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, prior year results of the Misco Germany operations are presented within continuing operations. Also in 2016, the Company sold its rebate processing business, which had been reported as part of its Corporate segment, and this disposition was also not a strategic shift with a major impact as defined under ASU 2014-08, prior year results of the rebate processing business are presented within continuing operations.

In 2015, the Company announced a restructuring of its NATG business in March 2015. The NATG segment sold products categorized as Information and Communications Technology (“ICT”) and Consumer Electronics (“CE”) products.  These products included computers, computer supplies and consumer electronics which were marketed in North America. The Company followed the guidance under Accounting Standards Update (“ASU”) 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which required disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.   Under ASU 2014-8 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, only the components that were in operation at the time of disposal are presented as discontinued operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Systemax”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications — Certain prior year amounts were reclassified to conform to current year presentation. As previously disclosed, in the second quarter of 2017 and for all periods presented the Company modified the presentation of certain costs associated with operating our distribution centers as well as with our Purchasing and Product Development personnel. Historically these costs had been included as a component of cost of sales and are now included within Selling, Distribution and Administrative expenses ("SD&A"). For the year ended 2017, 2016 and 2015, the costs reclassified from cost of sales to SD&A, included within continuing operations, was $21.8 million, $38.9 million and $34.0 million, respectively,

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  Fiscal quarters will typically include 13 weeks, but the fourth quarter will include 14 weeks in a 53 week fiscal year.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The full year of 2017 and 2016 included 52 weeks compared to 2015 which had 53 weeks.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, sales returns and allowances, inventory reserves, allowances for cooperative advertising, vendor drop shipments, the carrying value of long‑lived assets (including goodwill and intangible assets), capitalization and amortization of software development costs, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, sub-rental lease income, litigation and related legal accruals and the value attributed to employee stock options and other stock‑based awards.

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

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method except in ETG where an average cost is used.

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

Evaluation of Long-lived Assets — Long lived assets are assets used in the Company’s operations and include, definite-lived intangible assets, leasehold improvements, warehouse and similar property used to generate sales and cash flows.  Long lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured. If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.

In 2016, an impairment charge of approximately $1.7 million was recorded in the ETG segment discontinued operations in the United Kingdom as a result of negative cash flows in the business. .

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

Goodwill and Intangible Assets — Goodwill represents the excess of the cost of acquired assets over the fair value of assets acquired. The Company performs a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment shows that the fair value of the reporting unit exceeds its carrying amount, the company is not required to complete the annual two step goodwill impairment test.  If a quantitative analysis is required to be performed for goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model.  A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, distribution and administrative expense. Any excess of a reporting unit's carrying amount over fair value would be charged to impairment expense.

For non-amortizing intangibles the Company performs a qualitative assessment to determine if there are indicators of impairment. If indicators of impairment exist, a fair market value analysis of the intangibles would be completed using a discounted cash flow model with inputs such as projected sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and selling, distribution and administrative expense. Any excess of book carrying value over the fair market value of the intangible asset determined in the analysis would be charged to impairment expense.

In December 2016, the Company conducted an evaluation of the intangible assets in its ETG discontinued operations segment and IPG segment and concluded that assets were impaired in the United Kingdom and Mexico operations and impairment charges of approximately $0.3 million and $0.1 million, respectively, was recorded in the fourth quarter.

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

Revenue Recognition and Accounts Receivable —In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The new revenue recognition standard is effective for interim and annual periods beginning on January 1, 2018. The new standard is required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company will adopt the standard using the modified-retrospective approach beginning in 2018. The Company has completed an impact assessment and has determined that there will be no material impact to total revenues in our consolidated statements of income, accounting policies, business processes, internal controls or disclosures.

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

Net advertising expenses were $67.0 million, $71.4 million and $74.4 million during 2017, 2016 and 2015, respectively, and are included in the accompanying consolidated statements of operations within continuing and discontinued operations.  Of the previously mentioned amounts, ETG discontinued operations net advertising expenses totaled $0.6 million during 2017 and $2.5 million during 2016 and 2015. NATG discontinued operations net advertising expenses totaled $0.3 million, $1.5 million and $7.5 million during 2017, 2016 and 2015, respectively. For 2017 and 2016 NATG advertising expense was primarily related to the wind down of outstanding accounts. The Company utilizes advertising programs to drive traffic to its websites, support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, distribution and administrative expenses totaled $5.8 million, $6.4 million and $20.2 million during 2017, 2016 and 2015, respectively.  Of the previously mentioned amounts, ETG discontinued operations amount of vendor consideration was $0.4 million, $2.6 million and $3.3 million during 2017, 2016 and 2015, respectively. NATG discontinued operations vendor consideration for 2016 was $0.9 million in costs due primarily to vendor balance reconciliations and for 2015, NATG operations vendor consideration of $12.1 million was recorded as a reduction of selling, distribution and administrative expenses primarily in discontinued operations.

Stock Based Compensation — In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows.  The Company adopted this standard effective January 1, 2017 and its adoption did not materially impact the Company's consolidated financial position or results of operations when implemented in the first quarter of 2017. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. We adopted the cash flow presentation that requires presentation of excess tax benefits within operating activities on a prospective basis. Accordingly, for the year ended December 31, 2017, we recorded discrete income tax benefits in the consolidated statement of operations of approximately $0.8 million, for excess tax benefits related to equity compensation. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares is disclosed in our consolidated statement of cash flows and has been applied retrospectively, Cash flows related to employee taxes paid for withheld shares was immaterial for 2016 and 2015.

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

The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.4 million and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million for the year ended December 31, 2017. Shares used in calculating basic and diluted net loss per share was the same for the years ended December 31, 2016 and 2015, respectively, as the inclusion of all potential shares of common stock of the Company outstanding would have been anti‑dilutive.  The weighted average number of stock options and restricted stock awards outstanding excluded from the computation of diluted income (loss) per share was 0.04 million shares, 1.3 million shares, and 1.0 million shares for the years ended December 31, 2017, 2016 and 2015, respectively, due to their antidilutive effect.

Employee Benefit Plans - The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service.  The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $0.7 million in 2017, $0.4 million in 2016 and $0.9 million in 2015, respectively and of these amounts, NATG operations expense was zero in each of 2017 and 2016 and $0.4 million in 2015.

Fair Value Measurements - Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable.  The Company estimates the fair value of financial instruments based on interest rates available to the Company.  At December 31, 2017 and 2016, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.  The Company’s debt is considered to be representative of its fair value because of its variable interest rate. The weighted average interest rate on short-term borrowings was 4.7%, 4.7% and 4.3%, in 2017, 2016 and 2015, respectively.

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

The Company purchases substantially all of our products and components directly from manufacturers and large wholesale distributors.  Two vendors accounted for 10% of more of our purchases in continuing operations in 2017: one vendor accounted for 16.0% and another vendor accounted for 12.0%. In 2016, two vendors accounted for 10% or more of our purchases: each vendor accounted for 13.6% of our purchases and in 2015, one vendor accounted for 11.2% and another accounted for 11.1% of our purchases.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The new revenue recognition standard is effective for interim and annual periods beginning on January 1, 2018. The new standard is required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company will adopt these standards using the modified-retrospective approach beginning on January 1, 2018. The Company has completed an impact assessment and has determined that there will be no material impact to total revenues in our consolidated statements of income, accounting policies, business processes, internal controls or disclosures.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows.  The Company adopted this standard effective January 1, 2017 and its adoption did not materially impact the Company's consolidated financial position or results of operations when implemented in the first quarter of 2017. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than paid-in capital, which is a change required to be applied on a prospective basis in accordance with the new guidance. We adopted the cash flow presentation that requires presentation of excess tax benefits within operating activities on a prospective basis. Accordingly, for the year ended December 31, 2017, we recorded discrete income tax benefits in the consolidated statement of operations of approximately $0.8 million, for excess tax benefits related to equity compensation. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on our results of operations. The presentation requirements for cash flows related to employee taxes paid for withheld shares is disclosed in our consolidated statement of cash flows and has been applied retrospectively, Cash flows related to employee taxes paid for withheld shares was immaterial for 2016 and 2015.

In March 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates the second step from the goodwill impairment test. An entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement.

2.    DISPOSITIONS AND SPECIAL CHARGES

For 2017 and prior year periods the Company’s discontinued operations include the results of the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (See Note 1). The loss on the sale of the SARL Businesses totaled $23.7 million for the year ended December 31, 2017, which included an $8.2 million loss on the sale of net assets, $14.4 million of cumulative translation adjustments, $1.1 million of legal, professional and other costs, $0.8 million recovery from settlement of an outstanding obligation related to the sale, $0.3 million of severance and other personnel costs and $0.5 million of costs related to a transitional services agreement. Of these charges previously mentioned, $1.4 million required the use of cash.

NATG discontinued operations incurred special charges of approximately $6.9 million throughout the year ended December 31, 2017, of which $6.2 million primarily related to updating our future lease cash flows and $0.7 million related to ongoing restitution proceedings against certain former NATG executives.

Below is a summary of the impact on net sales and net loss and loss per share from discontinued operations for the years ended December 31, 2017, 2016 and 2015.

A reconciliation of pretax loss of Discontinued operations to the Net loss of discontinued operations is as follows:

	Year Ended December 31,
	2017	2016	2015
Net sales	$117.0	$521.6	$1,664.6
Cost of sales	102.9	461.6	1,516.8
Gross profit	14.1	60.0	147.8
Selling, distribution and administrative expenses	22.1	96.9	221.0
Special charges, net	30.6	11.5	2.6
Operating loss from discontinued operations	(38.6)	(48.4)	(75.8)
Foreign currency exchange loss	0.8	—	1.8
Interest and other expense (income), net	—	0.3	0.3
Loss of discontinued operations before income taxes	(39.4)	(48.7)	(77.9)
Provision (benefit) for income tax	(3.7)	0.8	(2.1)
Net loss from discontinued operations	$(35.7)	$(49.5)	$(75.8)
Net loss per share - basic and diluted	$(0.96)	$(1.33)	$(2.04)

In September 2016 the Company sold the operating business of Misco Germany and in December 2016 the Company sold its rebate processing business. These divestitures were not considered a major strategic shift and the results of these businesses are reflected in continuing operations.

In 2017 the Company incurred special charges of $30.9 million, of which $0.3 million is included in continuing operations within the NATG segment and $30.6 million is included in discontinued operations within the ETG and NATG segments.
The Company expects that total additional charges related to the sale of the SARL Businesses will be less than $1.0 million which will be presented in discontinued operations.

The Company’s NATG segment incurred special charges for the year ended December 31, 2017 of approximately $7.2 million, with approximately $6.5 million related to updating our future lease cash flows expectations related to previously exited retail stores of which $0.3 million is included in continuing operations, and $6.2 million in discontinued operations as these charges related to the distribution center and the NATG corporate headquarters, and $0.7 million related to ongoing restitution proceedings against certain former NATG executives which is included in discontinued operations. Amounts that are unpaid at December 31, 2017 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying consolidated balance sheets.

The following table details the associated liabilities related to the ETG segment's severance and other costs recorded within discontinued operations, other restructuring charges that remain for the sale of Germany business in 2016 that is included in continuing operations and the NATG segment's lease liabilities and other costs and (in millions):

	ETG - Severance and other costs	ETG – Lease liabilities and other costs	NATG – Workforce reductions	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2017	$—	$1.2	$—	$19.3	$20.5
Charged to expense	0.3	—	—	6.5	6.8
Paid or otherwise settled	(0.3)	—	—	(6.8)	(7.1)
Balance December 31, 2017	$—	$1.2	$—	$19.0	$20.2

The following table details the associated liabilities incurred related to the Technology Products segments special charges (in millions) for 2016:

	ETG - Workforce Reductions and Personnel Costs	ETG – Lease liabilities and other costs	NATG- Workforce Reductions	NATG – Lease liabilities and other exit costs	Total
Balance, January 1, 2016	$0.3	$—	$2.7	$16.3	$19.3
Charged to expense	—	1.9	0.2	16.9	19.0
Paid or otherwise settled	(0.3)	(0.7)	(2.9)	(13.9)	(17.8)
Balance, December 31, 2016	$—	$1.2	$—	$19.3	$20.5

3.    GOODWILL AND INTANGIBLES

Goodwill and indefinite-lived intangible assets:

The following table provides information related to the carrying value of goodwill (in millions):

	December 31,	December 31,
	2017	2016
Balance, January 1	$7.6	$9.2
Impairment	—	(0.4)
Reclassified to discontinued operations due to sale	—	(1.2)
Balance, December 31	$7.6	$7.6

Due to the sale of the SARL businesses in March 2017, the Company has reclassified $1.2 million of goodwill at December 31, 2016, to long-term assets from discontinued operations.

In 2017, in the ETG segment, $1.8 million of trademarks that were considered definite-lived intangibles in the prior year are now considered indefinite lived based upon changes in circumstances. The following table provides information related to the carrying value of indefinite lived intangibles as of December 31, 2017 (in millions):

	December 31,	December 31,
	2017	2016
Balance, January 1	$0.7	$0.7
France trademark	1.8	—
Balance, December 31	$2.5	$0.7

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets as of December 31, 2017 (in millions):

	December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.3	$0.9	$1.4	7.0
Leases	3-6 yrs	0.8	0.4	0.4	3.1
Domain name	5 yrs	3.4	0.8	2.6	3.8
Total		$6.5	$2.1	$4.4	4.8

Due to the sale of the SARL businesses, the Company has reclassified net book value of definite-lived intangible assets of approximately $0.4 million to long term assets of discontinued operations. Also, in 2017, $1.8 million of trademarks that were considered definite-lived assets in the prior year is now considered indefinite-lived based upon changes in circumstances.

The following table summarizes information related to definite-lived intangible assets as of December 31, 2016 (in millions):

	December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.3	$0.6	$1.7	8.0
Leases	3-6 yrs	0.8	0.3	0.5	4.1
Domain name	5 yrs	3.4	0.2	3.2	4.8

Total		$6.5	$1.1	$5.4	5.7

The aggregate amortization expense for these intangibles was approximately $1.0 million in 2017. The estimated amortization for future years ending December 31 is as follows (in millions):

2018	$1.0
2019	1.0
2020	1.1
2021	0.7
2022 and after	$0.6
Total	$4.4

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2017	2016
Land improvements	$0.8	$0.8
Furniture and fixtures, office, computer and other equipment and software	48.8	47.1
Leasehold improvements	16.8	14.6
	66.4	62.5
Less accumulated depreciation and amortization	51.3	46.1
Property, plant and equipment, net	$15.1	$16.4

Due to the sale of the SARL businesses in March 2017, net property, plant and equipment, at December 31, 2016, of $13.1 million, including capital leases of $0.2 million, have been reclassified to long term assets of discontinued operations on the consolidated balance sheets.

Included in property, plant and equipment are assets under capital leases, as follows (in millions):

	2017	2016
Office, computer and other equipment	$6.0	$5.7
Less: Accumulated amortization	5.6	5.4
	$0.4	$0.3

Depreciation charged to continuing operations for property, plant and equipment including capital leases in 2017, 2016, and 2015 was $3.9 million, $4.3 million and $5.6 million, respectively.  ETG and NATG discontinued operations total depreciation expense was $0.4 million, $3.1 million and $5.5 million, for 2017, 2016 and 2015, respectively.

5.    CREDIT FACILITIES

The Company maintains a $75 million secured revolving credit agreement with one financial institution which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2017, eligible collateral under the credit agreement was $74.6 million, total availability was $73.1 million, total outstanding letters of credit were $2.9 million, total excess availability was $70.2 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2017.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2017	2016
Payroll and employee benefits	$23.1	$18.6
Advertising	6.5	6.3
Sales and VAT tax payable	4.7	3.4
Freight	4.0	3.2
Reorganization costs	8.1	7.6
Income taxes payable	7.6	0.6
Other	10.0	9.5
	$64.0	$49.2

7.    SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has three equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted in October 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. The number of shares that may be granted under this plan to a maximum of 7,500,000. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. The ability to grant new awards under this plan ended on December 31, 2009 but awards granted prior to such date continue until their expiration.  A total of 158,375 options were outstanding under this plan as of December 31, 2017.

The 2006 Stock Incentive Plan For Non-Employee Directors - This plan, adopted by the Company’s stockholders in October, 2006, replaces the 1995 Stock Option Plan for Non-Employee Directors. The Company adopted the plan so that it could offer directors of the Company who are not employees of the Company or of any entity in which the Company has more than a 50% equity interest (“independent directors”) an opportunity to participate in the ownership of the Company by receiving options to purchase shares of common stock at a price equal to the fair market value at the date of grant of the option and restricted stock awards. Awards for a maximum of 200,000 shares may be granted under this plan. A total of 5,000 options were outstanding under this plan as of December 31, 2017.

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April 2010 with substantially the same terms and provisions as the 1999 Long-term Stock Incentive Plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 837,925 options and 191,267 restricted stock units were outstanding under this plan as of December 31, 2017.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in operating results (selling, distribution and administrative expense) for 2017, 2016 and 2015 was $1.1 million, $0.8 million, and $0.2 million respectively, and of these amounts ETG segment's compensation cost related to non-qualified stock options was de minimis in 2017, approximately $0.1 million in 2016 and de minimis in 2015. NATG segment’s compensation cost related to non-qualified stock options was de minimis in 2016 and 2015. The related future income tax benefits recognized for 2017, 2016 and 2015 were $0.2 million, $0.3 million and $0.1 million, respectively.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2017, 2016 and 2015:

	2017	2016	2015
Expected annual dividend yield	2.4%	—%	—%
Risk-free interest rate	2.26%	1.64%	1.73%
Expected volatility	48.9%	44.4%	40.2%
Expected life in years	4.00	7.10	6.30

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2017		2016		2015
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	1,410,250	$12.57	954,625	$15.98	1,127,250	$16.12
Granted	10,000	$24.36	670,000	$8.43	25,000	$10.62
Exercised	(138,450)	$13.49	—	$—	(4,000)	$6.30
Cancelled or expired	(280,500)	$16.04	(214,375)	$14.86	(193,625)	$16.29
Outstanding at end of year	1,001,300	$11.58	1,410,250	$12.57	954,625	$15.98

Options exercisable at year end	588,802		750,250		832,125
Weighted average fair value per option granted during the year	$10.69		$3.94		$4.44

The total intrinsic value of options exercised was $1.3 million in 2017 and de minimis in 2016 and 2015.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2017:

Range of Exercise Prices			Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$10.00	505,738	$8.53	8.34	$12.5
$10.01	to	$15.00	306,375	$13.00	2.63	6.2
$15.01	to	$20.00	156,600	$18.32	4.47	2.3
$20.01	to	$24.36	10,000	$24.36	9.61	0.1
$5.00	to	$24.36	978,713	$11.66	5.94	$21.1

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2017 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2017. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2017:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2017	660,000	$4.02
Granted	10,000	$10.69
Vested	(176,252)	$4.84
Forfeited	(81,250)	$3.21
Unvested at December 31, 2017	412,498	$4.93

At December 31, 2017, there was approximately $1.0 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4714611872 . The total fair value of stock options vested during 2017, 2016 and 2015 was $0.9 million, $0.6 million and $1.1 million, respectively.

Restricted Stock and Restricted Stock Units

In August 2010, the Company granted 175,000 RSUs under the 2010 Plan to a key employee who is also a Company director.  These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vests in ten equal annual installments of 17,500 units beginning May 15, 2011 and each May 15, thereafter.  Compensation expense related to this RSU award was approximately $0.1 million in 2017 and 2016 and $0.2 million during 2015.

In November 2011, the Company granted 100,000 RSUs under the 2010 Plan to a key employee who is also a Company director. These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vests in ten equal annual installments of 10,000 units beginning November 14, 2012 and each November 14 thereafter.  Compensation expense related to this RSU award was approximately $0.1 million in 2017 and 2016 and $0.2 million, during 2015.

In January 2012 and March 2012, the Company granted 50,000 RSUs under the 2010 Plan to each of two key employees.  These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. These RSU awards were non-performance awards which vest in ten equal annual installments of 10,000 units beginning January 3, 2013 and March 1, 2013, respectively, and each January 3 and March 1, thereafter. The termination without cause of one of these key employees during 2015 caused the accelerated vesting of the remaining 35,000 shares in accordance with the restricted stock agreement with the Company.  Compensation expense related to the remaining RSU award was approximately $0.1 million in 2017 and 2016 and combined compensation expense was approximately $0.4 million in 2015.

In July 2015, the Company granted 23,620 RSUs under the 2010 Plan to, at that time, a key employee. These RSU's had none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which was to vest in four equal annual installments of 5,905 units beginning July 6, 2015 and each July 6 thereafter.  This key employee was terminated in the third quarter of 2016 and this award was forfeited.   Compensation expense related to this RSU award was de minimis in 2016.

In February 2016, the Company granted 100,000 RSUs under the 2010 Plan to certain key employees, one of whom is also a Company director. These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The RSU awards were non-performance awards which vest in three annual installments beginning February 1, 2017. Compensation expense related to these RSU awards was approximately $0.2 million in 2017 and $0.5 million in 2016.

In October 2017 and November 2017, the Company granted 53,288 RSU's under the 2010 Plan to certain key employees. These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The RSU awarded in October 2017 was a non-performance award which vest in two installments: 1,844 units vested immediately and 1,844 units vest in April 2018. The RSU's granted in November 2017 of 49,600 units were performance awards which vest in up to three installments beginning December 2019. Combined compensation expense related to these performance and non-performance RSU awards was approximately $0.1 million during 2017.

Share-based compensation expense for restricted stock issued to Directors was $(0.1) million in 2017 due to the resignation of two Directors during the year and $0.1 million in each of 2016 and 2015. All of the above share-based compensation expense is recognized in selling, distribution and administrative expense in 2017, 2016 and 2015.

8.    INCOME TAXES

On December 22, 2017, the Tax Cut and Jobs Act ("TCJA") was enacted in the United States. The TCJA significantly changes U.S. corporate tax impacts by, among other things, lowering the corporate tax rate to 21% from 35% effective January 1, 2018, implementing a territorial tax system and imposing a one-time repatriation tax on previously untaxed, accumulated earnings of foreign subsidiaries. As a result of the new tax law, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 allows companies to record the tax impacts of the new law as provisional amounts during a measurement period of up to one year from the enactment date of the new law. The Company has recognized a provisional amount for the one-time repatriation tax of approximately $5.2 million and utilized its available net operating losses to offset this tax. The Company expects to complete its analysis of the historical earnings and profits of all of its foreign subsidiaries and record any adjustment to the provisional amount within the one year measurement period.

Deferred tax assets and liabilities are measured using enacted tax rates expected to be in place in the year in which they are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its net deferred tax assets in the U.S. at December 31, 2017 and recorded tax expense of approximately $10.3 million. On December 31, 2017 the French Parliament adopted the Finance Law for 2018. Under this law, French corporate income tax rates are reduced from 33.33% to 25% over a five year period. As a result of the scheduled reductions in the French corporate income tax rate, the Company revalued its French net deferred tax assets at December 31, 2017 and recorded tax expense of approximately $0.5 million.

The Company will continue to analyze the impacts of the TCJA on its consolidated financial statements. Any additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period.

The following table summarizes our U.S. and foreign components of income (loss) from continuing operations before income taxes (in millions):

	Year Ended December 31,
	2017	2016	2015
United States	$47.8	$8.6	$(22.3)
Foreign	23.0	17.5	10.6
Total	$70.8	$26.1	$(11.7)

The following table summarizes the (benefit) provision for income taxes from continuing operations (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$0.7	$0.1	$3.1
State	1.1	1.2	0.8
Foreign	10.7	3.8	4.1
Total current	$12.5	$5.1	$8.0

Deferred:
Federal	$(12.6)	$—	$0.2
State	(3.6)	1.1	(0.2)
Foreign	(1.6)	3.0	4.3
Total deferred	$(17.8)	$4.1	$4.3
TOTAL	$(5.3)	$9.2	$12.3

Tax benefit (expense) from discontinued operations was $3.7 million, $(0.8) million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2017		2016		2015
Income tax at Federal statutory rate	$24.8	35.0%	$9.1	35.0%	$(4.1)	35.0%
Foreign taxes at rates different from the U.S. rate	1.1	1.6%	0.8	3.1%	1.4	(12.0)%
State and local income taxes, net of federal tax benefit	5.0	7.1%	(0.7)	(2.7)%	(1.4)	12.0%
Impact of state rate changes	0.3	0.5%	1.4	5.3%	0.7	(6.0)%
Changes in valuation allowances	(21.7)	(30.7)%	(1.2)	(4.6)%	15.9	(135.8)%
Reversal of valuation allowances	(29.4)	(41.5)%	—	—%	—	—%
2017 TCJA, net deferred tax remeasurment and repatriation tax impacts	15.7	22.1%	—	—%	—	—%
Non-deductible items	(0.4)	(0.6)%	(0.3)	(1.2)%	—	—%
Other items, net	(0.7)	(1.0)%	0.1	0.4%	(0.2)	1.7%
Income tax	$(5.3)	(7.5)%	$9.2	35.3%	$12.3	(105.1)%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2017	2016
Assets:
Accrued expenses and other liabilities	$5.9	$12.1
Inventory	1.1	1.5
Depreciation	1.4	0.6
Intangible & other	8.1	13.2
Net operating loss and credit carryforwards	28.6	46.5
Valuation allowances	(18.9)	(69.7)
Total non-current deferred tax assets	26.2	4.2
Liabilities:
Non-current:
Other	$0.1	$0.3
Total non-current liabilities	$0.1	$0.3

During 2017 the Company utilized approximately $26.4 million of U.S. federal net operating losses to offset U.S. federal pretax income and in the fourth quarter of 2017 the Company reversed approximately $29.4 million of valuation allowances against its U.S. federal and certain state deferred tax assets as the Company determined that it was more likely than not that the deferred tax assets will be utilized. During the current year the Company recorded valuation allowances against deferred tax assets of approximately $0.6 million in jurisdictions where the Company has continued losses and the Company believes it is not more likely than not that the deferred tax assets will be utilized .

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiary in India of approximately $1.4 million as of December 31, 2017, since these earnings are considered indefinitely reinvested. The Company has gross foreign net operating loss carryforwards of $33.9 million which expire through 2032 and gross U.S. federal net operating loss carry forwards of $35.9 million which expire through 2036. The Company records these benefits as assets to the extent that utilization of such assets is more likely than not; otherwise, a valuation allowance has been recorded. The Company has also provided valuation allowances for certain state deferred tax assets and net operating loss carryforwards where it is not likely they will be realized.

As of December 31, 2017, the Company has approximately $1.3 million in federal tax credit carryforwards expiring in years through 2026 and various amounts of state and foreign net operating loss carryforwards expiring through 2037.  The Company has recorded valuation allowances of approximately $18.9 million, including valuations against state deductibility of temporary differences including net operating losses carryforwards of $7.4 million, foreign tax credits of $1.3 million and tax effected temporary differences and net operating loss carryforwards in foreign jurisdictions of $10.2 million.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments. The Company’s federal income tax returns have been audited through 2013. The Company has not signed any consent to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2009. The Company considers its significant tax jurisdictions in foreign locations to be France and Canada. The Company remains subject to examination in France for years after 2013 and in Canada for years after 2013.

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. As of December 31, 2017, the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interests or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2017, 2016 or 2015.

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

At December 31, 2017, the future minimum annual lease payments for capital and third-party operating leases were as follows (in millions):

	Capital Leases	Operating Leases	Total
2018	$0.1	$20.9	$21.0
2019	0.1	15.5	15.6
2020	—	14.2	14.2
2021	—	10.9	10.9
2022	—	9.6	9.6
2023-2027	—	38.3	38.3
2028-2032	—	17.2	17.2
Thereafter	—	—	—
Total minimum lease payments	0.2	126.6	126.8
Less: sublease rental income	—	6.3	6.3
Lease obligation net of subleases	0.2	$120.3	$120.5
Less: amount representing interest	—
Present value of minimum capital lease payments (including current portion of $0.2M)	$0.2

Annual rent expense aggregated approximately $13.5 million, $17.7 million and $26.4 million in 2017, 2016 and 2015, respectively.  Included in rent expense was $0.9 million in 2017, $0.9 million in 2016, $1.0 million in 2015, to related parties. Rent expense is net of sublease income of $0.4 million for 2017, $0.4 million for 2016, and $0.1 million for 2015, respectively. Discontinued ETG and NATG operations annual rent expense totaled approximately $0.8 million, $5.2 million and $14.2 million for 2017, 2016 and 2015, respectively.

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

Other Matters

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, customer, personal injury, creditors rights and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.    These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 21 states seeking recovery of “unclaimed property”.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG "Tiger" consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at a very early stage and the Company is assessing the claims and its defenses; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2017 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2017 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

10.    SEGMENT AND RELATED INFORMATION

The Company operates and is internally managed in two reportable business segments— IPG and ETG. Smaller business operations and corporate functions are aggregated and reported as the additional segment - Corporate . On March 24, 2017, the Company sold its SARL Businesses and its continuing ETG operations now only include those in France. Prior year comparatives will include France, and the divested German operations which was sold in September 2016.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its ETG segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-8, prior and current year results of the German operations are presented within continuing operations in the Consolidated Financial Statements.  For the year ended December 31, 2016, net sales of Misco Germany included in continuing operations were $33.9 million and the net loss, including approximately $1.7 million of intercompany charges, was $6.4 million. The Company recorded special charges related to this transaction of approximately $1.7 million.

On December 31, 2016, the Company sold all of its issued and outstanding membership interests of its rebate processing business which had been reported as part of its Corporate segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-8, prior and current year results of the rebate processing business are presented within continuing operations in the consolidated financial statements.  For the year ended December 31, 2016, net sales of the rebate processing business included in continuing operations were $3.6 million and the net loss was $2.3 million, including intercompany charges of $0.1 million. The Company recorded a gain of approximately $3.9 million on this sale.

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

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Net Sales:
IPG	$791.8	$715.6	$698.6
ETG	473.6	451.1	441.7
NATG	—	—	97.8
Corporate and other	—	3.6	5.4
Consolidated	$1,265.4	$1,170.3	$1,243.5
Depreciation and Amortization Expense:
IPG	$3.9	$3.6	$3.8
ETG	0.5	0.8	0.5
NATG	—	—	0.6
Corporate and other	0.7	0.9	1.0
Consolidated	$5.1	$5.3	$5.9

Operating Income (Loss):
IPG	$69.6	$34.3	$43.7
ETG	24.5	14.5	13.0
NATG	(0.6)	(2.8)	(38.2)
Corporate and other expenses	(22.2)	(18.3)	(22.0)
Consolidated	$71.3	$27.7	$(3.5)

Total Assets
IPG	$220.4	$201.5	$203.8
ETG	188.0	165.2	140.5
ETG - discontinued	—	109.4	166.4
NATG	13.6	6.9	151.6
Corporate and other	129.4	83.1	47.8
Consolidated	$551.4	$566.1	$710.1

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Net Sales:
United States	$759.4	$692.3	$676.8
France	473.6	417.2	382.6
Other Europe	—	33.9	59.1
Other North America	32.4	26.9	125.0
Consolidated	$1,265.4	$1,170.3	$1,243.5

Long-lived Assets:
United States	$13.9	$15.4	$18.1
France	1.2	1.0	1.1
Other Europe and Asia	—	—	0.1
Consolidated	$15.1	$16.4	$19.3

Net sales are attributed to countries based on location of selling subsidiary.

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data, excluding discontinued operations, is as follows (in millions, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$302.5	$313.0	$319.3	$330.6
Gross profit	$81.8	$91.5	$89.6	$88.5
Net income from continuing operations	$10.3	$19.3	$14.1	$32.4
Net income per common share from continuing operations:
Basic	$0.29	$0.52	$0.38	$0.87
Diluted	$0.28	$0.52	$0.37	$0.85

2016
Net sales	$286.8	$297.7	$290.2	$295.6
Gross profit	$75.9	$78.0	$75.7	$78.3
Net income from continuing operations	$1.5	$2.3	$1.6	$11.5
Net income per common share from continuing operations:
Basic	$0.04	$0.06	$0.04	$0.31
Diluted	$0.04	$0.06	$0.04	$0.31

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in millions)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other		Balance at End of Period
Allowance for doubtful accounts
2017	$10.0	$1.3	$(9.2)	$—		$2.1	(1)
2016	$7.2	$3.6	$(0.8)	$—		$10.0	(2)
2015	$3.7	$6.7	$(3.4)	$0.2		$7.2

Allowance for sales returns
2017	$1.6	$1.8	$—	$(1.6)	(3)	$1.8
2016	$3.5	$1.6	$—	$(3.5)	(3)	$1.6
2015	$7.8	$3.5	$—	$(7.8)	(3)	$3.5

Allowance for inventory returns
2017	$(0.8)	$(0.9)	$—	$0.8	(3)	$(0.9)
2016	$(2.7)	$(0.8)	$—	$2.7	(3)	$(0.8)
2015	$(6.4)	$(2.7)	$—	$6.4	(3)	$(2.7)

Allowance for deferred tax assets
2017	$69.7	$(28.6)	$(3.0)	$(19.2)		$18.9
2016	$64.0	$6.0	$(1.9)	$1.6		$69.7
2015	$35.8	$28.6	$—	$(0.4)		$64.0

(1)	Excludes approximately $0.4 million of reserves related to non-trade receivables.

(2)	Excludes approximately $5.6 million of reserves related to notes receivable and tax refund receivables.

(3)	Amounts represent gross revenue and cost reversals to the estimated sales returns and allowances accounts.