Form 10-Q
period 2018-03-31
SYSTEMAX INC
filed 2018-05-08
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2018 was 37,174,265.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash	$141.0	$184.5
Accounts receivable, net	186.3	174.3
Inventories	130.9	131.5
Prepaid expenses and other current assets	5.5	3.8
Total current assets	463.7	494.1

Property, plant and equipment, net	14.7	15.1
Deferred income taxes	26.2	26.2
Goodwill and intangibles	14.2	14.5
Other assets	1.5	1.5
Total assets	$520.3	$551.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$202.8	$196.1
Dividend payable	—	55.7
Accrued expenses and other current liabilities	70.6	64.0
Total current liabilities	273.4	315.8
Deferred income tax liability	0.1	0.1
Other liabilities	22.8	23.7
Total liabilities	296.3	339.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	0.4	0.4
Additional paid-in capital	185.8	186.5
Treasury stock	(20.8)	(21.8)
Retained earnings	55.3	44.8
Accumulated other comprehensive income	3.3	1.9
Total shareholders’ equity	224.0	211.8
Total liabilities and shareholders’ equity	$520.3	$551.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$355.2	$302.5
Cost of sales	258.5	220.7
Gross profit	96.7	81.8
Selling, distribution & administrative expenses	76.6	69.4
Operating income from continuing operations	20.1	12.4
Interest and other (income) expense, net	0.1	(0.2)
Income from continuing operations before income taxes	20.0	12.6
Provision for income taxes	5.8	2.3
Net income from continuing operations	14.2	10.3
Income (loss) from discontinued operations, net of tax	0.4	(28.8)
Net income (loss)	$14.6	$(18.5)

Net income per common share from continuing operations:
Basic	$0.38	$0.28
Diluted	$0.37	$0.28
Net income (loss) per common share from discontinued operations:
Basic	$0.01	$(0.78)
Diluted	$0.01	$(0.78)
Net income (loss) per common share:
Basic	$0.39	$(0.50)
Diluted	$0.38	$(0.50)

Weighted average common and common equivalent shares:
Basic	37.2	37.2
Diluted	37.9	37.2

Dividends declared	$0.11	$0.05

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$14.6	$(18.5)
Other comprehensive income:
Foreign currency translation	1.4	0.7
Total comprehensive income (loss)	$16.0	$(17.8)

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Income from continuing operations	$14.2	$10.3
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.2	1.4
Provision for returns and doubtful accounts	(0.2)	0.1
Compensation expense related to equity compensation plans	0.4	0.4
Provision for deferred taxes	0.2	—
Changes in operating assets and liabilities:
Accounts receivable	(9.9)	(2.0)
Inventories	1.6	(0.3)
Prepaid expenses and other current assets	(2.3)	(0.8)
Income taxes payable	5.2	1.6
Accounts payable	4.4	(13.2)
Accrued expenses, other current liabilities and other liabilities	0.4	2.1
Net cash provided by (used in) operating activities from continuing operations	15.2	(0.4)
Net cash used in operating activities from discontinued operations	1.2	(1.5)
Net cash provided by (used in) operating activities	16.4	(1.9)

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.5)	(1.0)
Net cash used in investing activities from continuing operations	(0.5)	(1.0)
Net cash used in investing activities from discontinued operations	—	(0.1)
Net cash used in investing activities	(0.5)	(1.1)

Cash flows from financing activities:
Dividends paid	(59.8)	(1.8)
Proceeds from issuance of common stock	0.8	—
Payment of payroll taxes on stock-based compensation through shares withheld	(0.9)	—
Repayments of capital lease obligations	—	(0.1)
Net cash used in financing activities	(59.9)	(1.9)

Effects of exchange rates on cash	0.5	(0.3)

Net decrease in cash	(43.5)	(5.2)
Cash – beginning of period	184.5	149.7
Cash – end of period	$141.0	$144.5

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2017	37,094	$0.4	$186.5	$(21.8)	$44.8	$1.9	$211.8
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	38		(0.5)	0.5			—
Stock withheld for employee taxes	(31)		(0.5)	(0.4)			(0.9)
Proceeds from issuance of common stock	72		(0.1)	0.9			0.8
Dividends declared					(4.1)		(4.1)
Change in cumulative translation adjustment						1.4	1.4
Net income					14.6		14.6

Balances, March 31, 2018	37,173	$0.4	$185.8	$(20.8)	$55.3	$3.3	$224.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly-owned subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted.  All significant intercompany accounts and transactions have been eliminated in consolidation.  As previously disclosed in the second quarter of 2017 and for all periods presented, the Company modified the presentation of certain costs associated with operating our distribution centers as well as with our Purchasing and Product Development personnel.  Historically these costs had been included as a component of cost of sales and are now included within Selling, Distribution, and Administrative expenses (“SD&A”).  For the first quarter ended March 31, 2017, the costs reclassified from cost of sales to SD&A, included within continuing operations, was $11.0 million.

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

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, HUK 77 Limited, which was accounted for on the cost method, to which no value was ascribed, a $3.3 million note receivable ($2.2 million balance at December 31, 2017 which was paid in full in January 2018) and provided limited transition services to Purchaser through December 19, 2017 under a transition services agreement. The note receivable was included in accounts receivable, net in the Condensed Consolidated Balance Sheet at December 31, 2017.

The sale of the SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.   Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the prior year results of the SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.

On September 2, 2016, the Company sold certain assets of its Misco Germany operations which had been reported as part of its ETG segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-8, any prior and current year results of the German operations are presented within continuing operations in the condensed consolidated financial statements.

On December 1, 2015, the Company sold its NATG operating businesses and began the wind-down of its remaining NATG operations.  The sale of the NATG business had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three retail stores. Accordingly, these components and any related results of operations will be reflected in discontinued operations.  The Company has financial obligations related to leased facilities of its former NATG business of approximately $46.0 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of March 31, 2018, the Company has a reserve of $13.7 million for these lease obligations. The reserves established consider the total lease obligations of $46.0 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams.  In the first quarter of 2018, the Company reversed lease reserves of approximately $0.2 million for these leased facilities, all of which was recorded in discontinued operations. The Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2018 and the results of operations for the three month periods ended March 31, 2018 and 2017, statements of comprehensive income (loss) for the three month periods ended March 31, 2018 and 2017, cash flows for the three month periods ended March 31, 2018 and 2017 and changes in shareholders’ equity for the three month period ended March 31, 2018.  The December 31, 2017 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2017 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  The results for the three month period ended March 31, 2018 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on March 31, 2018 and April 1, 2017.  The first quarters of both 2018 and 2017 included 13 weeks.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The new revenue recognition standard is effective for interim and annual periods beginning on January 1, 2018. The new standard is required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company adopted the new standard using the modified-retrospective approach beginning on January 1, 2018. There was no material impact to total revenues in our consolidated statements of income, accounting policies, business processes, internal controls or disclosures.

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

2.	Revenue

The Company’s revenue is primarily comprised of sales of maintenance, repair and operational (“MRO”) products that are sold by IPG and information and communications technology (“ICT”) products that are sold by ETG. Additionally, both IPG and ETG have revenues from related activities, such as freight and, to a lesser extent, services.

The Company recognizes revenue when a sales arrangement with a customer exists through the Company’s invoicing or a contract, the performance obligations have been identified, the transaction price is fixed or determinable and the Company has satisfied its performance obligations. The Company’s standard terms, provided on its invoices as well as on its websites, are included in communications with the customer and have standard payment terms of 30 days. Certain customers may have extended payment terms that have been pre-approved by the Company’s credit department, but none extend longer than 90 days.

The Company’s performance obligation is primarily a single obligation to deliver products. The Company’s performance obligations are satisfied when products are transferred to a customer in accordance with agreed upon shipping terms. Certain sales may include product and/or services that are distinct and accounted for as separate performance obligations. The Company’s performance obligations for services are satisfied when the services are rendered. The Company’s total service revenue is immaterial as it accounted for less than 1% of total revenue for the first quarter of 2018.

The Company’s revenue is shown as “Net sales” in the accompanying Condensed Statements of Operations and is measured as the determined transaction price, net of any variable consideration primarily rights to return product. The Company has elected to treat shipping and handling revenues as activities to fulfill its performance obligation. Billings for freight and shipping and handling are recorded in net sales and costs of freight and shipping and handling are recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations.

The Company records a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of March 31, 2018.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates is sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.9 million at March 31, 2018 and was recorded as a refund liability in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

Disaggregation of Revenues

IPG and ETG serve customers in diverse geographies, which are subject to different economic and industry factors. The Company's presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The following table presents the Company's revenue by reportable segment and by geography for the three months ended March 31, 2018:

Three Months Ended March 31
2018
Net sales:
IPG MRO products and industrial supplies-United States	$202.0
IPG MRO products and industrial supplies-Canada	10.2
ETG Technology products-France	136.9
ETG Technology products-Other Europe	6.1
Consolidated	$355.2

3.	Dispositions and Special Charges

The Company’s discontinued operations include the results of the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (See Note 1).

In the first quarter of 2018 the Company recorded discontinued operations special charges related to the wind down of the SARL Businesses of $0.1 million for legal and professional fees. These charges required or will require the use of cash. The Company expects that total additional charges related to the wind down of the SARL businesses will be less than $1.0 million.

The Company's NATG discontinued operations received $0.7 million in restitution receipts from a former executive of NATG in the first quarter of 2018, reversed lease reserves of approximately $0.2 million related to their leased facilities and recorded legal and professional fees, related to the ongoing restitution proceedings, of $0.1 million. The Company expects that total additional charges related to the sale of the NATG business after this quarter will be between $1.0 million and $2.0 million and that these charges will be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities as they are settled or sublet (see Note 1). Most of these anticipated costs will require the use of cash. Amounts that are unpaid at March 31, 2018 are recorded in Accrued expenses and other current liabilities and Other liabilities (long term) in the accompanying condensed consolidated balance sheets.

Below is a summary of the impact on net sales, net income (loss) and net income (loss) per share from discontinued operations for the three month periods ended March 31, 2018 and 2017. A reconciliation of pretax income (loss) of Discontinued operations to the Net Income (loss) of discontinued operations is as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Net sales	$0.0	$117.0
Cost of sales	0.0	102.9
Gross profit	0.0	14.1
Selling, distribution & administrative expenses	0.4	18.6
Special charges	(0.7)	23.9
Operating income (loss) from discontinued operations	0.3	(28.4)
Interest and other (income) expenses, net	(0.2)	0.3
Income (loss) from discontinued operations before income taxes	0.5	(28.7)
Provision for income taxes	0.1	0.1
Net income (loss) from discontinued operations	$0.4	$(28.8)
Net income (loss) per share – basic and diluted	$0.01	$(0.78)

Total special charges incurred in the first quarter of 2017, totaled approximately $23.9 million. The combined loss on the sale of the SARL Businesses totaled $23.3 million, which included an $8.2 million loss on the sale of net assets, $14.4 million of translation adjustments, and $0.7 million of legal, professional and other costs. In addition, NATG discontinued operations incurred approximately $0.3 million of special charges primarily related to updating our future lease cash flows and $0.3 million related to the ongoing restitution proceedings against certain former NATG executives.

The following table details liabilities related to the sold NATG segment’s leases and other costs and liabilities that remain from the sold Misco Germany business as of March 31, 2018 (in millions):

	ETG – Lease liabilities and other costs	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2018	$1.2	$19.0	$20.2
Charged to expense (income)	0.0	(0.2)	(0.2)
Paid or otherwise settled	0.0	(5.1)	(5.1)
Balance March 31, 2018	$1.2	$13.7	$14.9
.

4.	Net Income (Loss) per Common Share

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

The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.5 million and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million for the three months ended March 31, 2018 and a de minimis number for the three months ended March 31, 2017. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share was de minimis for the three months ended March 31, 2018 and for the three months ended March 31, 2017, the weighted average number of stock options and restricted awards outstanding excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect was 1.3 million.

5.	Credit Facilities

The Company maintains a $75 million secured revolving credit agreement with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2018, eligible collateral under the credit agreement was $84.2 million, total availability was $73.5 million, total outstanding letters of credit were $2.4 million, total excess availability was $71.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of March 31, 2018.

6.	Segment Information

The Company operates and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”), the Company's France operations.   Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).  On March 24, 2017, the Company sold its SARL Businesses and its continuing ETG operations only include those in France.

IPG sells a wide array of maintenance, repair and operational (“MRO”) products, as well as other industrial and general business supplies, which are marketed in North America.  Many of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis.

ETG sells information and communications technology (“ICT”) products.  These products are marketed primarily in France and to a much lesser extent Belgium.  Substantially all of these products are manufactured by other companies.

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

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Three Months Ended March 31
	2018	2017
Net sales:
IPG	$212.2	$190.2
ETG	143.0	112.3

Consolidated	$355.2	$302.5

Operating income (loss):
IPG	$16.3	$12.5
ETG	9.3	5.8
Corporate and other expenses	(5.5)	(5.9)
Consolidated	$20.1	$12.4

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Three Months Ended March 31
	2018	2017
Net sales:
United States	$202.0	$182.6
France	143.0	112.3
Canada	10.2	7.6
Consolidated	$355.2	$302.5

Revenue is attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At March 31, 2018 and 2017, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.   The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

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

On December 22, 2017, the Tax Cut and Jobs Act ("TCJA") was enacted in the United States. The TCJA significantly changed U.S. corporate tax impacts by, among other things, lowering the corporate tax rate to 21% from 35% effective January 1, 2018, implementing a territorial tax system and imposing a one-time repatriation tax on previously untaxed, accumulated earnings of foreign subsidiaries. As a result of the new tax law, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 allows companies to record the tax impacts of the new law as provisional amounts during a measurement period of up to one year from the enactment date of the new law.

The Company applied SAB118 when accounting for the enactment-date effects of the TCJA for the year ended December 31, 2017 and recorded provisional amounts related to the one-time transition tax for the repatriation of foreign earnings and the revaluation of deferred tax balances. The Company expects to complete its analysis of the historical earnings and profits of all of its foreign subsidiaries and record any adjustment to the provisional amounts within the one year measurement period.

As of March 31, 2018, the Company has not completed the analysis for all of the tax effects of the TCJA and has not recorded any adjustments to the amounts recorded at year-end.

9.	Legal Proceedings

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2018 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are based on management’s estimates, assumptions and projections and are not guarantees of future performance.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our exit from and winding down of our sold NATG and European operations, financing needs, compliance with financial covenants in loan agreements, fluctuations in economic conditions and exchange rates, including factors impacting our international operations, plans for acquisitions or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; a data security breach due to our e-commerce, data storage or other information systems being hacked by those seeking to steal Company information, vendor, employee or customer information, or due to employee error, resulting in disruption to our operations, litigation and/or loss of reputation; meeting credit card industry compliance standards in order to maintain our ability to accept credit cards; the Company’s management information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us; general economic conditions will continue to impact our business; technological change has had and can continue to have a material effect on our product mix and results of operations; sales tax laws or government enforcement priorities may be changed which could result in ecommerce and direct mail retailers having to collect sales taxes in states where the current laws and interpretations do not require us to do so; extreme weather conditions could disrupt our product supply chain and our ability to ship or receive products, which would adversely impact sales; our international operations are subject to risks such as fluctuations in currency rates, foreign regulatory requirements, and political uncertainty; and managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors.

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition.  Investors are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2017, describe certain factors, among others, that could contribute to or cause such differences.

Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report.  We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

Systemax is primarily a direct marketer of brand name and private label products.  The Company operates and is internally managed in two reportable business segments— Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”), the Company's France operations.  Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).

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

The SARL Businesses were sold on a cash-free, debt-free basis; proceeds were nominal.   As part of the transaction, the Company retained a 5% residual equity position in the Purchaser’s acquiring entity, HUK 77 Limited, which was accounted for on the cost method, to which no value was ascribed, a $3.3 million note receivable ($2.2 million balance at December 31, 2017 which was paid in full in January 2018) and provided limited transition services to Purchaser through December 19, 2017 under a transition services agreement. The note receivable was included in accounts receivable, net in the Condensed Consolidated Balance Sheet at December 31, 2017.

The sale of the SARL business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which  allows for dispositions with major impact to be presented in the financial statements as discontinued operations. Therefore, the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.  For the first quarter ended March 31, 2018 and 2017, net sales of the SARL business included in discontinued operations totaled $0.0 million and $117.0 million, respectively. Net loss of the SARL businesses included in discontinued operations for the first quarter ended March 31, 2018 and 2017 totaled $0.0 million and $26.9 million, respectively.

On December 1, 2015, the Company sold its NATG operating businesses and began the wind-down of its remaining NATG operations.  The sale of the NATG business had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three retail stores. Accordingly, these components and any related results of operations will be reflected in discontinued operations. The Company has financial obligations related to leased facilities of its former NATG business of approximately $46.0 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of March 31, 2018 the Company has a reserve of $13.7 million for these lease obligations. The reserves established consider the total lease obligations of $46.0 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. In the first quarter of 2018 the Company reversed reserves of approximately $0.2 million for these leased facilities, which was recorded in discontinued operations. The Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.   For the quarters ended March 31, 2018 and 2017, there were no NATG related costs in continuing operations. Net income of NATG included in discontinued operations for the first quarter of 2018 was $0.6 million, primarily related to restitution payments received and favorable lease liability adjustments offset by $0.1 million of legal and professional costs related to ongoing restitution proceedings against former NATG executives and $0.2 million of ongoing operating expenses. For the quarter ended March 31, 2017, there were no net sales of NATG included in discontinued operations and net loss included in discontinued operations was $1.9 million.

In order to provide more meaningful information to investors, the Company is presenting its operating income (expenses) and operating margin on a non-GAAP basis in the “Supplemental Continuing Operations - Business Unit Summary Results” table. This non-GAAP presentation reflects the Misco Germany operations as discontinued operations for all periods presented. Additional Non-GAAP adjustments for intangible amortization and equity compensation are made to continuing operations.  Management’s Discussion and Analysis that follows will include IPG, ETG, Corporate and other and discontinued operations.

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

Industrial Products

IPG sells a wide array of MRO products which are marketed in North America.  Many of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks: Global®, GlobalIndustrial.com®, Nexel®, Relius Elite®, Relius Solutions®, Interion®, Continental Dynamics®, and Hercules®. Industrial accounted for approximately 60% and 63% of our net sales for the three month periods ended March 31, 2018 and 2017, respectively.

Europe Technology Products Group

ETG sells ICT products.  These products are marketed primarily in France and Belgium.  Substantially all of these products are manufactured by other companies. France accounted for approximately 40% and 37% of our net sales for the three month periods ended March 31, 2018 and 2017, respectively.

Discontinued Operations

As disclosed above, any results of the SARL Businesses sold in 2017 and the NATG B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale in 2015 are presented in discontinued operations in the accompanying financial statements.

See Note 2 and 5 to the Condensed Consolidated Financial Statements for additional financial information about our business segments as well as information about geographic operations.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2017 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventories; goodwill and intangible assets; long-lived assets; accruals; income taxes; and special charges.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no significant changes in the application of critical accounting policies or estimates during 2018.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The new revenue recognition standard is effective for interim and annual periods beginning on January 1, 2018. The new standard is required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company adopted the new standard using the modified-retrospective approach beginning on January 1, 2018. There was no material impact to total revenues in our consolidated statements of income, accounting policies, business processes, internal controls or disclosures. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

Highlights from Q1 2018

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•	Consolidated sales increased 17.4% to $355.2 million for the three month period ended March 31, 2018 compared to 2017 On a constant currency basis, average daily sales increased 11.7%.

•
IPG sales grew 11.6% to $212.2 million for the three month period ended March 31, 2018 compared to 2017. On a constant currency basis, average daily sales grew 11.5% for the three month period ended March 31, 2018 compared to 2017.

•
ETG sales increased 27.3% to $143.0 million for the three month period ended March 31, 2018 compared to 2017.  On a constant currency basis, average daily sales increased 12.1% for the three month period ended March 31, 2018 compared to 2017.

•	Consolidated operating income grew 62.1% to $20.1 million for the three month period ended March 31, 2018 compared to $12.4 million in 2017.

GAAP Results of Operations

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Key Performance Indicators* (in millions):

	Three Months Ended March 31,
	2018	2017	% Change
Net sales of continuing operations by segment:
IPG	$212.2	$190.2	11.6%
ETG	143.0	112.3	27.3%
Consolidated net sales	$355.2	$302.5	17.4%
Consolidated gross profit	$96.7	$81.8	18.2%
Consolidated gross margin	27.2%	27.0%	0.2%
Consolidated SD&A costs	$76.6	$69.4	10.4%
Consolidated SD&A costs as a % of net sales	21.6%	22.9%	(1.3)%
Operating income (loss) from continuing operations by segment:
IPG	$16.3	$12.5	30.4%
ETG	9.3	5.8	60.3%
Corporate and other	(5.5)	(5.9)	6.8%
Consolidated operating income	$20.1	$12.4	62.1%
Operating margin from continuing operations by segment:
IPG	7.7%	6.6%	1.1%
ETG	6.5%	5.2%	1.3%
Consolidated operating margin from continuing operations	5.7%	4.1%	1.6%
Effective income tax rate	29.0%	18.3%	10.7%
Net income from continuing operations	$14.2	$10.3	37.9%
Net margin from continuing operations	4.0%	3.4%	0.6%
Net income (loss) from discontinued operations	$0.4	$(28.8)	101.4%
*excludes discontinued operations (See Note 2 of Notes to Condensed Consolidated Financial Statements).

SYSTEMAX INC.

Supplemental Continuing Operations Business Unit Summary Results – Unaudited (In millions)
Industrial Products Group
	Quarter Ended March 31,
	2018	2017	Change
Sales	$212.2	$190.2	11.6%
Average daily sales*	$3.3	$3.0	11.6%
Gross profit**	$72.5	$63.4	14.4%
Gross margin	34.2%	33.3%
Operating income (Non-GAAP)***	$16.7	$12.9	29.5%
Operating margin (Non-GAAP)	7.9%	6.8%
European Technology Products Group (France)
	Quarter Ended March 31,
	2018	2017	Change
Sales	$143.0	$112.3	27.3%
Average daily sales*	$2.2	$1.7	29.3%
Gross profit**	$24.2	$18.4	31.5%
Gross margin	16.9%	16.4%
Operating income (Non-GAAP)***	$9.4	$6.0	56.7%
Operating margin (Non-GAAP)	6.6%	5.3%
Corporate & Other
	Quarter Ended March 31,
	2018	2017	Change
Operating expenses (Non-GAAP)***	$(5.3)	$(5.6)	5.4%
Consolidated (1,2)
	Quarter Ended March 31,
	2018	2017	Change
Sales	$355.2	$302.5	17.4%
Gross profit**	$96.7	$81.8	18.2%
Gross margin	27.2%	27.0%
Operating income (Non-GAAP)***	$20.8	$13.3	56.4%
Operating margin (Non-GAAP)	5.9%	4.4%
*Percentages are calculated using sales data in hundreds of thousands.  In Q1 2018 both IPG and France had 64 selling days and in Q1 2017, IPG and France had 64 and 65 selling days, respectively.

** During the second quarter of 2017, the Company decided to amend its presentation of certain costs associated with operating our Distribution Centers as well as costs associated with our Purchasing and Product Development Teams.  Historically these costs have been included as a component of costs of goods sold.   We are now including those costs as a component of Selling, Distribution, and Administrative Expenses.   This change is reflected in current and prior year periods and is not a restatement of any amounts, rather, a reclassification of these costs to better align with the Company’s MRO-oriented peer group in North America.

***See Reconciliation of Segment and Consolidated GAAP Operating Income (Loss) from Continuing Operations to Segment and Consolidated Non-GAAP Operating Income (Loss) from Continuing Operations - Unaudited

1 On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”). Pursuant to this transaction, the Company continues to wind down the remaining operations of NATG during 2018. Costs of the wind down in 2018 and 2017 are included in discontinued operations.  On March 24, 2017 the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior and current year results of these divested businesses, along with the associated loss on the sale recorded in 2017, have been classified as discontinued operations.

2 Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on March 31, 2018 and April 1, 2017. The first quarter of both 2018 and 2017 included 13 weeks.

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Operating Income (Loss) from Continuing Operations to Segment and Consolidated Non-GAAP Operating Income (Loss) from Continuing Operations – Unaudited
(In millions)

	Quarter Ended March 31,
	2018	2017
Industrial Products	$16.3	$12.5
Technology Products - Europe	9.3	5.8
Corporate and Other	(5.5)	(5.9)
GAAP operating income	20.1	12.4

Non-GAAP adjustments:
Industrial Products:
Intangible asset amortization	0.3	0.3
Stock based compensation	0.1	0.1
Total Non-GAAP Adjustments – Industrial Products	0.4	0.4

Technology Products - Europe:
Reverse results of Germany included in GAAP continuing operations	—	0.1
Intangible asset amortization	—	0.1
Stock based compensation	0.1	—
Total Non-GAAP Adjustments: Technology Products Europe	0.1	0.2

Corporate and Other:
Stock based compensation	0.2	0.3
Total Non-GAAP Adjustments: Corporate and Other	0.2	0.3

Industrial Products	16.7	12.9
Technology Products- France	9.4	6.0
Corporate and Other	(5.3)	(5.6)
Non-GAAP operating income	$20.8	$13.3

Management’s discussion and analysis that follows will include IPG, ETG, Corporate and Other and discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS

The IPG segment net sales benefited during the first quarter ended March 31, 2018 from strong demand across all core categories, such as material handling and storage in the US, led by sales of our in stock and ready to ship items. Overall demand remained solid across our diversified customer end markets, broad product offerings and our multiple sales channels. IPG net sales also benefited from above market growth in its Canada business which also grew across most categories.  U.S. revenue was up 10.7% in the quarter ended March 31, 2018 compared to the same period in 2017 while Canada sales were up approximately 33.8% and 27.8% on a constant currency basis for the quarter ended March 31, 2018 compared to the same periods in 2017.  On a constant currency basis, average daily sales increased 11.5% for the first quarter of 2018 compared to the same period in 2017. IPG segment had 64 selling days in the first quarter of 2018 and 2017.

The ETG segment, comprising France operations, net sales increase for the three month period ended March 31, 2018 compared to the same period in 2017 is primarily attributable to growth across our product categories and customer segments, led by growth in our large corporate and SMB clients. Total net sales increased 27.3% in the first quarter ended March 31, 2018 compared to the same periods in 2017. On a constant currency basis, average daily sales increased 12.1% in the first quarter ended March 31, 2018 compared to the same periods in 2017. Our France operations had 64 selling days in the first quarter of 2018 compared to 65 selling days for the same period in 2017.

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

The IPG segment gross margin improved 90 basis points in the first quarter of 2018 from the first quarter of 2017  reflecting a shift in product mix between higher margin stocked products versus drop shipped products partially offset by lower freight margins.

The ETG segment gross margin increased 50 basis points in the first quarter of 2018 reflecting a shift in customer mix, large deals and improved margins on client devices.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

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

The IPG segment SD&A costs as a percentage of sales improved in the first quarter of 2018 as compared to the first quarter of 2017 primarily driven by improved leverage within our salary structure, impacts of our 2017 cost reduction initiatives and good spend discipline partially offset by technology spend within the business. In total, the IPG segment SD&A as a percentage of sales decreased by 30 basis points in the first quarter of 2018 compared to the first quarter of 2017. The IPG segment incurred increased salary and related costs of approximately $1.9 million, increased net internet advertising spend of approximately $1.3 million and increased telephone expenses of approximately $0.5 million.

The ETG segment SD&A costs as a percentage of sales improved 80 basis points in the first quarter of 2018 as compared to the first quarter of 2017 as a result of the leverage of fixed costs related to revenue and volume growth and good spending control, driven primarily by the efficient repatriation of back office functions to our local operations from the broader shared services structure that was in place in 2017. The ETG segment incurred increased salary and related costs of approximately $2.3 million and increased net internet advertising spend of approximately $0.1 million.

Corporate and other segment costs decreased approximately $0.4 million in the first quarter of 2018 as compared to the first quarter of 2017 primarily related to decreased salary costs.

DISCONTINUED OPERATIONS:

The Company’s discontinued operations include the results of the SARL Businesses sold in March 2017 and the NATG business sold in December 2015. In the first quarter of 2018, the Company recorded special charges and operating expenses of approximately $0.2 million related to the wind down of the SARL Businesses.The Company expects that total additional charges related to the sale of the SARL Businesses will be less than $1.0 million which will be presented in discontinued operations.

The Company's NATG discontinued operations business received $0.7 million in restitution receipts from a former executive of NATG, reversed leases reserves of approximately $0.2 million related to their leased facilities partially offset by legal and professional costs related to the ongoing restitution proceedings of $0.1 million . NATG discontinued operations also recorded $0.3 million of operating costs.The Company expects that total additional charges related to the discontinued NATG business will be between $1.0 million and $2.0 million which will also be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities as they are settled or sublet (see Note 1 to the accompanying financial statements) and any changes in estimates related to the collection of remaining accounts receivable. Most of these anticipated costs will require the use of cash.

OPERATING MARGIN

IPG’s operating margin for the three month period ended March 31, 2018 increased by 110 basis points over the same period in 2017. The increase was driven by the increased sales volume as the segment continued to leveraged its cost structure.

ETG’s operating margin for the three month period ended March 31, 2018 increased by 130 basis points. The increase was driven by leverage of ETG’s cost structure as revenues grew in 2017.  Excluding the Germany operations which incurred $0.1 million of expenses in the first quarter of 2017, operating margin increased 125 basis points for the three month period ended March 31, 2018 compared to 2017.

The decrease in Corporate and other expenses for the first quarter of 2018 primarily resulted from the decreased salary costs.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was approximately $0.1 million expense and $0.2 million income in the first quarter of 2018 and 2017, respectively, and is primarily attributable to unused line of credit fees and other expenses.

INCOME TAXES

In the first quarter of 2018 the Company reported income taxes in continuing operations of approximately $5.8 million related to its U.S., France and India operations as well as tax expense for certain U.S. states. For Canadian tax purposes, the Company has full valuation allowances against its deferred tax assets, including its net operating losses, and no benefit for loss is recorded.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including the wind-down activities of the sold NATG and ETG businesses, funding the recently declared and any future dividends, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):

	March 31, 2018	December 31, 2017	$ Change
Cash	$141.0	$184.5	$(43.5)
Accounts receivable, net	$186.3	$174.3	$12.0
Inventories	$130.9	$131.5	$(0.6)
Prepaid expenses and other current assets	$5.5	$3.8	$1.7
Accounts payable	$202.8	$196.1	$6.7
Dividend payable	$—	$55.7	$(55.7)
Accrued expenses and other current liabilities	$70.6	$64.0	$6.6
Working capital	$190.3	$178.3	$12.0

Our working capital increased due to the net income from continuing operations and an increase in accounts receivable balances. Accounts receivable days outstanding were 47.6 in 2018 compared to 47.1 in 2017. Inventory turns were 7.5 in 2018 and 7.9 in 2017 and accounts payable days outstanding were 72.2 in 2018 compared to 73.4 in 2017.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Net cash provided by continuing operations was $15.2 million resulting from changes in our working capital accounts, which used $0.6 million in cash compared to $12.6 million used in 2017, primarily the result of the changes in open accounts payable and accounts receivable balances. Cash generated from net income adjusted by other non-cash items provided $15.8 million compared to $12.2 million provided by these items in 2017, primarily related to the net income from continuing operations in 2018. Net cash provided by operating activities from discontinued operations was $1.2 million for the three months ended March 31, 2018 compared to $1.5 million used for the three months ended March 31, 2017, respectively.

Net cash used in investing activities from continuing operations totaled $0.5 million primarily for warehouse and information technology equipment and leasehold improvements for the IPG segment.  Net cash used in investing activities in 2017 totaled $1.0 million and included warehouse pick modules and mobile sales application software for the IPG segment. Net cash used in investing activities from discontinued operations was $0.1 million for the three months ended March 31, 2017.

Net cash used in financing activities totaled $59.9 million primarily related to the special dividend payment of $55.7 million declared in December 2017 and the $4.1 million dividend declared and paid in the first quarter of 2018 and $0.8 million in stock option exercises, offset by payments of payroll taxes on stock based compensation through shares withheld of $0.9 million.   In 2017, cash used in financing activities totaled $1.9 million consisting of $1.8 million in dividend payments and repayment of approximately $0.1 million of capital lease obligations.

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of March 31, 2018, eligible collateral under the credit agreement was $84.2 million, total availability was $73.5 million, total outstanding letters of credit were $2.4 million, excess availability was $71.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of March 31, 2018.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2018 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

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

We anticipate cash needs to support our working capital requirements in our business, including the wind-down activities of the NATG and ETG businesses, funding the recently declared and any future dividends, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, and funding acquisitions.

The Company has financial obligations related to leased facilities of its former NATG business of approximately $46.0 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of March 31, 2018 the Company has a reserve of $13.7 million for these lease obligations. The reserves established consider the total lease obligations of $46.0 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. During the first quarter of 2018, the Company’s NATG discontinued operations reversed lease reserves of approximately $0.2 million related to their leased facilities. The Company expects that further adjustments may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of March 31, 2018, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At March 31, 2018 cash balances held in foreign subsidiaries totaled approximately $52.8 million. These balances are held in local country banks. The Company intends to repatriate excess foreign cash balances when available and when it is tax efficient.  The Company had in excess of $159 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2018, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2018 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2018, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2018 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

SYSTEMAX INC.

Date: May 8, 2018	By:	/s/ Lawrence Reinhold
Lawrence Reinhold
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 8, 2018	By:	/s/ Thomas Clark
Thomas Clark
Vice President and Chief Financial Officer