Form 10-Q
period 2018-06-30
SYSTEMAX INC
filed 2018-08-07
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2018 was 37,191,779.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash	$96.9	$184.5
Accounts receivable, net	189.5	174.3
Inventories	126.4	131.5
Prepaid expenses and other current assets	5.7	3.8
Total current assets	418.5	494.1

Property, plant and equipment, net	14.6	15.1
Deferred income taxes	25.8	26.2
Goodwill and intangibles	14.0	14.5
Other assets	1.5	1.5
Total assets	$474.4	$551.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$187.7	$196.1
Dividend payable	0.0	55.7
Accrued expenses and other current liabilities	67.6	64.0
Total current liabilities	255.3	315.8
Deferred income tax liability	0.1	0.1
Other liabilities	21.7	23.7
Total liabilities	277.1	339.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	185.7	186.5
Treasury stock	(20.6)	(21.8)
Retained earnings	32.2	44.8
Accumulated other comprehensive income (loss)	(0.4)	1.9
Total shareholders’ equity	197.3	211.8
Total liabilities and shareholders’ equity	$474.4	$551.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$363.1	$313.0	$718.3	$615.5
Cost of sales	262.0	221.5	520.5	442.2
Gross profit	101.1	91.5	197.8	173.3
Selling, distribution & administrative expenses	75.8	69.6	152.4	139.0
Special charges	0.0	0.2	0.0	0.2
Operating income from continuing operations	25.3	21.7	45.4	34.1
Interest and other (income) expense, net	0.0	(0.1)	0.1	(0.3)
Income from continuing operations before income taxes	25.3	21.8	45.3	34.4
Provision for income taxes	7.5	2.5	13.3	4.8
Net income from continuing operations	17.8	19.3	32.0	29.6
Income (loss) from discontinued operations, net of tax	0.4	(5.5)	0.8	(34.3)
Net income (loss)	$18.2	$13.8	$32.8	$(4.7)

Net income per common share from continuing operations:
Basic	$0.48	$0.52	$0.86	$0.80
Diluted	$0.47	$0.52	$0.84	$0.79
Net income (loss) per common share from discontinued operations:
Basic	$0.01	$(0.15)	$0.02	$(0.93)
Diluted	$0.01	$(0.15)	$0.02	$(0.92)
Net income (loss) per common share:
Basic	$0.49	$0.37	$0.88	$(0.13)
Diluted	$0.48	$0.37	$0.87	$(0.13)

Weighted average common and common equivalent shares:
Basic	37.2	37.0	37.2	37.0
Diluted	37.9	37.4	37.9	37.3

Dividends declared	$1.11	$0.10	$1.22	$0.15

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$18.2	$13.8	$32.8	$(4.7)
Other comprehensive income (loss):
Foreign currency translation	(3.7)	4.1	(2.3)	4.8
Total comprehensive income	$14.5	$17.9	$30.5	$0.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Income from continuing operations	$32.0	$29.6
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2.4	2.6
Provision for returns and doubtful accounts	0.0	0.8
Compensation expense related to equity compensation plans	0.8	0.8
Provision for deferred taxes	0.2	0.3
Gain on disposition and abandonment	0.0	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(19.0)	(6.4)
Inventories	4.0	(2.9)
Prepaid expenses and other current assets	(2.6)	(0.4)
Income taxes payable	(0.4)	1.1
Accounts payable	(6.3)	(12.9)
Accrued expenses, other current liabilities and other liabilities	3.5	9.9
Net cash provided by operating activities from continuing operations	14.6	22.4
Net cash provided by (used in) operating activities from discontinued operations	1.7	(6.7)
Net cash provided by operating activities	16.3	15.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.4)	(1.8)
Proceeds from disposals of property, plant and equipment	0.0	0.1
Net cash used in investing activities from continuing operations	(1.4)	(1.7)
Net cash used in investing activities from discontinued operations	0.0	(0.1)
Net cash used in investing activities	(1.4)	(1.8)

Cash flows from financing activities:
Dividends paid	(101.1)	(5.5)
Proceeds from issuance of common stock	0.9	0.5
Payment of payroll taxes on stock-based compensation through shares withheld	(1.3)	(0.3)
Repayments of capital lease obligations	0.0	(0.1)
Net cash used in financing activities	(101.5)	(5.4)

Effects of exchange rates on cash	(1.0)	1.6

Net (decrease) increase in cash	(87.6)	10.1
Cash – beginning of period	184.5	149.7
Cash – end of period	$96.9	$159.8

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2018	37,094	$0.4	$186.5	$(21.8)	$44.8	$1.9	$211.8
Stock-based compensation expense			0.8				0.8
Issuance of restricted stock	57		(0.7)	0.7			0.0
Stock withheld for employee taxes	(41)		(0.8)	(0.5)			(1.3)
Proceeds from issuance of common stock	82		(0.1)	1.0			0.9
Dividends declared					(45.4)		(45.4)
Change in cumulative translation adjustment						(2.3)	(2.3)
Net income					32.8		32.8

Balances, June 30, 2018	37,192	$0.4	$185.7	$(20.6)	$32.2	$(0.4)	$197.3

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Systemax Inc., with its subsidiaries, (the "Company") are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On September 2, 2016, the Company sold certain assets of its Misco Germany operations which had been reported as part of its ETG segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, any prior and current year results of the German operations are presented within continuing operations in the condensed consolidated financial statements.

On December 1, 2015, the Company sold its NATG operating businesses and began the wind-down of its remaining NATG operations.  The sale of the NATG business had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three retail stores. Accordingly, these components and any related results of operations will be reflected in discontinued operations.  The Company has financial obligations related to leased facilities of its former NATG business of approximately $46.4 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of June 30, 2018, the Company has a reserve of $13.0 million for these lease obligations. The reserves established consider the total lease obligations of $46.4 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams.  In the second quarter of 2018, the Company recorded lease reserves of approximately $0.1 million for these leased facilities, all of which was recorded in discontinued operations and for the six months ended June 30, 2018, the Company reversed net lease reserves of $0.1 million for these leased facilities. The Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2018 and the results of operations for the three and six month periods ended June 30, 2018 and 2017, statements of comprehensive income (loss) for the three and six month periods ended June 30, 2018 and 2017, cash flows for the six month periods ended June 30, 2018 and 2017 and changes in shareholders’ equity for the six month period ended June 30, 2018.  The December 31, 2017 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2017 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  The results for the six month period ended June 30, 2018 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on June 30, 2018 and July 1, 2017.  The second quarters of both 2018 and 2017 included 13 weeks and the first six months of both 2018 and 2017 included 26 weeks.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The new revenue recognition standard is effective for interim and annual periods beginning on January 1, 2018. The new standard is required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company adopted the new standard using the modified-retrospective approach beginning on January 1, 2018. There was no material impact to total revenues in our consolidated statements of income, accounting policies, business processes, internal controls or disclosures. See Note 2 of the Notes to condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method, in addition to the existing transition method, the modified retrospective approach, to adopt the new leases standard by allowing entities to initially apply the new leases standard, ASU 2016-02, Leases (Topic 842), at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply, An entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP. ASU 2016-02 related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently in the process of evaluating which method to adopt and the impact of the adoption of this standard on the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This new guidance will be applied prospectively to awards modified on or after the adoption date. This standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this standard beginning January 1, 2018 and its adoption did not materially impact the Company's consolidated financial position or results of operations when implemented in the first quarter of 2018.

In June 2018, the FASB issued ASU 2018-07, Improvements to Non employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to non employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU 2014-09. The Company is evaluating the effect of adopting this pronouncement.

2.	Revenue

The Company’s revenue is generated by its operating subsidiaries and is primarily comprised of sales of maintenance, repair and operational (“MRO”) products as well as other industrial and business supplies that are sold by IPG and information and communications technology (“ICT”) products that are sold by ETG. Additionally, both IPG and ETG have revenues from related activities, such as freight and, to a lesser extent, services.

The Company recognizes revenue when a sales arrangement with a customer exists through the Company’s invoicing or a contract, the performance obligations have been identified, the transaction price is fixed or determinable and the Company has satisfied its performance obligations. The Company’s standard terms, provided on its invoices as well as on its websites, are included in communications with the customer and have standard payment terms of 30 days. Certain customers may have extended payment terms that have been pre-approved by the Company’s credit department, but generally none extend longer than 120 days.

The Company’s performance obligation is primarily a single obligation to deliver products. The Company’s performance obligations are satisfied when products are transferred to a customer in accordance with agreed upon shipping terms. Certain sales may include product and/or services that are distinct and accounted for as separate performance obligations. The Company’s performance obligations for services are satisfied when the services are rendered. The Company’s total service revenue is immaterial as it accounted for less than 1% of total revenue for the second quarter and six months ended June 30, 2018.

The Company’s revenue is shown as “Net sales” in the accompanying Condensed Consolidated Statements of Operations and is measured as the determined transaction price, net of any variable consideration consisting primarily of rights to return product. The Company has elected to treat shipping and handling revenues as activities to fulfill its performance obligation. Billings for freight and shipping and handling are recorded in net sales and costs of freight and shipping and handling are recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations.

The Company records a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of June 30, 2018.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates is sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.5 million at June 30, 2018 and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Disaggregation of Revenues

IPG and ETG serve customers in diverse geographies, which are subject to different economic and industry factors. The Company's presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The following table presents the Company's revenue by reportable segment and by geography for the three and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Net sales:
IPG MRO products and industrial supplies-United States	$220.4	$422.4
IPG MRO products and industrial supplies-Canada	10.8	21.0
ETG Technology products-France	125.9	262.8
ETG Technology products-Other Europe	6.0	12.1
Consolidated	$363.1	$718.3

3.	Dispositions and Special Charges

The Company’s discontinued operations include the results of the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (See Note 1).

In the second quarter of 2018 the Company recorded net recoveries of $0.1 million in discontinued operations related to the wind down of the SARL Businesses. The Company received escrow funds of approximately $0.2 million and recorded approximately $0.1 million of accelerated depreciation on fixed assets. For the six months ended June 30, 2018, the Company recorded $0.2 million in recoveries of escrow funds, $0.1 million of accelerated depreciation charges and $0.1 million for legal and professional fees. The impact of the previously mentioned charges and recoveries related to the wind down of the SARL Businesses for the six months ended June 30, 2018, net to zero. Of the previously mentioned charges, legal and professional fees required or will require the use of cash. The Company expects that total additional charges related to the wind down of the SARL businesses will be less than $1.0 million.

In the second quarter of 2018, the Company's NATG discontinued operations received $0.1 million in vendor settlements, recorded $0.1 million in lease reserve adjustments related to their leased facilities and recorded approximately $0.1 million of legal and professional fees related to the ongoing restitution proceedings. For the six months ended June 30, 2018, the Company's NATG discontinued operations received $0.7 million in restitution receipts from a former executive of NATG, reversed lease reserves of approximately $0.1 million related to their leased facilities, received $0.1 million in vendor settlements and recorded legal and professional fees, related to the ongoing restitution proceedings, of $0.2 million. The impact of the previously mentioned charges and recoveries related to the NATG discontinued operations totaled $0.7 million benefit for the six months ended June 30, 2018. The Company expects that total additional charges related to the sale of the NATG business after this quarter will be between $1.0 million and $2.0 million and that these charges will continue to be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities as they are settled or sublet (see Note 1). Most of these anticipated costs will require the use of cash. Amounts that are unpaid at June 30, 2018 are recorded in Accrued expenses and other current liabilities and Other liabilities (long term) in the accompanying Condensed Consolidated Balance Sheets.

Below is a summary of the impact on net sales, net income (loss) and net income (loss) per share from discontinued operations for the three and six month periods ended June 30, 2018 and 2017. A reconciliation of pretax income (loss) of Discontinued operations to the Net Income (loss) of discontinued operations is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$0.0	$0.0	$0.0	$117.0
Cost of sales	0.0	0.0	0.0	102.9
Gross profit	0.0	0.0	0.0	14.1
Selling, distribution & administrative expenses	(0.4)	1.4	0.0	20.0
Special charges	0.0	4.4	(0.7)	28.3
Operating income (loss) from discontinued operations	0.4	(5.8)	0.7	(34.2)
Interest and other (income) expenses, net	(0.1)	0.2	(0.3)	0.5
Income (loss) from discontinued operations before income taxes	0.5	(6.0)	1.0	(34.7)
Provision (benefit) for income taxes	0.1	(0.5)	0.2	(0.4)
Net income (loss) from discontinued operations	$0.4	$(5.5)	$0.8	$(34.3)
Net income (loss) per share – basic	$0.01	$(0.15)	$0.02	$(0.93)
Net income (loss) per share – diluted	$0.01	$(0.15)	$0.02	$(0.92)

Total special charges incurred in the second quarter of 2017 totaled approximately $4.4 million, of which $0.9 million related to additional costs related to the sale of the SARL Businesses including $0.3 million of severance and other personnel costs, $0.3 million of accelerated depreciation charges and $0.3 million of additional legal, professional and other costs. Additional special charges, incurred in the second quarter of 2017, within NATG discontinued operations totaled $3.5 million. These costs were primarily related to updating future lease cash flows of approximately $3.2 million and $0.3 million of professional costs related to the ongoing restitution proceedings against certain former NATG executives.

Total special charges incurred for the six months ended June 30, 2017 totaled approximately $28.3 million. The combined loss on the sale of the SARL Businesses totaled $24.2 million, which included an $8.2 million loss on the sale of net assets, $14.4 million of translation adjustments, and $1.0 million of legal, professional and other costs, $0.3 million of severance and other personnel costs and $0.3 million of accelerated depreciation charges. In addition, NATG discontinued operations incurred special charges of $4.1 million, which included approximately $3.5 million primarily related to updating our future lease cash flows and $0.6 million related to the ongoing restitution proceedings against certain former NATG executives.

The following table details liabilities related to the sold NATG segment’s leases and other costs and liabilities that remain from the sold Misco Germany business as of June 30, 2018 (in millions):

	ETG – Lease liabilities and other costs	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2018	$1.2	$19.0	$20.2
Charged to expense (income)	0.0	(0.1)	(0.1)
Paid or otherwise settled	(0.1)	(5.9)	(6.0)
Balance June 30, 2018	$1.1	$13.0	$14.1
.

4.	Net Income (Loss) per Common Share

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

The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.6 million shares and 0.2 million shares for the three months ended June 30, 2018 and 2017, respectively, and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.1 million shares and 0.2 million shares for the three months ended June 30, 2018 and 2017, respectively. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.6 million and 0.1 million shares for the six months ended June 30, 2018 and 2017, respectively, and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million shares for the six months ended June 30, 2018 and 2017, respectively. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share due to their antidilutive effect was none and 0.3 million shares for the three months ended June 30, 2018 and 2017, respectively, and none and 0.7 million shares for the six months ended June 30, 2018 and 2017, respectively.

5.	Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2018, eligible collateral under the credit agreement was $75.0 million, total availability was $73.4 million, total outstanding letters of credit were $2.4 million, total excess availability was $71.0 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of June 30, 2018.

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

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
IPG	$231.2	$202.7	$443.4	$392.9
ETG	131.9	110.3	274.9	222.6
Consolidated	$363.1	$313.0	$718.3	$615.5

Operating income (loss):
IPG	$23.0	$22.9	$39.3	$35.4
ETG	7.2	5.7	16.5	11.5
NATG – continuing operations	0.0	(0.4)	0.0	(0.4)
Corporate and other expenses	(4.9)	(6.5)	(10.4)	(12.4)
Consolidated	$25.3	$21.7	$45.4	$34.1

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
United States	$220.4	$194.6	$422.4	$377.2
France	131.9	110.3	274.9	222.6
Canada	10.8	8.1	21.0	15.7
Consolidated	$363.1	$313.0	$718.3	$615.5

Revenue is attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At June 30, 2018 and 2017, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.   The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

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

The Company applied SAB 118 when accounting for the enactment-date effects of the TCJA for the year ended December 31, 2017 and recorded provisional amounts related to the one-time transition tax for the repatriation of foreign earnings and the revaluation of deferred tax balances. The Company expects to complete its analysis of the historical earnings and profits of all of its foreign subsidiaries and record any adjustment to the provisional amounts within the one year measurement period.

As of June 30, 2018, the Company has not completed its 2017 Federal income tax return or the analysis for all of the tax effects of the TCJA and has not recorded any adjustments to the amounts recorded at year-end.

9.	Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, customer, personal injury, creditors rights and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 23 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at a very early stage and although Systemax Inc. has been dismissed from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2018 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

10.	Subsequent Events

On August 1, 2018 the Company entered into a termination agreement for the lease on its Jefferson, Georgia warehouse for approximately $8 million, which has been fully accrued at June 30, 2018, and is recorded in Accrued expenses and other current liabilities and Other Liabilities (long term) in the accompanying Condensed Consolidated Balance Sheets.

On July 11, 2018, the Company announced it had received an irrevocable binding offer from Bechtle AG, Germany's largest independent IT systems integrator, for the sale of Inmac Wstore, the Company's France-based IT value added reseller business. On July 30, 2018, the Company entered into its Definitive Share Purchase Agreement with Bechtle AG upon the conclusion of its successful consultation with the Inmac Wstore Work's Council.

The agreement to sell our France business is denominated on a cash-free, debt free basis, and it will include normalized working capital adjustments. On a pro forma basis, assuming the sale had closed on June 30, 2018 and using current exchange rates of 1.17 USD to EUR, the enterprise value of the France business would have been $246 million and its equity value, inclusive of cash on hand and other adjustments, would have been approximately $270 million. Transaction and exit expenses associated with the sale are expected to be between $6 to $7 million, including approximately $1.2 million related to the acceleration of the vesting of certain employee restricted stock awards. Tax expense associated with the transaction is expected to be between $18 and $24 million on a pre-NOL utilization basis. The Company anticipates recognizing a pretax book gain of between $182 and $188 million on the sale, and after funding transaction expenses, the total cash available to U.S. shareholders on a tax-effected basis resulting from this transaction would have been between $238 and $245 million. The sale is subject to customary regulatory approvals and is expected to close later in 2018.

The following unaudited pro forma condensed consolidated financial information is presented to show how the Company's results may have appeared if the sale had occurred on June 30, 2018 (in the case of the Condensed Consolidated Balance Sheet and Condensed Statement of Operations) or on January 1, 2017 (in the case of the Condensed Consolidated Statements of Operations). As the sale will not be completed until later in 2018, this unaudited pro forma condensed consolidated financial information will change to reflect exchange rates and financial operations and conditions at the time of the sale.

The pro forma condensed consolidated financial statements do not necessarily reflect what the Company's financial conditions or results of operations would have been had the sale occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the Company.

Systemax Inc.
Pro Forma Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	As reported June 30,	Pro Forma adjustments (a)	Other Pro Forma adjustments		Pro Forma June 30,
	2018				2018
ASSETS:
Current assets:
Cash	$96.9	$0.0	220.1	(b)	317.0
Accounts receivable, net	189.5	(106.9)			82.6
Inventories	126.4	(37.0)			89.4
Prepaid expenses and other current assets	5.7	(0.8)			4.9
Total current assets	418.5	(144.7)	220.1		493.9

Property, plant and equipment, net	14.6	(1.2)			13.4
Deferred income taxes	25.8	(5.9)			19.9
Goodwill and intangibles	14.0	(3.8)			10.2
Other assets	1.5	(0.3)			1.2
Total assets	$474.4	$(155.9)	220.1		538.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$187.7	$(76.6)			111.1
Accrued expenses and other current liabilities	67.6	(24.3)	(0.7)	(c)	42.6
Total current liabilities	255.3	(100.9)	(0.7)		153.7
Deferred income tax liability	0.1				0.1
Other liabilities	21.7	(3.8)			17.9
Total liabilities	277.1	(104.7)	(0.7)		171.7

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0				0.0
Common stock	0.4				0.4
Additional paid-in capital	185.7		1.2	(d)	186.9
Treasury stock	(20.6)				(20.6)
Retained earnings	32.2	(51.2)	216.0	(e)	197.0
Accumulated other comprehensive income(loss)	(0.4)		3.6	(f)	3.2
Total shareholders’ equity	197.3	(51.2)	220.8		366.9
Total liabilities and shareholders’ equity	$474.4	$(155.9)	$220.1		$538.6

Pro Forma adjustments to the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2018

(a) Reverse the June 30, 2018 balance sheet of the Company's France business, excluding cash the Company retains.
(b) Record the proceeds from sale ($246.0 million) less deal transaction costs ($4.9 million) and estimated tax on sale ($21.0 million).
(c) Record payment of deal related accrued professional fees.
(d) Record charge related to the acceleration of certain restricted stock awards ("RSU's") granted to sold entities employees.
(e) Record retained earnings impact from net sale proceeds ($246.0 million), accelerated amortization expense of RSU's ($1.2 million), cumulative translation adjustments ($3.6 million), deal transaction costs ($4.2 million) and estimated tax on sale ($21.0 million).
(f) Record write off of cumulative translation adjustments.

Systemax Inc.
Pro Forma Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	As reported Six Months Ended June 30,	Pro Forma adjustments (a)		Pro Forma Six Months Ended June 30,
	2018			2018
Net sales	$718.3	$(274.9)		$443.4
Cost of sales	520.5	(229.6)		290.9
Gross profit	197.8	(45.3)		152.5
Selling, distribution & administrative expenses	152.4	(29.0)	(b)	123.4
Operating income from continuing operations	45.4	(16.3)	(b)	29.1
Interest and other (income) expense, net	0.1	0.0		0.1
Income from continuing operations before income taxes	45.3	(16.3)	(b)	29.0
Provision for income taxes	13.3	(6.1)	(c)	7.2
Net income (loss) from continuing operations	32.0	(10.2)		21.8

Net income per common share from continuing operations:
Basic	$0.86			$0.59
Diluted	$0.84			$0.58

Weighted average common and common equivalent shares:
Basic	37.2			37.2
Diluted	37.9			37.9

Pro Forma adjustments to the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2018

(a) To eliminate the revenues and directly attributable expenses of our sold France business.
(b) Included within SD&A expenses is $0.5 million of corporate overhead charges formerly charged to our France business and $0.7 million of deal related accrued professional fees recharged to the sold France business.
(c) Included within the provision for income taxes is $0.1 million of estimated tax impacts of the above corporate overhead charges and deal related professional fees.

Systemax Inc.
Pro Forma Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	As reported Year Ended December 31,	Pro Forma adjustments (a)		Pro Forma Year Ended December 31,
	2017			2017
Net sales	$1,265.4	$(473.6)		$791.8
Cost of sales	914.0	(395.4)		518.6
Gross profit	351.4	(78.2)		273.2
Selling, distribution & administrative expenses	279.8	(52.2)	(b)	227.6
Special charges	0.3	0.0		0.3
Operating income from continuing operations	71.3	(26.0)	(b)	45.3
Interest and other (income) expense, net	0.5	(0.3)		0.2
Income from continuing operations before income taxes	70.8	(25.7)	(b)	45.1
Provision for income taxes	(5.3)	(9.0)	(c)	(14.3)
Net income from continuing operations	76.1	(16.7)		59.4

Net income per common share from continuing operations:
Basic	$2.06			$1.61
Diluted	$2.02			$1.58

Weighted average common and common equivalent shares:
Basic	37.0			37.0
Diluted	37.6			37.6

Pro Forma adjustments to the Unaudited Condensed Consolidated Statements of Operations for the year ended December 31, 2017

(a) To eliminate the revenues and directly attributable expenses of our sold France business.
(b) Included within SD&A expenses is $0.9 million of corporate overhead charges formerly charged to our France business.
(c) Included within the provision for income taxes is $0.3 million of estimated tax benefits of the above corporate overhead charges returning to the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are based on management’s estimates, assumptions and projections and are not guarantees of future performance.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, statements regarding future operations, expansion or restructuring plans, including our exit from and winding down of our sold NATG operations, financing needs, compliance with financial covenants in loan agreements, fluctuations in economic conditions and exchange rates, including factors impacting our international operations, plans for acquisitions or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.  In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; the Company’s management information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us; we could suffer a data security breach due to our e-commerce and data storage systems being hacked by those seeking to steal Company information, vendor, employee or customer personal information, or due to employee error, resulting in disruption to our operations, loss of information and privacy, legal claims and adverse material impact on our reputation and business; meeting credit card industry compliance standards in order to maintain our ability to accept credit cards; technological change has had and can continue to have a material effect on our product mix and results of operations; general economic conditions will continue to impact our business; extreme weather conditions could disrupt our product supply chain and our ability to ship or receive products, which would adversely impact sales; our international operations are subject to risks such as fluctuations in currency rates and foreign regulatory requirements, and our operations are subject to the impact of newly enacted U.S. and foreign tariffs, and political uncertainty; and managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights and price protection from our vendors.

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

The sale of the SARL business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which allows for dispositions with major impact to be presented in the financial statements as discontinued operations. Therefore, the current year and prior year results of the SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.  For the second quarter ended June 30, 2018 and 2017, there were no net sales of the SARL Businesses included in discontinued operations and for the six months ended June 30, 2018 and 2017, net sales included in discontinued operations totaled $0.0 million and $117.0 million, respectively. Net income of the SARL Businesses included in discontinued operations for the second quarter ended June 30, 2018 totaled $0.4 million and net loss for the second quarter of 2017 totaled $1.3 million and for the six months ended June 30, 2018 and 2017, net income included in discontinued operations totaled $0.2 million and net loss included in discontinued operations totaled $28.2 million, respectively.

On December 1, 2015, the Company sold its NATG operating businesses and began the wind-down of its remaining NATG operations.  The sale of the NATG business had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three retail stores. Accordingly, these components and any related results of operations will be reflected in discontinued operations. The Company has financial obligations related to leased facilities of its former NATG business of approximately $46.4 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of June 30, 2018 the Company has a reserve of $13.0 million for these lease obligations. The reserves established consider the total lease obligations of $46.4 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. In the second quarter of 2018 the Company recorded lease reserves of approximately $0.1 million and for the six months ended June 30, 2018 reversed reserves of approximately $0.1 million for these leased facilities; all of which was recorded in discontinued operations. The Company expects that further adjustment may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.

In the second quarter and six months ended June 30, 2018, there were no net sales or related costs for NATG included in continuing operations. For the second quarter of 2018, there was no net income/(loss) of NATG included in discontinued operations due to the recovery of operating expenses of approximately $0.1 million offset by special charges of $0.1 million for the lease reserves recorded. For the six months ended June 30, 2018, net income of NATG included in discontinued operations was $0.6 million, primarily related to restitution payments received, vendor settlements and favorable lease liability adjustments offset by $0.2 million of legal and professional costs related to ongoing restitution proceedings against former NATG executives and $0.2 million of ongoing operating expenses. In the second quarter and six months ended June 30, 2017, there were no net sales of NATG included in continuing or discontinued operations. In the second quarter and six months ended June 30, 2017, NATG continuing operations recorded lease rent reserves of approximately $0.2 million. In the second quarter of 2017, NATG discontinued operations recorded $3.2 million for lease reserve adjustments and $0.3 million of legal and professional fees related to the ongoing restitution proceedings. For the six months ended June 30, 2017, NATG discontinued operations recorded $3.5 million of lease reserve adjustments and $0.6 million of legal and professional fees related to the ongoing restitution proceedings. For the second quarter and six months ended June 30, 2017, the net loss of NATG included in continuing operations was $0.4 million and for the second quarter and six months ended June 30, 2017, net loss of NATG included in discontinued operations was $4.2 million and $6.1 million, respectively.

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

Industrial Products

IPG sells a wide array of MRO products and other industrial and general business supplies which are marketed in North America.  Many of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks: Global®, GlobalIndustrial.com®, Nexel®, Relius Elite®, Relius Solutions®, Interion®, Continental Dynamics®, and Hercules®. Industrial accounted for approximately 64% and 65% of our net sales for the three month periods ended June 30, 2018 and 2017, respectively, and approximately 62% and 64% of our net sales for the six month periods ended June 30, 2018 and 2017, respectively.

Europe Technology Products Group

ETG sells ICT products.  These products are marketed primarily in France and to a much lesser extent Belgium.  Substantially all of these products are manufactured by other companies. France accounted for approximately 36% and 35% of our net sales for the three month periods ended June 30, 2018 and 2017, respectively, and approximately 38% and 36% of our net sales for the six month periods ended June 30, 2018 and 2017, respectively.

Discontinued Operations

As disclosed above, any results of the SARL Businesses sold in 2017 and the NATG B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale in 2015 are presented in discontinued operations in the accompanying financial statements.

See Notes 2 and 6 to the condensed consolidated financial statements for additional financial information about our business segments as well as information about geographic operations.

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

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”).  These authorities issue numerous pronouncements, most of which are not applicable to the Company’s current or reasonably foreseeable operating structure. See Note 1 of the condensed consolidated financial statements, Recent Accounting Pronouncements.

Highlights from Q2 2018 and Year to Date Q2 2018

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•
Consolidated sales increased 16.0% to $363.1 million for the three month period ended June 30, 2018 compared to 2017 and for the six month period ended June 30, 2018 consolidated sales increased 16.7% to $718.3 million compared to 2017. On a constant currency basis, average daily sales increased for the three and six month periods ended June 30, 2018 12.6% and 12.2%, respectively, compared to the same periods in 2017.

•
IPG sales increased 14.1% to $231.2 million for the three month period ended June 30, 2018 compared to 2017 and for the six month period ended June 30, 2018 IPG sales increased 12.9% to $443.4 million compared to 2017. On a constant currency basis, average daily sales increased for the three and six month periods ended June 30, 2018 13.8% and 12.6%, respectively, compared to the same periods in 2017.

•
ETG sales increased 19.6% to $131.9 million for the three month period ended June 30, 2018 compared to 2017 and for the six month period ended June 30, 2018 ETG sales increased 23.5% to $274.9 million compared to 2017.  On a constant currency basis, average daily sales increased for the three and six month periods ended June 30, 2018 10.6% and 11.4%, respectively, compared to the same periods in 2017.

•
Consolidated operating income grew 16.6% to $25.3 million for the three month period ended June 30, 2018 compared to 2017 and for the six month period ended June 30, 2018 consolidated operating income increased 33.1% to $45.4 million compared to 2017.

GAAP Results of Operations

Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended June 30, 2017

Key Performance Indicators* (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Net sales of continuing operations by segment:
IPG	$231.2	$202.7	14.1%	$443.4	$392.9	12.9%
ETG	131.9	110.3	19.6%	274.9	222.6	23.5%
Consolidated net sales	$363.1	$313.0	16.0%	$718.3	$615.5	16.7%
Consolidated gross profit	$101.1	$91.5	10.5%	$197.8	$173.3	14.1%
Consolidated gross margin	27.8%	29.2%	(1.4)%	27.5%	28.2%	(0.7)%
Consolidated SD&A costs**	$75.8	$69.8	8.6%	$152.4	$139.2	9.5%
Consolidated SD&A costs** as a % of net sales	20.9%	22.3%	(1.4)%	21.2%	22.6%	(1.4)%
Operating income (loss) from continuing operations by segment:
IPG	$23.0	$22.9	0.4%	$39.3	$35.4	11.0%
ETG	7.2	5.7	26.3%	16.5	11.5	43.5%
Corporate and other	(4.9)	(6.5)	24.6%	(10.4)	(12.4)	16.1%
NATG – continuing operations	0.0	(0.4)	100.0%	0.0	(0.4)	100.0%
Consolidated operating income	$25.3	$21.7	16.6%	$45.4	$34.1	33.1%
Operating margin from continuing operations by segment:
IPG	9.9%	11.3%	(1.4)%	8.9%	9.0%	(0.1)%
ETG	5.5%	5.2%	0.3%	6.0%	5.2%	0.8%
NATG	NM	NM	NM	NM	NM	NM
Consolidated operating margin from continuing operations	7.0%	6.9%	0.1%	6.3%	5.5%	0.8%
Effective income tax rate	29.6%	11.5%	18.1%	29.4%	14.0%	15.4%
Net income from continuing operations	$17.8	$19.3	(7.8)%	$32.0	$29.6	8.1%
Net margin from continuing operations	4.9%	6.2%	(1.3)%	4.5%	4.8%	(0.3)%
Net income (loss) from discontinued operations	$0.4	$(5.5)	107.3%	$0.8	$(34.3)	102.3%
*excludes discontinued operations (See Note 3 of Notes to Condensed Consolidated Financial Statements).
**includes special charges (See Note 3 of Notes to Condensed Consolidated Financial Statements).
NM = not meaningful

SYSTEMAX INC.

Supplemental Continuing Operations Business Unit Summary Results – Unaudited (In millions)
Industrial Products Group
	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017
Sales	$231.2	$202.7	14.1%	$443.4	$392.9	12.9%
Average daily sales*	$3.6	$3.2	14.1%	$3.5	$3.1	12.9%
Gross profit**	$80.0	$73.3	9.1%	$152.5	$136.7	11.6%
Gross margin	34.6%	36.2%		34.4%	34.8%
Operating income (Non-GAAP)***	$23.2	$23.1	0.4%	$39.9	$36.0	10.8%
Operating margin (Non-GAAP)	10.0%	11.4%		9.0%	9.2%
European Technology Products Group (France)
	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017
Sales	$131.9	$110.3	19.6%	$274.9	$222.6	23.5%
Average daily sales*	$2.2	$1.8	19.6%	$2.2	$1.8	24.5%
Gross profit**	$21.1	$18.2	15.9%	$45.3	$36.6	23.8%
Gross margin	16.0%	16.5%		16.5%	16.4%
Operating income (Non-GAAP)***	$7.4	$5.8	27.6%	$16.8	$11.8	42.4%
Operating margin (Non-GAAP)	5.6%	5.3%		6.1%	5.3%
Corporate & Other
	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017
Operating expenses (Non-GAAP)***	$(4.7)	$(6.1)	23.0%	$(10.0)	$(11.7)	14.5%
Consolidated (1,2)
	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017
Sales	$363.1	$313.0	16.0%	$718.3	$615.5	16.7%
Gross profit**	$101.1	$91.5	10.5%	$197.8	$173.3	14.1%
Gross margin	27.8%	29.2%		27.5%	28.2%
Operating income (Non-GAAP)***	$25.9	$22.8	13.6%	$46.7	$36.1	29.4%
Operating margin (Non-GAAP)	7.1%	7.3%		6.5%	5.9%

*
Percentages are calculated using sales data in hundreds of thousands.  In Q2 2018, IPG and France had 64 and 60 selling days, respectively, for the first six months of 2018, IPG and France had 128 and 124 selling days, respectively. In Q2 2017, IPG and France had 64 and 60 selling days, respectively, and for the first six months of 2017 IPG and France had 128 and 125 selling days, respectively.

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

***
See Reconciliation of Segment and Consolidated GAAP Operating Income (Loss) from Continuing Operations to Segment and Consolidated Non-GAAP Operating Income (Loss) from Continuing Operations – Unaudited

1
On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”). Pursuant to this transaction, the Company continues to wind down the remaining operations of NATG during 2018. Costs of the wind down in 2018 are included in discontinued operations.  Costs of the wind down in the second quarter of 2017 are included in continuing operations and year to date costs are included in continuing and discontinued operations. On March 24, 2017, the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior and current year results of these divested businesses, along with the associated loss on the sale recorded in 2017, have been classified as discontinued operations.

2
Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on June 30, 2018 and July 1, 2017. The second quarters of both 2018 and 2017 included 13 weeks and the first six months of both 2018 and 2017 included 26 weeks.

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Operating Income (Loss) from Continuing Operations to Segment and Consolidated Non-GAAP Operating Income (Loss) from Continuing Operations – Unaudited
(In millions)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Industrial Products	$23.0	$22.9	$39.3	$35.4
Technology Products - Europe	7.2	5.7	16.5	11.5
Technology Products - NA	0.0	(0.4)	0.0	(0.4)
Corporate and Other	(4.9)	(6.5)	(10.4)	(12.4)
GAAP operating income	25.3	21.7	45.4	34.1

Non-GAAP adjustments:
Industrial Products:
Intangible asset amortization	0.2	0.2	0.5	0.5
Stock based compensation	0.0	0.0	0.1	0.1
Total Non-GAAP Adjustments – Industrial Products	0.2	0.2	0.6	0.6

Technology Products - Europe:
Reverse results of Germany included in GAAP continuing operations	0.0	0.1	0.0	0.2
Intangible asset amortization	0.0	0.0	0.0	0.1
Stock based compensation	0.2	0.0	0.3	0.0
Total Non-GAAP Adjustments: Technology Products Europe	0.2	0.1	0.3	0.3

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	0.0	0.4	0.0	0.4
Total Non-GAAP Adjustments: Technology Products NA	0.0	0.4	0.0	0.4

Corporate and Other:
Stock based compensation	0.2	0.4	0.4	0.7
Total Non-GAAP Adjustments: Corporate and Other	0.2	0.4	0.4	0.7

Industrial Products	23.2	23.1	39.9	36.0
Technology Products- France	7.4	5.8	16.8	11.8
Technology Products- NA	0.0	0.0	0.0	0.0
Corporate and Other	(4.7)	(6.1)	(10.0)	(11.7)
Non-GAAP operating income	$25.9	$22.8	$46.7	$36.1

Management’s discussion and analysis that follows will include IPG, ETG, Corporate and Other and discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS

The IPG segment net sales benefited during the second quarter and six months ended June 30, 2018 from continued strong demand across all core categories, such as material handling and storage in the U.S., led by sales of our in stock and ready to ship items. Net sales also benefited from an increase in seasonal product sales, such as cooling and outdoor products. Overall demand remained solid across our diversified customer end markets, broad product offerings and our multiple sales channels. IPG net sales also benefited from above market growth in its Canada business which delivered its sixth consecutive quarter of double digit growth. Canada sales were up approximately 33.1%, 27.7% on a constant currency basis, for the quarter ended June 30, 2018 compared to the same period in 2017 and Canada sales increased 33.4%, 27.7% on a constant currency basis for the six months ended June 30, 2018 compared to the same period of 2017.  U.S. revenue was up 13.2% and 12.0%, respectively, in the quarter and six month period ended June 30, 2018 compared to the same period in 2017. On a constant currency basis, IPG average daily sales increased 13.8% for the second quarter of 2018 compared to the same period in 2017. For the six months ended June 30, 2018 IPG sales increased 12.9 % to $443.4 million. On a constant currency basis, average daily sales increased 12.6%. IPG segment had 64 selling days in the second quarter of 2018 and 2017 and for the six months ended June 30, 2018 and 2017, IPG had 128 selling days.

In the ETG segment, comprised of our France operations, the net sales increased for the three and six months ended June 30, 2018 compared to the same period in 2017 is attributable to growth across most product categories and customer segments, led by growth in our large corporate and SMB clients. Total net sales increased 19.6% to $131.9 million in the second quarter of 2018 and 23.5% to $274.9 million for the six months ended June 30, 2018 compared to the same periods in 2017. On a constant currency basis, average daily sales increased 10.6% and 11.4%, respectively, in the second quarter and six months ended June 30, 2018 compared to the same period in 2017. Our France operations had 60 selling days in the second quarters of 2018 and 2017 and for the six months ended June 30, 2018 and 2017 France had 124 and 125 selling days, respectively.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, vendor price protection and other sales incentives, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, free freight and freight discounting arrangements and other variables, any or all of which may result in fluctuations in gross margin.

The IPG segment gross margin decreased 160 basis points in the second quarter of 2018 from the second quarter of 2017 primarily the result of both product mix as well as a reduction in freight margins in the quarter from all time high freight margins in the second quarter of 2017. Margin improved 40 basis points sequentially and follows our previously issued expectations for the second quarter margin performance. For the six months ended June 30, 2018 IPG gross margin decreased 40 basis points as compared to the same period in 2017, in line with expectations.

The ETG segment gross margin decreased 50 basis points in the second quarter of 2018 from the second quarter of 2017 reflecting a shift in customer mix and large deals with smaller margins. For the six months ended June 30, 2018 ETG gross margin increased 10 basis points as compared to the same period in 2017.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”), EXCLUDING SPECIAL CHARGES

The IPG segment SD&A costs as a percentage of sales improved in the second quarter of 2018 as compared to the second quarter of 2017 primarily driven by improved leverage within our salary structure, impacts of our 2017 cost reduction initiatives and good spend discipline partially offset by technology spend within the business. In total, the IPG segment SD&A as a percentage of sales decreased by 20 basis points and 30 basis points, respectively, in the second quarter and six months ended June 30, 2018 compared to the same periods of 2017. In the second quarter of 2018, the IPG segment incurred increased salary and related costs of approximately $2.0 million, increased net internet advertising spend of approximately $2.4 million and increased contract services and IT costs of approximately $1.6 million. For the six months ended June 30, 2018, the IPG segment incurred increased salary and related costs of approximately $3.9 million, increased net internet advertising spend of approximately $3.7 million and increased contract services and IT costs of approximately $2.9 million.

The ETG segment SD&A costs as a percentage of sales improved 80 basis points in the second quarter and six months ended June 30, 2018 as compared to the same periods of 2017 as a result of the leverage of fixed costs related to revenue and volume growth, decreased advertising spending levels and overall good spending control, driven primarily by the efficient repatriation of back office functions to our local operations from the broader shared services structure that was in place in 2017. The ETG segment incurred increased salary and related costs of approximately $1.4 million for the second quarter of 2018 compared to the same period of 2017 and $3.7 million of increased salary and related costs and increased net internet advertising spend of approximately $0.1 million for the six months ended June 30, 2018 compared to the same period of 2017.

Corporate and other segment costs decreased approximately $1.8 million and $2.0 million, respectively, in the second quarter and six months ended June 30, 2018 as compared to the same periods of 2017 primarily related to decreased salary costs and the recovery of VAT escrow fundsof $0.4 million.

SPECIAL CHARGES, CONTINUING AND DISCONTINUED OPERATIONS

In the second quarter of 2018 the Company recorded net recoveries of $0.1 million in discontinued operations related to the wind down of the SARL Businesses. The Company received escrow funds of approximately $0.2 million and recorded approximately $0.1 million of accelerated depreciation on fixed assets. For the six months ended June 30, 2018, the Company recorded $0.2 million in recoveries of escrow funds, $0.1 million of accelerated depreciation charges and $0.1 million for legal and professional fees. The impact of the previously mentioned charges and recoveries related to the wind down of the SARL Businesses for the six months ended June 30, 2018, net to zero. Of the previously mentioned charges, legal and professional fees required or will require the use of cash. The Company expects that total additional charges related to the wind down of the SARL businesses will be less than $1.0 million.

In the second quarter of 2018, the Company's NATG discontinued operations received $0.1 million in vendor settlements, recorded $0.1 million in lease reserve adjustments related to their leased facilities and recorded approximately $0.1 million of legal and professional fees related to the ongoing restitution proceedings. For the six months ended June 30, 2018, the Company's NATG discontinued operations received $0.7 million in restitution receipts from a former executive of NATG, reversed lease reserves of approximately $0.1 million related to their leased facilities, received $0.1 million in vendor settlements and recorded legal and professional fees, related to the ongoing restitution proceedings, of $0.2 million. The impact of the previously mentioned charges and recoveries related to the NATG discontinued operations totaled $0.7 million benefit for the six months ended June 30, 2018. The Company expects that total additional charges related to the sale of the NATG business after this quarter will be between $1.0 million and $2.0 million and that these charges will continue to be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities as they are settled or sublet (see Note 1). Most of these anticipated costs will require the use of cash. Amounts that are unpaid at June 30, 2018 are recorded in Accrued expenses and other current liabilities and Other liabilities (long term) in the accompanying condensed consolidated balance sheets.

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

During the second quarter of 2017, the Company’s NATG segment incurred special charges in continuing operations and discontinued operations of approximately $0.2 million and $3.5 million, respectively. These charges related to approximately $0.2 million of charges related to updating our future lease cash flows related to previously exited retail stores, which are recorded in continuing operations, and $3.2 million recorded within discontinued operations related to the distribution center and NATG corporate headquarters and $0.3 million related to ongoing restitution proceedings against certain former NATG executives. Total NATG segment special charges recorded within continuing operations and discontinued operations for six months ended June 30, 2017 totaled $4.3 million. These charges include $3.7 million related to leasehold settlements and updating our future lease cash flows and $0.6 million related to the ongoing restitution proceedings against certain former NATG executives.

OPERATING MARGIN

IPG’s operating margin for the three and six months period ended June 30, 2018 decreased by 140 and 10 basis points, respectively, compared to the same period in 2017. The decrease was driven primarily by the reduced freight margins experienced in the second quarter of 2018.

ETG’s operating margin for the three and six months period ended June 30, 2018 increased by 30 and 80 basis points. The increase was driven by leverage of ETG’s cost structure as revenues grew in the quarter and year to date 2018 compared to 2017.

The decrease in Corporate and other expenses for the second quarter and year to date 2018 primarily resulted from decreased salary costs and the recovery of VAT escrow funds of $0.4 million.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was zero and $0.1 million income in the second quarter of 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017, was approximately $0.1 million expense and $0.3 million income, respectively, and is primarily attributable to unused line of credit fees and other income and expenses.

INCOME TAXES

In the six month period ended June 30, 2018, the Company reported income taxes in continuing operations of approximately $13.3 million related to its U.S., France and India operations as well as tax expense for certain U.S. states. For Canadian tax purposes, the Company has full valuation allowances against its deferred tax assets, including its net operating losses, and no benefit for loss is recorded.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements in our business, including the wind-down activities of the sold NATG businesses, funding the recently declared and any future dividends, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Selected liquidity data (in millions):

	June 30, 2018	December 31, 2017	$ Change
Cash	$96.9	$184.5	$(87.6)
Accounts receivable, net	$189.5	$174.3	$15.2
Inventories	$126.4	$131.5	$(5.1)
Prepaid expenses and other current assets	$5.7	$3.8	$1.9
Accounts payable	$187.7	$196.1	$(8.4)
Dividend payable	$0.0	$55.7	$(55.7)
Accrued expenses and other current liabilities	$67.6	$64.0	$3.6
Working capital	$163.2	$178.3	$(15.1)

Our working capital decreased $15.1 million primarily due to the payment of our regular and special dividends during the six months ended June 30, 2018 totaling $45.4 million offset by the net income from continuing operations and an increase in accounts receivable balances. Accounts receivable days outstanding were 47.7 in 2018 compared to 46.8 in 2017. Inventory turns were 7.8 in 2018 and 7.7 in 2017 and accounts payable days outstanding were 70.4 in 2018 compared to 72.6 in 2017.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Net cash provided by continuing operations was $16.3 million resulting from changes in our working capital accounts, which used $20.8 million in cash compared to $11.6 million used in 2017, primarily the result of the changes in open accounts payable and accounts receivable balances. Cash generated from net income adjusted by other non-cash items provided $35.4 million compared to $34.0 million provided by these items in 2017, primarily related to the net income from continuing operations in 2018. Net cash provided by operating activities from discontinued operations was $1.7 million for the six months ended June 30, 2018 compared to $6.7 million used for the six months ended June 30, 2017, respectively.

Net cash used in investing activities from continuing operations totaled $1.4 million primarily for a warehouse lighting project, warehouse and information technology equipment and leasehold improvements for the IPG segment.  Net cash used in investing activities in 2017 totaled $1.7 million and included warehouse pick modules and mobile sales application software for the IPG segment. Net cash used in investing activities from discontinued operations was $0.1 million for the six months ended June 30, 2017.

Net cash used in financing activities totaled $101.5 million primarily related to the special dividend payments of $55.7 million declared in December 2017, $37.2 million dividend declared and funded in June 2018, $4.1 million dividend declared and paid in the second quarter of 2018 and the $4.1 million dividend declared and paid in the first quarter of 2018. Offsetting these payments are proceeds from stock option exercises of $0.9 million that are offset by payments of payroll taxes on stock based compensation through shares withheld of $1.3 million. In 2017, cash used in financing activities totaled $5.4 million and included approximately $5.5 million for dividends paid, $0.1 million used to repay outstanding capital lease obligations, $0.5 million in stock option exercises offset by payments of payroll taxes on stock based compensation through shares withheld of $0.3 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of June 30, 2018, eligible collateral under the credit agreement was $75.0 million, total availability was $73.4 million, total outstanding letters of credit were $2.4 million, excess availability was $71.0 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of June 30, 2018.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at June 30, 2018 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

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

The Company has financial obligations related to leased facilities of its former NATG business of approximately $46.4 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of June 30, 2018 the Company has a reserve of $13.0 million for these lease obligations. The reserves established consider the total lease obligations of $46.4 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. During the second quarter of 2018, the Company’s NATG discontinued operations recorded lease reserves of approximately $0.1 million related to their leased facilities and for the six months ended June 30, 2018, the Company reversed lease reserves of approximately $0.1 million. The Company expects that further adjustments may be needed in the future for facilities that are not yet sublet if current assumptions do not materialize for the real estate markets these facilities are in.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of June 30, 2018, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At June 30, 2018 cash balances held in foreign subsidiaries totaled approximately $29.4 million. These balances are held in local country banks. The Company intends to repatriate excess foreign cash balances when available and when it is tax efficient.  The Company had in excess of $138 million of liquidity (cash and undrawn line of credit) in the U.S. as of June 30, 2018, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2018 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of June 30, 2018, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, customer, personal injury, creditors rights and health and safety law matters, as well as VAT tax disputes in European jurisdictions in which it has done business, and which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) numerous governmental agencies in various countries, including U.S. Federal and state authorities, concerning potential income tax, sales tax and unclaimed property liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 23 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit and is providing requested information. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at a very early stage and although Systemax Inc. has been dismissed from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2018 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

SYSTEMAX INC.

Date: August 7, 2018	By:	/s/ Lawrence Reinhold
Lawrence Reinhold
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: August 7, 2018	By:	/s/ Thomas Clark
Thomas Clark
Vice President and Chief Financial Officer