Form 10-Q
period 2018-09-30
SYSTEMAX INC
filed 2018-11-07
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2018 was 37,260,129.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	September 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash	$302.8	$184.5
Accounts receivable, net	87.9	73.1
Inventories	91.2	88.2
Prepaid expenses and other current assets	8.7	3.3
Current assets of discontinued operations	0.0	145.0
Total current assets	490.6	494.1

Property, plant and equipment, net	14.3	14.0
Deferred income taxes	12.5	20.1
Goodwill and intangibles	9.9	10.6
Other assets	1.0	1.1
Long term assets of discontinued operations	0.0	11.5
Total assets	$528.3	$551.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$105.2	$108.1
Dividend payable	0.0	55.7
Accrued expenses and other current liabilities	38.7	38.5
Current liabilities of discontinued operations	0.0	113.5
Total current liabilities	143.9	315.8
Other liabilities	13.1	20.0
Long term liabilities of discontinued operations	0.0	3.8
Total liabilities	157.0	339.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	186.5	186.5
Treasury stock	(25.7)	(21.8)
Retained earnings	206.9	44.8
Accumulated other comprehensive income	3.2	1.9
Total shareholders’ equity	371.3	211.8
Total liabilities and shareholders’ equity	$528.3	$551.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$235.8	$204.4	$679.2	$597.3
Cost of sales	153.6	133.2	444.5	389.4
Gross profit	82.2	71.2	234.7	207.9
Selling, distribution & administrative expenses	62.9	58.6	186.0	173.1
Special charges	0.9	0.1	0.9	0.3
Operating income from continuing operations	18.4	12.5	47.8	34.5
Interest and other (income) expense, net	(0.3)	0.2	(0.2)	(0.2)
Income from continuing operations before income taxes	18.7	12.3	48.0	34.7
Provision for income taxes	3.6	1.0	10.8	1.8
Net income from continuing operations	15.1	11.3	37.2	32.9
Income (loss) from discontinued operations, net of tax	163.7	0.0	174.4	(26.3)
Net income	$178.8	$11.3	$211.6	$6.6

Net income per common share from continuing operations:
Basic	$0.41	$0.31	$1.00	$0.89
Diluted	$0.40	$0.30	$0.98	$0.88
Net income (loss) per common share from discontinued operations:
Basic	$4.40	$0.00	$4.69	$(0.71)
Diluted	$4.32	$0.00	$4.59	$(0.70)
Net income per common share:
Basic	$4.81	$0.31	$5.69	$0.18
Diluted	$4.72	$0.30	$5.57	$0.18

Weighted average common and common equivalent shares:
Basic	37.2	37.0	37.2	37.0
Diluted	37.9	37.7	38.0	37.4

Dividends declared	$0.11	$0.10	$1.33	$0.25

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$178.8	$11.3	$211.6	$6.6
Other comprehensive income:
Foreign currency translation	(0.5)	2.1	(2.8)	6.9
Total comprehensive income	$178.3	$13.4	$208.8	$13.5

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Income from continuing operations	$37.2	$32.9
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3.3	3.5
Provision for returns and doubtful accounts	0.2	1.0
Compensation expense related to equity compensation plans	0.5	1.1
Provision for deferred taxes	0.6	0.5
Gain on disposition and abandonment	0.0	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(15.8)	(13.1)
Inventories	(3.2)	(2.4)
Prepaid expenses and other current assets	(3.1)	(0.6)
Income taxes payable	4.5	0.3
Accounts payable	(2.7)	8.2
Accrued expenses, other current liabilities and other liabilities	(6.3)	6.7
Net cash provided by operating activities from continuing operations	15.2	38.0
Net cash used in operating activities from discontinued operations	(35.1)	(4.6)
Net cash (used in) provided by operating activities	(19.9)	33.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.9)	(1.4)
Proceeds from disposals of property, plant and equipment	0.0	0.1
Net cash used in investing activities from continuing operations	(2.9)	(1.3)
Net cash provided by (used in) investing activities from discontinued operations	249.6	(0.3)
Net cash provided by (used in) investing activities	246.7	(1.6)

Cash flows from financing activities:
Dividends paid	(105.2)	(9.2)
Proceeds from issuance of common stock	4.2	1.6
Payment of payroll taxes on stock-based compensation through shares withheld	(1.4)	(0.3)
Repayments of capital lease obligations	0.0	(0.1)
Repurchase of treasury shares	(9.1)	0.0
Net cash used in financing activities	(111.5)	(8.0)

Effects of exchange rates on cash	3.0	2.5

Net increase in cash	118.3	26.3
Cash – beginning of period	184.5	149.7
Cash – end of period	$302.8	$176.0

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$0.0	$0.3

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2018	37,094	$0.4	$186.5	$(21.8)	$44.8	$1.9	$211.8
Stock-based compensation expense			2.4				2.4
Issuance of restricted stock	107		(1.3)	1.3			0.0
Stock withheld for employee taxes	(45)		(0.8)	(0.6)			(1.4)
Proceeds from issuance of common stock	337		(0.3)	4.5			4.2
Dividends declared					(49.5)		(49.5)
Repurchase of treasury shares	(233)			(9.1)			(9.1)
Discontinued France operations cumulative translation adjustment						4.1	4.1
Change in cumulative translation adjustment						(2.8)	(2.8)
Net income					211.6		211.6

Balances, September 30, 2018	37,260	$0.4	$186.5	$(25.7)	$206.9	$3.2	$371.3

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

On August 31, 2018, the Company closed on the sale of its France-based IT value added reseller business to Bechtle AG. The sale was denominated on a cash-free, debt-free basis and included normalized working capital adjustments. The Company recorded a pre-tax book gain on the sale of the France business, which was reported within the discontinued operations of the Company's European Technology Products Group ("ETG") segment, of approximately $178.2 million. The pre-tax book gain included proceeds from the sale of approximately $267.3 million offset by the $82.5 million of net assets sold and by expenses related to the sale of approximately $6.6 million. These expenses included $5.1 million of deal transaction costs and $1.5 million for accelerated amortization expense of restricted stock units and stock options. Of the expenses mentioned, $5.1 million of deal transaction costs required or will require the use of cash. The Company is providing limited transition services to the France business for a period of up to six months, following the closing, under a transition services agreement.

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

The sale of the France business and SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.   Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current and prior year results of the France business and SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.

On September 2, 2016, the Company sold certain assets of its Misco Germany operations which had been reported as part of its ETG segment.  As this disposition was not a strategic shift with a major impact as defined under ASU 2014-08, any current and prior year results of the German operations are presented within continuing operations in the condensed consolidated financial statements. With the sale of the France business in August 2018, these results are now presented in the "Corporate and other" segment.

On December 1, 2015, the Company sold its North American Technology Group ("NATG") operating businesses and began the wind-down of its remaining NATG operations.  The sale of the NATG business had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three retail stores. Accordingly, these components and any related results of operations will be reflected in discontinued operations.  The Company has financial obligations related to leased facilities of its former NATG business of approximately $17.5 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of September 30, 2018, the Company has a reserve of $6.7 million for these lease obligations. The reserves established consider the total lease obligations of $17.5 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams.  In the third quarter of 2018, the Company recorded lease reserves of approximately $2.6 million for these leased facilities, of which $0.8 million was recorded within continuing operations and $1.8 million within discontinued operations and for the nine months ended September 30, 2018, the Company recorded lease reserves of $2.5 million, of which $0.8 million was recorded within continuing operations and $1.7 million was recorded within discontinued operations. The Company expects that further adjustment may be needed in the future for the remaining facilities if current sublease assumptions do not materialize.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2018 and the results of operations for the three and nine month periods ended September 30, 2018 and 2017, statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2018 and 2017, cash flows for the nine month periods ended September 30, 2018 and 2017 and changes in shareholders’ equity for the nine month period ended September 30, 2018.  The December 31, 2017 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2017 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  The results for the nine month period ended September 30, 2018 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarter ended on September 29, 2018 and September 30, 2017.  The third quarters of both 2018 and 2017 included 13 weeks and the first nine months of both 2018 and 2017 included 39 weeks.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The new revenue recognition standard is effective for interim and annual periods beginning on January 1, 2018. The new standard was required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company adopted the new standard using the modified-retrospective approach beginning on January 1, 2018. There was no material impact to total revenues in our consolidated statements of income, accounting policies, business processes, internal controls or disclosures. See Note 2 of the Notes to condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method, in addition to the existing transition method, the modified retrospective approach, to adopt the new leases standard by allowing entities to initially apply the new leases standard, ASU 2016-02, Leases (Topic 842), at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. An entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP. ASU 2016-02 related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently in the process of evaluating which method to adopt. The Company believes the adoption of the new leasing standard will have a material impact on the consolidated financial statements as the estimated increase of right-of-use assets and lease liabilities on the consolidated balance sheets is expected to exceed $50 million. The ultimate impact, however, will depend on the Company's lease portfolio as of the adoption date.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU 2014-09. The Company is evaluating the effect of adopting this pronouncement.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements, which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted to adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is evaluating the effect of adopting this pronouncement.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted, including adoption in any interim period. The Company is evaluating the effect of adopting this pronouncement.

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

2.	Revenue

As a result of the sale of the Company's France business, the Company’s revenue generated by its operating subsidiaries is now comprised of sales of maintenance, repair and operational (“MRO”) products as well as other industrial and business supplies that are sold by the Industrial Products Group ("IPG"). Information and communications technology (“ICT”) products that were sold by ETG are now reported within discontinued operations. IPG also has revenues from related activities, such as freight and, to a lesser extent, services.

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

The Company’s performance obligation is primarily a single obligation to deliver products. The Company’s performance obligations are satisfied when products are transferred to a customer in accordance with agreed upon shipping terms. Certain sales may include product and/or services that are distinct and accounted for as separate performance obligations. The Company’s performance obligations for services are satisfied when the services are rendered. The Company’s total service revenue is immaterial as it accounted for less than 1% of total revenue for the third quarter and nine months ended September 30, 2018.

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

The Company records a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of September 30, 2018.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates is sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.3 million at September 30, 2018 and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Disaggregation of Revenues

IPG serves customers in diverse geographies, which are subject to different economic and industry factors. The Company's presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The following table presents the Company's revenue by reportable segment and by geography for the three and nine months periods ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Net sales:
IPG MRO products and industrial supplies-United States	$225.1	$647.5
IPG MRO products and industrial supplies-Canada	10.7	31.7
Consolidated	$235.8	$679.2

3.	Dispositions and Special Charges

The Company’s discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (See Note 1).

In the third quarter and for the nine months ended September 30, 2018, the Company recorded a pre-tax book gain on the sale of the France business, which was reported within the discontinued operations of the Company's ETG segment, of approximately $178.2 million. The pre-tax book gain included proceeds from the sale of approximately $267.3 million offset by the $82.5 million of net assets sold and by expenses related to the sale of approximately $6.6 million. These expenses included $5.1 million of deal transaction costs and $1.5 million for accelerated amortization expense of restricted stock units and stock options. Of the expenses mentioned, $5.1 million of deal transaction costs required or will require the use of cash.

In the third quarter of 2018, there were a de minimis amount of legal and professional fees incurred related to the wind down of the SARL Businesses. For the nine months ended September 30, 2018, the Company recorded approximately $0.2 million in recoveries of escrow funds, $0.1 million of accelerated depreciation charges and $0.1 million for legal and professional fees related to the wind down of the SARL Businesses, within discontinued operations. The impact of the previously mentioned charges and recoveries related to the wind down of the SARL Businesses for the nine months ended September 30, 2018, net to zero. Of the previously mentioned charges, legal and professional fees required the use of cash. The Company expects that total additional charges related to the wind down of the SARL businesses will be less than $1.0 million.

In the third quarter of 2018, the Company's NATG discontinued operations received $0.3 million in restitution receipts from a former executive of NATG, recorded approximately $0.1 million in favorable accrual adjustments related to the ongoing restitution proceedings and recorded $1.8 million in lease reserve adjustments related to their leased facilities, within discontinued operations. For the nine months ended September 30, 2018, the Company's NATG discontinued operations received $1.0 million in restitution receipts from a former executive of NATG, recorded lease reserves adjustments of approximately $1.7 million related to their leased facilities, received $0.1 million in vendor settlements and recorded legal and professional fees, related to the ongoing restitution proceedings, of $0.1 million. The impact of the previously mentioned charges and recoveries related to the NATG discontinued operations totaled $0.7 million for the nine months ended September 30, 2018. The Company expects that total additional charges related to the sale of the NATG business after this quarter will be less than $1.0 million and that these charges will be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities if current sublease assumptions do not materialize (see Note 1). Most of these anticipated costs will require the use of cash. Amounts that are unpaid at September 30, 2018 are recorded in Accrued expenses and other current liabilities and Other liabilities (long term) in the accompanying Condensed Consolidated Balance Sheets.

In the third quarter and for the nine months ended September 30, 2018, the Company's NATG continuing operations recorded approximately $0.8 million of special charges for updating our future lease cash flows expectations related to previously exited retail stores and a warehouse.

In the third quarter and for the nine months ended September 30, 2018, the Company's German continuing operations recorded approximately $0.1 million of special charges for updating future lease cash flows expectations related to a previously exited lease obligation.

Below is a summary of the impact on net sales, net income (loss) and net income (loss) per share from discontinued operations for the three and nine month periods ended September 30, 2018 and 2017. A reconciliation of pretax income (loss) of Discontinued operations to the Net Income (loss) of discontinued operations is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$77.1	$114.9	$352.0	$454.5
Cost of sales	66.2	96.5	295.8	385.4
Gross profit	10.9	18.4	56.2	69.1
Selling, distribution & administrative expenses	6.7	15.3	36.0	59.8
Pre-tax book gain on sale of France business	(178.2)	0.0	(178.2)	0.0
Special charges	1.4	0.3	0.7	28.6
Operating income (loss) from discontinued operations	181.0	2.8	197.7	(19.3)
Interest and other (income) expenses, net	0.1	0.4	(0.2)	1.0
Income (loss) from discontinued operations before income taxes	180.9	2.4	197.9	(20.3)
Provision for income taxes	17.2	2.4	23.5	6.0
Net income (loss) from discontinued operations	$163.7	$0.0	$174.4	$(26.3)
Net income (loss) per share – basic	$4.40	$0.00	$4.69	$(0.71)
Net income (loss) per share – diluted	$4.32	$0.00	$4.59	$(0.70)

Total special charges incurred, within discontinued operations, in the third quarter of 2017 totaled approximately $0.3 million, of which $0.2 million related to the discontinued operations of the SARL business related to a transitional services agreement and, within NATG discontinued operations, approximately $0.1 million of professional costs were incurred related to the ongoing restitution proceedings against certain former NATG executives.

Total special charges incurred, within discontinued operations, for the nine months ended September 30, 2017 totaled approximately $28.6 million. The combined loss on the sale of the SARL Businesses totaled $24.4 million, which included an $8.2 million loss on the sale of net assets, $14.4 million of translation adjustments, and $1.0 million of legal, professional and other costs, $0.3 million of severance and other personnel costs and $0.3 million of accelerated depreciation charges and $0.2 million related to a transitional services agreement. In addition, NATG discontinued operations incurred special charges of $4.2 million, which included approximately $3.5 million primarily related to updating our future lease cash flows and $0.7 million related to the ongoing restitution proceedings against certain former NATG executives.

Total special charges incurred, within continuing operations, in the third quarter of 2017 and nine months ended September 30, 2017 totaled $0.1 million and $0.3 million, respectively. These charges related to updating our future lease cash flows expectations related to our previously exited retail stores.

The following table details liabilities related to the sold NATG segment’s leases and other costs and liabilities that remain from the sold Misco Germany business (Corporate) as of September 30, 2018 (in millions):

	Corporate – Lease liabilities and other costs	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2018	$1.2	$19.0	$20.2
Charged to expense (income)	0.1	2.5	2.6
Paid or otherwise settled	(0.2)	(14.8)	(15.0)
Balance September 30, 2018	$1.1	$6.7	$7.8

.

4.	Net Income (Loss) per Common Share

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

The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.5 million shares for the three months ended September 30, 2018 and 2017, and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million shares for the three months ended September 30, 2018 and 2017. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.6 million and 0.2 million shares for the nine months ended September 30, 2018 and 2017, respectively, and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million shares for the nine months ended September 30, 2018 and 2017. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share due to their antidilutive effect was zero shares for the three months ended September 30, 2018 and 2017, and zero shares and 0.2 million shares for the nine months ended September 30, 2018 and 2017, respectively.

5.	Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2018, eligible collateral under the credit agreement was $75.0 million, total availability was $73.4 million, total outstanding letters of credit were $2.3 million, total excess availability was $71.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of September 30, 2018.

6.	Segment Information

Systemax Inc., through its operating subsidiaries, is a provider of industrial products in North America going to market through a system of branded e-Commerce websites and relationship marketers. Prior to August 31, 2018, the Company operated and was internally managed in two reportable business segments— Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”), the Company's France operations.  As previously stated, the Company sold its France-based IT value added reseller business on August 31, 2018 and, now, the Company's continuing operations are its IPG businesses in North America, which focus on industrial supplies and MRO (maintenance, repair and operations) markets the Company has served since 1949. Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).

IPG sells a wide array of maintenance, repair and operational (“MRO”) products, as well as other industrial and general business supplies, which are marketed in North America.  Many of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed on a private label basis.

ETG sold information and communications technology (“ICT”) products.  These products were marketed primarily in France and to a much lesser extent Belgium.  Substantially all of these products were manufactured by other companies. As previously stated, ETG France business was sold on August 31, 2018. Current and prior year results of these operations, along with the associated gain on the sale, have been classified within discontinued operations.

NATG, which was previously its own reportable segment, is included below for operating losses that remain in continuing operations, primarily related to the wind down of certain leases.

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

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
IPG	$235.8	$204.4	$679.2	$597.3

Operating income (loss):
IPG	$23.9	$19.8	$63.2	$55.2
NATG – continuing operations	(0.8)	(0.3)	(0.8)	(0.7)
Corporate and other expenses	(4.7)	(7.0)	(14.6)	(20.0)
Consolidated	$18.4	$12.5	$47.8	$34.5

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
United States	$225.1	$196.3	$647.5	$573.5
Canada	10.7	8.1	31.7	23.8
Consolidated	$235.8	$204.4	$679.2	$597.3

Revenue is attributed to countries based on the location of the selling subsidiary.

7.	Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At September 30, 2018 and 2017, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.   The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

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

The Company applied SAB 118 when accounting for the enactment-date effects of the TCJA for the year ended December 31, 2017 and recorded provisional amounts related to the one-time transition tax for the repatriation of foreign earnings and the revaluation of deferred tax balances. The Company expects to complete its analysis of the historical earnings and profits of all of its foreign subsidiaries and record any adjustment to the provisional amounts in the fourth quarter of 2018.

As of September 30, 2018, the Company has not completed its 2017 Federal income tax return or the analysis for all of the tax effects of the TCJA and has not recorded any adjustments to the amounts recorded at year-end.

9.	Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 23 states seeking recovery of “unclaimed property” and has received separate demands from 21 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at a very early stage and although Systemax Inc. has been dismissed from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2018 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

10.	Stock Repurchase

On July 31, 2018 the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors. During the third quarter of 2018, the Company repurchased 232,550 common shares for approximately $9.1 million from certain executive officers and directors. Details of the purchase is as follows:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	232,550	$38.96	232,550	1,767,450

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

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; the Company’s management information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed would have a material adverse effect on us; we could suffer a data security breach due to our e-commerce and data storage systems being hacked by those seeking to steal Company information, vendor, employee or customer personal information, or due to employee error, resulting in disruption to our operations, loss of information and privacy, legal claims and adverse material impact on our reputation and business; meeting credit card industry compliance standards in order to maintain our ability to accept credit cards; technological change has had and can continue to have a material effect on our product mix and results of operations; general economic conditions will continue to impact our business; extreme weather conditions could disrupt our product supply chain and our ability to ship or receive products, which would adversely impact sales; our international operations are subject to risks such as fluctuations in currency rates and foreign regulatory requirements or investigations; the imposition of tariffs and other trade barriers, as well as retaliatory trade measures, could require us to raise the prices on certain of our products and/or seek alternate sources of supply, which could negatively impact our sales or disrupt our operations; political uncertainty; and managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights.

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

Overview

Systemax Inc., through its operating subsidiaries, is a provider of industrial products in North America going to market through a system of branded e-Commerce websites and relationship marketers. Prior to August 31, 2018, the Company operated and was internally managed in two reportable business segments— Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”), the Company's France operations.  As detailed below, the Company sold its France-based IT value added reseller business on August 31, 2018 and, now, the Company's operations are its IPG businesses in North America, which focus on industrial supplies and MRO (maintenance, repair and operations) markets the Company has served since 1949. Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).

On August 31, 2018, the Company closed on the sale of its France-based IT value added reseller business to Bechtle AG. The sale was denominated on a cash-free, debt-free basis and included normalized working capital adjustments. The Company recorded a pre-tax book gain on the sale of the France business, which was reported within the Company's ETG segment, of approximately $178.2 million, within discontinued operations. The pre-tax book gain included proceeds from the sale of approximately $267.3 million offset by the $82.5 million of net assets sold and by expenses related to the sale of approximately $6.6 million. These expenses included $5.1 million of deal transaction costs and $1.5 million for accelerated amortization expense of restricted stock units and stock options. Of the expenses mentioned, $5.1 million required or will require the use of cash. The Company is providing limited transition services to the France business for a period of up to six months, following the closing, under a transition services agreement.

On March 24, 2017 certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”).  Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which included its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The Company retained its France technology value added reseller business, which was conducted through its subsidiary, Inmac Wstore S.A.S., which was not part of the sale transaction. The SARL Businesses were reported within the Company's European Technology Products Group ("ETG") segment. The transaction closed immediately upon execution of the Purchase Agreement.

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

The sale of the France business and SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which allows for dispositions with major impact to be presented in the financial statements as discontinued operations. Therefore, the current year and prior year results of the France business and SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.  For the third quarter and nine months ended September 30, 2018, net sales of the France business included in discontinued operations totaled $77.1 million and $352.0 million, respectively. In the third quarter of 2018, net gain from the sale of the France business and two month's of operating activity, included within discontinued operations, totaled $165.1 million. For the nine months ended September 30, 2018, net gain from the sale of the France business and eight month's of operating activity, included within discontinued operations, totaled $175.1 million. For the third quarter and nine months ended September 30, 2017, net sales of the France business included in discontinued operations totaled $114.9 million and $337.5 million, respectively, and net income of the France business included in discontinued operations totaled $2.8 million and $10.8 million, respectively.

For the third quarter and nine months ended September 30, 2018, there were no net sales of the SARL Businesses included in discontinued operation and net income of the SARL Businesses included in discontinued operations totaled $0 and $0.2 million, respectively. For the third quarter and nine months ended September 30, 2017, net sales of the SARL Businesses included in discontinued operation totaled $0 and $117.0 million, respectively, and net loss of the SARL Businesses included in discontinued operations totaled $0.2 million and $28.4 million, respectively.

On December 1, 2015, the Company sold its NATG operating businesses and began the wind-down of its remaining NATG operations.  The sale of the NATG business had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three retail stores. Accordingly, these components and any related results of operations will be reflected in discontinued operations. The Company has financial obligations related to leased facilities of its former NATG business of approximately $17.5 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of September 30, 2018, the Company has a reserve of $6.7 million for these lease obligations. The reserves established consider the total lease obligations of $17.5 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. In the third quarter and for the nine months ended September 30, 2018, the Company recorded lease reserves of approximately $2.6 million and $2.5 million, respectively. Of these previously mentioned charges, $0.8 million was recorded within continuing operations in the third quarter and nine months ended September 30, 2018 and in the third quarter and nine months ended September 30, 2018, $1.8 million and $1.7 million, respectively, was recorded within discontinued operations. The Company expects that further adjustment may be needed in the future for the remaining facilities if current sublease assumptions do not materialize.

In the third quarter and nine months ended September 30, 2018, there were no net sales recorded for discontinued NATG operations within continuing or discontinued operations. For the third quarter and nine months ended September 30, 2018, special charges of $0.8 million was recorded within continuing operations related to updating future lease cash flows expectations related to previously exited retail stores and a warehouse. Net loss of NATG included within continuing operations totaled $0.8 million for the third quarter and nine months ended September 30, 2018.

Net loss of NATG included within discontinued operations for the third quarter and nine months ended September 30, 2018 totaled approximately $1.4 million and $0.9 million, respectively. The loss for the quarter primarily related to the lease adjustments of $1.8 million offset by restitution payments received of $0.3 million and $0.1 million of favorable accrual adjustments related to the ongoing restitution proceedings. The loss for the nine months ended September 30, 2018 primarily related to the lease adjustments of $1.7 million related to their leased facilities, $1.0 million received in restitution receipts from a former executive of NATG, $0.1 million received in vendor settlements, $0.1 million of legal and professional costs related to ongoing restitution proceedings against former NATG executives and $0.2 million of ongoing operating expenses.

In the third quarter and nine months ended September 30, 2017, there were no net sales of NATG included in continuing or discontinued operations. In the third quarter and nine months ended September 30, 2017, NATG net loss included in continuing operations was $0.3 million and $0.7 million, respectively. Net loss of NATG included in discontinued operations for the third quarter and nine months ended September 30, 2017 was $2.6 million and $8.7 million, respectively. In the third quarter and nine months ended September 30, 2017, NATG recorded special charges of $0.1 million and $0.3 million, respectively, within continuing operations and these charges related to updating lease reserve adjustments. In the third quarter of 2017, NATG discontinued operations recorded $0.1 million of legal and professional fees related to the ongoing restitution proceedings. For the nine months ended September 30, 2017, NATG discontinued operations recorded $3.5 million of lease reserve adjustments and $0.7 million of legal and professional fees related to the ongoing restitution proceedings.

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

Industrial Products

IPG sells a wide array of MRO products and other industrial and general business supplies which are marketed in North America.  Many of these products are manufactured by other companies.  Some products are manufactured for us to our own design and marketed under the trademarks: Global®, GlobalIndustrial.com®, Nexel®, Relius Elite®, Relius Solutions®, Interion®, Continental Dynamics®, and Hercules®.  As previously stated, the Company sold its France-based IT value added reseller business on August 31, 2018 and, now, the Company's continuing operations are its IPG businesses in North America. Industrial accounted for 100% of our net sales for the three and nine months periods ended September 30, 2018 and 2017, respectively.

Europe Technology Products Group

ETG sold ICT products.  These products were marketed primarily in France and to a much lesser extent Belgium.  Substantially all of these products were manufactured by other companies. The Company sold its France-based IT value added reseller business on August 31, 2018. Prior and current year results of these divested operations, along with the associated gain on the sale, have been reclassified as discontinued operations.

Discontinued Operations

As disclosed above, the results of France operations sold in August 2018, any results of the SARL Businesses sold in 2017 and NATG B2B and Ecommerce business and the three remaining retail stores in operation at the time of the sale in 2015 are presented in discontinued operations in the accompanying financial statements.

See Notes 3 and 6 to the condensed consolidated financial statements for additional financial information about our business segments as well as information about geographic operations.

Operating Conditions

The North American industrial products market is highly fragmented and we compete against multiple distribution channels.  IPG segment's distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems, and employing personnel to perform the associated tasks.  We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment.

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

As has been widely reported across the broader marketplace, there are a number of cost pressures that we are proactively navigating, including domestic and ocean freight capacity, increasing freight costs, a tight labor market resulting in employee hiring shortfalls, and tariffs on foreign sourced goods.  We are implementing employee recruitment and retention initiatives, including market-based adjustments to our compensation programs; this will result in some cost structure increases within our distribution centers commencing in the fourth quarter. In addition, while we experienced minimal impact from the first two tariff lists thus far in 2018, the third list, which went into effect the last week of September, is more robust.  We believe the timing and extent of any financial impact will be gradual as we sell through existing inventory purchased prior to the incremental tariffs, strategically increase prices to offset the incremental costs on certain products, and shift certain products to alternative sources where available. These cost pressures are not unique to us, and overall we expect selling prices in our market to rise.  That said, with solid organic revenue growth and the flexibility in our model, we believe we remain on a path to deliver continued improvements in long term profitability as we further leverage our cost structure. See "Risk Factors - Recent Tariff Announcements".

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

Highlights from Q3 2018 and Year to Date Q3 2018

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•
Consolidated sales increased 15.4% to $235.8 million for the three month period ended September 30, 2018 compared to 2017 and for the nine month period ended September 30, 2018 consolidated sales increased 13.7% to $679.2 million compared to 2017.

•	On a constant currency basis, average daily sales increased for the three and nine month periods ended September 30, 2018 15.6% and 13.7%, respectively, compared to the same periods in 2017.

•
Consolidated operating income grew 47.2% to $18.4 million for the three month period ended September 30, 2018 compared to 2017 and for the nine month period ended September 30, 2018 consolidated operating income increased 38.6% to $47.8 million compared to 2017.

•
Net income per diluted share from continuing operations grew 33.3% to $0.40 for the three month period ended September 30, 2018 compared to 2017 and grew 11.4% to $0.98 for the nine month period ended September 30, 2018 compared to 2017.

•
Net income per diluted share from discontinued operations for the third quarter of 2018 and nine month periods ended September 30, 2018 was $4.32 and $4.59, respectively, primarily related to the book gain recognized on the sale of the France business and the inclusion of the 2018 France operating results in discontinued operations.

GAAP Results of Operations

Three and Nine Months Ended September 30, 2018 compared to the Three and Nine Months Ended September 30, 2017

Key Performance Indicators* (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Net sales of continuing operations:
IPG	$235.8	$204.4	15.4%	$679.2	$597.3	13.7%
Consolidated net sales	$235.8	$204.4	15.4%	$679.2	$597.3	13.7%
Consolidated gross profit	$82.2	$71.2	15.4%	$234.7	$207.9	12.9%
Consolidated gross margin	34.9%	34.8%	0.1%	34.6%	34.8%	(0.2)%
Consolidated SD&A costs**	$63.8	$58.7	8.7%	$186.9	$173.4	7.8%
Consolidated SD&A costs** as a % of net sales	27.1%	28.7%	(1.6)%	27.5%	29.0%	(1.5)%
Operating income from continuing operations by segment:
IPG	$23.9	$19.8	20.7%	$63.2	$55.2	14.5%
Corporate and other	(4.7)	(7.0)	32.9%	(14.6)	(20.0)	27.0%
NATG – continuing operations	(0.8)	(0.3)	(166.7)%	(0.8)	(0.7)	(14.3)%
Consolidated operating income	$18.4	$12.5	47.2%	$47.8	$34.5	38.6%
Operating margin from continuing operations by segment:
IPG	10.1%	9.7%	0.4%	9.3%	9.2%	0.1%
Consolidated operating margin from continuing operations	7.8%	6.1%	1.7%	7.0%	5.8%	1.2%
Effective income tax rate	19.3%	8.1%	11.2%	22.5%	5.2%	17.3%
Net income from continuing operations	$15.1	$11.3	33.6%	$37.2	$32.9	13.1%
Net margin from continuing operations	6.4%	5.5%	0.9%	5.5%	5.5%	0.0%
Net income (loss) from discontinued operations	$163.7	$0.0	0.0%	$174.4	$(26.3)	763.1%
*excludes discontinued operations (See Note 3 of Notes to Condensed Consolidated Financial Statements).
**includes special charges (See Note 3 of Notes to Condensed Consolidated Financial Statements).

SYSTEMAX INC.

Supplemental Continuing Operations Business Unit Summary Results – Unaudited (In millions)
Industrial Products Group
	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017
Sales	$235.8	$204.4	15.4%	$679.2	$597.3	13.7%
Average daily sales*	$3.7	$3.2	15.4%	$3.6	$3.1	13.7%
Gross profit	$82.2	$71.2	15.4%	$234.7	$207.9	12.9%
Gross margin	34.9%	34.8%		34.6%	34.8%
Operating income (Non-GAAP)**	$24.2	$20.2	19.8%	$64.1	$56.2	14.1%
Operating margin (Non-GAAP)	10.3%	9.9%		9.4%	9.4%
Corporate & Other
	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017
Operating expenses (Non-GAAP)**	$(4.6)	$(6.7)	31.3%	$(14.1)	$(18.8)	25.0%
Consolidated (1,2)
	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017
Sales	$235.8	$204.4	15.4%	$679.2	$597.3	13.7%
Gross profit	$82.2	$71.2	15.4%	$234.7	$207.9	12.9%
Gross margin	34.9%	34.8%		34.6%	34.8%
Operating income (Non-GAAP)**	$19.6	$13.5	45.2%	$50.0	$37.4	33.7%
Operating margin (Non-GAAP)	8.3%	6.6%		7.4%	6.3%

*	Percentages are calculated using sales data in hundreds of thousands. In Q3 2018 and 2017, IPG had 63 selling days and for the first nine months of 2018 and 2017, IPG had 191 selling days.

**
See Reconciliation of Segment and Consolidated GAAP Operating Income (Loss) from Continuing Operations to Segment and Consolidated Non-GAAP Operating Income (Loss) from Continuing Operations – Unaudited

1
On August 31, 2018, the Company closed on the sale of the France operations. Prior and current year results of these divested operations, along with the associated gain on the sale, have been classified as discontinued operations. On March 24, 2017, the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior and current year results of these divested businesses, along with the associated loss on the sale recorded in 2017, have been classified as discontinued operations.

On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”). Pursuant to this transaction, the Company continues to wind down the remaining operations of NATG during 2018. Costs of the wind down in 2018 and 2017 are included within continuing and discontinued operations.

2
Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on September 29, 2018 and September 30, 2017. The third quarters of both 2018 and 2017 included 13 weeks and the first nine months of both 2018 and 2017 included 39 weeks.

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Operating Income (Loss) from Continuing Operations to Segment and Consolidated Non-GAAP Operating Income (Loss) from Continuing Operations – Unaudited
(In millions)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Industrial Products	$23.9	$19.8	$63.2	$55.2
Technology Products - NA	(0.8)	(0.3)	(0.8)	(0.7)
Corporate and Other	(4.7)	(7.0)	(14.6)	(20.0)
GAAP operating income	18.4	12.5	47.8	34.5

Non-GAAP adjustments:
Industrial Products:
Intangible asset amortization	0.3	0.3	0.8	0.8
Stock based compensation	0.0	0.1	0.1	0.2
Total Non-GAAP Adjustments – Industrial Products	0.3	0.4	0.9	1.0

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	0.8	0.3	0.8	0.7
Total Non-GAAP Adjustments: Technology Products NA	0.8	0.3	0.8	0.7

Corporate and Other:
Stock based compensation	0.0	0.2	0.4	0.9
Reverse results of Germany included in GAAP continuing operations	0.1	0.1	0.1	0.3
Total Non-GAAP Adjustments: Corporate and Other	0.1	0.3	0.5	1.2

Industrial Products	24.2	20.2	64.1	56.2
Technology Products- NA	0.0	0.0	0.0	0.0
Corporate and Other	(4.6)	(6.7)	(14.1)	(18.8)
Non-GAAP operating income	$19.6	$13.5	$50.0	$37.4

Management’s discussion and analysis that follows will include IPG, Corporate and Other and discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS

The IPG segment net sales benefited during the third quarter and nine months ended September 30, 2018 from continued strong demand across the business with solid performance in our managed sales channels, as well as continued generation of new customers through our targeted digital marketing efforts. Sales of our core categories, including material handling, storage and shelving, janitorial and maintenance and business furniture delivered low double digit gains, and its other smaller categories within its offering grew at a faster pace in aggregate, consistent with our product strategy and focus. IPG net sales also benefited from above market growth in its Canada business which delivered its seventh consecutive quarter of double digit growth. Canada sales were up approximately 32.2%, 38.1% on a constant currency basis, for the quarter ended September 30, 2018 compared to the same period in 2017 and increased 33.0%, 31.3% on a constant currency basis for the nine months ended September 30, 2018 compared to the same period of 2017.  U.S. revenue was up 14.7% and 12.9%, respectively, in the quarter and nine month period ended September 30, 2018 compared to the same period in 2017. On a constant currency basis, IPG average daily sales increased 15.6% for the third quarter of 2018 compared to the same period in 2017 and increased 13.7% for the nine months ended September 30, 2018 compared to 2017. IPG segment had 63 selling days in the third quarter of 2018 and 2017 and for the nine months ended September 30, 2018 and 2017, IPG had 191 selling days.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, free freight and freight discounting arrangements, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin.

The IPG segment gross margin increased 10 basis points in the third quarter of 2018 from the third quarter of 2017 reflecting continued positive product and selling channel mix. Gross margin improved 30 basis points compared to the second quarter of 2018. For the nine months ended September 30, 2018 IPG gross margin decreased 20 basis points as compared to the same period in 2017. As has historically been the case, fourth quarter gross margin is expected to be slightly lower than the second or third quarter margin primarily the result of product mix.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”), EXCLUDING SPECIAL CHARGES

The IPG segment SD&A costs as a percentage of sales improved in the three and nine months ended September 30, 2018 as compared to the third quarter of 2017 primarily driven by improved leverage within our fixed cost structure and good spend discipline in regards to marketing and general operating expenses. In total, the IPG segment SD&A as a percentage of sales decreased by 40 basis points in the third quarter and 30 basis points for the nine months ended September 30, 2018 compared to the same periods of 2017. In the third quarter of 2018, the IPG segment incurred increased salary and related costs of approximately $3.0 million, increased net internet advertising spend of approximately $0.7 million and increased contract services and IT costs of approximately $1.6 million. For the nine months ended September 30, 2018, the IPG segment incurred increased salary and related costs of approximately $6.9 million, increased net internet advertising spend of approximately $4.5 million and increased contract services and IT costs of approximately $4.4 million.

Corporate and other segment costs decreased approximately $2.3 million and $5.4 million, respectively, in the third quarter and nine months ended September 30, 2018 as compared to the same periods of 2017 primarily related to decreased incentive compensation costs, legal and professional fees and the recovery of VAT escrow funds of $0.4 million.

SPECIAL GAINS AND CHARGES, CONTINUING AND DISCONTINUED OPERATIONS

In the third quarter and for the nine months ended September 30, 2018 the Company recorded a pre-tax book gain on the sale of the France business, which was reported within the discontinued operations of the Company's ETG segment, of approximately $178.2 million. The pre-tax book gain included proceeds from the sale of approximately $267.3 million offset by the $82.5 million of net assets sold and by expenses related to the sale of approximately $6.6 million. These expenses included $5.1 million of deal transaction costs and $1.5 million for accelerated amortization expense of restricted stock units and stock options. Of the expenses mentioned, $5.1 million of deal transaction costs required or will require the use of cash.

In the third quarter of 2018, there were a de minimis amount of legal and professional fees incurred related to the wind down of the SARL Businesses. For the nine months ended September 30, 2018, the Company recorded approximately $0.2 million in recoveries of escrow funds, $0.1 million of accelerated depreciation charges and $0.1 million for legal and professional fees related to the wind down of the SARL Businesses, within discontinued operations. The impact of the previously mentioned charges and recoveries related to the wind down of the SARL Businesses for the nine months ended September 30, 2018, net to zero. Of the previously mentioned charges, legal and professional fees required the use of cash. The Company expects that total additional charges related to the wind down of the SARL businesses will be less than $1.0 million.

In the third quarter of 2018, the Company's NATG discontinued operations received $0.3 million in restitution receipts from a former executive of NATG, recorded approximately $0.1 million in accrual adjustments related to the ongoing restitution proceedings and recorded $1.8 million in lease reserve adjustments related to their leased facilities, within discontinued operations. For the nine months ended September 30, 2018, the Company's NATG discontinued operations received $1.0 million in restitution receipts from a former executive of NATG, recorded lease reserves adjustments of approximately $1.7 million related to their leased facilities, received $0.1 million in vendor settlements and recorded legal and professional fees, related to the ongoing restitution proceedings, of $0.1 million. The impact of the previously mentioned charges and recoveries related to the NATG discontinued operations totaled $0.7 million for the nine months ended September 30, 2018. The Company expects that total additional charges related to the sale of the NATG business after this quarter will be less than $1.0 million and that these charges will be presented in discontinued operations. Additional costs may be incurred in NATG for outstanding leased facilities as they are settled or sublet (see Note 1). Most of these anticipated costs will require the use of cash. Amounts that are unpaid at September 30, 2018 are recorded in Accrued expenses and other current liabilities and Other liabilities (long term) in the accompanying Condensed Consolidated Balance Sheets.

In the third quarter and for the nine months ended September 30, 2018, the Company's NATG continuing operations recorded approximately $0.8 million of special charges for updating our future lease cash flows expectations related to previously exited retail stores and a warehouse.

In the third quarter and for the nine months ended September 30, 2018, the Company's German continuing operations recorded approximately $0.1 million of special charges for updating future lease cash flows expectations related to a previously exited lease obligation.

Total special charges incurred, within discontinued operations, in the third quarter of 2017 totaled approximately $0.3 million, of which, $0.2 million related to the discontinued operations of the SARL business related to a transitional services agreement and, within NATG discontinued operations, approximately $0.1 million of professional costs were incurred related to the ongoing restitution proceedings against certain former NATG executives.

Total special charges incurred, within discontinued operations, for the nine months ended September 30, 2017 totaled approximately $28.6 million. The combined loss on the sale of the SARL Businesses totaled $24.4 million, which included an $8.2 million loss on the sale of net assets, $14.4 million of translation adjustments, and $1.0 million of legal, professional and other costs, $0.3 million of severance and other personnel costs and $0.3 million of accelerated depreciation charges and $0.2 million related to a transitional services agreement. In addition, NATG discontinued operations incurred special charges of $4.2 million, which included approximately $3.5 million primarily related to updating our future lease cash flows and $0.7 million related to the ongoing restitution proceedings against certain former NATG executives.

Total special charges incurred, within continuing operations, in the third quarter of 2017 and nine months ended September 30, 2017 totaled $0.1 million and $0.3 million, respectively. These charges related to updating our future lease cash flows expectations related to our previously exited retail stores.

OPERATING MARGIN

IPG’s operating margin for the three and nine months period ended September 30, 2018 increased by 40 and 10 basis points, respectively, compared to the same periods in 2017. The increase was driven by improved leverage within our fixed cost structure and good spend discipline in regards to marketing and general operating expenses. This increase was partially offset by an increase in distribution center staffing levels in an effort to keep up with increasing demand on in-stock items.

The decrease in Corporate and other expenses for the third quarter and year to date 2018 primarily resulted from decreased salary costs, legal and professional fees and the recovery of VAT escrow funds of $0.4 million.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.3 million income compared to $0.2 million expense in the third quarter of 2018 and 2017, respectively, primarily attributable to the interest earned on our short term investments from the cash repatriated to the United States from the sale of the France business. For the nine months ended September 30, 2018 and 2017, interest and other (income) expense, net from continuing operations was approximately $0.2 million, primarily attributable to the interest earned on our short term investments from the cash repatriated to the United States from the sale of the France business offset by unused line of credit fees.

INCOME TAXES

In the nine month period ended September 30, 2018, the Company reported income taxes in continuing operations of approximately $10.8 million related to its U.S. and India operations as well as tax expense for certain U.S. states. The Company's tax expense for 2018 was favorably impacted by tax benefits of approximately $1.7 million related to stock-based compensation.

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

Selected liquidity data (in millions):

	September 30, 2018	December 31, 2017	$ Change
Cash	$302.8	$184.5	$118.3
Accounts receivable, net	$87.9	$73.1	$14.8
Inventories	$91.2	$88.2	$3.0
Prepaid expenses and other current assets	$8.7	$3.3	$5.4
Accounts payable	$105.2	$108.1	$(2.9)
Dividend payable	$0.0	$55.7	$(55.7)
Accrued expenses and other current liabilities	$38.7	$38.5	$0.2
Working capital	$346.7	$178.3	$168.4

Our working capital increased $168.4 million primarily related to the proceeds from the sale of the France business offset by the payment of our regular and special dividends during the nine months ended September 30, 2018 totaling $49.5 million. Accounts receivable days outstanding were 33.7 in 2018 compared to 38.4 in 2017. Inventory turns were 6.5 in 2018 and 2017 and accounts payable days outstanding were 69.2 in 2018 compared to 75.7 in 2017.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Net cash provided by continuing operations was $15.2 million resulting from changes in our working capital accounts, which used $26.6 million in cash compared to $0.9 million used in 2017, primarily the result of the changes in open accounts receivable and accounts payable balances and changes in accrued expenses, other current liabilities and non-current liabilities balances. Cash generated from net income adjusted by other non-cash items provided $41.8 million compared to $38.9 million provided by these items in 2017, primarily related to the net income from continuing operations in 2018. Net cash used in operating activities from discontinued operations was $35.1 million for the nine months ended September 30, 2018 compared to $4.6 million used for the nine months ended September 30, 2017, respectively.

Net cash used in investing activities from continuing operations totaled $2.9 million primarily for a warehouse lighting project, warehouse lift trucks and batteries, information technology equipment and leasehold improvements for the IPG segment.  Net cash used in investing activities in 2017 totaled $1.3 million and included warehouse pick modules and mobile sales application software for the IPG segment. Net cash provided by discontinued operations was $249.6 million for the nine months ended September 30, 2018 primarily from cash received on the sale of the France business of $250.0 million, net of cash sold of $17.3 million, offset by $0.4 million of fixed asset purchases from the France business during the first eight months of 2018 compared to $0.3 million used in 2017.

Net cash used in financing activities totaled $111.5 million primarily related to the special dividend and regular quarterly dividend payments in total of $105.2 million. These payments included $55.7 million dividend declared in December 2017 but paid in January 2018, the special dividend of $37.2 million paid in June 2018 and the regular quarterly dividends of $4.1 million for each of the three quarters of 2018. Proceeds from stock option exercises of $4.2 million that are offset by payments of payroll taxes on stock based compensation through shares withheld of $1.4 million. In 2017, cash used in financing activities totaled $8.0 million and included approximately $9.2 million for dividends paid, $0.1 million used to repay outstanding capital lease obligations, $1.6 million in stock option exercises offset by payments of payroll taxes on stock based compensation through shares withheld of $0.3 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of September 30, 2018, eligible collateral under the credit agreement was $75.0 million, total availability was $73.4 million, total outstanding letters of credit were $2.3 million, excess availability was $71.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of September 30, 2018.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at September 30, 2018 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

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

The Company has financial obligations related to leased facilities of its former NATG business of approximately $17.5 million. Some of these leased facilities have been sublet and others are being marketed for sublet. The Company has engaged nationally recognized real estate firms to market these facilities and to assist in establishing the reserves the Company carries for these lease obligations. As of September 30, 2018, the Company has a reserve of $6.7 million for these lease obligations. The reserves established consider the total lease obligations of $17.5 million, current sublet income streams and projected sublet income streams. On a quarterly basis these reserves are re-evaluated particularly related to the projected sublease income streams. In the third quarter of 2018, the Company recorded lease reserves of approximately $2.6 million for these leased facilities, of which $0.8 million was recorded within continuing operations and $1.8 million within discontinued operations and for the nine months ended September 30, 2018, the Company recorded lease reserves adjustments of $2.5 million, of which $0.8 million was recorded within continuing operations and $1.7 million was recorded within discontinued operations. The Company expects that further adjustment may be needed in the future for the remaining facilities if current sublease assumptions do not materialize.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of September 30, 2018, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At September 30, 2018 cash balances held in foreign subsidiaries totaled approximately $3.5 million. These balances are held in local country banks. The Company intends to repatriate excess foreign cash balances when available and when it is tax efficient.  The Company had in excess of $370 million of liquidity (cash and undrawn line of credit) in the U.S. as of September 30, 2018, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The following table updates the contractual obligations of the Company for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of September 30, 2018 to reflect the sale of our France business and the termination agreement for the lease on the Jefferson warehouse (in millions):

Contractual Obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Capital lease obligations	$0.2	$0.1	$0.1	$0.0	$0.0

Non-cancelable operating leases, net of subleases	93.2	15.6	31.7	21.1	24.8

Purchase & other obligations	23.6	4.4	10.1	9.1	0.0

Total contractual obligations	$117.0	$20.1	$41.9	$30.2	$24.8

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2018 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of September 30, 2018, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 23 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at a very early stage and although Systemax Inc. has been dismissed from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2018 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report, except for the risk factors set forth below.
Recent Tariff Announcements
Significant tariffs or other restrictions recently placed on imports from China, as well as any retaliatory trade measures taken by China or other trading partners, could materially adversely impact our revenue and results of operations.
Our industry is subject to risks associated with U.S. and foreign laws relating to importing products, including quotas, duties, tariffs or taxes, as well as other restrictions, which could adversely affect our ability to import products at desired cost or volume levels.
As has been widely reported across the broader marketplace, during 2018 the United States enacted three sets of tariffs on a variety of foreign sourced goods.  While we experienced minimal impact from the first two tariff lists during 2018, the third list, which went into effect at the end of the third quarter of 2018, imposes tariffs on a more robust set of products and does impact a subset of the products we carry and source directly from China. These tariffs have the potential to increase our costs of procurement, both directly as a result of the tariffs, and indirectly as a result of this action's effect on the general economy. We believe the timing and extent of any financial impact of the announced tariffs will be gradual as we sell through existing inventory purchased prior to the tariffs being implemented, strategically increase prices to offset the incremental costs on certain products and shift certain products to alternative sources where available. There can be no assurances that we will be able to effectively or expeditiously mitigate these challenges which would result in an adverse effect on our financial results. However, we do not believe that we will be disproportionately impacted by these costs and we will continue to evaluate marketplace conditions and implement other actions or strategies as the need arises.
Furthermore, we cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future and if so, what effect such actions would have on our costs of operations.

Item 5. Issuer Purchases of Equity Securities

On July 31, 2018 the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors. During the third quarter of 2018, the Company repurchased 232,550 common shares for approximately $9.1 million from certain executive officers and directors. Details of the purchase is as follows:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	232,550	$38.96	232,550	1,767,450

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: November 7, 2018	By:	/s/ Lawrence Reinhold
Lawrence Reinhold
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: November 7, 2018	By:	/s/ Thomas Clark
Thomas Clark
Vice President and Chief Financial Officer