Form 10-K
period 2018-12-31
SYSTEMAX INC
filed 2019-03-14
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and "emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $402,385,397. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 7, 2019 was 37,426,296 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company,” or “we”) include its subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Any such statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are based on management’s estimates, assumptions and projections and are not guarantees of future performance. Forward-looking statements may include, but are not limited to statements regarding: i) projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures; ii) fluctuations in general economic conditions; iii) future operations, such as risks regarding strategic business initiatives, plans relating to new distribution facilities, plans for utilizing alternative sources of supply in response to government tariff and trade actions, and plans for new products or services; iv) plans for acquisition or sale of businesses, including expansion or restructuring plans, such as our exit from and winding down of our North American Technology Group (“NATG”) and European operations; v) financing needs, and compliance with financial covenants in loan agreements; vi) assessments of materiality; vii) predictions of future events and the effects of pending and possible litigation; and viii) assumptions relating to the foregoing. In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and results could differ materially from those relating to or underlying the forward-looking statements contained in this report. Statements in this report, particularly in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Notes to Consolidated Financial Statements describe certain factors, among others, that could contribute to or cause such differences.

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain and undue reliance should not be placed on them. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

•	general economic conditions, such as customer inventory levels, interest rates, borrowing ability and economic conditions in the manufacturing industry generally, will continue to impact our business;

•
the imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales or disrupt our operations;

•
our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors and maintaining quality control over their products, and protecting our intellectual property rights;

•
increases in freight and shipping costs could affect our margins to the extent the increases cannot be passed along to customers, and factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as global availability of shipping containers and fuel costs;

•	our reliance on common carrier delivery services for shipping inventoried merchandise to customers;

•	our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory;

•	delays in the timely availability of products from our suppliers could delay receipt of needed product and result in lost sales;

•
our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional temporary or permanent distribution resources, whether in the form of additional facilities we operate or by outsourcing certain functions to third-party distribution and logistics partners;

•
we compete with other companies for recruiting, training, integrating and retaining talented and experienced employees, particularly in markets where we and they have central distribution facilities; this aspect of competition is aggravated by the current tight labor market in the U.S.;

•
risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services;

•
our information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed could have a material adverse effect on us;

•
a data security breach due to our e-commerce, data storage or other information systems being hacked by those seeking to steal Company, vendor, employee or customer information, or due to employee error, resulting in disruption to our operations, litigation and/or loss of reputation or business;

•	managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights from our vendors;

•	meeting credit card industry compliance standards in order to maintain our ability to accept credit cards;

•
rising interest rates, increased borrowing costs or limited credit availability, including our own ability to maintain satisfactory credit agreements and to renew credit facilities, could impact both our and our customers’ ability to fund purchases and conduct operations in the ordinary course;

•
pending or threatened litigation and investigations, as well as anti-dumping, unclaimed property and other government trade and customs proceedings, could adversely affect our business and results of operations;

•
sales tax laws or government enforcement priorities may be changed which could result in e-commerce and direct mail retailers having to collect sales taxes in states where the current laws and/or prior interpretations do not require us to do so; and

•	extreme weather conditions could disrupt our product supply chain and our ability to ship or receive products, which would adversely impact sales.

Item 1. Business.

General

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute part of the Company have been in business since 1949. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Current Operations

Industrial Products

Industrial Products Group (“IPG”) sells a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operational (“MRO”) products, which are marketed in North America. Many of these products are manufactured by other companies. Some products are manufactured for us and sold under our brand as a white label product, and some are manufactured to our own design and marketed under the trademarks: Global™, GlobalIndustrial.com™, Nexel™ Paramount™ and Interion™. IPG accounted for 100% of our net sales from continuing operations in 2018 and 2017, respectively, and 95% in 2016.

See Note 3 and Note 12 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

Products

WE CAN SUPPLY THAT™

We offer over one million brand name and private label products through our e-commerce sites and have access to over 1.7 million products available in our database. We endeavor to expand and keep current the breadth of our product offerings to fulfill the increasingly wide range of product needs of our customers, and periodically remove certain products from our offering to improve efficiencies or to address vendor or market changes. Sourcing hard to find, and non-standard product helps to differentiate our business from our competitors and we believe provides us with a competitive advantage.

Historically IPG focused on products within the following categories: storage and shelving; material handling; janitorial and maintenance; furniture and office; and workbench and shopdesks. IPG has become a destination and trusted supplier of these products by offering competitive pricing, high service levels, broad and deep product offering, extensive product and sales expertise, and a well-developed Private Label product portfolio offering both high quality and attractively priced alternatives to leading national brands. Other emerging or growing categories are becoming a larger portion of our product portfolio; these include HVAC/R and fans, safety and security, outdoor and grounds maintenance, tools and instruments, office and school supplies, plumbing and pumps, packaging and supplies, electrical and lighting, food service and appliances, raw materials and building supplies, motors and power transmission, pneumatics and hydraulics, medical and laboratory equipment, metalworking and cutting tools, vehicle maintenance, and fasteners and hardware. Within these categories we intend to use the go to market strategy that we successfully employed to grow our legacy core product categories, as discussed below.

Sales and Marketing

We market our products primarily to business customers, which include for-profit businesses, state, local, and private educational organizations and government entities including federal, state, and local municipalities. We have an established multi-faceted direct marketing system and customer life cycle marketing program which tends to begin with customer acquisition via keyword or branding search, supported by strategic account managers, leading e-commerce and account management tools, and deep pre and post sales product expertise which are intended to drive customer retention and penetration and to maximize sales. From time to time we adjust or re-allocate our marketing and advertising spend to best take advantage of changes in market conditions, changes in product mix and/or to drive special sales initiatives and product promotions.

Relationship Marketers

Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Systemax account manager. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain, our relationship marketers are prompted with product suggestions to expand customer order values. We also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by e-mail campaigns and periodic catalog mailings, both of which are designed to generate inbound telephone sales, and visits to our interactive websites, which allow customers to purchase products directly online. We believe that the integration of our multiple marketing methods enables us to more thoroughly penetrate our business, educational and government customer base. We believe increased internet exposure leads to more internet-related sales and also generates more inbound telephone sales; just as we believe email campaigns, and to a lesser extent catalog mailings, which feature our websites results in greater internet-related sales.

E-commerce

We currently operate multiple e-commerce sites, including:

North America

www.globalindustrial.com
www.globalindustrial.ca
www.industrialsupplies.com

We are continually upgrading the capabilities and performance of these websites in our significant markets. Our internet sites feature over one million MRO and industrial and general business supplies. Our customers have around-the-clock, online access to purchase products and we have the ability to create targeted promotions for our customers’ interests.

In addition to our own e-commerce websites, we have partnering agreements with several of the largest internet shopping and search engine providers who feature our products on their websites or provide “click-throughs” from their sites directly to ours. These arrangements allow us to expand our customer base at an economical cost.

Catalogs

As IPG increased its focus on online and e-commerce advertising, marketing and sales activities over the years, its use of hard copy catalogs decreased as compared to earlier periods, but over the last several years, it has distributed a stable number of regular and specialty catalogs and anticipates continuing to do so in the near term.

Customer Service, Order Fulfillment and Support

We strive to serve our customers in the manner most efficient for how they prefer to operate. A growing proportion of our orders are received electronically via internet, extranet, EDI, customer punch out catalog, online chat, or through broadly utilizing vendor and customer portals such as Ariba or Coupa. Manual orders are received by telephone to our Inbound call center, direct dial to our Inside account management team, placement through one of our field sales representatives, and to a small extent via fax. We generally provide toll-free telephone number access for our customers in countries where it is customary. Certain domestic call centers are linked to provide telephone backup in the event of a disruption in phone service.

IPG utilizes a sourcing strategy encompassing sales of in stock items that are either national brands, private label, or white label products as well as supplementing its stocking strategy with product fulfilled directly by our vendor partners via a drop ship relationship. In stock items tend to be higher in velocity, higher in gross margin, and offer a higher service level to our customers. In stock items are distributed via a network of four large distribution centers in the U.S. located in the Northeast, Midwest, West, and Southeast and two additional smaller distribution facilities in Canada. We tend to stock items in our distribution center, and invest the requisite working capital in inventory position, after demonstrating sales volume success in the drop ship sales of that item effected through our suppliers. Orders are generally shipped by third-party delivery services and we maintain relationships with thousands of distributors and product vendors in the United States and Canada.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from both large and small manufacturers as well as large wholesale distributors. No supplier accounted for 10% or more of our product purchases related to continuing operations in 2018, 2017 and 2016. Most private label products are manufactured by third parties to our specifications.

Competition and Other Market Factors

Industrial Products

The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets. We face competition from large diversified MRO distributors such as Grainger Inc., MSC Industrial Direct Inc., Fastenal Inc., and other large retailers, including Amazon. We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. Many purchasers begin sourcing products via search engine or mobile application on desktops, laptops, or mobile devices. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service, access to open account terms, and convenience. We believe that direct marketing via sales representatives, the internet and catalogs are effective and convenient distribution methods to reach both our core small and mid-sized customer as well as large enterprises. Further we believe that our customer engagement approach allows for high levels of service to accounts that may purchase high volume capital or durable goods infrequently or that place many small orders for supplies and other consumables that require a wide selection of products. In addition, because the industrial products market is highly fragmented and generally less brand oriented, we believe it is well suited to private label and white label products.

Employees

As of December 31, 2018, we employed a total of approximately 1,550 employees, of whom 1,400 were in North America and 150 were in Asia. Approximately 42% of our employees are customer facing including customer service, quota bearing sales representatives, inbound call center representatives, and other pre and post sales management and support. Approximately 37% of our team members are employed within distribution, logistics, and fulfillment areas, while 21% of our employee base works within administrative functions including: IT, Marketing, Product Management, Human Resources, Accounting and Finance, and general administrative and management roles.

Seasonality

Seasonality does have some effect on the Company’s IPG segment. Within IPG, certain product lines are highly seasonal in nature, including HVAC products, snow removal products and outdoor furniture and equipment. In addition, certain customer segment buying cycles, including those of education and government, may tend to be more seasonal than others. Given these trends IPG financial results tend to vary quarter to quarter with sales and margin in the second and third quarters moderately higher than those in the first and fourth quarters respectively.

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

Financial Information About Foreign and Domestic Operations

We currently sell substantially all of our products through established sales channels to our customers in North America (primarily the United States and Canada).   Approximately 4.7%, 4.1%, and 8.1% of our net sales from continuing operations during 2018, 2017 and 2016, respectively were made by subsidiaries located outside of the United States.  For information pertaining to our international operations, see Note 12, “Segment and Related Information,” to the consolidated financial statements included in Item 15 of this Form 10-K. The following sets forth selected information with respect to our continuing operations net sales and operating income (loss), in those two geographic markets (in millions):

	North America	Europe and Asia	Total
2018
Net sales	$896.9	$0.0	$896.9
Operating income	$61.5	$0.2	$61.7
Identifiable assets	$526.6	$3.4	$530.0

2017
Net sales	$791.8	$0.0	$791.8
Operating income (loss)	$46.1	$(0.4)	$45.7
Identifiable assets	$362.4	$189.0	$551.4

2016
Net sales	$719.2	$33.9	$753.1
Operating income (loss)	$12.9	$(4.9)	$8.0
Identifiable assets	$290.5	$275.6	$566.1

See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, for further information with respect to our operations.

Discontinued Operations

For information regarding certain discontinued operations and former lines of business see Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and Note 4 to the consolidated financial statements included in Item 15 of this Form 10-K.

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

Risks Related to the Economy and Our Industries

•	General economic conditions, including those that can result in decreased customer confidence and spending, could result in our failure to achieve our historical sales growth rates and profit levels.

Both we and our customers are subject to global political, economic and market conditions, including trade and tariff uncertainties, customer inventory levels in the marketplace, borrowing ability, economic conditions in the manufacturing industry, increases in inflation, interest rates, freight costs and energy costs, as well as the impact of natural disasters, military action and the threat of terrorism. Our consolidated results of operations are directly affected by economic conditions in North America, and our supply chain for imported product is affected by conditions in Asia (particularly China). We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders, (as well as due to the other risks discussed below). Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and manage price increases, our ability to manage freight and shipping costs and maintain our margins, our ability to attract new customers and increase our market share, and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending or that hampers their ability to pay for products would likely adversely affect our sales, prices and profitability as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, maintain or grow our historical margins, and whether we will be able to attract new customers.

In response to economic and market conditions, from time to time we have undertaken initiatives to reduce our cost structure where appropriate, including workforce reductions. However, these actions may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates and levels of profitability we experienced in the past.

•
The imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales or disrupt our operations.

Our industry is subject to risks associated with U.S. and foreign laws relating to importing products, including quotas, duties, tariffs or taxes, as well as other charges or restrictions, which could adversely affect our ability to import products at desired cost or volume levels.

As has been widely reported across the broader marketplace, during 2018 the United States enacted three sets of tariffs on a variety of foreign sourced goods. While we experienced minimal impact from the first two tariff lists during 2018, the third list, which went into effect at the end of the third quarter of 2018, imposes tariffs on a broader group of products and does impact a number of the private label products we source directly from China as well as third-party branded product our U.S. suppliers source from China. These tariffs have increased and will continue to increase our costs of procurement.

We believe the timing and extent of any financial impact of the announced tariffs will be gradual as we sell through existing inventory purchased prior to the tariffs being implemented, strategically increase prices to offset the incremental costs on certain products and shift certain products to alternative sources where available. However, our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors, maintaining quality control over their products, and protecting our intellectual property rights. Further, the Company may not be able to fully offset any such tariffs through product price increases as increases in product prices in a competitive market would likely decrease demand for the Company’s products.

Since 2018 the U.S. has been conducting an industry wide anti-dumping investigation of “steel racks” product imported from China. The investigation will likely result in the assessment of anti-dumping duties and countervailing duties assessed against U.S. distributors of these products, such as the Company. While the Company does not believe the outcome of the investigation or any resultant assessments will have a material adverse effect on the Company, there can be no assurance that the fines and duties will not be significant in the period within which they occur.

There can be no assurance that we will be able to effectively or expeditiously mitigate these challenges, which could disrupt our operations, negatively impact our sales and would have a material adverse effect on our financial results. However, we do not believe that we will be disproportionately impacted by these costs as compared to our competitors, and we will continue to evaluate marketplace conditions and implement other actions or strategies as the need arises.

Finally, we cannot predict whether additional U.S. and foreign customs quotas, duties (including anti-dumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future and if so, what effect such actions would have on our costs of operations.

•	There is a tight labor market for the employees we hire, which can impact our growth plans.

Many of our competitors also compete with us for recruiting and retaining talented and experienced employees, particularly in markets where we and they have significant distribution facilities. We have also experienced high levels of turnover in our warehouse/distribution operations, consistent with current market conditions. This aspect of competition is aggravated by the current tight labor market in the U.S. There can be no assurance the Company will be able to timely recruit, train and retain employees sufficient to support its growth strategies or will not have to incur increased compensation costs in order to do so. Our results of operations have been and in the future could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

•	Our industry is evolving and consolidating, which could adversely affect our business and financial results.

The MRO and industrial equipment industry are consolidating as customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. This consolidation has and will continue to cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with a new lower cost business models are able to operate with lower prices.

•
Sales tax laws may be interpreted in a manner that could result in ecommerce and direct mail retailers to being held to have been required to collect sales taxes in states where we believe the then current laws did not require us to do so. This could result in us having substantial tax liabilities for past sales.

Our United States subsidiaries historically collected and remitted sales tax in states in which the subsidiaries have physical presence or in which we believed sufficient nexus existed which obligated us to collect sales tax. During the first quarter of 2018, the Company voluntarily registered its primary selling subsidiary in the U.S. that generate taxable sales for sales tax collection in the states. States may, from time to time in the future, claim that we had state-related activities constituting physical nexus to have required such collection, or that our sale of goods to customers in their state, or directly to the state and its political subdivisions, created nexus for sales tax purposes. Such efforts by states have increased recently, as states seek to raise revenues without increasing the income tax burden on residents. We relied on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we had with a particular state in the past will be deemed enough to have required us to collect sales tax in that state. A successful assertion by one or more states that we should have collected sales tax on the sale of merchandise in such state could result in substantial tax liabilities related to past sales. See Legal Proceedings.

•	Volatility in commodity prices may adversely affect gross margins.

Some of our products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives or rare earth minerals, and are subject to price changes based upon fluctuations in the commodities market. Fluctuations in the price of fuel could affect transportation costs. Our ability to pass on such increases in costs in a timely manner depends on market conditions. The inability to pass along cost increases could result in lower gross margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.

•
Events such as acts of war or terrorism, natural disasters, data security breaches, changes in law, or large losses could adversely affect our insurance coverage and insurance expense, resulting in an adverse effect on our profitability and financial condition.

We insure for certain property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, worker’s compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although we believe that our insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, data security breaches, judicial decisions, legislation, natural disasters and large losses could materially affect our insurance obligations and future expense. Furthermore, the occurrence of an uninsured significant event could materially adversely affect our business and results of operations.

•
Adverse weather events or natural disasters could negatively affect or disrupt our operations. We may be affected by global climate changes or by legal, regulatory or market responses to such potential change.

Certain areas in which we operate are susceptible to severe weather events, such as hurricanes, tornadoes, and floods. Our ability to provide efficient distribution of core business products from our or third-party drop ship distribution centers is critical to our business strategy. Disruptions at distribution centers or shipping ports may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. We cannot predict whether or to what extent damage caused by these events will affect our operations or the economies in regions where we operate. These adverse events could result in disruption of our operations, our purchasing or distribution capabilities, interruption of our business that exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of these events.

•	Environmental Matters

Under various national, state and local environmental laws and regulations in North America, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substance at such real property. Such laws and regulation often impose liability without regard to fault. We lease most of our facilities. In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although we have not been notified of, and are not otherwise aware of, any material real property environmental liability, claim or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with real property environmental matters in the future.

Risks Related to Our Company

•	Risk regarding new distribution facility timing/expense

Our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional distribution resources, whether in the form of expanded or additional temporary and permanent facilities we operate or by outsourcing certain functions to third-party distribution and logistics partners, is critical to our ability to service our growing business. If we do not accurately forecast our future warehousing and distribution center needs, and then timely plan, fund on budget, launch and efficiently operate new distribution resources and facilities when needed, our operations and financial results could be materially adversely impacted. In addition, expanding and/or enhancing our distribution network (as we plan to do later in 2019) would have an adverse impact on operating expenses as a percentage of sales, inventory turnover, and working capital requirements in the periods prior to and for some time following the commencement of operations for each such expansion or enhancement.

•
We rely on third-party suppliers for most of our products and services. The loss or interruption of these relationships could impact our sales volumes, the levels of inventory we must carry, and/or result in sales delays and/or higher inventory costs from new suppliers.

We purchase a portion of our products from major distributors and directly from large manufacturers who may deliver those products directly to our customers (“drop ship”), as well as from smaller more regional vendors. These drop ship delivery relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory. The termination or interruption of our relationships with any of these drop ship suppliers could materially adversely affect our business.

We purchase a number of our products, particularly private label and white label products, from vendors located outside of the United States. Raw material costs used in our vendors’ products (steel, tungsten, etc.) and energy costs may increase, which may result in increased production costs for our vendors, which they may seek to pass along to us. Difficulties encountered by one or several of these suppliers could halt or disrupt production and delay completion or cause the cancellation of our orders. Delays or interruptions in the transportation network could result in loss or delay of timely receipt of product required to fulfill customer orders. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. In this regard, in response to the tariffs imposed by the U.S. on goods imported from China, we are seeking alternative sources of supply, such as utilizing new vendors in additional countries, which entails various risks, such as identifying, vetting and managing new business relationships, reliance on these new vendors maintaining quality control over their products, and protecting our intellectual property rights.

Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, outbreaks of pandemics and other factors are beyond our control. These and other issues affecting our vendors could materially adversely affect our revenue and gross profit.

•	We rely on third-party suppliers for shipping and delivery services and managing the logistics of a distribution business can impact our results of operations and margins.

We face certain risks due to our reliance on common carrier delivery services for shipping inventoried merchandise to customers and our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory (such as freight increases, timely delivery and customer service, delays due to work stoppages, etc.). We also must effectively manage our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional or alternative distribution resources, whether in the form of additional facilities we operate or by outsourcing certain functions to third-party distribution and logistics partners.

Increases in freight and shipping costs charged to us by third parties could adversely affect our margins to the extent the increases cannot be passed along to customers, and factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as global availability of shipping containers and fuel costs, can also affect our business. The fuel costs of our independent freight companies have been volatile. Our vendors and independent freight carriers typically look to pass increased costs along to us through price increases. When we are forced to accept these price increases, we may not be able to pass them along to our customers, resulting in lower margins.

•
Changes in customer, product, vendor, sourcing or channel sales mix, could cause the gross margin and ultimately operating margins to decline; failure to mitigate these pressures could adversely affect our operating results and financial condition.

Our gross margins are dependent on the mix of products we sell, decisions to drop ship rather than stock products in our distribution centers, decisions to offer private label alternatives or branded offerings, price changes by manufacturers, and pricing actions by competitors. In addition, we could be adversely affected by a continuation of our customers’ shift to lower-priced products.

•
We rely to a great extent on our information and telecommunications systems, and significant system failures or outages, or our failure to properly evaluate, upgrade or replace our systems, or the failure of our security/safety measures to protect our systems and websites, could have an adverse effect on our results of operations.

We rely on a variety of information and telecommunications systems including internally developed software, third-party purchased software and third-party cloud-based software in order to manage our business, including our customer, vendor, employee, facilities, finance, management and corporate operations. Our success is dependent in large part on the accuracy and proper use of our information systems, including our telecommunications systems, which are utilized in all aspects of our business. To manage our growth, we need to continually evaluate the effectiveness and adequacy of our existing systems and procedures to ensure they are keeping pace with changes in our business. These systems, whether internally developed, purchased or cloud-based may need to be modified, upgraded or replaced from time to time. System modifications, upgrades or replacements involve costs as well as the risk of implementation delays and not operating as intended. We rely on third parties such as telecommunication carriers, internet service providers and our own employees to provide the technology services and expertise on which we depend. There are risks that third parties may incur outages or circumstances where they cannot provide the services we require as intended or that our employees do not have the expertise to remediate system outages or technical problems that may arise. We have experienced some delays and operational problems in implementing new IT systems in the past. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information systems, including software and hardware, as we grow and the needs of our business change. We have disaster recovery systems and system backups are routinely done for certain critical systems, but not for every system. The occurrence of a significant system failure, electrical or telecommunications outages or our failure to ensure our IT employees are properly trained and technically proficient, or that our systems are adequate, effective and beneficial to our business, or our failure to expand or successfully implement new systems could have a material adverse effect on our results of operations.

•	Use of Cloud-Based Systems and Infrastructure Provided by Third Parties Present Significant Risks to Our Business.

In 2018, we moved certain of our operating systems and management information systems resources and storage to a leading cloud-based platform operated by a well-known third-party provider of technology services, and we no longer operate or maintain such systems or store related data on our own servers. This managed cloud-based platform is operated on a “infrastructure as a service” model (“IAAS”). Accordingly, exposure to third-party service outages and data loss, or a failure of the network or loss of connectivity can adversely affect our business.  In addition, since the data resides on the cloud, we and our customers are forced to rely on the physical and information security of the vendor to protect their valuable information.  There can be no assurance that the cloud-based systems on which we rely will not experience such outages or failures or that data privacy/information security will not be breached.

•
Data and security breaches, and other disruptions in our information technology systems, could compromise confidential or private information and expose us to liability, which could cause our business and reputation to suffer.

Our operations are dependent upon information technology that encompasses all of our major business functions. We use our information systems to, among other things, monitor our supply chain, make purchasing decisions, manage and replenish inventories, coordinate our sales and marketing activities, fill and ship customer orders on a timely basis and to monitor and record our financial transactions and results of operations. These systems also process, transmit and store sensitive electronic data, including employee personal information, supplier and customer records, allow vendors and customers to register on our portals and websites, as applicable, or otherwise allow third parties to communicate or interact with us. In addition, we depend on IT systems of third parties, to, among other things, market and distribute products, to operate our websites, host and manage our services, store data, and process transactions. We may share information with these third parties that participate in certain aspects of our business, and we obtain external auditor certification on the controls and security of any significant outsourced service provider according to the SSAE 18 standard. However, there is always a risk that the confidentiality of data held or accessed by them may be compromised.

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

We measure our data security effectiveness through industry accepted methods and remediate significant findings. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third-party as part of our business continuity preparedness. We also have processes in place to prevent disruptions resulting from the implementation of new software and systems of the latest technology. We have implemented solutions, processes, and procedures to help mitigate the risk of cyber-attacks, such as conducting annual vulnerability testing, and in 2018 engaged consultants to assist us in implementing stronger security measures, identifying remediation initiatives and establishing emergency response plans, but there can be no assurance these efforts will successfully deter future cyber-attacks. Our Board of Directors is responsible for oversight of the activities of our IT department (which reports to our Chief Executive Officer) and receives a quarterly presentation from our Chief Information Officer that covers, among other things, data security and cyber liability matters.

Although our IT systems are protected through various network security measures, our facilities and systems, and those of our third-party service providers with which we do business, may nevertheless be vulnerable to security breaches, cyber-attacks (any adverse event that threatens the confidentiality, integrity or availability of our information resources) vandalism, power outages, natural disasters, computer system failures, telecommunication or network failures, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. From time to time. we have experienced efforts by unknown persons, including “bots”, to access or breach our information systems, and these efforts can be expected to continue in the future. While we have successfully defended against such efforts in the past, there can be no assurance we will be able to protect sensitive data and/or the integrity of the Company's information systems and to defend against such efforts in the future.

Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential information or confidential information of our customers, employees, or suppliers, whether by us or by our third-party service providers, could disrupt our business, expose us to risks of litigation (such as customer or third-party claims that their data has been compromised) and liability, result in a loss of assets or cause reputational damage, and otherwise have a material adverse effect on our operations and financial condition. Any substantial disruption of our systems could impair our ability to process orders, maintain proper levels of inventories, manage customer billings and collections, prepare and present accurate financial statements and related information, and otherwise materially adversely affect our ability to manage our business.

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

The Company has made acquisitions in the past of other businesses and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired, we may be required to record a significant charge to earnings in the period during which the impairment is discovered. Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2018, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

•
Our foreign product procurement operations are subject to risks such as foreign regulatory trade and customs requirements such as the tariffs and duties matters discussed above, and the political and economic conditions of the jurisdictions from which we procure products.

Because we sell products all across North America and procure product from abroad, including from China, we operate internationally and as a result, we are subject to risks associated with doing business globally, such as risks related to the differing legal, political and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to operating internationally include:

•	Changes in a country’s economic or political conditions;

•	Tariff and trade uncertainties;

•	Changes in foreign currency exchange rates;

•	Difficulties with staffing and managing international relationships;

•	Unexpected changes in regulatory requirements;

•	Changes in transportation and shipping costs; and

•	Enforcement of intellectual property rights.

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the Canadian Dollar and the India Rupee. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in countries outside the United States, and non-U.S. sales accounted for approximately 4.7% of our net sales from continuing operations during 2018. To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

•
We are exposed to various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return from our vendors; such events could lower our gross margins or result in inventory write-downs that would reduce reported future earnings.

Our inventory is subject to risk due to changes in market demand for particular products. If we fail to manage our inventory of older products we may have excess or obsolete inventory. We may have limited rights to return purchases to certain suppliers. The elimination of purchase return privileges could lower our gross margin or result in inventory write-downs.

We also take advantage of attractive product pricing by making opportunistic bulk inventory purchases; any resulting excess and/or obsolete inventory that we are not able to re-sell could have an adverse impact on our results of operations. Any inability to make such bulk inventory purchases may significantly impact our sales and profitability.

•	We may encounter difficulties with acquisitions and other strategic transactions which could harm our business.

We expect to pursue acquisitions and other strategic transactions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers.

Acquisitions and other strategic transactions involve numerous risks and challenges, including the following:

•	diversion of management’s attention from the normal operation of our business;

•	potential loss of key associates and customers of the acquired companies;

•	difficulties managing and integrating operations in geographically dispersed locations;

•	the potential for deficiencies in internal controls at acquired companies;

•	increases in our expenses and working capital requirements, which reduce our return on invested capital;

•	lack of experience operating in the geographic market or industry sector of the acquired business; and

•	exposure to unanticipated liabilities of acquired companies.

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

•	Our business is dependent on certain key personnel, including the recent engagement of new senior executives.

Our business depends largely on the efforts and abilities of certain key senior management employees. The loss of the services of one or more of such key personnel could have a material adverse effect on our business and financial results.

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

•	We exited our France business in 2018, our SARL Businesses in 2017 and our NATG business in 2015 and could incur costs in excess of our estimated exit expenses.

The Company has substantially completed the wind-down activities related to the sale of the France business, but continues to provide limited transition services to the business. Also, the Company may incur additional charges related to statutory tax indemnities given at closing. The Company has substantially completed the wind-down activities related to the sale of the SARL Businesses and most of the NATG wind-down activities, although certain NATG activities related to collecting remaining accounts receivable, subleasing remaining retail store and warehouse spaces and settling accounts payable and other contingent liabilities continue. The Company expects that additional SARL and NATG wind-down costs incurred during 2019 or later will aggregate between $1 and $2 million, which will be to be presented in discontinued operations. There can be no assurance the Company will be able to timely exit its existing NATG lease commitments at currently recorded cost levels. Failure to achieve these expectations will result in increased cash exit costs for the Company.

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

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 67.5% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions. Further, as a "controlled company" under NYSE rules, the Company has elected to opt-out of certain New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board of directors; the Company does however currently have an independent Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate our business from numerous facilities in North America and Asia. These facilities include our headquarters location, administrative offices, telephone call centers and distribution centers. Certain facilities handle multiple functions. All of our facilities are leased.

North America

As of December 31, 2018, IPG has six operational distribution centers in North America which aggregate approximately 2.0 million square feet, all of which are leased by IPG.

Our headquarters, administrative offices and call centers aggregate approximately 184,000 square feet within our IPG segment, all of which are leased.

In NATG there remain four retail stores, one B2B call center and one warehouse that are either sublet or are being marketed for sublease. These properties aggregate to approximately 0.5 million square feet.

Europe

As of December 31, 2018, we have a vacant office space located in Germany related to our exited Germany operations. We ceased use of this former office space when the Germany operations were sold in 2016 and currently are in lease termination discussions with the landlord.

Asia

As of December 31, 2018, we leased two administrative offices in Asia aggregating approximately 9,000 square feet.

Please refer to Note 12 to the consolidated financial statements for additional information about leased properties, including aggregate rental expense for these properties.

Item 3. Legal Proceedings.

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims. The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities. These matters are in various stages of investigation, negotiation and/or litigation. The Company is also being audited by an entity representing 23 states seeking recovery of “unclaimed property” and has received separate demands from 21 states requesting payments of their claimed amounts. The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG "Tiger" consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at an early stage and although Systemax Inc. has been dismissed without prejudice from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2018 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at December 31, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Systemax's common stock is traded on the NYSE Euronext Exchange under the symbol “SYX.”  The following table sets forth the high and low closing sales price for the common stock and the dividends declared per share for each quarter during 2018 and 2017.

	High	Low	Dividends
2018
First Quarter	$34.52	$27.62	$0.11
Second Quarter	39.39	27.76	1.11
Third Quarter	46.04	32.60	0.11
Fourth Quarter	32.59	22.69	6.61

2017
First Quarter	$11.35	$7.20	$0.05
Second Quarter	20.44	11.66	0.10
Third Quarter	28.25	18.07	0.10
Fourth Quarter	34.31	27.12	1.60

On December 28, 2018, the last reported sale price of our common stock on the New York Stock Exchange was $23.59 per share.  As of December 31, 2018, we had 162 shareholders of record.

At December 31, 2018, the Company reported a dividend payable of approximately $243.5 million ($6.50 per share) which was subsequently paid on January 3, 2019.

The Company's board of directors has declared a quarterly cash dividend of $0.12 per share payable on March 18, 2019 to common stock shareholders of record at the close of business on March 11, 2019.

Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we anticipate continuing a regular quarterly dividend in the future, subject to availability limitations under our credit facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 7 of “Notes to Consolidated Financial Statements”.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.  The selected statement of operations data, excluding discontinued operations, for fiscal years 2018, 2017 and 2016 and the selected balance sheet data as of December 31, 2018 and 2017 are derived from the audited consolidated financial statements which are included elsewhere in this report.  The selected balance sheet data as of December 31, 2016, 2015 and 2014 and the selected statement of operations data for fiscal years 2015 and 2014 are derived from the audited consolidated financial statements of the Company which are not included in this report. The results of operations shown here have been adjusted to reflect the presentation of the ETG and NATG discontinued operations (See Note 1 of the Notes to Consolidated Financial Statements).

	Years Ended December 31,
	(In millions, except per share data)
	2018	2017	2016	2015	2014
Statement of Operations Data:
Net sales	$896.9	$791.8	$753.1	$860.9	$981.5
Gross profit	$307.7	$273.2	$238.2	$248.0	$249.7
Operating income (loss) from continuing operations	$61.7	$45.7	$8.0	$(20.0)	$(6.3)
Net income (loss) from continuing operations	$49.5	$65.5	$3.9	$(32.8)	$(17.4)
Per Share Amounts:
Net income (loss) from continuing operations — diluted	$1.31	$1.74	$0.10	$(0.88)	$(0.47)
Weighted average common shares — diluted	37.9	37.6	37.2	37.1	37.1
Cash dividends declared per common share	$7.94	$1.85	$0.10	$0.00	$0.00
Balance Sheet Data:
Working capital	$117.8	$178.3	$186.2	$214.2	$310.6
Total assets	$530.0	$551.4	$566.1	$710.1	$896.9
Shareholders’ equity	$137.7	$211.8	$214.4	$253.9	$359.6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax Inc., through its subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company currently operates and is internally managed in one reportable segment - Industrial Products Group ("IPG"). Smaller business operations and corporate functions are aggregated and reported as an additional segment - Corporate and Other (“Corporate”).

Industrial Products

IPG sells a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operational (“MRO”) products, which are marketed in North America. Many of these products are manufactured by other companies. Some products are manufactured for us to our own design and marketed under the trademarks: Global™, GlobalIndustrial.com™, Nexel™ Paramount™ and Interion™. IPG accounted for 100% of our net sales from continuing operations in 2018 and 2017 and 95% in 2016.

Corporate and Other

The Company's smaller operations and corporate functions are aggregated and reported as the Corporate and Other segment. The results of the Company's former Misco Germany subsidiary, which was sold in 2016 and had been reported as part of its ETG segment, are presented in continuing operations in the consolidated financial statements within the Corporate and Other segment. Corporate and Other accounted for none of our sales from continuing operations in 2018 and 2017 and 5% of our net sales from continuing operations in 2016.

Discontinued Operations

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (see Note 1). Total net sales from discontinued operations were $352.0 million, $590.6 million and $938.8 million in 2018, 2017 and 2016, respectively.

See Note 3 and 13 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business segments as well as information about our geographic operations.

Operating Conditions

The North American industrial products market is highly fragmented and we compete against multiple distribution channels. In IPG, distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems, and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment.

The primary component of our operating expenses historically has been employee-related costs, which includes items such as wages, commissions, bonuses, employee benefits and equity-based compensation, as well as marketing expenses, primarily comprised of digital marketing spend, and occupancy related charges associated with our distribution and call center facilities. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In the discussion of our results of operations we refer to business to business channel sales and period to period constant currency comparisons. Sales in IPG and Corporate and Other are considered to be B2B sales. Constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

In order to provide more meaningful information to investors which reflect the full exit of NATG, Misco Germany, sale of the rebate processing business along with the associated gain on the sale, the Company is also presenting its results on a Non-GAAP basis in the "Supplemental Continuing Operation Business Unit Summary Results" table. This Non-GAAP presentation reflects the entire NATG segment, Misco Germany operation and rebate processing business as a discontinued operation for all periods presented as well as including adjustments for non-recurring items, intangible amortization and equity compensation in recurring operations.

Highlights from 2018

The following discussion of our results of operations and financial condition will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	Consolidated sales increased 13.3% to $896.9 million compared to $791.8 million in the prior year. On a constant currency basis, average daily sales increased 13.3% compared to prior year.

•	Consolidated operating income grew 35.0% to $61.7 million compared to $45.7 million last year.

•
Net income per diluted share from continuing operations declined 24.7% to $1.31. The full year 2017 comparative period includes a tax benefit of $20.0 million primarily related to the reversal of valuation allowances against the Company's deferred tax assets and the impacts of U.S. tax reform enacted in Q4 2017.

•
Net income per diluted share from discontinued operations was $4.62, primarily related to the $160.5 million book gain recognized on the sale of the Company's France business and the inclusion of eight months of France operating results in discontinued operations in 2018.

GAAP Results of Operations

Key Performance Indicators* (in millions):

	Years Ended December 31,
	2018	2017	2016	% Change 2018/2017	% Change 2017/2016
Net sales of continuing operations by segment:
IPG	$896.9	$791.8	$715.6	13.3%	10.6%
Corporate and other	0.0	0.0	37.5	0.0%	(100.0)%
Consolidated net sales	$896.9	$791.8	$753.1	13.3%	5.1%
Consolidated gross profit	$307.7	$273.2	$238.2	12.6%	14.7%
Consolidated gross margin	34.3%	34.5%	31.6%	(0.2)%	2.9%
Consolidated SD&A costs**	$245.2	$227.2	$226.3	7.9%	0.4%
Consolidated SD&A costs** as % of sales	27.3%	28.7%	30.0%	(1.4)%	(1.3)%

Operating income (loss) from continuing operations by segment:
IPG	$82.6	$69.6	$34.3	18.7%	102.9%
Corporate and other	(20.1)	(23.3)	(23.5)	13.7%	0.9%
NATG – continuing operations	(0.8)	(0.6)	(2.8)	(33.3)%	78.6%
Consolidated operating income	$61.7	$45.7	$8.0	35.0%	471.3%
Operating margin from continuing operations by segment:**
IPG	9.2%	8.8%	4.8%	0.4%	4.0%
Consolidated operating margin from continuing operations	6.9%	5.8%	1.1%	1.1%	4.7%
Effective income tax rate from continuing operations	21.3%	(44.0)%	39.5%	(65.3)%	83.5%
Net income from continuing operations	$49.5	65.5 [1]	$3.9	(24.4)%	1,579.5%
Net margin from continuing operations	5.5%	8.3%	0.5%	(2.8)%	7.8%
Income (loss) from discontinued operations, net of tax	$175.2	$(25.1)	$(36.5)	798.0%	31.2%

*excludes discontinued operations (See Note 4 of Notes to Consolidated Financial Statements).
** includes special charges, net (See Note 4 of Notes to Consolidated Financial Statements).

[1]
Includes $20.0 million of income tax benefits primarily related to the reversal of valuation allowances against the Company's deferred tax assets and the impacts of U.S. tax reform enacted in Q4 of 2017.

Supplemental Continuing Operation Business Unit Summary Results
Industrial Products Group
	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Sales	$896.9	$791.8	$715.6	13.3%	10.6%
Average daily sales*	$3.5	$3.1	2.8	13.3%	11.1%
Gross profit	$307.7	$273.2	$233.3	12.6%	17.1%
Gross margin	34.3%	34.5%	32.6%
Operating income (Non-GAAP)**	$80.7	$70.9	$35.2	13.8%	101.4%
Operating margin (Non-GAAP)	9.0%	9.0%	4.9%
Corporate & Other
	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating expenses (Non-GAAP)**	$(18.4)	$(21.5)	$(19.4)	14.4%	(10.8)%
Consolidated (1,2)
	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Sales	$896.9	$791.8	$715.6	13.3%	4.8%
Gross profit	$307.7	$273.2	$233.3	12.6%	17.1%
Gross margin	34.3%	34.5%	32.6%
Operating income (Non-GAAP)**	$62.3	$49.4	$15.8	26.1%	212.7%
Operating margin (Non-GAAP)	6.9%	6.2%	2.2%

*
Percentages are calculated using sales data in hundreds of thousands.  For the year ended December 31, 2018 and 2017, IPG had 253 selling days and for the year ended December 31, 2016, IPG had 254 selling days.

**
See Reconciliation of Segment and Consolidated GAAP Operating Income (Loss) from Continuing Operations to Segment and Consolidated Non-GAAP Operating Income (Loss) from Continuing Operations – Unaudited

1
On August 31, 2018, the Company closed on the sale of the France operations. Prior and current year results of these divested operations, along with the associated gain, have been classified as discontinued operations. On March 24, 2017, the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior and current year results of these divested businesses, along with the associated loss on the sale recorded in 2017, have been classified as discontinued operations.  On December 31, 2016 the Company closed on the sale of its Afligo rebate processing business and on September 2, 2016 the Company closed on the sale of certain assets of its Misco Germany operation which had been reported as part of its European Technology Products Group. Prior and current year results of the Germany operations and the rebate processing business, along with the associated gain on the sale of the rebate business, have been eliminated in the non-GAAP presentation.   The Company believes that the non-GAAP presentation conveys additional meaningful information to investors as it depicts the operations that are currently generating sales and that will continue to do so in future periods.  See accompanying GAAP reconciliation tables.

2
Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on December 29, 2018, December 30, 2017 and December 31, 2016, respectively. The years ended 2018, 2017 and 2016 included 52 weeks.

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Net Sales from Continuing Operations to Segment and Consolidated Non-GAAP Net Sales from Continuing Operations - Unaudited
(In millions)

	Year Ended December 31,
	2018	2017	2016
Industrial Products	$896.9	$791.8	$715.6
Corporate and Other	0.0	0.0	37.5
GAAP Net Sales	896.9	791.8	753.1

Non-GAAP adjustments:
Corporate and Other:
Reverse results of Afligo and Germany included in GAAP Net Sales	0.0	0.0	(37.5)
Total Non-GAAP Adjustments: Corporate and Other	0.0	0.0	(37.5)

Industrial Products	896.9	791.8	715.6
Corporate and Other	0.0	0.0	0.0
Non-GAAP Net Sales	$896.9	$791.8	$715.6

SYSTEMAX INC.
Reconciliation of Segment and Consolidated GAAP Gross Profit from Continuing Operations to Segment and Consolidated Non-GAAP Gross Profit from Continuing Operations - Unaudited
(In millions)

	Year Ended December 31,
	2018	2017	2016
Industrial Products	$307.7	$273.2	$233.3
Corporate and Other	0.0	0.0	4.9
GAAP Gross Profit	307.7	273.2	238.2

Non-GAAP adjustments:
Corporate and Other:
Reverse results of Afligo and Germany included in GAAP Gross Profit	0.0	0.0	(4.9)
Total Non-GAAP Adjustments: Corporate and Other	0.0	0.0	(4.9)

Industrial Products	307.7	273.2	233.3
Corporate and Other	0.0	0.0	0.0
Non-GAAP Gross Profit	$307.7	$273.2	$233.3

SYSTEMAX INC.
Reconciliation of Segment GAAP Operating Income (Loss) from Continuing Operations to Non-GAAP
Operating Income (Loss) from Continuing Operations - Unaudited
(In millions)

	Year Ended December 31,
	2018	2017	2016
Industrial Products	$82.6	$69.6	$34.3
Technology Products - NA	(0.8)	(0.6)	(2.8)
Corporate and Other	(20.1)	(23.3)	(23.5)
GAAP operating income (loss)	61.7	45.7	8.0
Non-GAAP adjustments:
Industrial Products:
One-time benefit from state audit settlements, net of impairment charge recorded on certain intangible assets	(3.1)	0.0	0.0
Intangible asset amortization	1.0	1.0	0.5
Stock-based and other special compensation	0.2	0.3	0.4
Total Non-GAAP Adjustments – Industrial Products	(1.9)	1.3	0.9

Technology Products - NA:
Reverse results of NATG included in GAAP continuing operations	0.8	0.6	2.8
Total Non-GAAP Adjustments: Technology Products NA	0.8	0.6	2.8

Corporate and Other:
CEO separation agreement costs	1.0	0.0	0.0
Gain on sale of Afligo	0.0	0.0	(3.9)
Reverse results of Germany and Afligo included in GAAP continuing operations	0.0	0.5	6.9
Stock based compensation	0.7	1.3	1.1
Total Non-GAAP Adjustments: Corporate and Other	1.7	1.8	4.1

Industrial Products	80.7	70.9	35.2
Technology Products - NA	0.0	0.0	0.0
Corporate and Other	(18.4)	(21.5)	(19.4)
Non-GAAP operating income	$62.3	$49.4	$15.8

Management’s discussion and analysis that follows will include IPG, Corporate and Other, NATG continuing operations and discontinued operations. The discussion is based upon the GAAP Results of Operations table.

NET SALES

SEGMENTS:

The IPG segment net sales benefited in 2018 from continued strong demand across most product categories with growth rates led by many of the newer product lines we have invested in over the past several years. IPG grew sales across all of our sales channels, with growth rates highest within our managed sales channels, where we are benefiting from improvements in sales force productivity, evidenced by increased penetration of existing customer accounts, as well as growth from new customer acquisition and a continuation of a strong macro-economic environment. IPG net sales benefited from growth in its Canada business which delivered its eighth consecutive quarter of double digit growth in the fourth quarter. Canada sales increased approximately 30.8%, 30.7% on a constant currency basis, compared to prior year. U.S. revenue increased 12.5% compared to prior year. On a constant currency basis, IPG average daily sales increased 13.3% compared to prior year.

The IPG segment net sales benefited in 2017 from continued growth across its U.S. core business categories including material handling, HVAC and storage solutions. IPG U.S. revenue was up 10.3% for the year while Canada sales were up 20.5%, approximately 18.0% on a constant currency basis. Increased sales included both new customer acquisition as well as increased penetration of existing customer accounts while the U.S. benefited from a strengthening macro economic environment.

Corporate and Other net sales totaled $37.5 million for 2016 and represent the net sales of the discontinued Misco Germany and rebate processing businesses.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, cooperative advertising funds classified as a reduction of cost of sales, free freight and freight discounting arrangements, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin.

The IPG segment gross margin declined 20 basis points in 2018 compared to prior year reflecting a moderate increase in product margins offset by a decline in freight margins. Product margin improvements were driven by a shift in sourcing mix towards stocked items, which typically have lower relative cost, and away from drop shipped products which typically have a higher relative cost. Freight margin erosion was primarily associated with an increase in carrier costs due to industry wide capacity constraints of trucks and drivers.

The IPG segment gross margin improved 190 basis points in 2017 compared to 2016 reflecting increased product and freight margins. Product margin improvements were driven by both an upward strategic pricing adjustment as well as a shift in sourcing from drop ship to in stock goods. In addition, the year over year improvement also reflects a negative inventory adjustment of $1.7 million recognized in the second quarter of 2016 which had been identified when converting the warehouse management system.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”), EXCLUDING SPECIAL CHARGES

Selling, distribution and administrative expenses totaled $245.2 million, $227.2 million and $226.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The IPG segment SD&A costs as a percentage of sales decreased in 2018 compared to 2017 by 60 basis points as a result of improved leverage within our fixed cost structure, good spend discipline in regards to marketing and general operating expenses and a net gain, of approximately $3.1 million, recorded in the fourth quarter of 2018 related to the settlement of previously disclosed state audits offset by an impairment charge against certain intangible assets. In absolute dollars IPG incurred increased salary and related costs including temporary help costs, of approximately $11.2 million due to increased labor costs associated with both compensation rate increases and increased staffing levels in our distribution centers in efforts to support increasing demand of our in-stock items, increased commission expenses associated with increased sales of our managed sales channels, and investments within our sales leadership and support function to help drive improved productivity of our account managers. IPG also incurred increased net internet advertising spend of $4.8 million and increased IT and contract services costs of approximately $5.2 million.

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

The Corporate and other segment SD&A costs decreased in 2018 compared to 2017 primarily related to decreased incentive compensation costs and legal and professional fees of approximately $2.6 million, the recovery of VAT escrow funds of approximately $0.4 million offset by approximately $1.0 million of incremental accrued expenses related to our previously announced CEO transition plan.

The Corporate and other segment SD&A costs decreased in 2017 compared to 2016 primarily related to the reduction in costs resulting from the sale of the rebate processing business and Misco Germany business in December 2016 and September 2016, respectively. These cost reductions more than offset the increased incentive compensation costs incurred of approximately $1.4 million when compared to prior year.

The discontinued NATG segment SD&A expenses reported within continuing operations for 2017 totaled $0.3 million primarily for utilities, telephone and legal fees and for 2016 totaled approximately $0.6 million primarily for utilities, telephone, repairs and maintenance costs.

SPECIAL GAINS AND CHARGES, CONTINUING AND DISCONTINUED OPERATIONS

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG businesses sold in December 2015 (see Note 1).

Total special gains and charges included in discontinued operations totaled $178.3 million, $30.6 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total special charges included in continuing operations totaled $0.8 million, $0.3 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

On August 31, 2018, the Company closed on the sale of its France-based IT value added reseller business to Bechtle AG. The
Company recorded a pre-tax book gain on the sale of the France business, which was reported within the discontinued operations of the Company's ETG segment, of approximately $178.9 million for the year ended December 31, 2018. The pre-tax book gain included proceeds from the sale of approximately $267.3 million, recorded in the third quarter of 2018, and a favorable purchase price adjustment of $0.7 million which was recorded in the fourth quarter of 2018. The sales price was offset by the $82.5 million of net assets sold, $1.5 million for accelerated amortization expense of restricted stock and stock options and by $5.1 million of transaction costs related to the sale. Of the expenses mentioned, $5.1 million of transaction costs required the use of cash. The Company may incur additional charges related to statutory tax indemnities given at closing. The Company is providing limited transition services to the France business for a period of up to six months, following the closing, under a transition services agreement.

The Company's NATG discontinued operations incurred special charges of approximately $1.4 million for the year ended December 31, 2018. These charges included approximately $2.5 million of lease reserves adjustments related to their leased facilities, of which $1.7 million was recorded in discontinued operations and $0.8 million recorded in continuing operations, and approximately $0.1 million of legal and professional fees related to the ongoing restitution proceedings offset by $1.0 million in restitution receipts from a former executive of NATG and $0.2 million in vendor settlement receipts.

In 2017 the Company incurred special charges of $30.9 million, of which $0.3 million was included in continuing operations within the discontinued NATG segment and $30.6 million was included in discontinued operations within the ETG and NATG segments.

The Company recorded a pre-tax book loss on the sale of the SARL Businesses, which was reported within the discontinued operations of the Company's ETG segment, of approximated $23.7 million for the year ended December 31, 2017, which included an $8.2 million loss on the sale of net assets, $14.4 million of cumulative translation adjustments, $1.1 million of legal, professional and other costs, $0.8 million recovery from settlement of an outstanding obligation related to the sale, $0.3 million of severance and other personnel costs and $0.5 million of costs related to a transitional services agreement. Of these charges previously mentioned, $1.4 million required the use of cash.

NATG discontinued operations incurred special charges of approximately $6.9 million throughout the year ended December 31, 2017, of which $6.2 million primarily related to updating our future lease cash flows and $0.7 million related to ongoing restitution proceedings against certain former NATG executives. Amounts that are unpaid at December 31, 2018 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying consolidated balance sheets.

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

NATG also incurred in 2016 approximately $1.3 million of professional costs, related to the ongoing restitution proceedings against certain former NATG executives and professional costs related to the investigation conducted at the request of the US Attorney for the Southern District of Florida.  These charges were offset by approximately $1.3 million received as a partial payment related to the investigation, settlement, prosecution, and restitution proceedings related to the former NATG executives, $1.1 million benefit related to the settlement of vendor obligations, $0.5 million received from auction proceeds from the sale of fixed assets and approximately $0.4 million received when the buyer of NATG exercised its option to acquire the consumer customer lists and related information of the NATG business.

The Company’s Corporate and other segment incurred special charges, reported within continuing operations, during 2016 of approximately $1.7 million related to the sale of certain assets of its German business, including customer relationships and the employees of its Misco Germany branch. The Germany operations charges incurred included approximately $1.0 million for lease termination costs (includes $0.3 million benefit related to previous rent accruals), $0.6 million for professional fees related to the sale and approximately $0.1 million for write off of inventory and fixed assets.

The Company's discontinued ETG segment recorded special charges in 2016 of $2.0 million related to impairment charges to goodwill and long-lived assets in the United Kingdom operations.

OPERATING MARGIN

IPG's operating margin increase of 40 basis points in 2018 compared to 2017 was driven by increased net sales, improved leverage within our fixed cost structure, good spend discipline in regards to marketing and general operating expenses and a net gain related to the settlement of previously disclosed state audits offset by an impairment charge against certain intangible assets.

IPG's operating margin increase of 400 basis points in 2017 compared to 2016 was driven by a combination of increased net sales, improved gross margin rate, lowered digital marketing spend, as well as savings from salary reductions realized from employee separation actions taken in the first quarter of 2017. These improvements and cost reductions were partially offset by increased variable compensation resulting from the improved financial performance of the business.

Consolidated operating margin was impacted by special charges of $0.8 million, $0.3 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

INTEREST AND OTHER EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $1.6 million income in 2018, primarily attributable to the interest earned on our short-term investments from the cash repatriated to the United States from the sale of the France business, net of interest charges related to our credit facility. The interest expense in 2017 and 2016 of $0.2 million and $0.3 million, respectively, are attributable to interest charges related to our credit facility.

INCOME TAXES

On December 22, 2017, the Tax Cut and Jobs Act ("TCJA") was enacted in the United States. The TCJA significantly changed U.S. corporate tax impacts by, among other things, lowering the corporate tax rate to 21% from 35% effective January 1, 2018, implementing a territorial tax system and imposing a one-time repatriation tax on previously untaxed, accumulated earnings of foreign subsidiaries. As a result of the new tax law, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 allows companies to record the tax impacts of the new law as provisional amounts during a measurement period of up to one year from the enactment date of the new law. The Company recognized a provisional amount for the one-time repatriation tax of approximately $5.2 million and included this amount in its consolidated financial statements for the year ended December 31, 2017. During 2018 the Company completed its accounting for the impacts of the TCJA and adjusted its provisional repatriation tax to approximately $4.5 million.

The Company recorded net tax expense in continuing operations for 2018 of $13.4 million and net tax expense in discontinued operations of $23.0 million. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and was benefited by approximately $1.5 million of stock option exercises and approximately $0.7 million from the favorable adjustment of estimated 2017 repatriation tax. Tax expense in discontinued operations is attributed to tax on the operations of the Company's French operations for the eight months of ownership in 2018 and U.S. tax on the sale of the French operations in 2018.

The Company recorded a net tax benefit from continuing operations for 2017 of $20.0 million and net tax expense from discontinued operations of $14.7 million. The net benefit from continuing operations was primarily attributed to a deferred tax remeasurment expense of approximately $10.3 million, a result of the tax rate change under the TCJA, which was more than offset by the reversal of valuation allowances against the Company's U.S. federal and state deferred tax assets and the utilization of net operating losses against pretax income.

The Company’s tax (benefit) expense from continuing operations for 2016 was $2.6 million and net tax expense from discontinued operations was $7.4 million.

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2018	2017	$ Change
Cash	$295.4	$184.5	$110.9
Accounts receivable, net	$84.1	$73.1	$11.0
Inventories	$107.3	$88.2	$19.1
Prepaid expenses and other current assets	$10.6	$3.3	$7.3
Accounts payable	$101.1	$108.1	$(7.0)
Dividend payable	$243.5	$55.7	$187.8
Accrued expenses and other current liabilities	$35.0	$38.5	$(3.5)
Working capital	$117.8	$178.3	$(60.5)

Historical Cash Flows

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities from continuing operations	$9.8	$44.1	$(30.2)
Net cash (used in) provided by operating activities from discontinued operations	$(32.1)	$1.5	$(27.2)
Net cash used in investing activities from continuing operations	$(4.5)	$(2.4)	$(1.7)
Net cash provided by (used in) investing activities from discontinued operations	$249.6	$(0.4)	$(1.0)
Net cash used in financing activities from continuing operations	$(115.0)	$(11.5)	$(4.0)
Net cash used in financing activities from discontinued operations	$0.0	$0.0	$(0.1)
Effects of exchange rates on cash	$3.1	$3.5	$(1.2)
Net increase (decrease) in cash and cash equivalents	$110.9	$34.8	$(65.4)

Our primary liquidity needs are to support working capital requirements in our business, funding recently declared and any future dividends, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, and funding acquisitions. In addition, we currently anticipate an expansion of our distribution footprint in the second half of 2019, including opening a new distribution center. We rely principally upon operating cash flows to meet these needs. We believe that cash flow available from these sources and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased $60.5 million primarily related to the declaration of the special dividend of $6.50 in December 2018, payable on January 3, 2019, offsetting the proceeds from the sale of the France business and increases in accounts receivable, inventory and prepaid balances compared to prior year. Accounts receivable days outstanding were at 34.0 in 2018 down from 34.6 in 2017. Inventory turns were 6.3 in 2018 compared to 6.0 in 2017 and accounts payable days outstanding were 66.3 in 2018 compared to 75.7 in 2017. We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $9.8 million resulting from changes in our working capital accounts, which used $56.1 million in cash compared to $6.7 million used in 2017, primarily the result of increased accounts receivable and inventory balances and the fluctuation in our accounts payable and accrued expenses balances. Cash generated from net income from continuing operations adjusted by other non-cash items provided $65.9 million compared to $50.8 million provided by these items in 2017, primarily related to the change in the provision for deferred income taxes. Net cash provided by operating activities from continuing operations was $44.1 million resulting from changes in our working capital accounts, which used $6.7 million in cash compared to $39.9 million used in 2016, primarily resulting from increased accounts receivable and inventory balances and the fluctuation in our accounts payable and accrued expenses balances. Cash generated from net income from continuing operations adjusted by other non-cash items provided $50.8 million compared to $9.7 million provided by these items in 2016, primarily resulting from the significant change in income from continuing operations and the change in the provision for deferred income taxes which reflects the reversal of certain valuation allowance account balances. Net cash used in operating activities from discontinued operations was $32.1 million in 2018. Net cash provided by discontinued operations was $1.5 million in 2017 and net cash used in discontinued operations was $27.2 million in 2016.

Investing Activities

Net cash used in investing activities from continuing operations totaled $4.5 million, $2.4 million and $1.7 million for 2018, 2017 and 2016, respectively. In 2018, investing activities primarily included costs for a warehouse lighting project, warehouse lift trucks and batteries, information technology equipment and leasehold improvements for the IPG segment. Net cash used in investing activities in 2017 included warehouse pick modules and mobile sales application software for the IPG segment. In 2016 investing activities included information and communication systems hardware and software, leasehold improvements and lift trucks for inventory and warehousing functions for IPG segment. Net cash provided by discontinued operations totaled $249.6 million in 2018 primarily from cash received on the sale of the France business of approximately $250.0 million, offset by $0.4 million of fixed asset purchases from the France business during the first eight months of 2018 compared to $0.4 million and $1.0 million used in 2017 and 2016, respectively.

Financing Activities

Net cash used in financing activities was $115.0 million, $11.5 million and $4.0 million in 2018, 2017 and 2016, respectively. In 2018, cash used in financing activities was primarily related to the special dividend and regular quarterly dividend payments in total of $109.3 million. These payments included $55.7 million dividend declared in December 2017 but paid in January 2018, the special dividend of $37.2 million paid in June 2018 and the regular quarterly dividends of $4.1 million for each of the four quarters of 2018. The Company also repurchased $9.1 million of treasury shares under the share repurchase program and repaid $0.1 million of outstanding capital lease obligations. Proceeds from stock option exercises of $5.4 million were offset by payments of payroll taxes on stock-based compensation through shares withheld of $1.9 million. In 2017, cash used in financing activities was primarily for dividends paid during 2017 totaling $13.0 million, $0.1 million used to repay outstanding capital lease obligations and $0.8 million used as payment of payroll taxes on stock-based compensation through shares withheld offset by $2.4 million from proceeds from stock option exercises. In 2016 cash used in financing activities was primarily related to dividends paid of $3.7 million and $0.3 million to repay outstanding capital lease obligations. Net cash used in financing activities from discontinued operations was zero for 2018 and 2017 and $0.1 million in 2016.

Stock Repurchase Program

On July 31, 2018 the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors. During the third quarter of 2018, the Company repurchased 232,550 common shares for approximately $9.1 million. Details of the purchase is as follows:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	232,550	$38.96	232,550	1,767,450

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution which has a five-year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBO”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2018, eligible collateral under the credit agreement was $75.0 million, total availability was $73.4 million, total outstanding letters of credit were $2.3 million, excess availability was $71.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2018.

Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, distribution and administrative costs, product mix and relative levels of domestic and foreign sales. Unusual gains or expense items, such as special (gains) charges and settlements, may impact earnings and are separately disclosed.  We expect that past performance may not be indicative of future performance due to the competitive nature of our business segments where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have minimal debt.

The expenses, capital expenditures and exit activities described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. In 2019 we anticipate capital expenditures in the range of $8.0 to $12.0 million, though at this time we are not contractually committed to incur these expenditures.  Within this spend, we currently anticipate an expansion of our distribution footprint in the second half of 2019, including opening a new distribution center. We anticipate that capital spend would return to more normalized historical levels upon the opening of a new facility.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of December 31, 2018, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2018 cash balances held in foreign subsidiaries totaled approximately $4.0 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $362 million of liquidity (cash and an undrawn line of credit) in the U.S. as of December 31, 2018, which is sufficient to fund its U.S. operations and capital needs, including any dividend payments, for the foreseeable future. Our cash position at December 31, 2018 does not reflect payment of our special dividend of $6.50 per share, which was payable on January 3, 2019. This dividend resulted in a total cash outlay of $243.5 million and was essentially funded by the sale of our France operations.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expires at various dates through 2032.  We have sublease agreements for unused space we lease in the United States and Germany.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, minimum rental payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2018 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$0.1	0.1	—	—	—

Non-cancelable operating leases	84.4	14.0	29.7	22.1	18.6

Purchase & other obligations	26.1	4.5	10.8	10.8	—

Total contractual obligations	$110.6	18.6	40.5	32.9	18.6

Our purchase and other obligations consist primarily of product purchase commitments, certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $2.3 million of standby letters of credit outstanding as of December 2018.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2018, the Company had no material uncertain tax positions.

Recent developments

In August 2018 the Company sold its France-based IT business to Bechtle AG. The sale was denominated on a cash-free, debt-free basis and included normalized working capital adjustments. Total cash provided from the sale, before tax and transaction expenses but inclusive of cash on hand in France, was approximately $270 million.

With the completion of the sale, Systemax currently operates its IPG business in North America, which is focused on industrial supplies and MRO, markets the Company has served since 1949. IPG sells private-label and brand-name industrial equipment and supplies to businesses throughout North America, primarily under the names Global Industrial in the U.S. and Global Industrial CA /Avenue in Canada.

Discontinued Operations. The sale of the France based IT business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a "strategic shift" with a major impact for the reporting entity. If an entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current year and all prior year results of the France based IT business are included in discontinued operations in the accompanying consolidated financial statements. For the year ended December 31, 2018, 2017 and 2016, net sales of the France business included in discontinued operations totaled $352.0 million, $473.6 million, and $417.2 million, respectively, and net gain from the sale of the France business and eight months of operating activity, totaled $175.8 million in 2018, and net income of $10.6 million and $13.0 million was included in discontinued operations in 2017 and 2016, respectively. For a discussion of the accounting for the sale of the France based IT business, see Note 1 and Note 2 to the consolidated financial statements included in Item 15 of this Form 10-K.

As disclosed in our Form 8-K dated March 31, 2017, on March 24, 2017, certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”). Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which includes its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The SARL Businesses were reported within the Company's European Technology Products Group ("ETG") segment. The sale of the SARL business met the “strategic shift with major impact” criteria as described above. For the years ended December 31, 2018, 2017 and 2016, net sales of the SARL Businesses included in discontinued operations totaled $0, $117.0 million and $509.8 million, respectively, and net income included in discontinued operations totaled $0.2 million in 2018, and net loss of $28.2 million and $24.8 million in 2017 and 2016, respectively. For a discussion of the accounting for the sale of the SARL Businesses, see Note 1 and Note 2 to the consolidated financial statements included in Item 15 of this Form 10-K.

Also included in Discontinued Operations is the Company’s former North American Technologies Group, which was sold in December 2015 and is winding down its operations. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations. The wind-down was substantially completed in the second quarter of 2016 and the Company continues with collecting accounts receivable, settling accounts payable, marketing remaining leased facilities, as well as,settling remaining lease obligations and other contingencies. These wind-down activities will continue in 2019. For the year ended December 31, 2018 and 2017, there were no net sales of the NATG business included in discontinued operations and for the year ended December 31, 2016, net sales of $11.8 million was included in discontinued operations. For the year ended December 31, 2018, 2017 and 2016, net loss from the NATG business included in discontinued operations totaled $0.8 million, $7.5 million and $24.7 million, respectively. For a discussion of the accounting and wind-down of the NATG business, see Note 1 and Note 2 to the consolidated financial statements included in Item 15 of this Form 10-K.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 15 of this Form 10-K. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ materially from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented. We identify below a number of policies that entail significant judgments or estimates, the assumptions and/or judgments used to determine those estimates and the potential effects on reported financial results if actual results differ materially from these estimates.

Revenue Recognition

The Company recognizes revenue from contracts with its customers utilizing the following steps:

•	Identifying the contract with the customer

•	Identifying the performance obligations under the contract

•	Determine the transaction price

•	Allocate transaction price to performance obligations, if necessary

•	Recognizing revenue as performance obligations are satisfied

The Company's invoice, and the terms and conditions of sale contained therein, constitutes the evidence of an arrangement and is a contract with the customer. The performance obligations are generally delivery of the products listed on the invoice and the transaction price for each product is listed. Allocation of transaction price is generally not needed. Performance obligations are satisfied, and revenue is recognized upon the shipment of goods from one of the Company’s distribution centers or drop shippers for most contracts or in certain cases revenue will be recognized upon delivery and acceptance by the customer. Customer acceptance occurs when the customer accepts the shipment. The Company's standard terms, provided on its invoices as well as on its websites, are included in communications with the customer and have standard payment terms of 30 days. Certain customers may have extended payment terms that have been pre-approved by the Company's credit department, but generally none extend longer than 120 days.
Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is presented net of sales taxes collected from customers and remitted to government authorities. Revenue is reduced for any early payment discounts or volume incentive rebates offered to customers.

The Company’s revenue is shown as “Net sales” in the accompanying Consolidated Statements of Operations and is measured as the determined transaction price, net of any variable consideration consisting primarily of rights to return product. The Company has elected to treat shipping and handling revenues as activities to fulfill its performance obligation. Billings for freight and shipping and handling are recorded in net sales and costs of freight and shipping and handling are recorded in cost of sales in the accompanying Consolidated Statements of Operations.

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2018.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates is sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.8 million at December 31, 2018 and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Allowance for Doubtful Accounts Receivable

We record an allowance for doubtful accounts to reflect our estimate of the collectability of our trade accounts receivable. Our allowance for doubtful accounts policy contains assumptions and judgments made by management related to collectability of aged accounts receivable and chargebacks from credit card sales. We evaluate the collectability of accounts receivable based on a combination of factors, including an analysis of the age of customer accounts and our historical experience with accounts receivable write-offs. The analysis also includes the financial condition of specific customers or industry, and general economic conditions.  In circumstances where we are aware of customer credit card charge-backs or a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts applicable to amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected is recorded.

Our estimates for the years ended December 31, 2018, 2017 and 2016 have not been materially different than our actual experience. While bad debt allowances have been within expectations, there can be no assurance that we will continue to experience the same allowance rate we have in the past particularly if business or economic conditions change or actual results deviate from historical trends.

Inventory Valuation

We value our inventories at the lower of cost or net realizable value; cost being determined on the first-in, first-out method. Excess and obsolete or unmarketable merchandise are written down based on historical experience, assumptions about future product demand and market conditions. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past. Our inventory reserve policy contains assumptions and judgments made by management related to inventory aging, obsolescence, credits that we may obtain for returned merchandise, shrink and customer demand.

Our inventory reserve estimates for the years ended December 31, 2018, 2017 and 2016 have not been materially different than our actual experience. However, if in the future our estimates are materially different than our actual experience we could have a material loss adjustment.

Goodwill and Intangible Assets

Our business acquisition activity results in the recording of goodwill and intangible assets as part of the purchase price allocation process. We apply the provisions of relevant accounting guidance in our valuation of goodwill, trademarks, domain names, client lists and other intangible assets. Relevant accounting guidance requires that goodwill and indefinite lived intangibles be reviewed at least annually for impairment or more frequently if indicators of impairment exist.

In the fourth quarter of each year the Company performs a qualitative assessment of its goodwill and intangible assets using the reporting units’ results, assumptions regarding future performance, strategic initiatives and overall economic factors to determine if impairment indicators exist and to assess if it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible assets are less than their carrying value. If there are indicators of impairment a quantitative impairment test may be necessary. In a quantitative test the Company compares the carrying value of the reporting unit or an indefinite-lived intangible asset with its fair value. Any excess of the carrying value over fair value is recorded as an impairment charge.

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

In the fourth quarter of 2018, the Company determined that it would no longer be using the trademark or domain name of C&H Distributors and wrote off the unamortized balance of that definite lived intangible asset of approximately $1.9 million.

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

We have approximately, in aggregate, $7.7 million in goodwill and intangible assets at December 31, 2018.  We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our remaining goodwill or intangible assets are impaired will change materially in the future. However, there can be no assurances that we will not incur impairment charges that are material in the future.

Long-lived Assets

Management exercises judgment in evaluating our long-lived assets for impairment and in their depreciation and amortization methods and lives including evaluating undiscounted cash flows. The impairment analysis for long lived assets requires management to make judgments about useful lives and to estimate fair values of long-lived assets. It may also require us to estimate future cash flows of related assets using a discounted cash flow model. Our estimates of future cash flows involve assumptions concerning future operating performance and economic conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. We have not made any material changes to our long-lived assets policy in the past four years and we do not anticipate making any material changes to this policy in the future.

In the fourth quarter of 2016, the Company, after conducting an evaluation of the long-lived assets in its United Kingdom operations, recorded an impairment charge of $1.7 million within ETG discontinued operations segment.

We do not believe it is reasonably likely that the estimates and assumptions used to determine long lived asset impairment will vary materially in the future. However, if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

Income Taxes

We are subject to taxation from federal, state and foreign jurisdictions and the determination of our tax provision is complex and requires significant management judgment.

We conduct operations in numerous U.S. states and several foreign locations. Our effective tax rate depends upon the geographic distribution of our pre-tax income or losses among locations with varying tax rates and rules. As the geographic mix of our pre-tax results among various tax jurisdictions changes, the effective tax rate may vary from period to period. We are also subject to periodic examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We establish as needed, and periodically reevaluate, an estimated income tax reserve on our consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While management believes that we have identified all reasonably identifiable exposures and whether or not a reserve is appropriate, it is possible that additional exposures exist and/or that exposures may be settled at amounts different than the amounts reserved. The determination of deferred tax assets and liabilities and any valuation allowances that might be necessary requires management to make significant judgments concerning the ability to realize net deferred tax assets. The realization of our net deferred tax assets is significantly dependent upon the generation of future taxable income. In estimating future taxable income there are judgments and uncertainties related to the development of forecasts of future results that may not be reliable. Significant management judgment is also necessary to evaluate the operating environment and economic conditions that exist to develop a forecast for a reporting unit. Where management has determined that it is more likely than not that some portion or the entire deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. We have not made any material changes to our income tax policy in the past four years and we do not anticipate making any material changes to this policy in the near future.

We do not believe it is reasonably likely that the estimates or assumptions used to determine our deferred tax assets and liabilities and related valuation allowances will change materially in the future. However, if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

Special charges

We have recorded reorganization, restructuring and other charges in the past and could in the future commence further reorganization, restructuring and other activities which result in recognition of charges to income.

The recording of reorganization, restructuring and other charges may involve assumptions and judgments about future costs and timing for amounts related to personnel terminations, stay bonuses, lease termination costs, lease sublet revenues, outplacement services, contract termination costs, asset impairments and other exit costs. Management may estimate these costs using existing contractual and other data or may rely on third-party expert data.
When we incur a liability related to these actions, we estimate and record all appropriate expenses. We do not believe it is reasonably likely that the estimates or assumptions used to determine our reorganization, restructuring and other charges will change materially in the future. However, if our estimates are materially different than our actual experience we could have a material gain or loss adjustment.

The Company recorded special charges of $0.8 million, $0.3 million and $3.9 million in continuing operations related to reorganization, restructuring and asset impairment and other charges for the year ended December 31, 2018, 2017 and 2016, respectively.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplemental Data, of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Canadian Dollars) as measured against the U.S. Dollar and each other.

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $4.2 million and pretax income would have fluctuated by approximately $0.05 million if average foreign exchange rates changed by 10% in 2018. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2018 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2018, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.   Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Systemax Inc.
Opinion on Internal Control over Financial Reporting
We have audited Systemax Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Systemax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 14, 2019 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
New York, NY
March 14, 2019

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1.	Consolidated Financial Statements of Systemax Inc.	Reference
	Reports of Ernst & Young LLP Independent Registered Public Accounting Firm	46
	Consolidated Balance Sheets as of December 31, 2018 and 2017	47
	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	48
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016	49
	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	50
	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2018, 2017 and 2016	52
	Notes to Consolidated Financial Statements	53

2	Financial Statement Schedule:

	The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

	Schedule II — Valuation and Qualifying Accounts	75

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 15.    Exhibits and Financial Statement Schedules.

3	Exhibits.

	Exhibit No.	Description

2.1
Share Purchase Agreement between Systemax Netherlands BV, as Seller, and Bechtle E-Commerce Holding AG, as Buyer dated as of July 30, 2018 (incorporated by reference to the Company’s report on Form 8-K dated July 30, 2018).

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
10.2
Lease Agreement, dated December 8, 2005, between Hamilton Business Center, LLC (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (the “Buford Lease”) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.3
First Amendment, to the Buford Lease, dated June 12, 2006, between Global Equipment Company Inc. (tenant) and Hamilton Business Center, LLC (landlord) (Buford, GA facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.4*
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

10.6
Lease Agreement, dated February 27, 2012, between PR I Washington Township NJ, LLC (landlord) and Global Equipment Company Inc. (tenant) (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

	10.7*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
10.8*
Employment Agreement, dated April 12, 2012, between the Company and Eric Lerner (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

10.9
Lease Agreement, dated December 10, 2014, between Prologis, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (Las Vegas, NV facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2014).

	10.10*	Amendment to the Term of the 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Supplemental Proxy Material filed May 18, 2015).
10.11
Third Amended and Restated Credit Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).

10.12
Third Amended and Restated Pledge and Security Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).

10.13
Amended and Restated Lease dated December 14, 2016, by and between Global Equipment Company Inc. (tenant) and Addwin Realty Associates, LLC (landlord) (Port Washington, NY facility) (incorporated by reference to the Company’s report on Form 8-K dated December 16, 2016).

10.14*	Employment Agreement, dated October 5, 2018, between the Company and Barry Litwin (filed herewith).
10.15*	Systemax Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed November 2, 2018).
10.16*	Separation Agreement and Release dated October 5, 2018 between the Company and Lawrence P. Reinhold (filed herewith).
10.17*	Consulting Agreement, dated January 7, 2019 between the Company and Lawrence P. Reinhold (filed herewith).
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of January 2019) (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ BARRY LITWIN

Barry Litwin
Chief Executive Officer

Date: March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Executive Chairman and Director	March 14, 2019
Richard Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	March 14, 2019
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 14, 2019
Robert Leeds

/s/ BARRY LITWIN	Chief Executive Officer	March 14, 2019
Barry Litwin	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Vice President and Chief Financial Officer	March 14, 2019
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 14, 2019
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT ROSENTHAL	Director	March 14, 2019
Robert Rosenthal

/s/ CHAD LINDBLOOM	Director	March 14, 2019
Chad Lindbloom

/s/ LAWRENCE REINHOLD	Director	March 14, 2019
Lawrence Reinhold

/s/ PAUL PEARLMAN	Director	March 14, 2019
Paul Pearlman

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Systemax Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Systemax Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2005.
New York, NY
March 14, 2019

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2018	2017
ASSETS:
Current assets:
Cash	$295.4	$184.5
Accounts receivable, net of allowances of $6.6 and $8.5	84.1	73.1
Inventories	107.3	88.2
Prepaid expenses and other current assets	10.6	3.3
Current assets of discontinued operations	0.0	145.0
Total current assets	497.4	494.1

Property, plant and equipment, net	14.9	14.0
Deferred income taxes	8.9	20.1
Goodwill and intangibles	7.7	10.6
Other assets	1.1	1.1
Long term assets of discontinued operations	0.0	11.5
Total assets	$530.0	$551.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$101.1	$108.1
Dividend payable	243.5	55.7
Accrued expenses and other current liabilities	35.0	38.5
Current liabilities of discontinued operations	0.0	113.5
Total current liabilities	379.6	315.8

Deferred income tax liability	0.1	0.1
Other liabilities	12.6	19.9
Long term liabilities of discontinued operations	0.0	3.8
Total liabilities	392.3	339.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,861,992 and 38,861,992 shares; outstanding 37,335,467 and 37,093,774 shares	0.4	0.4
Additional paid-in capital	187.0	186.5
Treasury stock at cost —1,526,525 and 1,768,218 shares	(25.1)	(21.8)
Retained earnings	(27.6)	44.8
Accumulated other comprehensive income	3.0	1.9
Total shareholders’ equity	137.7	211.8

Total liabilities and shareholders’ equity	$530.0	$551.4

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$896.9	791.8	$753.1
Cost of sales	589.2	518.6	514.9
Gross profit	307.7	273.2	238.2
Selling, distribution and administrative expenses	245.2	227.2	226.3
Special charges, net	0.8	0.3	3.9
Operating income from continuing operations	61.7	45.7	8.0
Foreign currency exchange loss	0.4	0.0	1.2
Interest and other (income) expense, net	(1.6)	0.2	0.3
Income from continuing operations before income taxes	62.9	45.5	6.5
(Benefit) provision for income taxes	13.4	(20.0)	2.6
Net income from continuing operations	49.5	65.5	3.9
Income (loss) from discontinued operations, net of tax	175.2	(25.1)	(36.5)
Net income (loss)	$224.7	$40.4	$(32.6)

Net income per common share from continuing operations:
Basic	$1.34	$1.77	$0.10
Diluted	$1.31	$1.74	$0.10
Net income (loss) per common share from discontinued operations:
Basic	$4.69	$(0.68)	$(0.98)
Diluted	$4.62	$(0.67)	$(0.98)
Net income (loss) per common share:
Basic	$6.03	$1.09	$(0.88)
Diluted	$5.93	$1.07	$(0.88)

Weighted average common and common equivalent shares:
Basic	37.2	37.0	37.2
Diluted	37.9	37.6	37.2

Dividends declared	7.94	1.85	0.10

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$224.7	$40.4	$(32.6)
Other comprehensive income (loss):
Foreign currency translation	(3.0)	8.2	(4.9)
Total comprehensive income (loss)	$221.7	$48.6	$(37.5)

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$49.5	$65.5	$3.9
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4.5	4.6	4.5
Asset impairment and other non-cash benefit	1.9	0.0	(0.2)
(Benefit) provision for deferred income taxes	8.4	(21.9)	1.1
Provision for returns and doubtful accounts	0.7	1.0	3.1
Compensation expense related to equity compensation plans	0.9	1.6	1.6
Gain on dispositions and abandonment	0.0	0.0	(4.3)

Changes in operating assets and liabilities:
Accounts receivable	(11.9)	(6.7)	38.5
Inventories	(19.4)	(5.0)	16.3
Prepaid expenses and other current assets	(2.4)	0.9	5.5
Income taxes payable (receivable)	(5.4)	0.0	0.4
Accounts payable	(6.6)	4.7	(88.0)
Accrued expenses and other current liabilities	(10.4)	(0.6)	(12.6)
Net cash provided by (used in) operating activities from continuing operations	9.8	44.1	(30.2)
Net cash (used in) provided by operating activities from discontinued operations	(32.1)	1.5	(27.2)
Net cash (used in) provided by operating activities	(22.3)	45.6	(57.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4.5)	(2.5)	(2.2)
Proceeds from disposals of property, plant and equipment	0.0	0.1	0.5
Net cash used in investing activities from continuing operations	(4.5)	(2.4)	(1.7)
Net cash provided by (used in) investing activities from discontinued operations	249.6	(0.4)	(1.0)
Net cash provided by (used in) investing activities	245.1	(2.8)	(2.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(0.1)	(0.1)	(0.3)
Dividends paid	(109.3)	(13.0)	(3.7)
Proceeds from issuance of common stock	5.4	2.4	0.0
Payment of payroll taxes on stock-based compensation through shares withheld	(1.9)	(0.8)	0.0
Repurchase of treasury shares	(9.1)	0.0	0.0
Net cash used in financing activities from continuing operations	(115.0)	(11.5)	(4.0)
Net cash used in financing activities from discontinued operations	0.0	0.0	(0.1)
Net cash used in financing activities	(115.0)	(11.5)	(4.1)

EFFECTS OF EXCHANGE RATES ON CASH	3.1	3.5	(1.2)

NET INCREASE (DECREASE) IN CASH	110.9	34.8	(65.4)
CASH – BEGINNING OF YEAR	184.5	149.7	215.1

CASH – END OF YEAR	$295.4	$184.5	$149.7
Supplemental disclosures:

Interest paid	$0.2	$0.4	$0.7
Income taxes paid	$36.6	$5.8	$5.8
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of equipment through capital leases	$0.0	$0.3	$0.0

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2015	36,873	$0.4	$184.4	$(24.5)	$109.4	$(15.8)	$253.9
Stock-based compensation expense			1.7				1.7
Issuance of restricted stock	51		(0.6)	0.6			0.0
Dividends					(3.7)		(3.7)
Change in cumulative translation adjustment						(4.9)	(4.9)
Net loss					(32.6)		(32.6)
Balances, December 31, 2016	36,924	$0.4	$185.5	$(23.9)	$73.1	$(20.7)	214.4
Stock-based compensation expense			1.6				1.6
Issuance of restricted stock	68		(0.8)	0.8			0.0
Stock withheld for employee taxes	(48)		(0.3)	(0.5)			(0.8)
Cancellation of restricted shares	(8)		0.0	(0.1)			(0.1)
Proceeds from issuance of common stock	158		0.5	1.9			2.4
Dividends					(68.7)		(68.7)
Discontinued European entities cumulative translation adjustment						14.4	14.4
Change in cumulative translation adjustment						8.2	8.2
Net income					40.4		40.4
Balances, December 31, 2017	37,094	$0.4	$186.5	$(21.8)	$44.8	$1.9	$211.8
Stock-based compensation expense			2.8				2.8
Issuance of restricted stock	117		(1.7)	1.7			0.0
Stock withheld for employee taxes	(62)		0.0	(1.9)			(1.9)
Proceeds from issuance of common stock	419		(0.6)	6.0			5.4
Dividends					(297.1)		(297.1)
Repurchase of treasury shares	(233)			(9.1)			(9.1)
Discontinued France operations cumulative translation adjustment						4.1	4.1
Change in cumulative translation adjustment						(3.0)	(3.0)
Net income					224.7		224.7
Balances, December 31, 2018	37,335	$0.4	$187.0	$(25.1)	$(27.6)	$3.0	$137.7

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. Prior to August 31, 2018, the Company operated and was internally managed in two reportable business segments— Industrial Products Group (“IPG”) and Europe Technology Products Group (“ETG”), the Company's France operations.  As detailed below, the Company sold its France-based IT value added reseller business on August 31, 2018 and, now, the Company's operations are its IPG businesses in North America, which focus on industrial supplies and MRO (maintenance, repair and operations) markets the Company has served since 1949. Smaller business operations and corporate functions are aggregated and reported as the additional segment – Corporate and Other (“Corporate”).

As disclosed in our Form 8-K dated August 31, 2018, the Company closed on the sale of its France-based IT value added reseller business to Bechtle AG. The sale was denominated on a cash-free, debt-free basis and included normalized working capital adjustments. The Company recorded a pre-tax book gain on the sale of the France business, which was reported within the discontinued operations of the Company's ETG segment, of approximately $178.9 million for the year ended December 31, 2018. The pre-tax book gain included proceeds from the sale of approximately $267.3 million, recorded in the third quarter of 2018 and a favorable purchase price adjustment of $0.7 million was recorded in the fourth quarter of 2018. The sales price was offset by the $82.5 million of net assets sold, $1.5 million for accelerated amortization expense of restricted stock units and stock options and by $5.1 million of deal transaction costs related to the sale. Of the expenses mentioned, $5.1 million required the use of cash. The Company may incur additional charges related to statutory tax indemnities given at closing. The Company is providing limited transition services to the France business for a period of up to six months, following the closing, under a transition services agreement.

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

The sale of the France business and SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.   Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current and prior year results of the France business and SARL Businesses are included in discontinued operations in the accompanying consolidated financial statements.

Net sales of the France business, included within discontinued operations, totaled $352.0 million, $473.6 million and $417.2 million in 2018, 2017 and 2016, respectively. Net gain from the sale of the France business and eight months of operating activity, included within discontinued operations, totaled $175.8 million in 2018, and net income from the France business, included in discontinued operations, was $10.6 million and $13.0 million in 2017 and 2016, respectively.

Net sales of the SARL Businesses, included within discontinued operations, totaled $0, $117.0 million and $509.8 million in 2018, 2017 and 2016 respectively, and net income included in discontinued operations totaled $0.2 million in 2018, and net loss of $28.2 million and $24.8 million in 2017 and 2016, respectively.

Also included in discontinued operations is the Company's former North American Technology Products Group ("NATG"), which was sold in December 2015. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations. The wind-down was substantially completed in the second quarter of 2016 and the Company continues with collecting accounts receivable, settling accounts payable, marketing remained leased facilities, as well as, settling remaining lease obligations and other contingencies. These wind-down activities will continue in 2019. For the year ended December 31, 2018, 2017, and 2016, net sales of the NATG business included in discontinued operations totaled $0, $0, $11.8 million, respectively, and net loss included in discontinued operations totaled $0.8 million, $7.5 million and $24.7 million, respectively.

During 2018 the Company's IPG segment recorded a net gain of $3.1 million related to the settlement of previously disclosed state audits offset by an impairment charge resulting from the decision to abandon the trade and domain names of C&H Distributors.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Systemax”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications -  Certain prior year amounts were reclassified to conform to current year presentation. With the sale of the France business in August 2018, the results of the Misco Germany operations, which had been reported as part of the ETG segment are now presented in the Corporate and Other segment.

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The full year of 2018, 2017 and 2016 included 52 weeks.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, product returns liabilities, inventory reserves, allowances for cooperative advertising, vendor drop shipments, the carrying value of long‑lived assets (including goodwill and intangible assets), capitalization and amortization of software development costs, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, sub-rental lease income, litigation and related legal accruals and the value attributed to employee stock options and other stock‑based awards.

Foreign Currency Translation — The Company has operations in foreign countries. The functional currency of each foreign country is the local currency.  The financial statements of the Company’s foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for assets and liabilities, year to date average exchange rates for the statement of operations items and historical rates for equity accounts. Translation gains or losses are recorded as a separate component of shareholders’ equity.

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

Evaluation of Long-lived Assets — Long-lived assets are assets used in the Company’s operations and include definite-lived intangible assets, leasehold improvements, warehouse and similar property used to generate sales and cash flows.  Long-lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured. If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.

In the fourth quarter of 2016, an impairment charge of approximately $1.7 million was recorded within ETG discontinued operations segment in the United Kingdom as a result of negative cash flows in the business.

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

In the fourth quarter of 2018, the Company determined that it would no longer be using the trademark or domain name of C&H Distributors and wrote off the unamortized balance of that definite lived intangible asset of approximately $1.9 million. In December 2016, the Company conducted an evaluation of the intangible assets in its ETG discontinued operations segment and IPG segment and concluded that assets were impaired in the United Kingdom and Mexico operations and impairment charges of approximately $0.3 million and $0.1 million, respectively, were recorded in the fourth quarter.

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

Revenue Recognition and Accounts Receivable —In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The new standard was required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company adopted the new standard using the modified-retrospective approach beginning on January 1, 2018. There was no material impact to total revenues in our consolidated statements of operations, accounting policies, business processes or internal controls as a result of this adoption. See Note 3 to the consolidated financial statements.

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

Net advertising expenses were $70.4 million, $67.0 million and $71.4 million during 2018, 2017 and 2016, respectively, and are included in the accompanying consolidated statements of operations within continuing and discontinued operations.  Of the previously mentioned amounts, ETG discontinued operations net advertising expenses totaled $1.1 million, $2.2 million and $3.6 million during 2018, 2017 and 2016, respectively. NATG discontinued operations net advertising expenses totaled $0, $0.3 million and $1.5 million during 2018, 2017 and 2016, respectively. For 2017 and 2016 NATG advertising expense was primarily related to the wind down of outstanding accounts.

The Company utilizes advertising programs to drive traffic to its websites, support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, distribution and administrative expenses totaled $3.3 million, $5.8 million and $6.4 million during 2018, 2017 and 2016, respectively.  Of the previously mentioned amounts, ETG discontinued operations amount of vendor consideration was $2.0 million, $4.7 million and $6.3 million during 2018, 2017 and 2016, respectively. NATG discontinued operations vendor consideration for 2016 was $0.9 million in costs due primarily to vendor balance reconciliations.

Stock Based Compensation — In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under this guidance, a company should account for the effects of a modification unless all of the following are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be applied prospectively to awards modified on or after the adoption date. This standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018 and its adoption did not materially impact the Company's consolidated financial position or results of operations when implemented in the first quarter of 2018. Due to the sale of the France business in August 2018, the Company accelerated the vesting of certain stock options and recorded additional compensation expense of approximately $0.3 million, which was recorded within ETG discontinued operations.

The fair value of employee share options is recognized in expense over the vesting period of the options, using the graded attribution method.  The fair value of employee share options is determined on the date of grant using the Black-Scholes option pricing model. The Company has calculated its dividend yield by dividing the annualized regular quarterly dividend by the current stock price at grant date. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award.

Net Income (Loss) Per Common Share – Net income per common share - basic is calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two-class method of computing earnings per share. The two-class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.5 million and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million for the year ended December 31, 2018. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.4 million and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million for the year ended December 31, 2017. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was de minimis and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.3 million for the year ended December 31, 2016.   The weighted average number of stock options and restricted stock awards outstanding excluded from the computation of diluted income per share was de minimis, 0.04 million shares, and 1.3 million shares for the years ended December 31, 2018, 2017 and 2016, respectively, due to their antidilutive effect.

Employee Benefit Plans – The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service.  The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $1.2 million in 2018, $0.7 million in 2017 and $0.4 million in 2016, respectively.

Fair Value Measurements – Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable.  The Company estimates the fair value of financial instruments based on interest rates available to the Company.  At December 31, 2018 and 2017, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.  The Company’s debt is considered to be representative of its fair value because of its variable interest rate. The weighted average interest rate on short-term borrowings was 5.7% in 2018 and 4.7% in 2017 and 2016.

The fair value of goodwill, non-amortizing intangibles and long-lived assets is measured in connection with the Company’s annual impairment testing as discussed above.

Significant Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable.  The Company’s excess cash balances are invested with money center banks.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base.  The Company also performs on-going credit evaluations and maintains allowances for potential losses as warranted.

The Company purchases substantially all of its products and components directly from both large and small manufacturers as well as large wholesale distributors.  No supplier accounted for 10% or more of our product purchases for continuing operations in 2018, 2017 and 2016. Most private label products are manufactured by third parties to our specifications.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method, in addition to the existing transition method, the modified retrospective approach, to adopt the new leases standard by allowing entities to initially apply the new leases standard, ASU 2016-02, Leases (Topic 842), at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply. An entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP. ASU 2016-02 related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all of its leases. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. The Company adopted the new guidance on January 1, 2019, utilizing the modified retrospective transition method that allows for a cumulative-effect adjustment in the period of adoption, and does not plan to restate prior periods. Additionally, the Company has elected the package of transitional practical expedients which allows an entity not to reassess whether expired or existing contracts contain leases, lease classification of expired or existing leases, and whether previously capitalized initial direct costs would qualify for capitalization under the new guidance. As guidance allows, the Company has elected as an accounting policy not to consider short term leases, those with less than 12 months of duration, as right of use assets.

Upon adoption, the Company's right of use assets and corresponding lease liabilities are estimated at approximately $52 million to $57 million and $62 million to $67 million, respectively.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU 2014-09. The Company adopted the new guidance effective January 1, 2019 and does not anticipate a material impact to total expenses in the consolidated statements of operations.

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

3.	REVENUE

As a result of the sale of the Company's France business, the Company’s revenue generated by its operating subsidiaries is now comprised of sales of MRO products as well as other industrial and business supplies that are sold by the IPG. Information and communications technology (“ICT”) products that were sold by ETG are now reported within discontinued operations. IPG also has revenues from related activities, such as freight and, to a lesser extent, services.

The Company recognizes revenue from contracts with its customers utilizing the following steps:

•	Identifying the contract with the customer

•	Identifying the performance obligations under the contract

•	Determine the transaction price

•	Allocate transaction price to performance obligations, if necessary

•	Recognizing revenue as performance obligations are satisfied

The Company's invoice, and the terms and conditions of sale contained therein, constitutes the evidence of an arrangement and is the contract with the customer. The performance obligations are generally delivery of the products listed on the invoice and the transaction price for each product is listed. Allocation of transaction price is generally not needed. Performance obligations are satisfied, and revenue is recognized upon the shipment of goods from one of the Company’s distribution centers or drop shippers for most contracts or in certain cases revenue will be recognized upon delivery and acceptance by the customer. Customer acceptance occurs when the customer accepts the shipment. The Company's standard terms, provided on its invoices as well as on its websites, are included in communications with the customer and have standard payment terms of 30 days. Certain customers may have extended payment terms that have been pre-approved by the Company's credit department, but generally none extend longer than 120 days.
Provisions for sales returns and allowances are estimated based on historical data and are recorded concurrently with the recognition of revenue. These provisions are reviewed and adjusted periodically by the Company. Revenue is presented net of sales taxes collected from customers and remitted to government authorities. Revenue is reduced for any early payment discounts or volume incentive rebates offered to customers.

The Company’s revenue is shown as “Net sales” in the accompanying Consolidated Statements of Operations and is measured as the determined transaction price, net of any variable consideration consisting primarily of rights to return product. The Company has elected to treat shipping and handling revenues as activities to fulfill its performance obligation. Billings for freight and shipping and handling are recorded in net sales and costs of freight and shipping and handling are recorded in cost of sales in the accompanying Consolidated Statements of Operations.

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2018.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical return rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.8 million at December 31, 2018 and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Disaggregation of Revenues

IPG serves customers in diverse geographies, which are subject to different economic and industry factors. The Company's presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The following table presents the Company's revenue, from continuing operations, by reportable segment and by geography for the year ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Net sales:
IPG MRO products and industrial supplies-United States	$854.6	$759.4	$692.3
IPG MRO products and industrial supplies-Canada	42.3	32.4	26.9
Corporate and other - Germany	0.0	0.0	33.9
Consolidated	$896.9	$791.8	$753.1

4.    DISPOSITIONS AND SPECIAL (GAINS) CHARGES

On August 31, 2018, the Company closed on the sale of its France-based IT value added reseller business to Bechtle AG. The Company recorded a pre-tax book gain on the sale of the France business, which was reported within the discontinued operations of the Company's ETG segment, of approximately $178.9 million for the year ended December 31, 2018. The pre-tax book gain included proceeds from the sale of approximately $267.3 million, recorded in the third quarter of 2018, and a favorable purchase price adjustment of $0.7 million which was recorded in the fourth quarter of 2018. The sales price was offset by the $82.5 million of net assets sold, $1.5 million for accelerated amortization expense of restricted stock and stock options and by $5.1 million of deal transaction costs related to the sale. Of the expenses mentioned, $5.1 million of deal transaction costs required the use of cash. The Company may incur additional charges related to statutory tax indemnities given at closing. The Company is providing limited transition services to the France business for a period of up to six months, following the closing, under a transition services agreement.

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (see Note 1).

The Company's NATG discontinued operations incurred special charges of approximately $1.4 million for the year ended December 31, 2018. These charges included approximately $2.5 million of lease reserves adjustments related to their leased facilities, of which $1.7 million was recorded in discontinued operations and $0.8 million recorded in continuing operations. Additional legal and professional fees incurred during the year of $0.1 million related to the ongoing restitution proceedings were recorded in discontinued operations offset by $1.0 million in restitution receipts from a former executive of NATG and $0.2 million in vendor settlement receipts.

Below is a summary of the impact on net sales, net income (loss) and net income (loss) per share from discontinued operations for the years ended December 31, 2018, 2017 and 2016.

Pretax income (loss) of Discontinued operations to the Net loss of discontinued operations is as follows:

	Year Ended December 31,
	2018	2017	2016
Net sales	$352.0	$590.6	$938.8
Cost of sales	295.8	498.3	809.1
Gross profit	56.2	92.3	129.7
Selling, distribution and administrative expenses	36.5	74.7	146.9
Pre-tax book gain on sale of France business	(178.9)	0.0	0.0
Special charges, net	0.6	30.6	11.5
Operating income (loss) from discontinued operations	198.0	(13.0)	(28.7)
Foreign currency exchange (income) loss	(0.2)	0.8	0.1
Interest and other expense (income), net	0.0	0.3	0.3
Income (loss) of discontinued operations before income taxes	198.2	(14.1)	(29.1)
Provision for income tax	23.0	11.0	7.4
Net income (loss) from discontinued operations	$175.2	$(25.1)	$(36.5)
Net income (loss) per share - basic	$4.69	$(0.68)	$(0.98)
Net income (loss) per share - diluted	$4.62	$(0.67)	$(0.98)

In 2017 the Company incurred special charges of $30.9 million, of which $0.3 million was included in continuing operations within the NATG segment and $30.6 million was included in discontinued operations within the ETG and NATG segments.

The Company recorded a pre-tax book loss on the sale of the SARL Businesses, which was reported within the discontinued operations of the Company's ETG segment, of approximated $23.7 million for the year ended December 31, 2017, which included an $8.2 million loss on the sale of net assets, $14.4 million of cumulative translation adjustments, $1.1 million of legal, professional and other costs, $0.8 million recovery from settlement of an outstanding obligation related to the sale, $0.3 million of severance and other personnel costs and $0.5 million of costs related to a transitional services agreement. Of these charges previously mentioned, $1.4 million required the use of cash.

NATG discontinued operations incurred special charges of approximately $6.9 million throughout the year ended December 31, 2017, of which $6.2 million primarily related to updating our future lease cash flows and $0.7 million related to ongoing restitution proceedings against certain former NATG executives. Amounts that are unpaid at December 31, 2018 are recorded in Accrued expenses and other current liabilities and Other liabilities in the accompanying consolidated balance sheets.

The following table details the liabilities related to the sold NATG segment's leases and other costs and liabilities that remain from the sold Misco Germany business (Corporate) for 2018 (in millions):

	Corporate – Lease liabilities and other costs	NATG – Lease liabilities and other exit costs	Total
Balance January 1, 2018	$1.2	$19.0	$20.2
Charged to expense	0.0	2.5	2.5
Paid or otherwise settled	(0.3)	(15.3)	(15.6)
Balance December 31, 2018	$0.9	$6.2	$7.1

The following table details the liabilities related to the sold ETG segment's severance and other costs recorded within discontinued operations, NATG segment's leases and other costs and liabilities that remain from the sold Misco Germany business (Corporate) for 2017 (in millions):

	ETG - Workforce Reductions and Personnel Costs	Corporate – Lease liabilities and other costs	NATG – Lease liabilities and other exit costs	Total
Balance, January 1, 2017	$0.0	$1.2	$19.3	$20.5
Charged to expense	0.3	0.0	6.5	6.8
Paid or otherwise settled	(0.3)	0.0	(6.8)	(7.1)
Balance, December 31, 2017	$0.0	$1.2	$19.0	$20.2

5.    GOODWILL AND INTANGIBLES

Goodwill and indefinite-lived intangible assets:

The following table provides information related to the carrying value of goodwill (in millions):

	December 31,
	2018	2017
Balance, January 1	$5.5	$7.6
Reclassified to discontinued operations due to sale	0.0	(2.1)
Balance, December 31	$5.5	$5.5

Due to the sale of the France operations on August 31, 2018, the Company has reclassified $2.1 million of goodwill at December 31, 2017, to long-term assets from discontinued operations.

In 2017, in the discontinued ETG segment, $1.8 million of trademarks that were considered definite-lived intangibles in the prior year were reclassified to indefinite lived based upon changes in circumstances. Due to the sale of the France operations on August 31, 2018, the Company has reclassified $1.8 million of trademarks at December 31, 2017, to long-term assets from discontinued operations. The following table provides information related to the carrying value of indefinite lived intangibles as of December 31, 2018 and 2017, respectively (in millions):

	December 31,
	2018	2017
Balance, January 1	$0.7	$0.7
France trademark	0.0	1.8
Reclassified to discontinued operations due to sale	0.0	(1.8)
Balance, December 31	$0.7	$0.7

Definite-lived intangible assets:

Due to the sale of the France operations on August 31, 2018, the Company has reclassified $0.3 million of client lists and accumulated amortization of $0.3 million at December 31, 2017, to long-term assets from discontinued operations.

The following table summarizes information related to definite-lived intangible assets as of December 31, 2018 (in millions):

	December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$0.8	$1.2	6.1
Leases	3-6 yrs	0.8	0.5	0.3	1.9
Domain name	5 yrs	3.4	3.4	0.0	0.0
Total		$6.2	$4.7	$1.5	5.2

The following table summarizes information related to definite-lived intangible assets as of December 31, 2017 (in millions):

	December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$0.6	$1.4	7.0
Leases	3-6 yrs	0.8	0.4	0.4	3.1
Domain name	5 yrs	3.4	0.8	2.6	3.8

Total		$6.2	$1.8	$4.4	4.8

The aggregate amortization expense for these intangibles was approximately $2.9 million in 2018. This includes approximately $1.9 million of impairment charges recorded within the IPG segment, in selling, distribution and administrative expenses, resulting from the decision to abandon the trademark and domain name of C&H Distributors. The estimated amortization for future years ending December 31 is as follows (in millions):

2019	$0.3
2020	0.3
2021	0.3
2022	0.2
2023 and after	$0.4
Total	$1.5

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2018	2017
Land improvements	$0.8	$0.8
Furniture and fixtures, office, computer and other equipment and software	38.6	43.6
Leasehold improvements	15.9	14.5
	55.3	58.9
Less accumulated depreciation and amortization	40.4	44.9
Property, plant and equipment, net	$14.9	$14.0

Due to the sale of the France operations in August 31, 2018, net property, plant and equipment, at December 31, 2017, of $1.1 million, have been reclassified to long term assets of discontinued operations on the consolidated balance sheets.

Included in property, plant and equipment are assets under capital leases, as follows (in millions):

	December 31,
	2018	2017
Office, computer and other equipment	$4.9	$6.0
Less: Accumulated amortization	4.7	5.6
	$0.2	$0.4

Depreciation charged to continuing operations for property, plant and equipment including capital leases in 2018, 2017, and 2016 was $3.5 million, $3.6 million and $3.8 million, respectively.  ETG and NATG discontinued operations total depreciation expense was $0.3 million, $0.7 million and $3.6 million, for 2018, 2017 and 2016, respectively.

7.    CREDIT FACILITIES

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five-year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2018, eligible collateral under the credit agreement was $75.0 million, total availability was $73.4 million, total outstanding letters of credit were $2.3 million, total excess availability was $71.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2018.

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2018	2017
Payroll and employee benefits	$12.0	$11.3
Advertising	5.5	6.0
Sales and VAT tax payable	2.8	2.3
Freight	4.9	3.9
Reorganization costs	2.0	8.1
Income taxes payable	0.0	0.3
Product returns liability	1.8	0.0
Other	6.0	6.6
	$35.0	$38.5

9.    SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has two equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 1999 Long-term Stock Incentive Plan, as amended (“1999 Plan”) - This plan was adopted in October 1999 with substantially the same terms and provisions as the 1995 Long-term Stock Incentive Plan. The number of shares that may be granted under this plan to a maximum of 7,500,000. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year and 3,000,000 in total. The ability to grant new awards under this plan ended on December 31, 2009 but awards granted prior to such date continue until their expiration.  A total of 50,000 options were outstanding under this plan as of December 31, 2018.

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April 2010 with substantially the same terms and provisions as the 1999 Long-term Stock Incentive Plan. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 546,148 options and 132,484 restricted stock units were outstanding under this plan as of December 31, 2018.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in continuing operations (selling, distribution and administrative expense) for 2018, 2017 and 2016 was $0.3 million, $1.1 million, and $0.7 million respectively. ETG compensation cost related to non-qualified stock options recognized in discontinued operations was $0.4 million in 2018, primarily related to the acceleration of stock options due to the sale of the France business of approximately $0.3 million, de minimis compensation cost in 2017 and $0.1 million in 2016. NATG segment’s compensation cost related to non-qualified stock options was de minimis in 2016. The related future income tax benefits recognized for 2018, 2017 and 2016 were $0.1 million, $0.2 million and $0.3 million, respectively.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2018, 2017 and 2016:

	2018	2017	2016
Expected annual dividend yield	1.4%	2.4%	—%
Risk-free interest rate	2.94%	2.26%	1.64%
Expected volatility	48.0%	48.9%	44.4%
Expected life in years	5.2	4.0	7.1

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2018		2017		2016
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	1,001,300	$11.58	1,410,250	$12.57	954,625	$15.98
Granted	17,550	$31.66	10,000	$24.36	670,000	$8.43
Exercised	(400,203)	$12.18	(138,450)	$13.49	0	$0.00
Canceled or expired	(22,499)	$15.24	(280,500)	$16.04	(214,375)	$14.86
Outstanding at end of year	596,148	$11.64	1,001,300	$11.58	1,410,250	$12.57

Options exercisable at year end	341,515		588,802		750,250
Weighted average fair value per option granted during the year	$12.87		$10.69		$3.94

The total intrinsic value of options exercised was $9.5 million in 2018 and $1.3 million in 2017 and de minimis in 2016.

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2018:

Range of Exercise Prices			Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$10.00	366,043	$8.54	7.52	$5.5
$10.01	to	$15.00	126,250	$13.57	2.05	1.3
$15.01	to	$20.00	79,348	$18.73	3.17	0.4
$20.01	to	$25.00	0	$0.00	0	0.0
$25.01	to	$30.00	0	$0.00	0	$0.0
$30.01	to	$31.66	17,550	$31.66	9.77	$0.0
$5.00	to	$31.66	589,191	$11.68	5.83	$7.2

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2018 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2018. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2018:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2018	412,498	$4.93
Granted	17,550	$12.87
Vested	(152,916)	$7.52
Forfeited	(22,499)	$12.28
Unvested at December 31, 2018	254,633	$4.73

At December 31, 2018, there was approximately $0.5 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.75 years. The total fair value of stock options vested during 2018, 2017 and 2016 was $1.2 million, $0.9 million and $0.6 million, respectively.

Restricted Stock and Restricted Stock Units

In August 2010, the Company granted 175,000 RSUs under the 2010 Plan to a key employee who is also a Company director.  These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which originally vested in ten equal annual installments of 17,500 units beginning May 15, 2011 and each May 15, thereafter.  Pursuant to the CEO succession plan, the remaining 35,000 unvested shares will accelerate and vest on January 7, 2019. Compensation expense related to this RSU award was approximately $0.1 million during 2018, 2017 and 2016.

In November 2011, the Company granted 100,000 RSUs under the 2010 Plan to a key employee who is also a Company director. These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vested in ten equal annual installments of 10,000 units beginning November 14, 2012 and each November 14 thereafter.  Pursuant to the CEO succession plan, the remaining 30,000 unvested shares will accelerate and vest on January 7, 2019. Compensation expense related to this RSU award was approximately $0.2 million during 2018 and $0.1 million during 2017 and 2016.

In March 2012, the Company granted 50,000 RSUs under the 2010 Plan to a key employee.  This RSU has none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vest in ten equal annual installments of 5,000 units beginning March 1, 2013 and each March 1 thereafter.  Compensation expense related to this RSU award was approximately less than $0.1 million during 2018 and approximately $0.1 million in 2017 and 2016.

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

In February 2016, the Company granted 100,000 RSUs under the 2010 Plan to certain key employees, one of whom is also a Company director. These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The RSU awards were non-performance awards which vest in three annual installments beginning February 1, 2017. Pursuant to the CEO succession plan, 16,666 unvested shares will accelerate and vest on January 7, 2019 and the remaining RSU shares will vest on February 1, 2019. Compensation expense related to these RSU awards was approximately $0.1 million during 2018 and $0.2 million during 2017 and $0.5 million during 2016.

In October 2017 and November 2017, the Company granted 53,288 RSU's under the 2010 Plan to certain key employees. These RSUs have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. The RSU awarded in October 2017 was a non-performance award which vest in two installments: 1,844 units vested immediately and 1,844 units vest in April 2018. The RSU's granted in November 2017 of 49,600 units were performance awards which were to vest in up to three installments beginning December 2019. Compensation expense, recorded in continuing operations related to the non-performance award during 2018 was de minimis and approximately $0.1 million recorded during 2017. Due to the sale of the France business and terms of the performance award, compensation expense, recorded in discontinued operations, during 2018 was $1.5 million and less than $0.1 million during 2017.

In October 2018, the Company granted 5,117 RSU's under the 2010 Plan to a key employee. These RSU's have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed. This RSU award was a non-performance award which vest in four annual installments beginning October 2, 2019. Compensation expense related to this award was de minimis in 2018.

Share-based compensation expense for restricted stock issued to Directors was $0.1 million in 2018, $0.1 million benefit in 2017 due to the resignation of two Directors during the year and $0.1 million in 2016.

In 2018, due to the sale of the France business, $1.5 million of compensation expense related to the performance RSU's above were reported in discontinued operations and $0.8 million were reported in continuing operations. In 2017 and 2016, all of the above share-based compensation expense is recognized within continuing operations in selling, distribution and administrative expense.

The following table reflects the activity for all unvested restricted stock during 2018:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2018	240.867	16.22
Granted	8.894	13.49
Vested	(117.277)	19.55
Unvested at December 31, 2018	132.484	14.31

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan - This plan was approved by the Company's stockholders in December 2018 and a reserve of 500,000 shares of common stock has been established under this plan. The Company adopted this plan, the terms of which allow for eligible employees (as defined in the 2018 Employee Stock Purchase Plan) to participate in the purchase, during each six month purchase period, up to a maximum of 10,000 shares of the Company's common stock at a purchase price equal to 85% of the closing price at either the start date or the end date of the stock purchase period, whichever is lower. Compensation expense related to this plan of approximately $0.1 million is recognized in selling, distribution and administrative expenses during 2018.

Stock Repurchase

On July 31, 2018 the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors. During the third quarter of 2018, the Company repurchased 232,550 common shares for approximately $9.1 million. Details of the purchase is as follows:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	232,550	38.96	232,550	1,767,450

10.	INCOME TAXES

On December 22, 2017, the Tax Cut and Jobs Act ("TCJA") was enacted in the United States. The TCJA significantly changes U.S. corporate tax impacts by, among other things, lowering the corporate tax rate to 21% from 35% effective January 1, 2018, implementing a territorial tax system and imposing a one-time repatriation tax on previously untaxed, accumulated earnings of foreign subsidiaries. As a result of the new tax law, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 allows companies to record the tax impacts of the new law as provisional amounts during a measurement period of up to one year from the enactment date of the new law. In 2017, the Company recognized a provisional amount for the one-time repatriation tax of approximately $5.2 million and utilized its available net operating losses to offset this tax. During 2018, the Company completed its accounting for the impacts of the TCJA and adjusted its provisional repatriation tax to approximately $4.5 million, with the difference recorded as a measurement period true up in the 2018 provision. This measurement period adjustment had a favorable impact on the 2018 effective tax rate of approximately 1.1%.

Deferred tax assets and liabilities are measured using enacted tax rates expected to be in place in the year in which they are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its net deferred tax assets in the U.S. at December 31, 2017 and recorded tax expense of approximately $10.4 million in 2017 which was offset by the utilization of available net operating losses.

The following table summarizes our U.S. and foreign components of income (loss) from continuing operations before income taxes (in millions):

	Year Ended December 31,
	2018	2017	2016
United States	$62.8	$45.6	$6.7
Foreign	0.1	(0.1)	(0.2)
Total	$62.9	$45.5	$6.5

The following table summarizes the (benefit) provision for income taxes from continuing operations (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$2.6	$0.7	$0.1
State	2.4	1.1	1.2
Foreign	0.0	0.1	0.2
Total current	$5.0	$1.9	$1.5

Deferred:
Federal	$7.7	$(18.3)	$0.0
State	0.6	(3.6)	1.1
Foreign	0.1	0.0	0.0
Total deferred	$8.4	$(21.9)	$1.1
TOTAL	$13.4	$(20.0)	$2.6

Tax expense from discontinued operations was $23.0 million, $11.0 million and $7.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2018		2017		2016
Income tax at Federal statutory rate	$13.2	21.0%	$15.9	35.0%	$2.3	35.0%
State and local income taxes, net of federal tax benefit	2.6	4.1%	5.0	11.0%	(0.7)	(10.8)%
Impact of state rate changes	(0.1)	(0.2)%	0.3	0.7%	1.4	21.5%
Changes in valuation allowances	0.0	0.0%	(21.7)	(47.7)%	(0.6)	(9.2)%
Reversal of valuation allowances	(0.2)	(0.3)%	(29.4)	(64.6)%	0.0	0.0%
2017 TCJA, net deferred tax remeasurement and repatriation tax impacts	(0.7)	(1.1)%	10.4	22.9%	0.0	0.0%
Non-deductible items	(1.4)	(2.2)%	0.1	0.2%	0.1	1.5%
Other items, net	0.0	0.0%	(0.6)	(1.5)%	0.1	1.5%
Income tax	$13.4	21.3%	$(20.0)	(44.0)%	$2.6	39.5%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2018	2017
Assets:
Accrued expenses and other liabilities	$2.8	$2.4
Inventory	1.3	1.1
Intangible & other	3.8	6.9
Net operating loss and credit carryforwards	19.3	28.0
Valuation allowances	(18.3)	(18.3)
Total non-current deferred tax assets	8.9	20.1
Liabilities:
Non-current:
Other	$0.1	$0.1
Total non-current liabilities	$0.1	$0.1

During 2018 the Company utilized approximately $39.2 million of U.S. federal net operating loss carryforwards ("NOLs") to offset U.S. federal pretax income and approximately $9.1 million in state NOLs to offset state pretax income. The Company has no remaining U.S. federal NOLs available as of December 31, 2018. As of December 31, 2018, the Company has foreign NOLs of $9.2 million which expire through 2032 and foreign tax credit carryforwards of $1.7 million expiring in years through 2027. The Company has recorded valuation allowances of approximately $18.3 million, including valuations against state net operating loss carryforwards of $7.1 million, foreign NOLs of $9.2 million, $0.3 million against the deductibility of state and foreign temporary tax differences and $1.7 million against foreign tax carryforwards. Valuation allowances have been recorded against these assets as the Company believes it is more likely than not that these NOLs, temporary differences and foreign tax credits will not be utilized in the near future.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiary in India and Canada of approximately $1.5 million as of December 31, 2018, since these earnings are considered permanently reinvested in the subsidiaries. The Company's permanent reinvestment assertion has not changed following the enactment of the TCJA. If the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

The Company recorded tax expense in discontinued operations of approximately $23.0 million primarily from tax on the Company's former French operations and tax expense from Global intangible low taxed income ("GILTI"). Under the TCJA each U.S. shareholder of a controlled foreign corporation ("CFC") must include in its gross taxable income in any tax year the aggregate net GILTI, or net income, of its CFCs. In 2018 the Company has included in taxable income the net income of its subsidiaries in the Netherlands, India, Canada and France which in 2018 also includes the net income from the sale by the Company of its French subsidiaries. The Company has elected to treat GILTI expense as a period cost when incurred.

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

In accordance with the guidance for accounting for uncertainty in income taxes the Company recognizes the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. As of December 31, 2018, the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2018, 2017 or 2016.

11.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases

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

At December 31, 2018, the future minimum annual lease payments for capital and third-party operating leases were as follows (in millions):

	Capital Leases	Operating Leases	Total
2019	$0.1	$14.0	$14.1
2020	0.0	12.3	12.3
2021	0.0	9.2	9.2
2022	0.0	8.2	8.2
2023	0.0	8.0	8.0
2024-2028	0.0	23.4	23.4
2029-2032	0.0	9.3	9.3
Total minimum lease payments	0.1	84.4	84.5

Future rent streams of $2.1 million to be collected in less than one year, $4.1 million to be collected between one and three years and $0.2 million over three years are not offset against above operating lease obligations.

Annual rent expense aggregated approximately $12.5 million, $13.5 million and $17.7 million in 2018, 2017 and 2016, respectively.  Included in rent expense was $1.0 million in 2018, $0.9 million in 2017, $0.9 million in 2016, to related parties. Rent expense is net of sublease income of $0.2 million for 2018, $0.4 million for 2017 and 2016. Discontinued ETG and NATG operations annual rent expense totaled approximately $1.1 million, $2.3 million and $6.6 million for 2018, 2017 and 2016, respectively.

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

Effective January 1, 2019, the Company implemented ASU 2016-02, Leases and subsequent modifications. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for more information.

Other Matters

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities. These matters are in various stages of investigation, negotiation and/or litigation.  The Company's NATG subsidiaries are being audited by an entity representing 23 states seeking recovery of “unclaimed property” and has received separate demands from 21 states requesting payments of their claimed amounts. The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG "Tiger" consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at a very early stage and although Systemax Inc. has been dismissed from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2018 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2018 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

12.    SEGMENT AND RELATED INFORMATION

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-Commerce websites and relationship marketers. The Company currently operates and is internally managed in one reportable segment - IPG. Smaller business operations and corporate functions are aggregated and reported as the additional segment - Corporate and Other ("Corporate").

Prior to August 31, 2018, the Company operated and was internally managed in two reportable business segments— IPG and ETG. The Company sold its France-based IT value added reseller business on August 31, 2018, and now, the Company's continuing operations are its IPG businesses in North America, which focus on industrial supplies and MRO (maintenance, repair and operations) markets the Company has served since 1949.

On September 2, 2016 the Company sold certain assets of its Misco Germany operations which had been reported as part of its ETG segment and on December 31, 2016, the Company sold all of its issued and outstanding membership interests of its rebate processing business which had been reported as part of its Corporate segment.  As these dispositions were not a strategic shift with a major impact as defined under ASU 2014-8, prior and current year results of the German operations and the rebate processing business are presented within continuing operations in the Consolidated Financial Statements.  For the year ended December 31, 2016, net sales of Misco Germany included in continuing operations were $33.9 million and the net loss of $4.7 million. The Company recorded special charges related to this transaction of approximately $1.7 million. For the year ended December 31, 2016, net sales of the rebate processing business included in continuing operations were $3.6 million and the net loss was $2.2 million. The Company recorded a gain of approximately $3.9 million on this sale.

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

Financial information relating to the Company’s continuing operations by reportable segment was as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Net Sales:
IPG	$896.9	$791.8	$715.6
Corporate and other	0.0	0.0	37.5
Consolidated	$896.9	$791.8	$753.1
Depreciation and Amortization Expense:
IPG	$3.9	$3.9	$3.6
Corporate and other	0.6	0.7	0.9
Consolidated	$4.5	$4.6	$4.5

Operating Income (Loss):
IPG	$82.6	$69.6	$34.3
NATG - continuing operations	(0.8)	(0.6)	(2.8)
Corporate and other expenses	(20.1)	(23.3)	(23.5)
Consolidated	$61.7	45.7	$8.0

Total Assets
IPG	$234.7	$220.4	$201.5
ETG - discontinued	0.0	185.3	269.4
NATG	8.9	13.6	6.9
Corporate and other	286.4	132.1	88.3
Consolidated	$530.0	$551.4	$566.1

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Net Sales:
United States	$854.6	$759.4	$692.3
Germany	0.0	0.0	33.9
Other North America	42.3	32.4	26.9
Consolidated	$896.9	$791.8	$753.1

Long-lived Assets:
United States	$14.8	$13.9	$15.4
Other North America	0.1	0.1	0.0
Consolidated	$14.9	$14.0	$15.4

Net sales are attributed to countries based on location of selling subsidiary.

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data, excluding discontinued operations, is as follows (in millions, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net sales	$212.2	$231.2	$235.8	$217.7
Gross profit	$72.5	$80.0	$82.2	$73.0
Net income from continuing operations	$8.7	$13.4	$15.1	$12.3
Net income per common share from continuing operations:
Basic	$0.23	$0.36	$0.41	$0.33
Diluted	$0.23	$0.35	$0.40	$0.33

2017
Net sales	$190.2	$202.7	$204.4	$194.5
Gross profit	$63.4	$73.3	$71.2	$65.3
Net income from continuing operations	$6.4	$15.2	$11.3	$32.6
Net income per common share from continuing operations:
Basic	$0.17	$0.41	$0.31	$0.88
Diluted	$0.17	$0.41	$0.30	$0.86

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in millions)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other		Balance at End of Period
Allowance for doubtful accounts
2018	$1.1	$0.7	$(0.8)	$0.0		$1.0	(1)
2017	$9.1	$1.0	$(9.0)	$0.0		$1.1	(1)(2)
2016	$6.3	$3.1	$(0.3)	$0.0		$9.1	(1)

Allowance for sales returns (4)
2017	$1.4	$1.4	$0.0	$(1.4)	(3)	$1.4
2016	$3.2	$1.4	$0.0	$(3.2)	(3)	$1.4

Allowance for inventory returns (5)
2017	$(0.6)	$(0.5)	$0.0	$0.6	(3)	$(0.5)
2016	$(2.4)	$(0.6)	$0.0	$2.4	(3)	$(0.6)

Allowance for deferred tax assets
2018	$18.3	$(0.3)	$0.0	$0.3		$18.3
2017	$69.0	$(28.6)	$(2.9)	$(19.2)		$18.3
2016	$64.0	$5.3	$(1.9)	$1.6		$69.0

[1]	Excludes approximately $5.6 million of reserves related to notes receivable and tax refund receivables originated in 2016.
[2]	Excludes approximately $0.4 million of reserves related to non-trade receivables.
[3]	Amounts represent gross revenue and cost reversals to the estimated sales returns and allowances accounts.
[4]	Amounts in 2018 are reported within accrued expenses and other current liabilities, as Product Returns Liability (see Note 3 and 8).
[5]	Amounts in 2018 are reported within prepaid expenses and other current assets.