Form 10-Q
period 2019-03-31
SYSTEMAX INC
filed 2019-05-07
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.01 par value)	SYX	New York Stock Exchange
The number of shares outstanding of the registrant’s Common Stock as of April 30, 2019 was 37,428,796.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash	$70.0	$295.4
Accounts receivable, net	91.7	84.1
Inventories	105.9	107.3
Prepaid expenses and other current assets	6.8	10.6
Total current assets	274.4	497.4

Property, plant and equipment, net	14.9	14.9
Operating lease right-of-use assets	51.3	0.0
Deferred income taxes	8.9	8.9
Goodwill and intangibles	7.4	7.7
Other assets	1.3	1.1
Total assets	$358.2	$530.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$111.0	$101.1
Dividend payable	0.0	243.5
Accrued expenses and other current liabilities	38.2	35.0
Operating lease liabilities	10.6	0.0
Total current liabilities	159.8	379.6
Deferred income tax liability	0.1	0.1
Other liabilities	3.0	12.6
Operating lease liabilities	51.3	0.0
Total liabilities	214.2	392.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	187.1	187.0
Treasury stock	(24.1)	(25.1)
Retained earnings	(22.4)	(27.6)
Accumulated other comprehensive income	3.0	3.0
Total shareholders’ equity	144.0	137.7
Total liabilities and shareholders’ equity	$358.2	$530.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales	$232.2	$212.2
Cost of sales	151.9	139.7
Gross profit	80.3	72.5
Selling, distribution & administrative expenses	67.1	61.4
Operating income from continuing operations	13.2	11.1
Interest and other (income) expense, net	0.0	0.1
Income from continuing operations before income taxes	13.2	11.0
Provision for income taxes	3.2	2.3
Net income from continuing operations	10.0	8.7
Income (loss) from discontinued operations, net of tax	(0.3)	5.9
Net income	$9.7	$14.6

Net income per common share from continuing operations:
Basic	$0.27	$0.23
Diluted	$0.26	$0.23
Net income (loss) per common share from discontinued operations:
Basic	$(0.01)	$0.16
Diluted	$(0.01)	$0.15
Net income per common share:
Basic	$0.26	$0.39
Diluted	$0.25	$0.38

Weighted average common and common equivalent shares:
Basic	37.4	37.2
Diluted	37.9	37.9

Dividends declared	$0.12	$0.11

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income	$9.7	$14.6
Other comprehensive income:
Foreign currency translation	0.0	1.4
Total comprehensive income	$9.7	$16.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Income from continuing operations	$10.0	$8.7
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.0	1.1
Provision for returns and doubtful accounts	0.0	(0.2)
Compensation expense related to equity compensation plans	1.5	0.4
Provision for deferred taxes	0.0	0.2
Gain on disposition and abandonment	0.1	0.0
Changes in operating assets and liabilities:
Accounts receivable	(8.1)	(6.7)
Inventories	1.5	1.9
Prepaid expenses and other assets	(1.0)	(1.9)
Income taxes payable	3.2	2.5
Accounts payable	9.8	2.4
Accrued expenses, other current liabilities and other liabilities	5.8	(1.8)
Net cash provided by operating activities from continuing operations	23.8	6.6
Net cash provided by operating activities from discontinued operations	0.3	9.8
Net cash provided by operating activities	24.1	16.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.0)	(0.4)
Net cash used in investing activities from continuing operations	(1.0)	(0.4)
Net cash used in investing activities from discontinued operations	0.0	(0.1)
Net cash used in investing activities	(1.0)	(0.5)

Cash flows from financing activities:
Dividends paid	(248.0)	(59.8)
Proceeds from issuance of common stock	0.0	0.8
Payment of payroll taxes on stock-based compensation through shares withheld	(0.8)	(0.9)
Proceeds from the issuance of common stock from employee stock purchase plan	0.4	0.0
Net cash used in financing activities	(248.4)	(59.9)

Effects of exchange rates on cash	(0.1)	0.5

Net decrease in cash	(225.4)	(43.5)
Cash – beginning of period	295.4	184.5
Cash – end of period	$70.0	$141.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2018	37,094	$0.4	$186.5	$(21.8)	$44.8	$1.9	$211.8
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	38		(0.5)	0.5			0.0
Stock withheld for employee taxes	(31)		(0.5)	(0.4)			(0.9)
Proceeds from issuance of common stock	72		(0.1)	0.9			0.8
Dividends declared					(4.1)		(4.1)
Change in cumulative translation adjustment						1.4	1.4
Net income					14.6		14.6

Balances, March 31, 2018	37,173	$0.4	$185.8	$(20.8)	$55.3	$3.3	$224.0

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2019	37,335	$0.4	$187.0	$(25.1)	$(27.6)	$3.0	$137.7
Stock-based compensation expense			1.5				1.5
Issuance of restricted stock	103		(1.8)	1.8			0.0
Stock withheld for employee taxes	(34)			(0.8)			(0.8)
Proceeds from issuance of common stock	3		0.0	0.0			0.0
Issuance of shares under employee stock purchase plan	21		0.4				0.4
Dividends declared					(4.5)		(4.5)
Change in cumulative translation adjustment						0.0	0.0
Net income					9.7		9.7

Balances, March 31, 2019	37,428	$0.4	$187.1	$(24.1)	$(22.4)	$3.0	$144.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

As previously disclosed, in August 2018 the Company sold its France-based IT business. With the completion of the sale, Systemax operates and is internally managed in one reportable business segment, its Industrial Products Group (“IPG”), which includes its former Corporate and other segment. IPG focuses on industrial supplies and MRO (maintenance, repair and operations) markets the Company has served since 1949.

The sale of the France based IT business, which had been included in the Company's former European Technology Products segment, met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". Therefore, the prior year results of the France-based IT business are included in discontinued operations in the accompanying consolidated financial statements. For the three months ended March 31, 2018, net sales and net income of the France business included in discontinued operations totaled $143.0 million and $5.5 million, respectively.

As previously disclosed, in March 2017 the Company sold Systemax Europe SARL and its subsidiaries (the “SARL Businesses”) which had been included in the Company's former European Technology Products segment. The sale of the SARL Businesses met the “strategic shift with major impact” criteria as described above. For the three months ended March 31, 2019 and 2018, there were no net sales of the SARL Businesses included in discontinued operations. For the three months ended March 31, 2019, there was no activity related to the SARL Businesses in net income/loss and for the three months ended March 31, 2018, net loss of $0.2 million was included in discontinued operations.

Also included in discontinued operations is the Company’s former North American Technology Group ("NATG") business, which was sold in December 2015 and is winding down its operations. The sale of the NATG business had a major impact on the Company and therefore certain components met the strategic shift criteria as defined under ASU 2014-08. Accordingly, these components and any related results of operations are reflected in discontinued operations. For the three months ended March 31, 2019 and 2018, there were no net sales of the NATG business included in discontinued operations. Net loss from the NATG business was $0.3 million for the three months ended March 31, 2019 and net income from the NATG business was $0.6 million for the three months ended March 31, 2018.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2019 and the results of operations for the three month periods ended March 31, 2019 and 2018, statements of comprehensive income (loss) for the three month periods ended March 31, 2019 and 2018, cash flows for the three month periods ended March 31, 2019 and 2018 and changes in shareholders’ equity for the three month period ended March 31, 2019 and 2018.  The December 31, 2018 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2018 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  The results for the three month period ended March 31, 2019 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on March 30, 2019 and March 31, 2018.  The first quarters of both 2019 and 2018 included 13 weeks.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU 2014-09. The Company adopted this standard beginning January 1, 2019 and its adoption did not materially impact the Company's consolidated financial position or results of operations.

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

In June 2016, the FASB ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as modified by subsequently issued ASU 2018-19. This ASU requires estimating credit losses for certain financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable forecasts. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company is evaluating the effect of adopting this pronouncement.

2. Leases

On January 1, 2019, the Company adopted ASU 2016-02, "Leases" (Topic 842). This ASU requires all companies to record their operating and finance leases that meet certain criteria under the standard as Right of Use ("ROU") assets with the corresponding lease obligations recorded as short term and long term liabilities. The Company adopted this standard utilizing the modified retrospective transition method that allows for a cumulative-effect adjustment in the period of adoption of the new leasing standard without restating prior periods. There was no cumulative-effect adjustment made to opening retained earnings upon adoption of this ASU. Additionally, the Company elected to adopt the available package of practical expedients under the transition guidance.

The Company has operating and finance leases for office and warehouse facilities, headquarters and call centers and certain computer, communications equipment and machinery and equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company determines if an arrangement is an operating or finance lease at the inception of the lease. Leases with a term of one year or less are not considered to be ROU assets. All other leases are recorded on the balance sheet, with ROU assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032.

The ROU assets and corresponding lease liabilities are recorded based upon the net present value of the remaining lease payments, discounted using interest rates determined by utilizing such factors as the Company's current credit facility terms, the length of the remaining term of the lease, the Company's expected debt credit rating and comparable company term loan yields. Adoption of the new standard resulted in the Company recording ROU assets and lease liabilities of approximately $54 million and $64 million, respectively, at January 1, 2019. Certain leases may include options to extend the lease, however the Company is not including any impact of such options in the valuation of its ROU assets or liabilities as they are not currently probable of being extended. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company has sublease agreements for unused space we lease in the United States and Germany. The Company recorded $0.6 million of sublease income for the three months ended March 31, 2019.

The following tables detail the Company's ROU asset activity for the first quarter of 2019. The components of ROU asset lease expense included in continuing operations were as follows (in millions):

Three Months Ended March 31,
2019
Operating lease cost	$2.7

Weighted Average Remaining Lease Term
Operating leases	8.1 years

Weighted Average Discount Rate
Operating leases	5.6%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2019 (excluding three months)	$8.5
2020	12.1
2021	9.0
2022	8.1
2023	7.9
Thereafter	32.7
Total lease payments	78.3
Less: interest	(16.4)
Total present value of lease liabilities	$61.9

The Company currently leases its headquarters office facility from an entity owned by the Company’s principal shareholders.

3.	Revenue

The Company’s revenue generated by its operating subsidiaries is comprised of sales of MRO products as well as other industrial and business supplies that are sold by the IPG segment. IPG also has revenues from related activities, such as freight and, to a lesser extent, services.

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

The Company’s performance obligation is primarily a single obligation to deliver products. The Company’s performance obligations are satisfied when products are transferred to a customer in accordance with agreed upon shipping terms. Certain sales may include product and/or services that are distinct and accounted for as separate performance obligations. The Company’s performance obligations for services are satisfied when the services are rendered. The Company’s total service revenue is immaterial as it accounted for less than 1% of total revenue for the first quarter of 2019 and 2018, respectively.

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

The Company records a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of March 31, 2019 and March 31, 2018.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly, based upon its historical returns rates, as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.2 million and $1.9 million at March 31, 2019 and March 31, 2018, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Disaggregation of Revenues

IPG serves customers in diverse geographies, which are subject to different economic and industry factors. The Company's presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The following table presents the Company's revenue by geography for the three months ended March 31, 2019 and March 31, 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Net sales:
MRO products and industrial supplies-United States	$220.8	$202.0
MRO products and industrial supplies-Canada	11.4	10.2
Consolidated	$232.2	$212.2

4.	Discontinued Operations and Special Charges (Gains)

The Company’s discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (See Note 1).

In the quarter ended March 31, 2019, the Company's NATG discontinued operations recorded approximately $0.1 million of professional fees. The Company expects that total additional charges related to the NATG business after this quarter will be less than $0.5 million and that these charges will be presented in discontinued operations.

In the first quarter of 2018, the Company recorded, within discontinued operations, special charges related to the wind-down of the SARL Businesses of $0.1 million for legal and professional fees and the Company's NATG discontinued operations received $0.7 million in restitution receipts, recorded approximately $0.1 million of legal and professional fees and recorded $0.2 million in favorable lease reserve adjustments related to their leased facilities.

Below is a summary of the impact on net sales, net income (loss) and net income (loss) per share from discontinued operations for the three months ended March 31, 2019 and 2018.

Pretax income (loss) of Discontinued operations to the Net Income (loss) of discontinued operations is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net sales	$0.0	$143.0
Cost of sales	0.0	118.8
Gross profit	0.0	24.2
Selling, distribution & administrative expenses	0.4	15.6
Special charges	0.1	(0.7)
Operating (loss) income from discontinued operations	(0.5)	9.3
Interest and other (income) expenses, net	0.0	(0.2)
Income (loss) from discontinued operations before income taxes	(0.5)	9.5
(Benefit from) provision for income taxes	(0.2)	3.6
Net income (loss) from discontinued operations	$(0.3)	$5.9
Net income (loss) per share – basic	$(0.01)	$0.16
Net income (loss) per share – diluted	$(0.01)	$0.15

The following table details liabilities related to the sold NATG segment’s non-lease components that remain as of March 31, 2019 (in millions):

NATG – Non-lease components
Balance January 1, 2019	$2.8
Charged to expense	0.4
Paid or otherwise settled	(0.1)
Balance March 31, 2019	$3.1

On January 1, 2019 the Company reclassified approximately $3.4 million of the opening balance of the NATG exit cost liability to ROU assets and operating lease obligations.

5.	Net Income per Common Share

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

The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.3 million for the three months ended March 31, 2019 and 0.5 million shares for the three months ended March 31, 2018. The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million for the three months ended March 31, 2019 and 0.2 million shares for the three months ended March 31, 2018. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share due to their antidilutive effect was 0.2 million shares for the three months ended March 31, 2019 and was de minimis for the three months ended March 31, 2018.

6.	Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2019, eligible collateral under the credit agreement was $75.0 million, total availability was $73.4 million, total outstanding letters of credit were $1.3 million, total excess availability was $72.1 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of March 31, 2019.

7.	Segment Information

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. As previously disclosed, in August 2018 the Company sold its France-based IT business. With the completion of the sale, Systemax operates and is internally managed in one reportable business segment, IPG, which includes its former Corporate and other segment. IPG focuses on industrial supplies and MRO (maintenance, repair and operations) markets the Company has served since 1949.

IPG sells a wide array of industrial and business equipment hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of MRO products, which are marketed in North America.  Many of these products are manufactured by other companies. Some products are manufactured for us and sold under our brand as a white label product and some are manufactured to our own design and marketed on a private label basis.

The Company’s chief operating decision-maker is the Company’s Chief Executive Officer (“CEO”).  The CEO, in his role as Chief Operating Decision Maker (“CODM”), evaluates segment performance based on operating income (loss) from continuing operations. The CODM reviews assets and makes significant capital expenditure decisions for the Company on a consolidated basis only.

Financial information relating to the Company’s continuing operations was as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net sales:
Consolidated	$232.2	$212.2

Operating income:
Consolidated	$13.2	$11.1

Financial information relating to the Company’s continuing operations by geographic area was as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net sales:
United States	$220.8	$202.0
Canada	11.4	10.2
Consolidated	$232.2	$212.2

Revenue is attributed to countries based on the location of the selling subsidiary.

8. Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At March 31, 2019 and 2018, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.   The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

The fair value with respect to goodwill and non-amortizing intangibles assets is measured in connection with the Company’s annual impairment testing. The Company performs a qualitative assessment of goodwill and non-amortizing intangibles to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment shows that the fair value of the reporting unit exceeds its carrying amount, the Company is not required to complete the annual two step goodwill impairment test.  If a quantitative analysis is required to be performed for goodwill, the fair value of the reporting unit to which the goodwill has been assigned is determined using a discounted cash flow model.  A discounted cash flow model is also used to determine fair value of indefinite-lived intangibles using projected cash flows of the intangible. Unobservable inputs related to these discounted cash flow models include projected sales growth, gross margin percentages, new business opportunities, working capital requirements, capital expenditures and growth in selling, distribution and administrative expense. Any excess of a reporting unit's carrying amount over fair value would be charged to impairment expense.

Long-lived assets are assets used in the Company’s operations and include definite-lived intangible assets, leasehold improvements, warehouse and similar property used to generate sales and cash flows.  Long-lived assets are tested for impairment utilizing a recoverability test, whenever circumstances indicate that an impairment may have occurred. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured.  If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.

9.	Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 26 states seeking recovery of “unclaimed property” and has received separate demands from 21 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at a very early stage and although Systemax Inc. has been dismissed from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2019 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2019 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

10.	Subsequent Event

On April 18, 2019, the Company entered into a lease agreement for a portion of a distribution facility located in Texas for approximately 490,000 square feet and a lease term of 125 months. The total lease obligation is approximately $20.0 million. The Company will be separately charged for real estate taxes, insurance and common area maintenance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are based on management’s estimates, assumptions and projections and are not guarantees of future performance.  Forward looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, fluctuations in general economic conditions, future operations, plans relating to new distribution facilities, plans for utilizing alternative sources of supply in response to government tariff and trade actions, and plans for new products or services, plans for acquisition or sale of businesses, including expansion or restructuring plans, such as our exit from and winding down of our sold North American Technology Group ("NATG") operations and European operations, financing needs, compliance with financial covenants in loan agreements, assessments of materiality, predictions of future events and the effects of pending and possible litigation and assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward looking statements.

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: general economic conditions, such as customer inventory levels, interest rates, borrowing ability and economic conditions in the manufacturing industry generally, will continue to impact our business; the imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales or disrupt our operations in the future; increases in freight and shipping costs have from time to time impacted our margins to the extent the increases could not be passed along to customers in a timely manner and may impact our margins again in the future, and factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as global availability of shipping containers and fuel costs; our reliance on common carrier delivery services for shipping inventoried merchandise to customers; our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory; delays in the timely availability of products from our suppliers could delay receipt of needed product and result in lost sales; our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional temporary or permanent distribution resources, whether in the form of additional facilities we operate or by outsourcing certain functions to third party distribution and logistics partners; we compete with other companies for recruiting, training, integrating and retaining talented and experienced employees, particularly in markets where we and they have central distribution facilities; this aspect of competition is aggravated by the current tight labor market in the U.S.; risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; our information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed could have a material adverse effect on us; a data security breach due to our e-commerce, data storage or other information systems being hacked by those seeking to steal Company, vendor, employee or customer information, or due to employee error, resulting in disruption to our operations, litigation and/or loss of reputation or business; managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights from our vendors; meeting credit card industry compliance standards in order to maintain our ability to accept credit cards; rising interest rates, increased borrowing costs or limited credit availability, including our own ability to maintain satisfactory credit agreements and to renew credit facilities, could impact both our and our customers’ ability to fund purchases and conduct operations in the ordinary course; pending or threatened litigation and investigations, as well as anti-dumping and other government trade and customs proceedings, could adversely affect our business and results of operations; sales tax laws or government enforcement priorities may be changed which could result in e-commerce and direct mail retailers having to collect sales taxes in states where the current laws and/or prior interpretations do not require us to do so; and extreme weather conditions could disrupt our product supply chain and our ability to ship or receive products, which would adversely impact sales.

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition.  Investors are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2018, describe certain factors, among others, that could contribute to or cause such differences.

Readers are cautioned not to place undue reliance on any forward looking statements contained in this report, which speak only as of the date of this report.  We undertake no obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. As a result of the sale of its France-based IT value added reseller business, the Company operates and is internally managed in one reportable business segment, Industrial Products Group (“IPG”), which includes its former Corporate and other segment. IPG focuses on industrial supplies and MRO (maintenance, repair and operations) markets the Company has served since 1949.

On August 31, 2018, the Company closed on the sale of its France-based IT value added reseller business. The sale was denominated on a cash-free, debt-free basis and included normalized working capital adjustments. The France business had been included in the Company's former European Technology Products segment. Initially, the Company was providing limited transition services to the France business for a period of up to six months, following the closing, under a transition services agreement. This transition services agreement has been extended for an additional six month period.

On March 24, 2017 the Company sold Systemax Europe SARL and its subsidiaries (the “SARL Businesses”), which had been included in the Company's former European Technology Products segment.

The sale of the France business and SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which allows for dispositions with major impact to be presented in the financial statements as discontinued operations. Therefore, the prior year results of the France business and SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.  For the three months ended March 31, 2019 and March 31, 2018, net sales of the France business included in discontinued operations totaled $0 and $143.0 million, respectively. For the three months ended March 31, 2019 and March 31, 2018, net income of the France business included in discontinued operations totaled $0 and $5.5 million, respectively. For the three months ended March 31, 2019, there was no activity related to the SARL Businesses in net income (loss) and for the three months ended March 31, 2018, net loss of $0.2 million was included in discontinued operations.

On December 1, 2015, the Company sold its NATG operating businesses and began the wind-down of its remaining NATG operations.  The sale of the NATG business had a major impact on the Company and therefore certain components met the strategic shift criteria as defined under ASU 2014-08. In the quarter ended March 31, 2019 and March 31, 2018, there were no net sales recorded for discontinued NATG operations within discontinued operations. In the quarter ended March 31, 2019 net loss totaled $0.3 million primarily related to ongoing operating expenses and legal and professional fees and for the three months ended March 31, 2018, net income of $0.6 million was recorded primarily related to restitution payments received offset by $0.1 million of legal and professional fees and $0.2 million of operating expenses.

In order to provide more meaningful information to investors, the Company is presenting its operating income and operating margin on a non-GAAP basis in the “Reconciliation of Consolidated GAAP Operating Income from Continuing Operations to Consolidated Non-GAAP Operating Income from Continuing Operations" table. This non-GAAP presentation reflects non-GAAP adjustments for executive separation and transition costs, intangible amortization and equity compensation made to continuing operations.  Management’s Discussion and Analysis that follows will include our current and discontinued operations.

Continuing Operations

The Company sells a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operational ("MRO") products, which are marketed in North America.  Many of these products are manufactured by other companies.  Some products are manufactured for us and sold under our brand as a white label product, and some are manufactured to our own design and marketed under the trademarks: GlobalTM, GlobalIndustrial.comTM, NexelTM, ParamountTM and InterionTM..

See Notes 3 and 7 to the condensed consolidated financial statements for additional financial information about our business' geographic operations.

Discontinued Operations

As disclosed above, the operating results of discontinued operations in the accompanying financial statements are primarily from the France business sold in August 2018 and the NATG business sold in 2015.

Operating Conditions

The North American industrial products market is highly fragmented and we compete against multiple distribution channels.  Industrial products distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems and employing personnel to perform the associated tasks.  We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2018 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2018 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventory valuation; goodwill and intangible assets; long-lived assets; income taxes; and special charges.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no significant changes in the application of critical accounting policies or estimates during 2019.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

Highlights from Q1 2019

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•	Consolidated sales increased 9.4% to $232.2 million for the three month period ended March 31, 2019 compared to $212.2 million in 2018.

•	On a constant currency basis, average daily sales increased 9.6% for the three month period ended March 31, 2019 compared to 2018.

•	Consolidated operating income grew 18.9% to $13.2 million for the three month period ended March 31, 2019 compared to $11.1 million in 2018.

•	Net income per diluted share from continuing operations grew 13.0% to $0.26 for the three month period ended March 31, 2019 compared to 2018.

•	Net income (loss) per diluted share from discontinued operations for the first quarter of 2019 was $(0.01).

GAAP Results of Operations

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Key Performance Indicators* (in millions):

	Three Months Ended March 31,
	2019	2018	% Change
Net sales of continuing operations:
Consolidated net sales	$232.2	$212.2	9.4%
Consolidated gross profit	$80.3	$72.5	10.8%
Consolidated gross margin	34.6%	34.2%	0.4%
Consolidated SD&A costs	$67.1	$61.4	9.3%
Consolidated SD&A costs as a % of net sales	28.9%	28.9%	—%
Consolidated operating income	$13.2	$11.1	18.9%
Consolidated operating margin from continuing operations	5.7%	5.2%	0.5%
Effective income tax rate	24.2%	20.9%	3.3%
Net income from continuing operations	$10.0	$8.7	14.9%
Net margin from continuing operations	4.3%	4.1%	0.2%
Net income (loss) from discontinued operations	$(0.3)	$5.9	(105.1)%

*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).

SYSTEMAX INC.
Reconciliation of Consolidated GAAP Operating Income from Continuing Operations to Consolidated Non-GAAP Operating Income from Continuing Operations – Unaudited
(in millions)

	Quarter Ended March 31,		Change
GAAP:	2019	2018	2019 vs. 2018
Net sales	$232.2	$212.2	9.4%
Average daily sales*	3.6	3.3	9.6%
Operating income	13.2	11.1	18.9%
Operating margin%	5.7%	5.2%

Non-GAAP adjustments:
Executive separation & transition costs	0.6	0.0
Stock based compensation	1.1	0.3
Intangible amortization	0.0	0.3
Total Non-GAAP Adjustments:	1.7	0.6

Non-GAAP operating income	$14.9	$11.7	27.4%
Non-GAAP Operating Margin %	6.4%	5.5%

*
Average daily sales is calculated based upon the number of selling days in each period, converted to US Dollars on a constant currency basis. In Q1 2019 and 2018 there were 63 selling days in the U.S. In Canada there were 63 selling days in Q1 2019 and 62 selling days in Q1 2018.

1
On August 31, 2018, the Company closed on the sale of the France operations. Results of this divested business have been classified as discontinued operations for all periods presented. On March 24, 2017, the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior year results of these divested businesses have been classified as discontinued operations. On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”). Pursuant to this transaction, the Company continues to wind down the remaining operations of NATG during 2019. Costs of the wind down in the first quarter of 2019 and 2018 are included within discontinued operations.

2
Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on March 30, 2019 and March 31, 2018. The first quarters of both 2019 and 2018 included 13 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

The Company's net sales benefited during the first quarter ended March 31, 2019 from continued strong demand across the business with solid performance in our managed sales channels, as well as continued generation of new customers through our targeted digital marketing efforts. Revenue performance was broad based across product categories with growth led by newer product lines where we continue to invest in subject matter expertise, sales training and an expanding product offering. Net sales also benefited from above market growth in our Canada business which delivered its ninth consecutive quarter of double digit growth. Canada sales were up approximately 11.8%, 17.5% on a constant currency basis for the quarter ended March 31, 2019 compared to the same period in 2018.  U.S. revenue was up 9.3% in the quarter ended March 31, 2019 compared to the same period in 2018. On a constant currency basis, average daily sales increased 9.6% for the first quarter of 2019 compared to the same period in 2018. There were 63 selling days in the first quarter of 2019 and 2018 in the U.S. and in Canada there were 63 selling days in the first quarter of 2019 and 62 selling days in the first quarter of 2018.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, free freight and freight discounting arrangements, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin.

Gross margin increased 40 basis points in the first quarter of 2019 compared to first quarter of 2018 reflecting improvement in our overall shipping performance in our distribution network, the lifting of ocean freight surcharges which occurred early in the first quarter of 2019 and continued positive contribution in our product margin due to sales channel mix.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

SD&A costs as a percentage of sales remained consistent with the first quarter of 2018 at 28.9%. Included in the first quarter of 2019 was approximately $0.6 million of executive separation and transition expense. Excluding these expenses, SD&A improved 30 basis points as a percentage of sales compared to the prior year. This improvement was primarily the result of good spend discipline in regards to marketing and general operating expenses. In the first quarter of 2019, the significant cost increases were increased salary and related costs of approximately $3.8 million, which includes $0.6 million of equity compensation expense related to the repricing of stock options, increased net internet advertising spend of approximately $0.5 million and increased contract services costs of approximately $0.7 million offset by savings in telephony and consulting fees of approximately $0.4 million.

DISCONTINUED OPERATIONS AND SPECIAL CHARGES (GAINS)

The Company’s discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (See Note 1).

Total special charges and gains included in discontinued operations totaled $0.1 million expense for the three months ended March 31, 2019 and $0.7 million gain for the three months ended March 31, 2018.

In the first quarter ended March 31, 2019, the Company's NATG discontinued operations recorded approximately $0.1 million of professional fees.

In the first quarter of 2018, the Company recorded special charges and operating expenses of approximately $0.2 million related to the wind down of the SARL Businesses.

In the first quarter of 2018 NATG discontinued operations received $0.7 million in restitution receipts, reversed leases reserves of approximately $0.2 million related to their leased facilities partially offset by legal and professional costs of $0.1 million. NATG discontinued operations also recorded $0.3 million of operating costs.

OPERATING MARGIN

Operating margin for the three months period ended March 31, 2019 increased by 50 basis points compared to the same period in 2018. The increase was driven by increased sales and freight margin, improved leverage within our fixed cost structure and good spend discipline in regards to marketing and general operating expenses.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was de minimis in the first quarter of 2019 compared to $0.1 million in the first quarter of 2018.

INCOME TAXES

In the three month period ended March 31, 2019, the Company reported income taxes in continuing operations of approximately $3.2 million related to its U.S. and India operations as well as tax expense for certain U.S. states. The Company's tax expense for 2019 was favorably impacted by tax benefits of approximately $0.3 million related to stock-based compensation.

For Canadian tax purposes, the Company has full valuation allowances against its deferred tax assets, including its net operating losses, and no benefit for loss is recorded.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	March 31, 2019	December 31, 2018	$ Change
Cash	$70.0	$295.4	$(225.4)
Accounts receivable, net	$91.7	$84.1	$7.6
Inventories	$105.9	$107.3	$(1.4)
Prepaid expenses and other current assets	$6.8	$10.6	$(3.8)
Accounts payable	$111.0	$101.1	$9.9
Dividend payable	$0.0	$243.5	$(243.5)
Accrued expenses and other current liabilities	$38.2	$35.0	$3.2
Operating lease liabilities	$10.6	$0.0	$10.6
Working capital	$114.6	$117.8	$(3.2)

Historical Cash Flows

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities from continuing operations	$23.8	$6.6
Net cash (used in) provided by operating activities from discontinued operations	$0.3	$9.8
Net cash used in investing activities from continuing operations	$(1.0)	$(0.4)
Net cash used in investing activities from discontinued operations	$0.0	$(0.1)
Net cash used in financing activities from continuing operations	$(248.4)	$(59.9)
Effects of exchange rates on cash	$(0.1)	$0.5
Net decrease in cash and cash equivalents	$(225.4)	$(43.5)

Our primary liquidity needs are to support working capital requirements in our business, including the start up costs for our new distribution center, funding recently declared and any future dividends, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased $3.2 million primarily related to decreased cash balances after payment of the $243.5 million dividend declared at the end of 2018 and decreasing inventory, prepaid expenses and other current asset balances offset by increased accounts receivable balances compared to the increased balances in accounts payable, accrued expenses and the recording of $10.6 million of operating lease liabilities. Accounts receivable days outstanding were 34.5 in 2019 compared to 34.3 in 2018. Inventory turns were 6.1 in 2019 and in 2018 and accounts payable days outstanding were 65.0 in 2019 compared to 74.8 in 2018.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Net cash provided by continuing operations was $23.8 million resulting from changes in our working capital accounts, which provided $11.2 million in cash compared to $3.6 million used in 2018, primarily the result of the changes in accounts payable balances, changes in accrued expenses and other current liabilities and non-current liabilities balances. Cash generated from net income adjusted by other non-cash items provided $12.6 million compared to $10.2 million provided by these items in 2018, primarily related to the net income from continuing operations and compensation expense related to equity compensation plans expense in 2019. In the first quarter of 2019, the Company repriced approximately 0.6 million shares of outstanding stock options and recorded approximately $0.6 million of related compensation expense. Net cash provided by operating activities from discontinued operations was $0.3 million and $9.8 million for the three months ended March 31, 2019 and 2018, respectively.

Net cash used in investing activities from continuing operations totaled $1.0 million primarily for various warehouse projects including: wire decking, in-rack sprinkler system, warehouse lighting project and information technology equipment and leasehold improvements.  Net cash used in investing activities in 2018 totaled $0.4 million primarily for warehouse and information technology equipment and leasehold improvements. Net cash used in investing activities from discontinued operations was zero and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Net cash used in financing activities totaled $248.4 million primarily related to the special dividend declared in December 2018 and paid in January 2019 of $243.5 million and the regular quarterly dividend of $4.5 million. Proceeds from the issuance of common stock from employee stock purchase plan was $0.4 million offset by payments of payroll taxes on stock based compensation through shares withheld of $0.8 million. In 2018, cash used in financing activities totaled $59.9 million and included approximately $59.8 million for dividends paid, $0.8 million in stock option exercises offset by payments of payroll taxes on stock based compensation through shares withheld of $0.9 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of March 31, 2019, eligible collateral under the credit agreement was $75.0 million, total availability was $73.4 million, total outstanding letters of credit were $1.3 million, excess availability was $72.1 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of March 31, 2019.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2019 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, distribution and administrative costs as a percentage of sales, product mix and relative levels of domestic and foreign sales.  Unusual gains or expense items, such as special (gains) charges and settlements, may impact earnings and are separately disclosed.  We expect that past performance may not be indicative of future performance due to the competitive nature of our business where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have minimal debt.

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  In 2019 we anticipate capital expenditures in the range of $6.0 to $8.0 million, though at this time we are not contractually committed to incur these expenditures. On April 18, 2019, the Company entered into a lease agreement for a portion of a distribution facility located in Texas for approximately 490,000 square feet and a lease term of 125 months. The total lease obligation is approximately $20.0 million.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of March 31, 2019, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At March 31, 2019 cash balances held in foreign subsidiaries totaled approximately $4.2 million. These balances are held in local country banks. The Company intends to repatriate excess foreign cash balances when available and when it is tax efficient.  The Company had in excess of $137 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2019, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2019 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2019, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 26 states seeking recovery of “unclaimed property” and has received separate demands from 21 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. The matter is at a very early stage and although Systemax Inc. has been dismissed from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2019 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2019 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

SYSTEMAX INC.

Date: May 7, 2019	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 7, 2019	By:	/s/ Thomas Clark
Thomas Clark
Vice President and Chief Financial Officer