Form 10-Q
period 2019-06-30
SYSTEMAX INC
filed 2019-08-06
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
The number of shares outstanding of the registrant’s Common Stock as of July 30, 2019 was 37,485,837.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash	$90.8	$295.4
Accounts receivable, net	96.2	84.1
Inventories	101.4	107.3
Prepaid expenses and other current assets	4.7	10.6
Total current assets	293.1	497.4

Property, plant and equipment, net	15.3	14.9
Operating lease right-of-use assets	63.4	0.0
Deferred income taxes	9.1	8.9
Goodwill and intangibles	7.3	7.7
Other assets	1.3	1.1
Total assets	$389.5	$530.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$116.8	$101.1
Dividend payable	0.0	243.5
Accrued expenses and other current liabilities	39.7	35.0
Operating lease liabilities	11.4	0.0
Total current liabilities	167.9	379.6
Deferred income tax liability	0.1	0.1
Other liabilities	2.6	12.6
Operating lease liabilities	62.8	0.0
Total liabilities	233.4	392.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	188.1	187.0
Treasury stock	(23.2)	(25.1)
Retained earnings	(12.3)	(27.6)
Accumulated other comprehensive income	3.1	3.0
Total shareholders’ equity	156.1	137.7
Total liabilities and shareholders’ equity	$389.5	$530.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$248.6	$231.2	$480.8	$443.4
Cost of sales	162.6	151.2	314.5	290.9
Gross profit	86.0	80.0	166.3	152.5
Selling, distribution & administrative expenses	66.0	61.7	133.1	123.1
Operating income from continuing operations	20.0	18.3	33.2	29.4
Interest and other (income) expense, net	(0.1)	0.0	(0.1)	0.1
Income from continuing operations before income taxes	20.1	18.3	33.3	29.3
Provision for income taxes	5.2	4.9	8.4	7.2
Net income from continuing operations	14.9	13.4	24.9	22.1
Income (loss) from discontinued operations, net of tax	(0.3)	4.8	(0.6)	10.7
Net income	$14.6	$18.2	$24.3	$32.8

Net income per common share from continuing operations:
Basic	$0.40	$0.36	$0.66	$0.59
Diluted	$0.39	$0.35	$0.66	$0.58
Net income (loss) per common share from discontinued operations:
Basic	$(0.01)	$0.13	$(0.02)	$0.29
Diluted	$(0.01)	$0.13	$(0.02)	$0.28
Net income per common share:
Basic	$0.39	$0.49	$0.64	$0.88
Diluted	$0.38	$0.48	$0.64	$0.87

Weighted average common and common equivalent shares:
Basic	37.5	37.2	37.4	37.2
Diluted	37.9	37.9	37.9	37.9

Dividends declared	$0.12	$1.11	$0.24	$1.22

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$14.6	$18.2	$24.3	$32.8
Other comprehensive income (loss):
Foreign currency translation	0.1	(3.7)	0.1	(2.3)
Total comprehensive income	$14.7	$14.5	$24.4	$30.5

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Income from continuing operations	$24.9	$22.1
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2.0	2.2
Provision for returns and doubtful accounts	0.3	0.0
Stock-based compensation	2.8	0.8
Provision for deferred taxes	(0.2)	0.2
Gain on disposition and abandonment	0.1	0.0
Changes in operating assets and liabilities:
Accounts receivable	(12.8)	(10.4)
Inventories	6.0	(1.5)
Prepaid expenses and other assets	(1.2)	(2.2)
Income taxes payable	5.9	5.5
Accounts payable	15.4	3.2
Accrued expenses, other current and non current liabilities	6.9	(1.9)
Net cash provided by operating activities from continuing operations	50.1	18.0
Net cash provided by (used in) operating activities from discontinued operations	0.1	(1.7)
Net cash provided by operating activities	50.2	16.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.4)	(1.1)
Net cash used in investing activities from continuing operations	(2.4)	(1.1)
Net cash used in investing activities from discontinued operations	0.0	(0.3)
Net cash used in investing activities	(2.4)	(1.4)

Cash flows from financing activities:
Dividends paid	(252.5)	(101.1)
Proceeds from issuance of common stock	0.6	0.9
Payment of payroll taxes on stock-based compensation through shares withheld	(0.8)	(1.3)
Proceeds from the issuance of common stock from employee stock purchase plan	0.4	0.0
Net cash used in financing activities	(252.3)	(101.5)

Effects of exchange rates on cash	(0.1)	(1.0)

Net decrease in cash	(204.6)	(87.6)
Cash – beginning of period	295.4	184.5
Cash – end of period	$90.8	$96.9

Supplemental disclosures of non-cash operating and investing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14.7	$0.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2018	37,094	$0.4	$186.5	$(21.8)	$44.8	$1.9	$211.8
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	38		(0.5)	0.5			0.0
Stock withheld for employee taxes	(31)		(0.5)	(0.4)			(0.9)
Proceeds from issuance of common stock	72		(0.1)	0.9			0.8
Dividends declared					(4.1)		(4.1)
Change in cumulative translation adjustment						1.4	1.4
Net income					14.6		14.6
Balances March 31, 2018	37,173	$0.4	$185.8	$(20.8)	$55.3	$3.3	$224.0
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	19		(0.2)	0.2			0.0
Stock withheld for employee taxes	(10)		(0.3)	$(0.1)			(0.4)
Proceeds from issuance of common stock	10			$0.1			0.1
Dividends declared					(41.3)		(41.3)
Change in cumulative translation adjustment						(3.7)	(3.7)
Net income					18.2		18.2
Balances, June 30, 2018	37,192	$0.4	$185.7	$(20.6)	$32.2	$(0.4)	$197.3

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2019	37,335	$0.4	$187.0	$(25.1)	$(27.6)	$3.0	$137.7
Stock-based compensation expense			1.5				1.5
Issuance of restricted stock	103		(1.8)	1.8			0.0
Stock withheld for employee taxes	(34)			(0.8)			(0.8)
Proceeds from issuance of common stock	3						0.0
Issuance of shares under employee stock purchase plan	21		0.4				0.4
Dividends declared					(4.5)		(4.5)
Change in cumulative translation adjustment						0.0	0.0
Net income					9.7		9.7
Balances, March 31, 2019	37,428	$0.4	$187.1	$(24.1)	$(22.4)	$3.0	$144.0
Stock-based compensation expense			1.3				1.3
Issuance of restricted stock	6						0.0
Stock withheld for employee taxes	(1)						0.0
Proceeds from issuance of common stock	53		(0.3)	0.9			0.6
Dividends declared					(4.5)		(4.5)
Change in cumulative translation adjustment						0.1	0.1
Net income					14.6		14.6
Balances, June 30, 2019	37,486	$0.4	$188.1	$(23.2)	$(12.3)	$3.1	$156.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The sale of the France based IT business, which had been included in the Company's former European Technology Products segment, met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". Therefore, the prior year results of the France-based IT business are included in discontinued operations in the accompanying consolidated financial statements. For the three and six month periods ended June 30, 2019, there were no net sales or net income/loss of the France business included in discontinued operations. For the three and six month periods ended June 30, 2018, net sales of the France business included in discontinued operations totaled $131.9 million and $274.9 million, respectively, and net income of the France business included in discontinued operations totaled $4.4 million and $9.9 million, respectively.

As previously disclosed, in March 2017 the Company sold Systemax Europe SARL and its subsidiaries (the “SARL Businesses”) which had been included in the Company's former European Technology Products segment. The sale of the SARL Businesses met the “strategic shift with major impact” criteria as described above. For the three and six month periods ended June 30, 2019, there were no net sales or net income/loss of the SARL Businesses included in discontinued operations. For the three and six month periods ended June 30, 2018, there were no net sales of the SARL Businesses included in discontinued operations. For the three and six month periods ended June 30, 2018, net income of the SARL Businesses included in discontinued operations totaled $0.4 million and $0.2 million, respectively.

Also included in discontinued operations is the Company’s former North American Technology Group ("NATG") business, which was sold in December 2015 and is winding down its operations. The sale of the NATG business had a major impact on the Company and therefore certain components met the strategic shift criteria as defined under ASU 2014-08. Accordingly, these components and any related results of operations are reflected in discontinued operations. For the three and six month periods ended June 30, 2019 and 2018, there were no net sales of the NATG business included in discontinued operations. Net loss from the NATG business was $0.3 million and $0.6 million, respectively, for the three and six month periods ended June 30, 2019, and net income from the NATG business was zero for the three months ended June 30, 2018 and $0.6 million for the six months ended June 30, 2018.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2019 and the results of operations for the three and six month periods ended June 30, 2019 and 2018, statements of comprehensive income (loss) for the three and six month periods ended June 30, 2019 and 2018, cash flows for the six month periods ended June 30, 2019 and 2018 and changes in shareholders’ equity for the three and six month periods ended June 30, 2019 and 2018.  The December 31, 2018 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2018 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  The results for the six month period ended June 30, 2019 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on June 29, 2019 and June 30, 2018. The second quarters of both 2019 and 2018 included 13 weeks and the first six months of both 2019 and 2018 included 26 weeks.

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

The ROU assets and corresponding lease liabilities are recorded based upon the net present value of the remaining lease payments, discounted using interest rates determined by utilizing such factors as the Company's current credit facility terms, the length of the remaining term of the lease, the Company's expected debt credit rating and comparable company term loan yields. Adoption of the new standard resulted in the Company recording ROU assets and lease liabilities of approximately $54 million and $64 million, respectively, at January 1, 2019. Certain leases may include options to extend the lease, however the Company is not including any impact of such options in the valuation of its ROU assets or liabilities as they are not currently probable of being extended. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company has sublease agreements for unused space we lease in the United States and Germany. For the three and six month periods ended June 30, 2019, the Company recorded $0.4 million and $1.0 million, respectively, of sublease income in continuing and discontinued operations.

In April 2019, the Company entered into a lease agreement for a portion of a distribution facility located in Texas for approximately 490,000 square feet and a lease term of 125 months. The total lease obligation is approximately $19.8 million. The Company is separately charged for real estate taxes, insurance and common area maintenance. The Company recorded an ROU asset and related lease liability of approximately $14.7 million during the second quarter of 2019.

The following table details the Company's ROU asset operating lease cost, included in continuing operations, for the three and six months ended June 30, 2019 (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$3.0	$5.7

The following tables detail the Company's ROU asset activity for continuing and discontinued operations as of June 30, 2019.

Six Months Ended June 30,
2019
Weighted Average Remaining Lease Term
Operating leases	8.5 years

Weighted Average Discount Rate
Operating leases	5.7%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2019 (remaining six months)	$5.4
2020	13.9
2021	10.9
2022	9.9
2023	9.8
Thereafter	45.0
Total lease payments	94.9
Less: interest	(20.7)
Total present value of lease liabilities	$74.2

The Company currently leases its headquarters office facility from an entity owned by the Company’s principal shareholders.

3.	Revenue

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

The Company’s performance obligation is primarily a single obligation to deliver products. The Company’s performance obligations are satisfied when products are transferred to a customer in accordance with agreed upon shipping terms. Certain sales may include product and/or services that are distinct and accounted for as separate performance obligations. The Company’s performance obligations for services are satisfied when the services are rendered. The Company’s total service revenue is immaterial as it accounted for less than 1% of total revenue for the second quarter and six months ended June 30, 2019 and 2018, respectively.

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

The Company records a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of June 30, 2019 and December 31, 2018.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly, based upon its historical returns rates, as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.1 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents the Company's revenue by geography for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
MRO products and industrial supplies-United States	$236.7	$220.4	$457.5	$422.4
MRO products and industrial supplies-Canada	11.9	10.8	23.3	21.0
Consolidated	$248.6	$231.2	$480.8	$443.4

4.	Discontinued Operations and Special Charges (Gains)

The Company’s discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (See Note 1).

In the second quarter ended June 30, 2019, the Company's NATG discontinued operations received approximately $0.2 million in vendor settlements and for the six months ended June 30, 2019, the Company's received approximately $0.2 million in vendor settlements and recorded approximately $0.1 million of professional fees. The Company expects that total additional charges related to the NATG business after this quarter will approximately $1.0 million and that these charges will be presented in discontinued operations.

In the second quarter ended June 30, 2018, the Company recorded, within discontinued operations, net recoveries of $0.1 million related to the wind-down of the SARL Businesses. The Company received escrow funds of approximately $0.2 million and recorded approximately $0.1 million of accelerated depreciation on fixed assets. For the six months ended June 30, 2018, the Company recorded $0.2 million recoveries of escrow funds, $0.1 million of accelerated depreciation and $0.1 million for legal and professional fees.

In the second quarter ended June 30, 2018, the Company's NATG discontinued operations received $0.1 million in vendor settlements, recorded $0.1 million in lease reserve adjustments related to their exited leased facilities and recorded approximately $0.1 million of legal and professional fees. For the six months ended June 30, 2018, the Company received $0.7 million in restitution receipts, received $0.1 million in vendor settlements, recorded approximately $0.2 million of legal and professional fees and recorded $0.1 million in favorable lease reserve adjustments related to their leased facilities.

Below is a summary of the impact on net sales, net income (loss) and net income (loss) per share from discontinued operations for the three and six months ended June 30, 2019 and 2018.

Pretax income (loss) of Discontinued operations to the Net Income (loss) of discontinued operations is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$0.0	$131.9	$0.0	$274.9
Cost of sales	0.0	110.8	0.0	229.6
Gross profit	0.0	21.1	0.0	45.3
Selling, distribution & administrative expenses	0.4	13.7	0.8	29.3
Special charges (gains)	(0.2)	0.0	(0.1)	(0.7)
Operating (loss) income from discontinued operations	(0.2)	7.4	(0.7)	16.7
Interest and other (income) expenses, net	0.0	(0.1)	0.0	(0.3)
Income (loss) from discontinued operations before income taxes	(0.2)	7.5	(0.7)	17.0
Provision (benefit) for income taxes	0.1	2.7	(0.1)	6.3
Net income (loss) from discontinued operations	$(0.3)	$4.8	$(0.6)	$10.7
Net income (loss) per share – basic	$(0.01)	$0.13	$(0.02)	$0.29
Net income (loss) per share – diluted	$(0.01)	$0.13	$(0.02)	$0.28

The following table details liabilities related to the sold NATG segment’s non-lease components that remain as of June 30, 2019 (in millions):

NATG – Non-lease components
Balance January 1, 2019	$2.8
Charged to expense	0.7
Paid or otherwise settled	(0.3)
Balance June 30, 2019	$3.2

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

The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.3 million and $0.6 million shares for the three months ended June 30, 2019 and 2018, respectively, and 0.3 million shares and 0.6 million shares for the six months ended June 30, 2019 and 2018, respectively. The weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.1 million and 0.1 million shares for the three months ended June 30, 2019 and 2018, respectively, and 0.2 million shares and 0.2 million shares for the six months ended June 30, 2019 and 2018, respectively. The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share due to their antidilutive effect was 0.2 million shares for the three and six months ended June 30, 2019 and none for the three and six months ended June 30, 2018.

6.	Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2019, eligible collateral under the credit agreement was $75.0 million, total availability was $73.0 million, total outstanding letters of credit were $1.3 million, total excess availability was $71.7 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of June 30, 2019.

7. Fair Value Measurements

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company estimates the fair value of financial instruments based on interest rates available to the Company. At June 30, 2019 and 2018, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.   The Company’s debt is considered to be representative of its fair value because of its variable interest rate.

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

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. Although Systemax Inc. has been dismissed from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants and related possible insurance coverage; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2019 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2019 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

On August 31, 2018, the Company closed on the sale of its France-based IT value added reseller business. The sale was denominated on a cash-free, debt-free basis and included normalized working capital adjustments. The France business had been included in the Company's former European Technology Products segment. Initially, the Company was providing limited transition services to the France business for a period of up to six months, following the closing, under a transition services agreement. This transition services agreement was extended in the first quarter of 2019 for an additional six month period.

On March 24, 2017 the Company sold Systemax Europe SARL and its subsidiaries (the “SARL Businesses”), which had been included in the Company's former European Technology Products segment.

The sale of the France business and SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which allows for dispositions with major impact to be presented in the financial statements as discontinued operations. Therefore, the prior year results of the France business and SARL Businesses are included in discontinued operations in the accompanying condensed consolidated financial statements.  For the three months ended June 30, 2019 and 2018, net sales of the France business included in discontinued operations totaled $0 and $131.9 million, respectively, and for the six months ended June 30, 2019 and 2018, net sales totaled $0 and $274.9 million, respectively. For the three months ended June 30, 2019 and 2018, net income of the France business included in discontinued operations totaled $0 and $4.4 million, respectively, and for the six months ended June 30, 2019 and 2018, net income totaled $0 and $9.9 million. For the three and six months ended June 30, 2019, there was no activity related to the SARL Businesses in net sales or net income (loss) in discontinued operations and for the three and six month periods ended June 30, 2018, net income of the SARL Businesses included in discontinued operations totaled $0.4 million and $0.2 million, respectively.

On December 1, 2015, the Company sold its NATG operating businesses and began the wind-down of its remaining NATG operations.  The sale of the NATG business had a major impact on the Company and therefore certain components met the strategic shift criteria as defined under ASU 2014-08. In the second quarter and six months ended June 30, 2019 and 2018, there were no net sales recorded for discontinued NATG operations within discontinued operations. In the second quarter and six months ended June 30, 2019, net loss totaled $0.3 million and $0.6 million, respectively, primarily related to operating expenses and legal and professional fees. For the three months ended June 30, 2018, there was no net income recorded for the discontinued NATG operations and for the six months ended June 30, 2018, net income of $0.6 million was recorded primarily related to restitution payments and vendor settlements received offset by legal and professional fees and operating expenses.

In order to provide more meaningful information to investors, the Company is presenting its operating income and operating margin on a non-GAAP basis in the “Reconciliation of Consolidated GAAP Operating Income from Continuing Operations to Consolidated Non-GAAP Operating Income from Continuing Operations" table. This non-GAAP presentation reflects the Misco Germany operations as discontinued operations for all periods presented. Additional non-GAAP adjustments for executive separation and transition costs, intangible amortization and equity compensation are made to continuing operations.  Management’s Discussion and Analysis that follows will include our current and discontinued operations.

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

See Note 3 to the condensed consolidated financial statements for additional financial information about our business' geographic operations.

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

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventory valuation; right of use assets; goodwill and intangible assets; long-lived assets; income taxes; and special charges.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no significant changes in the application of critical accounting policies or estimates during 2019.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

Highlights from Q2 2019 and Year to Date Q2 2019

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•
Consolidated sales increased 7.5% to $248.6 million for the second quarter ended June 30, 2019 compared to $231.2 million in 2018 and increased 8.4% to $480.8 million for the six months ended June 30, 2019 compared to $443.4 million in 2018.

•	On a constant currency basis, average daily sales increased 7.8% for the second quarter ended June 30, 2019 compared to 2018 and increased 8.7% for the six months ended June 30, 2019 compared to 2018.

•
Consolidated operating income grew 9.3% to $20.0 million for the second quarter ended June 30, 2019 compared to $18.3 million in 2018 and grew 12.9% to $33.2 million for the six months ended June 30, 2019 compared to $29.4 million in 2018.

•
Net income per diluted share from continuing operations grew 11.4% to $0.39 for the second quarter ended June 30, 2019 compared to $.35 in 2018 and grew 13.8% to $0.66 for the six months ended June 30, 2019 compared to $0.58 in 2018.

GAAP Results of Operations

Three and Six Months Ended June 30, 2019 compared to the Three and Six Months Ended June 30, 2018

Key Performance Indicators* (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net sales of continuing operations:
Consolidated net sales	$248.6	$231.2	7.5%	$480.8	$443.4	8.4%
Consolidated gross profit	$86.0	$80.0	7.5%	$166.3	$152.5	9.0%
Consolidated gross margin	34.6%	34.6%	0.0%	34.6%	34.4%	0.2%
Consolidated SD&A costs	$66.0	$61.7	7.0%	$133.1	$123.1	8.1%
Consolidated SD&A costs as a % of net sales	26.5%	26.7%	(0.2)%	27.7%	27.8%	(0.1)%
Consolidated operating income	$20.0	$18.3	9.3%	$33.2	$29.4	12.9%
Consolidated operating margin from continuing operations	8.0%	7.9%	0.1%	6.9%	6.6%	0.3%
Effective income tax rate	25.9%	26.8%	(0.9)%	25.2%	24.6%	0.6%
Net income from continuing operations	$14.9	$13.4	11.2%	$24.9	$22.1	12.7%
Net margin from continuing operations	6.0%	5.8%	0.2%	5.2%	5.0%	0.2%
Net income (loss) from discontinued operations	$(0.3)	$4.8	(106.3)%	$(0.6)	$10.7	(105.6)%

*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).

SYSTEMAX INC.
Reconciliation of Consolidated GAAP Operating Income from Continuing Operations to Consolidated Non-GAAP Operating Income from Continuing Operations – Unaudited
(in millions)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
GAAP:	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Net sales	$248.6	$231.2	7.5%	480.8	443.4	8.4%
Average daily sales*	3.9	3.6	7.8%	3.8	3.5	8.7%
Operating income	20.0	18.3	9.3%	33.2	29.4	12.9%
Operating margin%	8.0%	7.9%		6.9%	6.6%

Non-GAAP adjustments:
Executive separation & transition costs	0.4	0.0		1.0	0.0
Stock based compensation	1.3	0.2		2.4	0.5
Intangible amortization	0.1	0.2		0.1	0.5
Reverse results of Germany included in GAAP continuing operations	0.1	0.0		0.1	0.0
Total Non-GAAP Adjustments:	1.9	0.4		3.6	1.0

Non-GAAP operating income	$21.9	$18.7	17.1%	$36.8	$30.4	21.1%
Non-GAAP Operating Margin %	8.8%	8.1%		7.6%	6.9%

*
Average daily sales is calculated based upon the number of selling days in each period, converted to US Dollars on a constant currency basis. In Q2 2019 and 2018 there were 64 selling days in the U.S and for the first six months of 2019 and 2018 there were 128 selling days. In Canada there were 63 selling days in Q2 2019 and 64 selling days in Q2 2018 and for the first six months of 2019 and 2018 there were 126 selling days.

1
On August 31, 2018, the Company closed on the sale of the France operations. Results of this divested business have been classified as discontinued operations for all periods presented. On March 24, 2017, the Company closed on the sale of its European Technology Group businesses, other than its operations in France.  Prior year results of these divested businesses have been classified as discontinued operations. On December 1, 2015 the Company closed on the sale of certain assets of its North American Technology Group (“NATG”). Pursuant to this transaction, the Company continues to wind down the remaining operations of NATG during 2019. Costs of the wind down in the second quarter and six months ended June 30, 2019 and 2018 are included within discontinued operations.

2
In order to provide more meaningful information to investors, the Company is presenting its operating income and operating margin on a non-GAAP basis in the “Reconciliation of Consolidated GAAP Operating Income from Continuing Operations to Consolidated Non-GAAP Operating Income from Continuing Operations" table. This non-GAAP presentation reflects the Misco Germany operations as discontinued operations for all periods presented. Additional non-GAAP adjustments for executive separation and transition costs, intangible amortization and equity compensation are made to continuing operations.

3
Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on June 29, 2019 and June 30, 2018. The second quarters of both 2019 and 2018 included 13 weeks and the first six months of 2019 and 2018 included 26 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.  The discussion is based upon the GAAP Results of Operations table.

NET SALES

The Company's net sales benefited during the quarter ended June 30, 2019 from continued strong demand across the business with solid performance across sales channels, specifically managed sales, where we continue to invest in sales productivity and training initiatives. Revenue performance was broad based across product categories, with growth continuing to be led by newer product lines where we are investing in subject matter expertise, sales training and an expanding product offering. Net sales also benefited from above market growth in our Canada business which delivered its tenth consecutive quarter of double digit growth. Canada sales were up approximately 16% in local currency on an average daily sales basis for the quarter and six months ended June 30, 2019 compared to the same period in 2018.  U.S. revenue was up 7.5% in the quarter ended June 30, 2019 compared to the same period in 2018 and up 8.4% for the six months ended June 30, 2019. On a constant currency basis, average daily sales increased 7.8% for the second quarter of 2019 compared to the same period in 2018 and increased 8.7% for the six months ended June 30, 2019. In the U.S., there were 64 selling days in the second quarter of 2019 and 2018 and 128 selling days for the six months ended June 30, 2019 and 2018. In Canada there were 63 selling days in the second quarter of 2019 and 64 selling days in the second quarter of 2018 and 126 selling days for the six months ended June 30, 2019 and 2018.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, cooperative advertising funds classified as a reduction to cost of sales, free freight and freight discounting arrangements, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin.

Gross margin was unchanged in the second quarter of 2019 compared to the second quarter of 2018 reflecting proactive management of our inventory, purchasing and sell prices as the Company addressed the 10% tariffs, enacted in September 2018, which were levied by the U.S. on products imported from China. Gross margin increased 20 basis points for the six months ended June 30, 2019 compared to 2018. The Company is managing the latest round of tariffs which increased to 25% in June 2019 in a similar fashion to how it managed the initial tariffs. The Company continues to believe that any impact will be gradual as it monitors sell prices in the market, continues to work with suppliers to mitigate costs, and actively reviews its supply chain.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

SD&A costs as a percentage of sales was 26.5% in the second quarter of 2019 compared to 26.7% for the same period in 2018. Included in the second quarter of 2019 was approximately $0.4 million of executive separation and transition expense. Excluding these expenses, SD&A improved 30 basis points as a percentage of sales compared to the prior year. This improvement was primarily the result of improved efficiencies across our operations, including marketing spend. In the second quarter of 2019, the significant cost increases were increased salary and related costs of approximately $3.0 million, of which $0.4 million related to executive separation and transition costs previously mentioned and increased net internet advertising spend of approximately $1.0 million and increased contract services costs of approximately $0.2 million and approximately $0.4 million of costs associated with our new distribution center offset by savings in telephony and consulting fees of approximately $0.2 million. For the six months ended June 30, 2019 SD&A costs as a percentage of sales was 27.7% compared to 27.8% for the same period in 2018. Included in the first six months of 2019 was approximately $1.0 million of executive separation and transition costs and $0.6 million of equity compensation expense related to the repricing of stock options. Excluding these expenses, SD&A for the first six months of 2019 improved 40 basis points as a percentage of sales compared to the same period in 2018. The significant cost increases for the six months ended June 30, 2019 were increased salary and related costs of approximately $6.8 million, of which $1.6 million related to executive separation and transition costs previously mentioned, increased net internet advertising spend of approximately $1.5 million, increased contract services costs of approximately $0.7 million and approximately $0.4 million of costs associated with our new distribution center.

DISCONTINUED OPERATIONS AND SPECIAL CHARGES (GAINS)

The Company’s discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (See Note 1).

Total special charges and gains included in discontinued operations totaled $0.2 million gain for the second quarter of 2019, $0.1 million gain for the six months ended June 30, 2019 and a $0.7 million gain for the six months ended June 30, 2018.

OPERATING MARGIN

Operating margin for the three and six months ended June 30, 2019 increased by 10 basis points and 30 basis points, respectively, compared to the same period in 2018. The increase was driven by increased sales and freight margin, improved leverage within our fixed cost structure and good spend discipline in regards to marketing and general operating expenses.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.1 million income in the second quarter and six months ended June 30, 2019 compared to $0.0 and $0.1 million expense in the second quarter and six months ended June 30, 2018.

INCOME TAXES

For the quarter ended June 30, 2019 the Company recorded income taxes in continuing operations of approximately $5.2 million, for an effective tax rate of 25.9%. For the first six months of 2019 the Company reported income taxes in continuing operations of approximately $8.4 million, for an effective tax rate of 25.2%. Tax expense is related to the Company's U.S. and India operations and certain U.S. states. The Company's tax expense for the first six months of 2019 was favorably impacted by tax benefits of approximately $0.3 million related to stock-based compensation.

For Canadian tax purposes, the Company continues to carry a full valuation allowance against its deferred tax assets in Canada in 2019, including its net operating losses, and no tax expense has been recorded.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	June 30, 2019	December 31, 2018	$ Change
Cash	$90.8	$295.4	$(204.6)
Accounts receivable, net	$96.2	$84.1	$12.1
Inventories	$101.4	$107.3	$(5.9)
Prepaid expenses and other current assets	$4.7	$10.6	$(5.9)
Accounts payable	$116.8	$101.1	$15.7
Dividend payable	$0.0	$243.5	$(243.5)
Accrued expenses and other current liabilities	$39.7	$35.0	$4.7
Operating lease liabilities	$11.4	$0.0	$11.4
Working capital	$125.2	$117.8	$7.4

Historical Cash Flows

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities from continuing operations	$50.1	$18.0
Net cash provided by (used in) provided by operating activities from discontinued operations	$0.1	$(1.7)
Net cash used in investing activities from continuing operations	$(2.4)	$(1.1)
Net cash used in investing activities from discontinued operations	$0.0	$(0.3)
Net cash used in financing activities from continuing operations	$(252.3)	$(101.5)
Effects of exchange rates on cash	$(0.1)	$(1.0)
Net decrease in cash and cash equivalents	$(204.6)	$(87.6)

Our primary liquidity needs are to support working capital requirements in our business, including the start up costs for our new Texas distribution center anticipated to commence operations in the third quarter of 2019, funding recently declared and any future dividends, funding capital expenditures, continued investment in upgrading and expanding our technological capabilities and information technology infrastructure and funding acquisitions.  We rely principally upon operating cash flow to meet these needs.  We believe that cash flow available from these sources and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives.  To the extent our growth initiatives expand, including major acquisitions, we may seek to raise additional capital.  We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $7.4 million primarily related to net income in the first six months of 2019, increased accounts receivable balances offset by decreasing balances in inventory, prepaid and other current assets compared to increased balances in accounts payable and dividends paid in 2019. accrued expenses and the recording of $11.4 million of current operating lease liabilities. Accounts receivable days outstanding were 35.2 in 2019 compared to 34.0 in 2018. Inventory turns were 6.0 in 2019 and 6.3 in 2018 and accounts payable days outstanding were 64.6 in 2019 compared to 72.8 in 2018.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Net cash provided by continuing operations was $50.1 million resulting from changes in our working capital accounts, which provided $20.2 million in cash compared to $7.3 million used in 2018, primarily the result of the changes in accounts payable balances and additional changes in inventory balances, accrued expenses and other current and non-current liabilities. Cash generated from net income adjusted by other non-cash items provided $29.9 million compared to $25.3 million provided by these items in 2018, primarily related to the net income from continuing operations and increased stock-based compensation expense in 2019. In the first quarter of 2019, the Company repriced approximately 0.6 million shares of outstanding stock options and recorded approximately $0.6 million of related compensation expense. Net cash provided by operating activities from discontinued operations was $0.1 million for the six months ended June 30, 2019 and $1.7 million used for the six months ended June 30, 2018.

Net cash used in investing activities from continuing operations totaled $2.4 million, primarily related to the Company's new distribution center in Texas and other warehouse projects including wire decking, in-rack sprinkler systems and warehouse lighting.  Net cash used in investing activities in 2018 totaled $1.1 million primarily for warehouse and information technology equipment and leasehold improvements. Net cash used in investing activities from discontinued operations was zero and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

Net cash used in financing activities totaled $252.3 million primarily related to the payment of the special dividend declared in December 2018 of $243.5 million and the regular quarterly dividends of $4.5 million each. Proceeds from the issuance of common stock from employee stock purchase plan was $0.4 million and proceeds from stock option exercises was $0.6 million, offset by payments of payroll taxes on stock based compensation through shares withheld of $0.8 million. In 2018, cash used in financing activities totaled $101.5 million and included approximately $101.1 million for dividends paid, $0.9 million in stock option exercises offset by payments of payroll taxes on stock based compensation through shares withheld of $1.3 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of June 30, 2019, eligible collateral under the credit agreement was $75.0 million, total availability was $73.0 million, total outstanding letters of credit were $1.3 million, excess availability was $71.7 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of June 30, 2019.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at June 30, 2019 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  In 2019 we anticipate capital expenditures in the range of $5.0 to $7.0 million, of which we are contractually committed to incur approximately $1.5 to $2.0 million of these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of June 30, 2019, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At June 30, 2019 cash balances held in foreign subsidiaries totaled approximately $4.2 million. These balances are held in local country banks. The Company intends to repatriate excess foreign cash balances when available and when it is tax efficient.  The Company had in excess of $158 million of liquidity (cash and undrawn line of credit) in the U.S. as of June 30, 2019, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2019 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of June 30, 2019, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG “Tiger” consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. Although Systemax Inc. has been dismissed from the case, the Company is continuing to assess the remaining claims against and the defenses available to the remaining subsidiary defendants and related possible insurance coverage; the Company cannot predict the outcome of this matter and believes the potential damages, if any, cannot be estimated at this time.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2019 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2019 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 6. Exhibits

10.1
Lease Agreement, dated April 18, 2019, by and between Global Industrial Distribution Inc. (tenant) and HLIT II CTC 3, L.P. (landlord) (DeSoto, TX facility) (exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K).

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

SYSTEMAX INC.

Date: August 6, 2019	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: August 6, 2019	By:	/s/ Thomas Clark
Thomas Clark
Vice President and Chief Financial Officer