Form 10-K
period 2019-12-31
SYSTEMAX INC
filed 2020-03-13
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $264,668,802. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 5, 2020 was 37,752,774 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the Annual Meeting of Stockholders to be held in 2020 are incorporated by reference in Part III hereof.

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

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

•
general economic conditions, such as customer inventory levels, interest rates, borrowing ability and economic conditions in the manufacturing industry generally, or global events that adversely impact economies generally such as pandemics (e.g., the coronavirus outbreak) will continue to impact our business;

•	delays in the timely availability of products from our suppliers could delay receipt of needed product and result in lost sales;

•
global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations could be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and/or travel restrictions resulting from pandemics such as the coronavirus outbreak in China;

•
the imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales or disrupt our operations;

•
other trade developments, such as anti-dumping proceedings or actions by U.S. or foreign governmental authorities, have occurred in the past and although were addressed by us without material impact to our business, there can be no assurance that future such events will not have a material impact;

•
our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors and maintaining quality control over their products, and protecting our intellectual property rights;

•
increases in freight and shipping costs could affect our margins to the extent the increases cannot be passed along to customers, as has occurred in the past, and factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as global availability of shipping containers and fuel costs;

•	our reliance on common carrier delivery services for shipping inventoried merchandise to customers;

•	our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory;

•

•

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

Current Operations

The Company sells a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operations (“MRO”) products, which are marketed in North America. Many of these products are manufactured by other companies. Some products are manufactured for us and sold under our brand as a white label product, and some are manufactured to our own design and marketed under the trademarks: Global™, GlobalIndustrial.com™, Nexel™ Paramount™ and Interion™.

See Note 4 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

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

Historically the Company has focused on products within the following categories: storage and shelving; material handling; janitorial and maintenance; furniture and office; and workbench and shopdesks. We have become a destination and trusted supplier of these products by offering competitive pricing, high service levels, broad and deep product offering, extensive product and sales expertise, and a well-developed Private Label product portfolio offering both high quality and attractively priced alternatives to leading national brands. Other emerging or growing categories are becoming a larger portion of our product portfolio; these include HVAC/R and fans, safety and security, outdoor and grounds maintenance, tools and instruments, office and school supplies, plumbing and pumps, packaging and supplies, electrical and lighting, food service and appliances, raw materials and building supplies, motors and power transmission, pneumatics and hydraulics, medical and laboratory equipment, metalworking and cutting tools, vehicle maintenance, and fasteners and hardware. Within these categories we intend to use the go to market strategy that we successfully employed to grow our legacy core product categories, as discussed below.

Sales and Marketing

We market our products primarily to business customers, which include for-profit businesses, state, local, and private educational organizations and government entities including federal, state, and local municipalities. We have an established multi-faceted direct marketing system and customer life cycle marketing program which tends to begin with customer acquisition via keyword or branding search, supported by strategic account managers, leading e-commerce and account management tools, and deep pre and post sales product expertise which are intended to drive customer retention and penetration and to maximize sales. From time to time we adjust or re-allocate our marketing and advertising spend to best take advantage of changes in market conditions, changes in product mix and/or to drive special sales initiatives and product promotions and in 2019 we implemented various new strategies to further focus our online advertising spend to achieve improved results and return on investment.

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

E-commerce

We currently operate multiple e-commerce sites, including:

www.globalindustrial.com
www.globalindustrial.ca
www.industrialsupplies.com

We are continually upgrading the capabilities and performance of these websites in our significant markets. In 2019, we launched a new version of our globalindustrial.com website which provides advanced features and self-serve capabilities that increases ease of use, while supplying a premier customer experience. The new website allows customers to conduct more of their order and service-related tasks such as returns, auto reorder, replacement parts and order tracking online.

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

Catalogs

As the Company increased its focus on online and e-commerce advertising, marketing and sales activities over the years, its use of hard copy catalogs decreased as compared to earlier periods, but over the last several years, it has distributed a stable number of regular and specialty catalogs and anticipates continuing to do so in the near term.

Customer Service, Order Fulfillment and Support

In 2019 we launched several initiatives with our vendors and freight partners, and in our own distribution centers, to improve our customer’s experience such as our Voice of the Customer initiative, involving phone and online surveys to obtain our customer’s input on their experiences with us and our products to ensure we deliver on the promise, to better focus our sales, service and marketing efforts and to target areas of improvement to enhance the overall customer experience.

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

The Company utilizes a sourcing strategy encompassing sales of in stock items that are either national brands, private label, or white label products as well as supplementing its stocking strategy with product fulfilled directly by our vendor partners via a drop ship relationship. In stock items tend to be higher in velocity, higher in gross margin, and offer a higher service level to our customers. In August 2019, we also launched a new distribution facility in De Soto Texas to better serve our business in the West and Southwest. In stock items are distributed via a network of five large distribution centers in the U.S. located in the Northeast, Midwest, West, Southeast and South Central regions and two additional smaller distribution facilities in Canada. We tend to stock items in our distribution center, and invest the requisite working capital in inventory position, after demonstrating sales volume success in the drop ship sales of that item effected through our suppliers. Orders are generally shipped by third-party delivery services and we maintain relationships with thousands of distributors and product vendors in the United States and Canada.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from both large and small manufacturers as well as large wholesale distributors. No supplier accounted for 10% or more of our product purchases related to continuing operations in 2019, 2018 and 2017. Most private label products are manufactured by third parties to our specifications.

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

Employees

As of December 31, 2019, we employed a total of approximately 1,430 employees, of whom 1,290 were in North America and 140 were in Asia. Approximately 39% of our employees are customer facing including customer service, quota bearing sales representatives, inbound call center representatives, and other pre and post sales management and support. Approximately 38% of our team members are employed within distribution, logistics, and fulfillment areas, while 22% of our employee base works within administrative functions including: IT, Marketing, Product Management, Human Resources, Accounting and Finance, and general administrative and management roles.

Seasonality

Seasonality does have some effect on the Company’s sales. Certain product lines are highly seasonal in nature, including HVAC products, snow removal products and outdoor furniture and equipment. In addition, certain customer segment buying cycles, including those of education and government, may tend to be more seasonal than others. Given these trends, financial results tend to vary quarter to quarter with sales and margin in the second and third quarters moderately higher than those in the first and fourth quarters respectively.

Environmental Matters

Under various national, state and local environmental laws and regulations in North America and Asia, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. We lease all of our facilities. In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although we have not been notified of, and are not otherwise aware of, any material real property environmental liability, claim or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with real property environmental matters in the future.

Financial Information About Domestic and Foreign Operations

We currently sell substantially all of our products through established sales channels to our customers in North America (primarily the United States and Canada).   Approximately 4.8%, 4.7%, and 4.1% of our net sales from continuing operations during 2019, 2018 and 2017, respectively were made by subsidiaries located outside of the United States. The following sets forth selected information with respect to our continuing operations net sales and operating income (loss), in those two geographic markets (in millions):

	North America	Europe and Asia	Total
2019
Net sales	$946.9	$0.0	$946.9
Operating income	$64.8	$1.3	$66.1
Identifiable assets	$393.8	$3.1	$396.9

2018
Net sales	$896.9	$0.0	$896.9
Operating income	$61.5	$0.2	$61.7
Identifiable assets	$526.6	$3.4	$530.0

2017
Net sales	$791.8	$0.0	$791.8
Operating income (loss)	$46.1	$(0.4)	$45.7
Identifiable assets	$362.4	$189.0	$551.4

See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, for further information with respect to our operations.

Discontinued Operations

For information regarding certain discontinued operations and former lines of business, see Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 5 to the consolidated financial statements included in Item 15 of this Form 10-K.

Available Information

We maintain an internet website at www.systemax.com. We file reports with the Securities and Exchange Commission (“SEC”) and make available free of charge on or through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports, as well as other SEC Filings as appropriate. These are available as soon as is reasonably practicable after they are filed with the SEC. All reports mentioned above are also available from the SEC’s website (www.sec.gov). The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Risks Related to the Economy and Our Industries

•
General economic conditions, including those that can result in decreased customer confidence and spending, could result in our failure to achieve our historical sales growth rates and profit levels. Pandemics, such as the global coronavirus outbreak threatens to disrupt global supply chains, including those we rely on in China, which could materially adversely affect our operations.

Both we and our customers are subject to global political, economic and market conditions, including trade and tariff uncertainties, customer inventory levels in the marketplace, borrowing ability, economic conditions in the manufacturing industry, increases in inflation, interest rates, freight costs and energy costs, as well as the impact of natural disasters, military action, the threat of terrorism, and global pandemic or other health crises. Our consolidated results of operations are directly affected by economic conditions in North America, and our supply chain for imported product is affected by conditions in Asia (particularly China).

In this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations could be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings, and travel restrictions resulting from the coronavirus outbreak in China. The coronavirus could become even more widespread in the United States, leading to health screenings, domestic quarantines, lower domestic economic activity and productivity and resultant lower demand for our products, which could adversely impact our business. These events may result in imported products not being timely received and resultant lost sales. We depend to a significant extent on products imported from China for our Private Label lines, and on domestic manufacturers who utilize components imported from Asia. While we have not experienced lost sales due the coronavirus and are making efforts to secure satisfactory levels of inventory, certain of our vendors have indicated

they are experiencing constrained supply and are deferring delivery dates, and there can be no assurance that our supply chain will not experience further disruptions significant enough to adversely affect our operations.

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

During 2018 the United States enacted three sets of tariffs on a variety of foreign sourced goods. While we experienced minimal impact from the first two tariff lists during 2018, the third list, which went into effect at the end of the third quarter of 2018, imposed tariffs on a broader group of products and impacted a number of the private label products we source directly from China as well as third-party branded product our U.S. suppliers source from China. We strategically increase prices in an effort to offset the incremental costs on certain products and shift certain products to alternative sources where available. The Company may not be able to fully offset any such tariffs through product price increases as increases in product prices in a competitive market would likely decrease demand for the Company’s products. Our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors, maintaining quality control over their products, and protecting our intellectual property rights.

These tariffs have increased and will continue to increase our costs of procurement. If the Company is able to adequately review its supply chain and monitor sell prices in the market, and successfully work with suppliers to mitigate costs, the Company does not expect any material impact on its business from the 2018 tariff actions and continues to believe that any impact from the tariffs currently in effect will be gradual and not material to the business, although there can be no assurance.

We strategically increase prices to offset the incremental costs on certain products and shift certain products to alternative sources where available. However, our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors, maintaining quality control over their products, and protecting our intellectual property rights. Further, the Company may not be able to fully offset any such tariffs through product price increases as increases in product prices in a competitive market would likely decrease demand for the Company’s products.

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

Many of our competitors also compete with us for recruiting and retaining talented and experienced employees, particularly in markets where we and they have significant distribution facilities. We have also experienced high levels of turnover in our warehouse/distribution operations, consistent with current market conditions. This aspect of competition is aggravated by the current tight labor market in the U.S. There can be no assurance the Company will be able to timely recruit, train and retain employees sufficient to support its growth strategies or will not have to incur increased compensation costs in order to do so. Our results of operations have been and in the future could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In the event of significant numbers of employees having to miss work due to a widespread health situation or pandemic such as the coronavirus, we may not be able to quickly source replacement or temporary workers, which could adversely affect our operations, particularly in our distribution centers.

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

Our United States subsidiaries historically collected and remitted sales tax in states in which the subsidiaries have physical presence or in which we believed sufficient nexus existed which obligated us to collect sales tax. During the first quarter of 2018, the Company voluntarily registered its primary selling subsidiary in the U.S. that generates taxable sales for sales tax collection in substantially all states. States may, from time to time in the future, claim that we had state-related activities constituting physical nexus to have required such collection, or that our sale of goods to customers in their state, or directly to the state and its political subdivisions, created nexus for sales tax purposes prior to our registration. Such efforts by states have increased recently, as states seek to raise revenues without increasing the income tax burden on residents. We relied on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we had with a particular state in the past will be deemed enough to have required us to collect sales tax in that state. A successful assertion by one or more states that we should have collected sales tax on the sale of merchandise in such state could result in substantial tax liabilities related to past sales.

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

•
Adverse weather events or natural disasters, as well as pandemics such as the coronavirus, could negatively affect or disrupt our operations. We may be affected by global climate changes or by legal, regulatory or market responses to such potential change.

Certain areas in which we operate are susceptible to severe weather events, such as hurricanes, tornadoes, floods and pandemics can impact any location. Our ability to provide efficient distribution of core business products from our or third-party drop ship distribution centers is critical to our business strategy. Disruptions at distribution centers or shipping ports, or the unavailability of employees needed by us or third parties to operate key functions at such locations, may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. We cannot predict whether or to what extent damage caused by these events will affect our operations or the economies in regions where we operate. These adverse events could result in disruption of our operations, our purchasing or distribution capabilities, interruption of our business that exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of these events.

•	Environmental Matters

Under various national, state and local environmental laws and regulations in North America, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substance at such real property. Such laws and regulation often impose liability without regard to fault. We lease all of our facilities. In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although we have not been notified of, and are not otherwise aware of, any material real property environmental liability, claim or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with real property environmental matters in the future.

Risks Related to Our Company

•	Distribution facilities

Our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional distribution resources, whether in the form of expanded or additional temporary and permanent facilities we operate or by outsourcing certain functions to third-party distribution and logistics partners, is critical to our ability to service our growing business. If we do not accurately forecast our future warehousing and distribution center needs, and then timely plan, fund on budget, launch and efficiently operate new distribution resources and facilities when needed, our operations and financial results could be materially adversely impacted. In addition, expanding and/or enhancing our distribution network would have an adverse impact on operating expenses as a percentage of sales, inventory turnover, and working capital requirements in the periods prior to and for some time following the commencement of operations for each such expansion or enhancement. In this regard, in August 2019 we launched our new 490,000 square foot distribution center in De Soto Texas, to better service customers in the Southwest and West. This facility is not yet at full capacity and accordingly will incur relatively high expenses relative to volume handled until such time as utilization is increased.

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

See also the discussion above for information regarding the risks posed by the spread of the coronavirus on our supply chain and economic activity generally.

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

The Company has made acquisitions in the past of other businesses and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired, we may be required to record a significant charge to earnings in the period during which the impairment is discovered. Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2019, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the Canadian Dollar and the India Rupee. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in countries outside the United States, and non-U.S. sales accounted for approximately 4.8% of our net sales from continuing operations during 2019. To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

•	We exited our France business in 2018 and our NATG business in 2015 and could incur costs in excess of our estimated exit expenses.

The Company has completed the wind-down activities related to the sale of the France business, but may incur additional charges related to statutory tax and other indemnities given at closing. The Company has substantially completed the wind-down activities related to the NATG business, although certain NATG activities related to sublet facilities, settling accounts payable and other contingent liabilities continue. The Company expects that additional NATG wind-down costs incurred during 2020 or later may aggregate up to $1.0 million, which will be presented in discontinued operations. There can be no assurance the Company will be able to timely exit its existing NATG lease commitments at currently recorded cost levels. Failure to achieve these expectations will result in increased cash exit costs for the Company.

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

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 66.8% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions. Further, as a "controlled company" under NYSE rules, the Company has elected to opt-out of certain New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board of directors; the Company does however currently have an independent Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

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

North America

As of December 31, 2019, we have seven operational distribution centers in North America which aggregate approximately 2.5 million square feet.

Our headquarters, administrative offices and call centers aggregate approximately 192,000 square feet.

The Company has two retail stores, one B2B call center and one warehouse from its discontinued NATG business that are sublet. These properties aggregate to approximately 0.4 million square feet.

Asia

As of December 31, 2019, we leased three administrative offices in Asia aggregating approximately 9,300 square feet.

Please refer to Note 3 to the consolidated financial statements for additional information about leased properties.

Item 3. Legal Proceedings.

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims. The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities. These matters are in various stages of investigation, negotiation and/or litigation. The Company's former NATG operations is also being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts. The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG "Tiger" consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. This matter was settled in 2019 without material impact to the Company.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2019 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at December 31, 2019 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Systemax's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “SYX.”  The following table sets forth the high and low closing sales price for the common stock and the dividends declared per share for each quarter during 2019 and 2018.

	High	Low	Dividends
2019
First Quarter	$25.19	$20.23	$0.12
Second Quarter	24.04	20.01	0.12
Third Quarter	23.12	18.71	0.12
Fourth Quarter	26.37	21.40	0.12

2018
First Quarter	$34.52	$27.62	$0.11
Second Quarter	39.39	27.76	1.11
Third Quarter	46.04	32.60	0.11
Fourth Quarter	32.59	22.69	6.61

On December 27, 2019, the last reported sale price of our common stock on the NYSE was $25.48 per share.  As of December 31, 2019, we had 164 shareholders of record.

In February 2020, the Company's Board of Directors declared a special cash dividend of $1.00 per share and increased the regular quarterly cash dividend to $0.14 per share to common stock shareholders of record at the close of business on March 9, 2020, payable on March 16, 2020.

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

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders and is incorporated by reference herein.

Purchases of Equity Securities

In 2018, the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors. In 2018, the Company repurchased 232,550 common shares for approximately $9.1 million from certain executive officers and directors. Details of the purchase is as follows:

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2018	232,550	$38.96	232,550	1,767,450

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.  The selected statement of operations data, excluding discontinued operations, for fiscal years 2019, 2018 and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 are derived from the audited consolidated financial statements which are included elsewhere in this report.  The selected balance sheet data as of December 31, 2017, 2016 and 2015 and the selected statement of operations data for fiscal years 2016 and 2015 are derived from the audited consolidated financial statements of the Company which are not included in this report. The results of operations shown here have been adjusted to reflect the presentation of the ETG and NATG discontinued operations (See Note 1 of the Notes to Consolidated Financial Statements).

	Years Ended December 31,
	(In millions, except per share data)
	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$946.9	$896.9	$791.8	$753.1	$860.9
Gross profit	$325.7	$307.7	$273.2	$238.2	$248.0
Operating income (loss) from continuing operations	$66.1	$61.7	$45.7	$8.0	$(20.0)
Net income (loss) from continuing operations	$50.0	$49.5	$65.5	$3.9	$(32.8)
Per Share Amounts:
Net income (loss) from continuing operations — diluted	$1.32	$1.31	$1.74	$0.10	$(0.88)
Weighted average common shares — diluted	37.7	37.9	37.6	37.2	37.1
Cash dividends declared per common share	$0.48	$7.94	$1.85	$0.10	$0.00
Balance Sheet Data:
Working capital	$144.5	$117.8	$178.3	$186.2	$214.2
Total assets	$396.9	$530.0	$551.4	$566.1	$710.1
Shareholders’ equity	$175.5	$137.7	$211.8	$214.4	$253.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax Inc., through its subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers.

Continuing Operations

The Company sells a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operations (“MRO”) products, which are marketed in North America. Many of these products are manufactured by other companies. Some products are manufactured for us and sold under our brand as a white label product, and some are manufactured to our own design and sold under our brand as a private label product, in each case marketed under our trademarks: Global™, GlobalIndustrial.com™, Nexel™ Paramount™ and Interion™.

Discontinued Operations

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (see Note 1 and Note 5). Total net sales from discontinued operations were $0.0 million, $352.0 million and $590.6 million in 2019, 2018, and 2017, respectively.

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

In order to provide more meaningful information to investors, the Company is presenting its operating income and operating margin on a non-GAAP basis in the "Reconciliation of Consolidated GAAP Operating Income from Continuing Operations to Consolidated Non-GAAP Operating Income from Continuing Operations" table, as it depicts the operations that are currently generating sales and that will continue to do so in future periods. This Non-GAAP presentation reflects the Misco Germany and the entire NATG operations as discontinued operations for all periods presented. Additional non-GAAP adjustments for executive separation and transition costs, one-time benefit from state audit settlements, net of impairment charges recorded on certain intangible assets, intangible amortization and equity compensation are made to continuing operations.

The Company has elected to omit discussion of the earliest year presented, December 31, 2017, in MD&A. This discussion can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2018, filed on March 14, 2019.

Highlights from 2019
The following discussion of our results of operations and financial condition will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•	Consolidated sales increased 5.6% to $946.9 million compared to $896.9 million in the prior year.

•	On a constant currency basis, average daily sales increased 5.7% compared to prior year.

•	Consolidated operating income grew 7.1% to $66.1 million compared to $61.7 million last year.

•	Net income per diluted share from continuing operations increased 0.8% to $1.32.

GAAP Results of Operations

Key Performance Indicators* (in millions):

	Years Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales of continuing operations:
Consolidated net sales	$946.9	$896.9	$791.8	5.6%	13.3%
Consolidated gross profit	$325.7	$307.7	$273.2	5.8%	12.6%
Consolidated gross margin	34.4%	34.3%	34.5%	0.1%	(0.2)%
Consolidated SD&A costs**	$260.4	$245.2	$227.2	6.2%	7.9%
Consolidated SD&A costs** as % of sales	27.5%	27.3%	28.7%	0.2%	(1.4)%
Consolidated operating income	$66.1	$61.7	$45.7	7.1%	35.0%
Consolidated operating margin from continuing operations	7.0%	6.9%	5.8%	0.1%	1.1%
Effective income tax rate	24.4%	21.3%	(44.0)%	3.1%	65.3%
Net income from continuing operations	$50.0	$49.5	65.5 (1)	1.0%	(24.4)%
Net margin from continuing operations	5.3%	5.5%	8.3%	(0.2)%	(2.8)%
Income (loss) from discontinued operations, net of tax	$(1.5)	$175.2	$(25.1)	(100.9)%	798.0%

*	excludes discontinued operations (See Note 5 of Notes to Consolidated Financial Statements).
**	excludes special charges, net (See Note 5 of Notes to Consolidated Financial Statements).

[1]
Includes $20.0 million of income tax benefits primarily related to the reversal of valuation allowances against the Company's deferred tax assets and the impacts of U.S. tax reform enacted in Q4 of 2017.

SYSTEMAX INC.
Reconciliation of Consolidated GAAP Operating Income from Continuing Operations to Consolidated Non-GAAP Operating Income from Continuing Operations – Unaudited
(In millions)

	Years Ended December 31,(2)			Change
GAAP:	2019	2018(1)	2017(1)	2019 vs. 2018	2018 vs. 2017
Net sales	$946.9	$896.9	$791.8	5.6%	13.3%
Average daily sales*	$3.7	$3.5	$3.1	5.7%	13.3%
Operating income	$66.1	$61.7	$45.7	7.1%	35.0%
Operating margin%	7.0%	6.9%	5.8%	0.1%	1.1%

Non-GAAP adjustments:
Executive separation & transition costs	1.2	1.0	0.0
Stock based compensation	4.7	0.9	1.6
Intangible amortization	0.2	1.0	1.0
Reverse results of Germany and NATG included in GAAP operating income continuing operations	(1.4)	0.8	1.1
One-time benefit from state audit settlements, net of impairment charge recorded on certain intangible assets	0.0	(3.1)	0.0
Total Non-GAAP Adjustments:	4.7	0.6	3.7

Non-GAAP operating income	$70.8	$62.3	$49.4	13.6%	26.1%
Non-GAAP operating margin %	7.5%	6.9%	6.2%	0.6%	0.7%

*
Average daily sales is calculated based upon the number of selling days in each period, converted to US Dollars on a constant currency basis. IPG had 253 selling days for the year ended December 31, 2019, 2018 and 2017.

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

2
Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on December 28, 2019, December 29, 2018 and December 30, 2017, respectively. The years ended 2019, 2018 and 2017 included 52 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations. The discussion is based upon the GAAP Results of Operations table.

NET SALES

The Company's net sales increased 5.6% compared to prior year reflecting solid demand across key product categories as the business experienced a soft market environment and a cautious but committed customer base during 2019. Growth rates slowed in 2019 to 2.1% in the fourth quarter as a result of the ongoing challenging trade environment. Overall, the Company's product categories generally had mixed results with continued strength in key categories where we are making investments in our offering and subject matter expertise. Additionally, in the fourth quarter of 2019, the Company experienced softness in its heating products categories primarily the result of the mild winter weather in the U.S. Net sales benefited from growth in the Canada business which delivered a sales increase of approximately 7.8%, 10.5% on a constant currency basis, compared to prior year. U.S. revenue increased 5.5% compared to prior year. On a constant currency basis, average daily sales increased 5.7% compared to prior year.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, cooperative advertising funds classified as a reduction of cost of sales, free freight and freight discounting arrangements, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin.

Gross margin was 34.4% compared to 34.3% in the prior year reflecting a moderate increase in product and freight margins. The stable gross margin performance reflects proactive management of our inventory, purchasing and pricing to address tariff increases. These tariffs have increased and will continue to increase our costs of procurement. If the Company is able to adequately review its supply chain and monitor sell prices in the market, and successfully work with suppliers to mitigate costs, the Company does not expect any material impact on its business from the 2018 and 2019 tariff actions and continues to believe that any impact from the tariffs currently in effect will be gradual and not material to the business, although there can be no assurance.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”), EXCLUDING SPECIAL GAINS AND CHARGES

Selling, distribution and administrative expenses totaled $260.4 million, $245.2 million and $227.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

SD&A costs as a percentage of sales increased in 2019 compared to 2018 by 20 basis points as a result of increased salary and related costs of approximately $9.2 million due to compensation rate increases, increased staffing levels in our distribution centers, executive separation and transition costs and increased equity-based compensation expense. Included within the $9.2 million is increased executive separation and transition costs of approximately $0.2 million, increased equity-based compensation expense of approximately $3.8 million, of which approximately $0.7 million was recorded for the year for the repricing of approximately 0.6 million of outstanding stock options. Included in SD&A is approximately $3.9 million of operating expenses for the year ended December 31, 2019, for our new Texas distribution facility which commenced receiving and shipping operations in the third quarter of 2019. In the fourth quarter of 2018, the Company recorded a net gain of approximately $3.1 million related to the settlement of previously disclosed state audits offset by an impairment charge against certain intangible assets. Excluding this net gain, the Company's SD&A costs as a percentage of sales decreased 20 basis points in 2019 compared to prior year, as a result of improved leverage within our fixed cost structure, which allowed the Company to absorb the incremental cost of our new Texas operations.

CONTINUING OPERATIONS SPECIAL GAINS AND CHARGES

During the third quarter of 2019 and for the year ended December 31, 2019, the Company's former German branch recorded special gains of approximately $0.8 million related to a change in estimate of its outstanding lease obligation.

The Company's NATG business incurred special charges of approximately $0.8 million for the year ended December 31, 2018 related to updating lease reserves on an outstanding lease obligation.

DISCONTINUED OPERATIONS

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG businesses sold in December 2015 (see Note 1).

Total special gains and charges included in discontinued operations totaled $0 million, $0.6 million and $30.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2018, the Company recorded $178.9 million of pre-tax book gain on the sale of the France business and recorded $0.6 million of special charges related to the discontinued NATG business.

OPERATING MARGIN

The Company's operating margin increase of 10 basis points in 2019 compared to 2018 was driven by increased net sales, improved leverage within our fixed cost structure, good spend discipline in regards to marketing and general operating expenses and a gain related to settlements of outstanding obligations of our former German branch.

Consolidated operating margin was impacted by special gains and charges of $0.8 million, $0.8 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.0 million for 2019 and $1.6 million income in 2018, primarily attributable to the interest earned on our short-term investments from the cash repatriated to the United States from the sale of the France business, net of interest charges related to our credit facility.

INCOME TAXES

The Company recorded net tax expense in continuing operations for 2019 of $16.1 million, or 24.4%, and a net tax benefit in discontinued operations of $0.6 million. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and was benefited by approximately $0.5 million of stock option exercises and approximately $0.2 million from dividend equivalent payments. Non-deductible expense, including executive compensation, was approximately $0.8 million. Tax benefit in discontinued operations is primarily attributed to pretax losses incurred in the discontinued NATG business.

The Company recorded net tax expense in continuing operations for 2018 of $13.4 million and net tax expense in discontinued operations of $23.0 million. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and was benefited by approximately $1.5 million of stock option exercises. During 2018 the Company completed its accounting for the impacts of the Tax Cut and Jobs Act and adjusted its provisional repatriation tax to approximately $4.5 million. Tax expense in discontinued operations is attributed to tax on the operations of the Company's French operations for the eight months of ownership in 2018 and U.S. tax on the sale of the French operations in 2018.

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2019	2018	$ Change
Cash	$97.2	$295.4	$(198.2)
Accounts receivable, net	$88.2	$84.1	$4.1
Inventories	$112.5	$107.3	$5.2
Prepaid expenses and other current assets	$6.4	$10.6	$(4.2)
Accounts payable	$115.9	$101.1	$14.8
Dividend payable	$0.0	$243.5	$(243.5)
Accrued expenses and other current liabilities	$34.0	$35.0	$(1.0)
Operating lease liabilities	$9.9	$0.0	$9.9
Working capital	$144.5	$117.8	$26.7

Historical Cash Flows

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities from continuing operations	$70.3	$9.8	$44.1
Net cash (used in) provided by operating activities from discontinued operations	$(1.9)	$(32.1)	$1.5
Net cash used in investing activities from continuing operations	$(6.9)	$(4.5)	$(2.4)
Net cash provided by (used in) investing activities from discontinued operations	$0.0	$249.6	$(0.4)
Net cash used in financing activities from continuing operations	$(259.6)	$(115.0)	$(11.5)
Effects of exchange rates on cash	$(0.1)	$3.1	$3.5
Net (decrease) increase in cash and cash equivalents	$(198.2)	$110.9	$34.8

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

Our working capital increased $26.7 million primarily related to net income for the year ended December 31, 2019, increased accounts receivable and inventory balances offset by decreased balance in prepaid expenses and other current assets compared to increased accounts payable balances, dividends paid in 2019 and the recording of $9.9 million of current operating lease liabilities. Accounts receivable days outstanding were at 35.9 in 2019 compared to 34.0 in 2018. Inventory turns were 5.9 in 2019 compared to 6.3 in 2018 and accounts payable days outstanding were 68.7 in 2019 compared to 66.3 in 2018. We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $70.3 million resulting from changes in our working capital accounts, which provided $9.1 million in cash compared to $56.1 million used in 2018, primarily the result of increased accounts payable, accrued expenses, other current liabilities and other liabilities balances in 2019. Cash generated from net income from continuing operations adjusted by other non-cash items provided $61.2 million compared to $65.9 million provided by these items in 2018, primarily related to the change in the provision for deferred income taxes, increased stock-based compensation in 2019 offset by a gain from the settlement of an outstanding lease obligation of our former German branch. In the first quarter of 2019, the Company repriced approximately 0.6 million of outstanding stock options and recorded approximately $0.6 million of related compensation expense and for the year ended December 31, 2019, total related compensation expense related to these repriced options was $0.7 million.

Net cash provided by operating activities from continuing operations in 2018 was $9.8 million resulting from changes in our working capital accounts, which used $56.1 million in cash compared to $6.7 million used in 2017, primarily the result of increased accounts receivable and inventory balances and the fluctuation in our accounts payable and accrued expenses balances. Cash generated from net income from continuing operations adjusted by other non-cash items provided $65.9 million in 2018 compared to $50.8 million provided by these items in 2017, primarily related to the change in the provision for deferred income taxes. Net cash used in operating activities from discontinued operations was $1.9 million and $32.1 million in 2019 and 2018, respectively, and net cash provided by discontinued operations was $1.5 million in 2017. Cash used in discontinued operations in 2018 was primarily related to the Company's sold France-based IT business.

Investing Activities

Net cash used in investing activities from continuing operations totaled $6.9 million, $4.5 million and $2.4 million for 2019, 2018 and 2017, respectively. In 2019, investing activities primarily related to the opening of a new distribution center in Texas and other warehouse projects including wire decking, in-rack sprinkler systems, video security systems and warehouse lighting. In 2018, investing activities primarily included costs for a warehouse lighting project, warehouse lift trucks and batteries, information technology equipment and leasehold improvements for the business. Net cash used in investing activities in 2017 included warehouse pick modules and mobile sales application software for the business. Net cash used in discontinued operations was zero for 2019. In 2018, discontinued operations provided $249.6 million primarily from cash received on the sale of the France business of approximately $250.0 million, offset by $0.4 million of fixed asset purchases from the France business during the first eight months of 2018 compared to $0.4 million used in 2017.

Financing Activities

Net cash used in financing activities was $259.6 million, $115.0 million and $11.5 million in 2019, 2018 and 2017, respectively. In 2019, cash used in financing activities was primarily related to the payment of the special dividend declared in December 2018 of $243.5 million and regularly quarterly dividends that totaled approximately $18.1 million. Proceeds from stock option exercises, net of payments for payroll taxes through shares withheld, totaled $1.2 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.8 million. In 2018, cash used in financing activities was primarily related to the special dividend and regular quarterly dividend payments in total of $109.3 million. These payments included $55.7 million dividend declared in December 2017 but paid in January 2018, the special dividend of $37.2 million paid in June 2018 and the regular quarterly dividends of $4.1 million for each of the four quarters of 2018. The Company repurchased $9.1 million of treasury shares under the share repurchase program and repaid $0.1 million of outstanding capital lease obligations. Proceeds from stock option exercises of $5.4 million were offset by payments of payroll taxes on stock-based compensation through shares withheld of $1.9 million. In 2017, cash used in financing activities was primarily for dividends paid during 2017 totaling $13.0 million, $0.1 million used to repay outstanding capital lease obligations and $0.8 million used as payment of payroll taxes on stock-based compensation through shares withheld offset by $2.4 million from proceeds from stock option exercises.

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

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2018	232,550	$38.96	232,550	1,767,450

The Company maintains a $75.0 million secured revolving credit agreement with one financial institution which has a five-year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2019, eligible collateral under the credit agreement was $75.0 million, total availability was $72.5 million, total outstanding letters of credit were $1.3 million, excess availability was $71.2 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2019.

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

The expenses, capital expenditures and exit activities described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources. In 2020 we anticipate capital expenditures in the range of $3.0 to $5.0 million, though at this time we are not contractually committed to incur these expenditures.

In the past we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price using debt, which could have an adverse effect on our earnings. We believe that our cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of December 31, 2019, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2019 cash balances held in foreign subsidiaries totaled approximately $4.4 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $164 million of liquidity (cash and an undrawn line of credit) in the U.S. as of December 31, 2019, which is sufficient to fund its U.S. operations and capital needs, including any dividend payments, for the foreseeable future.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expires at various dates through 2032.  We have sublease agreements for unused space we lease in the United States.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our debt, payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2019 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Capital lease obligations	$0.1	$0.1	$—	$—	$—

Operating lease liabilities	89.8	13.8	30.8	24.8	20.4

Purchase & other obligations	26.7	4.4	11.2	11.1	—

Total contractual obligations	$116.6	$18.3	$42.0	$35.9	$20.4

Our purchase and other obligations consist primarily of product purchase commitments, certain employment agreements and service agreements.

In addition to the contractual obligations noted above, we had $1.3 million of standby letters of credit outstanding as of December 2019.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2019, the Company had no material uncertain tax positions.

Discontinued Operations

The sale of the France based IT business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU 2014-08 in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a "strategic shift" with a major impact for the reporting entity. If an entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the current year and all prior year results of the France based IT business are included in discontinued operations in the accompanying consolidated financial statements. For the year ended December 31, 2018 and 2017, net sales of the France business included in discontinued operations totaled $352.0 million and $473.6 million, respectively, and net gain from the sale of the France business and eight months of operating activity, totaled $175.8 million in 2018, and net income of $10.6 million was included in discontinued operations in 2017, respectively. For a discussion of the accounting for the sale of the France based IT business, see Note 1 and Note 5 to the consolidated financial statements included in Item 15 of this Form 10-K.

As disclosed in our Form 8-K dated March 31, 2017, on March 24, 2017, certain wholly owned subsidiaries of the Company executed a definitive securities purchase agreement (the “Purchase Agreement”) with certain special purpose companies formed by Hilco Capital Limited (“Hilco” and together with its management team partners, “Purchaser”). Pursuant to the Purchase Agreement, Purchaser acquired all of the Company’s interests in Systemax Europe SARL, which includes its subsidiaries, Systemax Business Services K.F.T., Misco UK Limited, Systemax Italy S.R.L., Misco Iberia Computer Supplies S.L., Misco AB, Global Directmail B.V. and Misco Solutions B.V. (collectively, the “SARL Businesses”). The SARL Businesses were reported within the Company's European Technology Products Group ("ETG") segment. The sale of the SARL business met the “strategic shift with major impact” criteria as described above. Net sales of the SARL Businesses included in discontinued operations totaled $117.0 million for 2017. Net income included in discontinued operations totaled $0.2 million in 2018, and net loss of $28.2 million in 2017. For a discussion of the accounting for the sale of the SARL Businesses, see Note 1 and Note 5 to the consolidated financial statements included in Item 15 of this Form 10-K.

Also included in Discontinued Operations is the Company’s former North American Technologies Group, which was sold in December 2015 and has been winding down operations since then. The sale of the NATG business in December 2015 had a major impact on the Company and therefore met the strategic shift criteria as defined under ASU 2014-08. The NATG components in operation at the time of the sale were the B2B and Ecommerce businesses and three remaining retail stores. Accordingly, these components and the results of operations have been adjusted in the accompanying financial statements to reflect their presentation in discontinued operations. The wind-down was substantially completed in the second quarter of 2016 and the Company continues with settling accounts payable, marketing remaining leased facilities, as well as, settling remaining lease obligations and other contingencies. These wind-down activities continued in 2019 and will continue in 2020. For the years ended December 31, 2019, 2018 and 2017, net loss from the discontinued NATG business totaled $1.5 million, $0.8 million and $7.5 million, respectively. For a discussion of the accounting and wind-down of the NATG business, see Note 1 and Note 2 to the consolidated financial statements included in Item 15 of this Form 10-K.

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

The ROU assets and corresponding lease liabilities are recorded based upon the net present value of the remaining lease payments, discounted using interest rates determined by utilizing such factors as the Company's current credit facility terms, the length of the remaining term of the lease, the Company's expected debt credit rating and comparable company term loan yields. Adoption of the new standard resulted in the Company recording ROU assets and lease liabilities of approximately $54 million and $64 million, respectively, at January 1, 2019. Certain leases may include options to extend the lease, however the Company is not including any impact of such options in the valuation of its ROU assets or liabilities as they are not currently probable of being extended. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company has sublease agreements for certain unused facilities. For the year ended December 31, 2019, the Company recorded $1.9 million of sublease income in continuing and discontinued operations.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2019.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates is sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.9 million and $1.8 million at December 31, 2019 and 2018, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

Our estimates for the years ended December 31, 2019, 2018 and 2017 have not been materially different than our actual experience. While bad debt allowances have been within expectations, there can be no assurance that we will continue to experience the same allowance rate we have in the past particularly if business or economic conditions change or actual results deviate from historical trends.

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

Our inventory reserve estimates for the years ended December 31, 2019, 2018 and 2017 have not been materially different than our actual experience. However, if in the future our estimates are materially different than our actual experience we could have a material loss adjustment.

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

The Company operates in one reporting unit and in the fourth quarter of each year performs a quantitative assessment of its goodwill by comparing the Company's fair market value, or market capitalization, to the carrying value of the Company, including goodwill, to determine if impairment exists.

On January 1, 2019 the Company reclassified approximately $0.3 million of the opening balance of definite-lived intangible assets to operating lease right-of-use assets as part of its adoption of ASU 2016-02.

In the fourth quarter of 2018, the Company determined that it would no longer be using the trademark or domain name of C&H Distributors and wrote off the unamortized balance of that definite lived intangible asset of approximately $1.9 million.

We have approximately, in aggregate, $7.2 million in goodwill and intangible assets at December 31, 2019.  We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our remaining goodwill or intangible assets are impaired will change materially in the future. However, there can be no assurances that we will not incur impairment charges that are material in the future.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $4.7 million and pretax income would have fluctuated by approximately $0.2 million if average foreign exchange rates changed by 10% in 2019. We have limited involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2019 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2019, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.   Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief

Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Systemax Inc.
Opinion on Internal Control over Financial Reporting
We have audited Systemax Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Systemax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 12, 2020 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ ERNST & YOUNG LLP
New York, New York
March 12, 2020

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1.	Consolidated Financial Statements of Systemax Inc.	Reference
	Reports of Ernst & Young LLP Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets as of December 31, 2019 and 2018	42
	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	43
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017	44
	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	45
	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2019, 2018 and 2017	47
	Notes to Consolidated Financial Statements	49

2	Financial Statement Schedule:

	The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

	Schedule II — Valuation and Qualifying Accounts	68

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
10.1
Lease Agreement, dated December 8, 2005, between Hamilton Business Center, LLC (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (the “Buford Lease”) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.2
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

	10.4*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
10.5*
Employment Agreement, dated April 12, 2012, between the Company and Eric Lerner (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).

	10.6*	Amendment No. 1, dated March 10, 2020 and effective as of January 1, 2020, to the Employment Agreement, between the Company and Eric Lerner (filed herewith).
10.7
Lease Agreement, dated December 10, 2014, between Prologis, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (Las Vegas, NV facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2014).

	10.8*	Amendment to the Term of the 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Supplemental Proxy Material filed May 18, 2015).
10.9
Third Amended and Restated Credit Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).

10.10
Third Amended and Restated Pledge and Security Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).

10.11
Amended and Restated Lease dated December 14, 2016, by and between Global Equipment Company Inc. (tenant) and Addwin Realty Associates, LLC (landlord) (Port Washington, NY facility) (incorporated by reference to the Company’s report on Form 8-K dated December 16, 2016).

	10.12*	Employment Agreement, dated October 5, 2018, between the Company and Barry Litwin (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2018).
	10.13*	Amendment No. 1, dated January 7, 2020, to the Employment Agreement, between the Company and Barry Litwin (filed herewith).
	10.14*	Systemax Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed November 2, 2018).
10.15*
Separation Agreement and Release dated October 5, 2018 between the Company and Lawrence P. Reinhold (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2018).

	10.16*	Consulting Agreement, dated January 7, 2019 between the Company and Lawrence P. Reinhold (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2018).

10.17
Lease Agreement, dated April 18, 2019, by and between Global Industrial Distribution Inc. (tenant) and HLIT II CTC 3, L.P. (landlord) (DeSoto, TX facility) (exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2019).

14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of January 2019) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2018).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ BARRY LITWIN

Barry Litwin
Chief Executive Officer

Date: March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Executive Chairman and Director	March 12, 2020
Richard Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	March 12, 2020
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 12, 2020
Robert Leeds

/s/ BARRY LITWIN	Chief Executive Officer	March 12, 2020
Barry Litwin	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Vice President and Chief Financial Officer	March 12, 2020
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 12, 2020
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT ROSENTHAL	Director	March 12, 2020
Robert Rosenthal

/s/ CHAD LINDBLOOM	Director	March 12, 2020
Chad Lindbloom

/s/ LAWRENCE REINHOLD	Director	March 12, 2020
Lawrence Reinhold

/s/ PAUL PEARLMAN	Director	March 12, 2020
Paul Pearlman

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Systemax Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Systemax Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Adoption of a New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases, which generally requires all leases be recognized in the statement of financial position, in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
New York, New York
March 12, 2020

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2019	2018
ASSETS:
Current assets:
Cash	$97.2	$295.4
Accounts receivable, net of allowances of $6.8 and $6.6	88.2	84.1
Inventories	112.5	107.3
Prepaid expenses and other current assets	6.4	10.6
Total current assets	304.3	497.4

Property, plant and equipment, net	17.8	14.9
Operating lease right-of-use assets	59.3	0.0
Deferred income taxes	7.3	8.9
Goodwill and intangibles	7.2	7.7
Other assets	1.0	1.1
Total assets	$396.9	$530.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$115.9	$101.1
Dividend payable	0.0	243.5
Accrued expenses and other current liabilities	34.0	35.0
Operating lease liabilities	9.9	0.0
Total current liabilities	159.8	379.6

Deferred income tax liability	0.1	0.1
Other liabilities	2.8	12.6
Operating lease liabilities	58.7	0.0
Total liabilities	221.4	392.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,906,221 and 38,861,992 shares; outstanding 37,678,539 and 37,335,467 shares	0.4	0.4
Additional paid-in capital	189.7	187.0
Treasury stock at cost —1,227,682 and 1,526,525 shares	(20.4)	(25.1)
Retained earnings	2.8	(27.6)
Accumulated other comprehensive income	3.0	3.0
Total shareholders’ equity	175.5	137.7

Total liabilities and shareholders’ equity	$396.9	$530.0

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$946.9	896.9	$791.8
Cost of sales	621.2	589.2	518.6
Gross profit	325.7	307.7	273.2
Selling, distribution and administrative expenses	260.4	245.2	227.2
Special (gains) charges, net	(0.8)	0.8	0.3
Operating income from continuing operations	66.1	61.7	45.7
Foreign currency exchange loss	0.0	0.4	0.0
Interest and other (income) expense, net	0.0	(1.6)	0.2
Income from continuing operations before income taxes	66.1	62.9	45.5
Provision (benefit) for income taxes	16.1	13.4	(20.0)
Net income from continuing operations	50.0	49.5	65.5
(Loss) income from discontinued operations, net of tax	(1.5)	175.2	(25.1)
Net income	$48.5	$224.7	$40.4

Net income per common share from continuing operations:
Basic	$1.33	$1.34	$1.77
Diluted	$1.32	$1.31	$1.74
Net (loss) income per common share from discontinued operations:
Basic	$(0.04)	$4.69	$(0.68)
Diluted	$(0.04)	$4.62	$(0.67)
Net income per common share:
Basic	$1.29	$6.03	$1.09
Diluted	$1.28	$5.93	$1.07

Weighted average common and common equivalent shares:
Basic	37.5	37.2	37.0
Diluted	37.7	37.9	37.6

Dividends declared	0.48	7.94	1.85

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$48.5	$224.7	$40.4
Other comprehensive income (loss):
Foreign currency translation	0.0	(3.0)	8.2
Total comprehensive income	$48.5	$221.7	$48.6

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$50.0	$49.5	$65.5
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4.1	4.5	4.6
Other non-cash (benefit) and asset impairment charges	(0.8)	1.9	0.0
Provision (benefit) for deferred income taxes	1.4	8.4	(21.9)
Provision for returns and doubtful accounts	1.0	0.7	1.0
Compensation expense related to equity compensation plans	5.4	0.9	1.6
Loss on dispositions and abandonment	0.1	0.0	0.0

Changes in operating assets and liabilities:
Accounts receivable	(5.6)	(11.9)	(6.7)
Inventories	(5.0)	(19.4)	(5.0)
Prepaid expenses and other current assets	(0.4)	(2.4)	0.9
Income taxes payable (receivable)	3.7	(5.4)	0.0
Accounts payable	14.6	(6.6)	4.7
Accrued expenses, other current liabilities and other liabilities	1.8	(10.4)	(0.6)
Net cash provided by operating activities from continuing operations	70.3	9.8	44.1
Net cash (used in) provided by operating activities from discontinued operations	(1.9)	(32.1)	1.5
Net cash provided by (used in) operating activities	68.4	(22.3)	45.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6.9)	(4.5)	(2.5)
Proceeds from disposals of property, plant and equipment	0.0	0.0	0.1
Net cash used in investing activities from continuing operations	(6.9)	(4.5)	(2.4)
Net cash provided by (used in) investing activities from discontinued operations	0.0	249.6	(0.4)
Net cash (used in) provided by investing activities	(6.9)	245.1	(2.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	0.0	(0.1)	(0.1)
Dividends paid	(261.6)	(109.3)	(13.0)
Proceeds from issuance of common stock	2.1	5.4	2.4
Payment of payroll taxes on stock-based compensation through shares withheld	(0.9)	(1.9)	(0.8)
Proceeds from the issuance of common stock from employee stock purchase plans	0.8	0.0	0.0
Repurchase of treasury shares	0.0	(9.1)	0.0
Net cash used in financing activities from continuing operations	(259.6)	(115.0)	(11.5)

EFFECTS OF EXCHANGE RATES ON CASH	(0.1)	3.1	3.5

NET (DECREASE) INCREASE IN CASH	(198.2)	110.9	34.8
CASH – BEGINNING OF YEAR	295.4	184.5	149.7

CASH – END OF YEAR	$97.2	$295.4	$184.5
Supplemental disclosures:

Interest paid	$0.3	$0.2	$0.4
Income taxes paid	$11.3	$36.6	$5.8
Supplemental disclosures of non-cash operating and investing activities:
Acquisitions of equipment through capital leases	$0.0	$0.0	$0.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16.5	$0.0	$0.0

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2016	36,924	$0.4	$185.5	$(23.9)	$73.1	$(20.7)	$214.4
Stock-based compensation expense			1.6				1.6
Issuance of restricted stock	68		(0.8)	0.8			0.0
Stock withheld for employee taxes	(48)		(0.3)	(0.5)			(0.8)
Cancellation of restricted shares	(8)		0.0	(0.1)			(0.1)
Proceeds from issuance of common stock	158		0.5	1.9			2.4
Dividends					(68.7)		(68.7)
Discontinued European entities cumulative translation adjustment						14.4	14.4
Change in cumulative translation adjustment						8.2	8.2
Net income					40.4		40.4
Balances, December 31, 2017	37,094	$0.4	$186.5	$(21.8)	$44.8	$1.9	211.8
Stock-based compensation expense			2.8				2.8
Issuance of restricted stock	117		(1.7)	1.7			0.0
Stock withheld for employee taxes	(62)		0.0	(1.9)			(1.9)
Proceeds from issuance of common stock	419		(0.6)	6.0			5.4
Dividends					(297.1)		(297.1)
Repurchase of treasury shares	(233)			(9.1)			(9.1)
Discontinued France operations entities cumulative translation adjustment						4.1	4.1
Change in cumulative translation adjustment						(3.0)	(3.0)
Net income					224.7		224.7
Balances, December 31, 2018	37,335	$0.4	$187.0	$(25.1)	$(27.6)	$3.0	$137.7
Stock-based compensation expense			5.4				5.4
Issuance of restricted stock	109		(1.8)	1.8			0.0
Stock withheld for employee taxes	(39)			(0.9)			(0.9)
Proceeds from issuance of common stock	230		(1.7)	3.8			2.1
Dividends					(18.1)		(18.1)
Issuance of shares under employee stock purchase plan	44		0.8				0.8

Change in cumulative translation adjustment						0.0	0.0
Net income					48.5		48.5
Balances, December 31, 2019	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	$175.5

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. As previously disclosed, in August 2018 the Company sold its France-based IT business. With the completion of the sale, Systemax operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operations ("MRO"), markets the Company has served since 1949.

As previously disclosed, in 2018 the Company sold its France-based IT value added reseller business and recorded a pre-tax book gain of approximately $178.9 million. Also, as previously disclosed in 2017 the Company sold Systemax Europe SARL and its subsidiaries (the "SARL Businesses") and recorded a pre-tax book loss on the sale of $23.7 million. The France business and SARL Businesses were reported within the Company's former European Technology Products Group ("ETG") segment.

The sale of the France business and SARL Businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.   Under ASU 2014-08, in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the prior year results of the France business and SARL Businesses are included in discontinued operations in the accompanying consolidated financial statements.

Net sales of the France business, included within discontinued operations, totaled $352.0 million and $473.6 million in 2018 and 2017, respectively. Net gain from the sale of the France business and eight months of operating activity, included within discontinued operations, totaled $175.8 million in 2018, and net income from the France business, included in discontinued operations, was $10.6 million in 2017.

Net sales of the SARL Businesses, included within discontinued operations, totaled $117.0 million in 2017 and net income included in discontinued operations totaled $0.2 million in 2018, and net loss of $28.2 million in 2017.

Also included in discontinued operations is the Company's former North American Technology Products Group ("NATG"), which was sold in December 2015 and has been winding down its operations since then. The sale of the NATG business had a major impact on the Company and therefore certain components met the strategic shift criteria as defined under ASU 2014-08. Accordingly, these components and any related results of operations are reflected in discontinued operations. For the years ended December 31, 2019, 2018 and 2017, net loss from the discontinued NATG business totaled $1.5 million, $0.8 million and $7.5 million, respectively.

During 2018 the Company's recorded a net gain of $3.1 million related to the settlement of previously disclosed state audits offset by an impairment charge resulting from the decision to impair the trade and domain names of C&H Distributors, which was recorded within selling, distribution and administrative expenses.

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

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The full year of 2019, 2018 and 2017 included 52 weeks.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, product returns liabilities, inventory reserves, allowances for cooperative advertising, the carrying value of long‑lived assets (including goodwill and intangible assets), the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, sublease income, litigation and related legal accruals and the value attributed to employee stock options and other stock‑based awards.

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

Leases — On January 1, 2019, the Company adopted ASU 2016-02, "Leases" (Topic 842). This ASU requires all companies to record their operating and finance leases that meet certain criteria under the standard as Right of Use ("ROU") assets with the corresponding lease obligations recorded as short term and long term liabilities. The Company adopted this standard utilizing the modified retrospective transition method that allows for a cumulative-effect adjustment in the period of adoption of the new leasing standard without restating prior periods. There was no cumulative-effect adjustment made to opening retained earnings upon adoption of this ASU. Additionally, the Company elected to adopt the available package of practical expedients under the transition guidance.

The Company has operating and finance leases for office and warehouse facilities, headquarters and call centers and certain computer, communications equipment and machinery and equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company determines if an arrangement is an operating or finance lease at the inception of the lease. The Company has elected not to apply recognition requirements to leases with terms of one year or less. All other leases are recorded on the balance sheet, with ROU assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032. See Note 3 to the consolidated financial statements.

Property, Plant and Equipment — Property, plant and equipment is stated at cost. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method over their estimated useful lives ranging from three to fifteen years. Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases. In 2019 the Company reclassified approximately $4.2 million of its warehouse racking equipment, which had previously been reported under leasehold improvements, to other equipment.

Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

Internal-Use Software — Internal‑use software is included in fixed assets and is amortized on a straight‑line basis over 3 years. The Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

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

Goodwill and Intangible Assets — Goodwill represents the excess of the cost of acquired assets over the fair value of assets acquired. The Company operates in one reporting unit and in the fourth quarter of each year performs a quantitative assessment of its goodwill by comparing the Company's fair market value, or market capitalization, to the carrying value of the Company, including goodwill, to determine if impairment exists. Any excess of the carrying amount over fair value would be charged to impairment expense.

On January 1, 2019 the Company reclassified approximately $0.3 million of the opening balance of definite-lived intangible assets to operating lease right-of-use assets.

In the fourth quarter of 2018, the Company determined that it would no longer be using the trademark or domain name of C&H Distributors and wrote off the unamortized balance of that definite lived intangible asset of approximately $1.9 million, which was recorded within selling, distribution and administrative expenses.

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

Revenue Recognition and Accounts Receivable — In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The new standard was required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company adopted the new standard using the modified-retrospective approach on January 1, 2018. There was no material impact to total revenues in our consolidated statements of operations, accounting policies, business processes or internal controls as a result of this adoption. See Note 4 to the consolidated financial statements.

Shipping and Handling Costs — The Company recognizes shipping and handling costs in cost of sales.

Advertising Costs — Expenditures for internet, television, local radio and newspaper advertising are expensed in the period the advertising takes place. Catalog preparation, printing and postage expenditures are amortized over the period of catalog distribution during which the benefits are expected, generally one to four months.

Net advertising expenses were $69.8 million, $70.4 million and $67.0 million during 2019, 2018 and 2017, respectively, and are included in the accompanying consolidated statements of operations within continuing and discontinued operations. Of the previously mentioned amounts, the Company's discontinued operations net advertising expenses totaled $0 million, $1.1 million and $2.5 million during 2019, 2018 and 2017, respectively.

The Company utilizes advertising programs to drive traffic to its websites, support vendors, including catalogs, internet and magazine advertising, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense. The amount of vendor consideration recorded as a reduction of selling, distribution and administrative expenses totaled $2.2 million, $3.3 million and $5.8 million during 2019, 2018 and 2017, respectively.  Of the previously mentioned amounts, the Company's discontinued operations amount of vendor consideration was $0.0 million, $2.0 million and $4.7 million during 2019, 2018 and 2017, respectively.

Stock Based Compensation — In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU 2014-09. The Company adopted this standard beginning January 1, 2019 and its adoption did not materially impact the Company's consolidated financial position or results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting, which clarified when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. In the first quarter of 2019, the Company repriced approximately 0.6 million of outstanding stock options and recorded approximately $0.6 million of related compensation expense. For the year ended December 31, 2019, total related compensation expense was $0.7 million. Due to the sale of the France business in August 2018, the Company accelerated the vesting of certain stock options and recorded additional compensation expense of approximately $0.3 million, which was recorded within discontinued operations.

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

The fair value of the restricted stock and performance restricted stock is the closing stock price on the NYSE of the Company's common stock on the date of grant or the closing stock price of the Company's common stock on the last business day prior to the grant date. Upon delivery, a portion of the RSU award may be withheld to satisfy the minimum statutory withholding taxes. The remaining RSU's/PRSU's will be settled in shares of the Company's common stock after the vesting period and on the prescribed delivery date. These RSUs/PRSU's have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed.

Net Income (Loss) Per Common Share — Net income per common share - basic is calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two-class method of computing earnings per share. The two-class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

The undistributed and distributed net income from continuing operations available to common shareholders-basic was $49.7 million, $49.8 million and $65.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The undistributed and distributed net income from continuing operations available to common shareholders-diluted was $49.7 million, $49.5 million and $65.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The undistributed and distributed net (loss) income from discontinued operations available to common shareholders-basic was $(1.5) million, $174.4 million and $(25.1) million for the years ended December 31, 2019, 2018 and 2017, respectively. The undistributed and distributed net (loss) income from discontinued operations available to common shareholders-diluted was $(1.5) million, $175.2 million and $(25.1)

million for the years ended December 31, 2019, 2018 and 2017, respectively. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.2 million and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.0 million for the year ended December 31, 2019. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.5 million and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million for the year ended December 31, 2018. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.4 million and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million for the year ended December 31, 2017.   The weighted average number of stock options and/or restricted stock awards outstanding excluded from the computation of diluted income per share was 0.4 million shares, de minimis shares, and 0.04 million shares for the years ended December 31, 2019, 2018 and 2017, respectively, due to their antidilutive effect.

Employee Benefit Plans — The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $1.1 million, $1.2 million and $0.7 million in 2019, 2018 and 2017, respectively.

Fair Value Measurements — Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable.  The Company estimates the fair value of financial instruments based on interest rates available to the Company.  At December 31, 2019 and 2018, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.  The Company’s debt is considered to be representative of its fair value because of its variable interest rate. The weighted average interest rate on short-term borrowings was 6.2% in 2019, 5.7% in 2018 and 4.7% in 2017.

The fair value of goodwill, non-amortizing intangibles and long-lived assets is measured in connection with the Company’s annual impairment testing as discussed above.

Significant Concentrations — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable.  The Company’s excess cash balances are invested with money center banks.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion comprising the Company’s customer base.  The Company also performs on-going credit evaluations and maintains allowances for potential losses as warranted.

The Company purchases substantially all of its products and components directly from both large and small manufacturers as well as large wholesale distributors.  No supplier accounted for 10% or more of our product purchases for continuing operations in 2019, 2018 and 2017. Most private label products are manufactured by third parties to our specifications.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company will adopt this ASU effective January 1, 2021. The Company is evaluating the effect of the adoption of this pronouncement.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements, which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted to adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted, including adoption in any interim period. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

In March 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment which eliminates the second step from the goodwill impairment test. An entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard on January 1, 2019. There was no material impact on the Company's financial position or results of operations upon adoption of this standard.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as modified by subsequently issued ASU's 2018-19, 2019-04, 2019-05 and 2019-11. This ASU requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company will adopt this ASU effective January 1, 2020. The Company's trade accounts receivables are subject to this standard. The Company has completed its evaluation of the impact of adopting this standard and has concluded that it will not have a material impact on the Company's financial position or results of operations.

3.	LEASES

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032.

In the second quarter of 2019, the Company entered into a lease agreement for a portion of a distribution facility located in Texas for approximately 490,000 square feet and a lease term of 125 months. The total lease obligation is approximately $19.8 million. The Company is separately charged for real estate taxes, insurance and common area maintenance. The Company recorded an ROU asset and related lease liability of approximately $14.7 million during the second quarter of 2019.

In the third quarter and fourth quarters of 2019, the Company renewed, extended or expanded four of its leased facilities for an additional obligation of $2.0 million and recorded ROU assets and related lease liabilities of approximately $1.8 million. Also, in the third quarter of 2019, the Company's former German branch recorded approximately $0.8 million of gain related to a buyout of its outstanding lease obligation.

The Company's operating lease costs, included in continuing operations, was $12.0 million, $11.4 million and $11.2 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

The following tables summarizes the Company's ROU weighted average remaining lease term and discount rate for continuing and discontinued operations as of December 31, 2019.

Year Ended December 31,
2019
Weighted Average Remaining Lease Term
Operating leases	8.4 years

Weighted Average Discount Rate
Operating leases	5.7%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2020	$13.8
2021	10.9
2022	10.0
2023	9.9
2024	9.7
Thereafter	35.5
Total lease payments	89.8
Less: interest	(21.2)
Total present value of lease liabilities	$68.6

The Company currently leases its headquarters office facility from an entity owned by the Company’s principal shareholders. Total expense recorded was $1.0 million in 2019 and 2018 and $0.9 million in 2017, to related parties.

The ROU assets and corresponding lease liabilities are recorded based upon the net present value of the remaining lease payments, discounted using interest rates determined by utilizing such factors as the Company's current credit facility terms, the length of the remaining term of the lease, the Company's expected debt credit rating and comparable company term loan yields. Adoption of the new standard resulted in the Company recording ROU assets and lease liabilities of approximately $54 million and $64 million, respectively, at January 1, 2019. Certain leases may include options to extend the lease, however the Company is not including any impact of such options in the valuation of its ROU assets or liabilities as they are not currently considered probable of being extended. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company has sublease agreements for certain unused facilities. For the year ended December 31, 2019, the Company recorded $1.9 million of sublease income in continuing and discontinued operations. Future rent streams related to sublease agreements of $1.7 million to be collected in less than one year and $1.9 million to be collected between one and three years.

4.	REVENUE

The Company’s revenue generated by its operating subsidiaries is comprised of sales of a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of MRO products. The Company also has revenues from related activities, such as freight and, to a lesser extent, services.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2019.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical return rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.9 million and $1.8 million at December 31, 2019 and 2018, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Disaggregation of Revenues

The Company serves customers in diverse geographies, which are subject to different economic and industry factors. The Company's presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The following table presents the Company's revenue, from continuing operations, by geography for the year ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Net sales:
United States	$901.3	$854.6	$759.4
Canada	45.6	42.3	32.4
Consolidated	$946.9	$896.9	$791.8

5.    DISPOSITIONS AND SPECIAL GAINS AND CHARGES

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (see Note 1).

On August 31, 2018, the Company closed on the sale of its France-based IT value added reseller business. The Company recorded a pre-tax book gain on the sale of the France business, of approximately $178.9 million for the year ended December 31, 2018.

The Company incurred special charges within discontinued operations of $0.0 million, $0.6 million and $30.6 million for the years ended 2019, 2018 and 2017, respectively.

For the year ended December 31, 2018, the Company recorded special charges of approximately $0.6 million in discontinued operations. The Company recorded lease reserve adjustments related to its previously exited leased facilities for the discontinued NATG business of approximately $1.7 million and additional legal and professional fees of $0.1 million for ongoing restitution proceedings. Offsetting these expenses were approximately $1.0 million in restitution receipts and $0.2 million in vendor settlement receipts from the discontinued NATG business.

For the year ended December 31, 2017, the Company recorded special charges of $30.6 million in discontinued operations. A pre-tax book loss on the sale of the SARL Businesses of approximately $23.7 million was recorded and approximately $6.9 million of additional charges were recorded from the discontinued NATG business, of which $6.2 million primarily related to updating our future lease cash flows and $0.7 million related to ongoing restitution proceedings.

The Company has completed the wind-down activities related to the sale of the France business, but may incur additional charges related to statutory tax and other indemnities given at closing. The Company has substantially completed the wind-down activities related to the NATG business, although certain NATG activities related to sublet facilities, settling accounts payable and other contingent liabilities continue. The Company expects that additional NATG wind-down costs incurred during 2020 or later may aggregate up to $1.0 million, which will be presented in discontinued operations.

Below is a summary of the impact on net sales, net income (loss) and net income (loss) per share from discontinued operations for the years ended December 31, 2019, 2018 and 2017.

Results of discontinued operations are as follows:

	Year Ended December 31,
	2019	2018	2017
Net sales	$0.0	$352.0	$590.6
Cost of sales	0.0	295.8	498.3
Gross profit	0.0	56.2	92.3
Selling, distribution and administrative expenses	2.1	36.5	74.7
Pre-tax book gain on sale of France business	0.0	(178.9)	0.0
Special charges, net	0.0	0.6	30.6
Operating (loss) income from discontinued operations	(2.1)	198.0	(13.0)
Foreign currency exchange (income) loss	0.0	(0.2)	0.8
Interest and other expense (income), net	0.0	0.0	0.3
Income (loss) of discontinued operations before income taxes	(2.1)	198.2	(14.1)
(Benefit) provision for income tax	(0.6)	23.0	11.0
Net income (loss) from discontinued operations	$(1.5)	$175.2	$(25.1)
Net income (loss) per share - basic	$(0.04)	$4.69	$(0.68)
Net income (loss) per share - diluted	$(0.04)	$4.62	$(0.67)

In the third quarter of 2019, within continuing operations, the Company's former German branch recorded special gains of approximately $0.8 million related to a buyout for its outstanding lease obligation.

The Company recorded special charges of $0.8 million in 2018 and 0.3 million in 2017, within continuing operations, related to updating lease reserves adjustments related to its outstanding NATG business lease obligations.

The following table details liabilities related to the exit costs of the sold businesses that remain for 2019 (in millions):

Accrued exit costs
Balance January 1, 2019	$2.8
Charged to expense	0.7
Paid or otherwise settled	(0.7)
Balance December 31, 2019	$2.8

On January 1, 2019, the Company reclassified approximately $4.3 million of the opening balance of the exit cost liability related to lease obligations to operating lease right-of-use assets.

The following table details liabilities related to the exit costs of the sold businesses for 2018 (in millions):

Accrued exit costs
Balance, January 1, 2018	$20.2
Charged to expense	2.5
Paid or otherwise settled	(15.6)
Balance, December 31, 2018	$7.1

6.    GOODWILL AND INTANGIBLES

Goodwill and indefinite-lived intangible assets:

The following table provides information related to the carrying value of goodwill (in millions):

	December 31,
	2019	2018
Balance, December 31	$5.5	$5.5

The following table provides information related to the carrying value of indefinite lived intangibles as of December 31, 2019 and 2018, respectively (in millions):

	December 31,
	2019	2018
Balance, December 31	$0.7	$0.7

Definite-lived intangible assets:

On January 1, 2019 the Company reclassified approximately $0.3 million of the opening balance of definite-lived intangible assets to operating lease right-of-use assets.

The following table summarizes information related to definite-lived intangible assets as of December 31, 2019 (in millions):

	December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$1.0	$1.0	5.1
Domain name	5 yrs	3.4	3.4	0.0	0.0
Total		$5.4	$4.4	$1.0	5.1

The following table summarizes information related to definite-lived intangible assets as of December 31, 2018 (in millions):

	December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$0.8	$1.2	6.1
Leases	3-6 yrs	0.8	0.5	0.3	1.9
Domain name	5 yrs	3.4	3.4	0.0	0.0

Total		$6.2	$4.7	$1.5	5.2

The aggregate amortization expense for these intangibles was approximately $0.2 million in 2019. The estimated amortization for future years ending December 31 is as follows (in millions):

2020	$0.2
2021	0.2
2022	0.2
2023	0.2
2024 and after	$0.2
Total	$1.0

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2019	2018
Land improvements	$0.8	$0.8
Furniture and fixtures, office, computer and other equipment and software	44.3	42.8
Leasehold improvements	13.1	11.7
	58.2	55.3
Less accumulated depreciation and amortization	40.4	40.4
Property, plant and equipment, net	$17.8	$14.9

Depreciation charged to continuing operations for property, plant and equipment including capital leases in 2019, 2018, and 2017 was $3.9 million, $3.5 million and $3.6 million, respectively.  ETG and NATG discontinued operations total depreciation expense was $0 million, $0.3 million and $0.7 million, for 2019, 2018 and 2017, respectively.

8.    CREDIT FACILITIES

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five-year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2019, eligible collateral under the credit agreement was $75.0 million, total availability was $72.5 million, total outstanding letters of credit were $1.3 million, total excess availability was $71.2 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2019.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2019	2018
Payroll and employee benefits	$11.3	$12.0
Advertising	4.9	5.5
Sales and VAT tax payable	2.6	2.8
Freight	6.8	4.9
Reorganization costs	0.4	2.0
Product returns liability	1.9	1.8
Other	6.1	6.0
	$34.0	$35.0

10.    SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has one equity compensation plan which reserves shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of this plan:

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April 2010 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 764,784 options and 172,595 restricted stock units were outstanding under this plan as of December 31, 2019.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in continuing operations (selling, distribution and administrative expenses) for 2019, 2018 and 2017 was $3.3 million, $0.3 million, and $1.1 million respectively. In the first quarter of 2019, the Company repriced approximately 0.6 million shares of outstanding stock options and recorded approximately $0.6 million of related compensation expense and for the year ended December 31, 2019, the Company recorded $0.7 million of related compensation expense. France discontinued operations compensation cost related to non-qualified stock options was $0.4 million in 2018, primarily related to the acceleration of stock options due to the sale of the France business of approximately $0.3 million and de minimis compensation cost in 2017. The related future income tax benefits recognized for 2019, 2018 and 2017 were $0.7 million, $0.1 million and $0.2 million, respectively.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2019, 2018 and 2017:

	2019	2018	2017
Expected annual dividend yield	1.9%	1.4%	2.4%
Risk-free interest rate	2.65%	2.94%	2.26%
Expected volatility	50.4%	48.0%	48.9%
Expected life in years	5.0	5.2	4.0

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2019		2018		2017
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	596,148	$11.64	1,001,300	$11.58	1,410,250	$12.57
Granted	1,038,536	$15.76	17,550	$31.66	10,000	$24.36
Exercised	(224,750)	$8.92	(400,203)	$12.18	(138,450)	$13.49
Canceled or expired	(645,150)	$12.50	(22,499)	$15.24	(280,500)	$16.04
Outstanding at end of year	764,784	$17.31	596,148	$11.64	1,001,300	$11.58

Options exercisable at year end	227,598		341,515		588,802
Weighted average fair value per option granted during the year	$9.16		$12.87		$10.69

The total intrinsic value of options exercised was $3.4 million in 2019 and $9.5 million in 2018 and $1.3 million in 2017.

The following table summarizes information about options vested and exercisable or non-vested that are expected to vest (non-vested outstanding less expected forfeitures) at December 31, 2019:

Range of Exercise Prices			Options outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$10.00	232,000	$6.23	6.28	$4.5
$10.01	to	$15.00	10,000	$10.39	0.51	0.1
$15.01	to	$20.00	92,285	$16.93	3.05	0.8
$20.01	to	$25.00	430,499	$23.52	9.07	0.8
$5.00	to	$25.00	764,784	$17.31	7.39	$6.2

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2019 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2019. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2019:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2019	254,633	$4.73
Granted	1,038,536	$9.16
Vested	(452,348)	$8.80
Forfeited	(303,635)	$5.62
Unvested at December 31, 2019	537,186	$9.38

At December 31, 2019, there was approximately $2.5 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 3.7 years. The total fair value of stock options vested during 2019, 2018 and 2017 was $4.0 million, $1.2 million and $0.9 million, respectively.

Restricted Stock and Restricted Stock Units

The following table reflects the activity for restricted stock awards, excluding the restricted stock issued to Directors (in millions, except shares data):

Year Granted	Shares Granted	Outstanding at December 31, 2019	Rights to Cash Dividend	Other Participation Rights	Performance Award	Compensation Expense
						Year Ended December 31,
						2019	2018	2017
2010	175,000	—	Yes	None	No	$0.0	$0.1	$0.1
2011	100,000	—	Yes	None	No	0.0	0.2	0.1
2012	50,000	15,000	Yes	None	No	0 (1)	0 (1)	0.1
2016	100,000	—	Yes	None	No	0 (1)	0.1	0.2
2017	53,288	—	Yes	None	No	0.0	0 (1)	0.1
2017	49,600	—	Yes	None	Yes	0.0	1.5 (2)	0 (1)
2018	5,117	—	Yes	None	No	0.0	0 (1)	0.0
2019	30,251	30,251	Yes	None	No	0.3	0.0	0.0
2019	149,412	114,513	Yes	None	Yes	1.3	0.0	0.0
					Total	$1.6	$1.9	$0.6

[1]	less than $0.1 million of expense recorded
[2]
As a result of the sale of the France business in August 2018 and terms of the performance award, compensation expense of $1.5 million and less than $0.1 million was recorded in discontinued operations for the year ended 2018 and 2017, respectively.

Share-based compensation expense for restricted stock issued to Directors was $0.2 million in 2019, $0.1 million in 2018 and $0.1 million benefit in 2017 due to the resignation of two Directors during the year.

At December 31, 2019, there was approximately $2.5 million of unrecognized compensation cost related to the unvested RSU's, which is expected to be recognized over a weighted average period of 3.05 years.

In 2018, due to the sale of the France business, $1.5 million of compensation expense related to the performance RSU's above were reported in discontinued operations and less than $0.1 million was recorded during 2017.

Compensation expense related to RSU and performance RSU's reported within continuing operations was approximately $1.8 million, $0.5 million and $0.5 million for the years ended December 31, 2019, 218 and 2017, respectively. Share-based compensation expense related to restricted stock units and performance RSU's is recognized within selling, distribution and administrative expenses.

The following table reflects the activity for all unvested restricted stock during 2019:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2019	132.484	14.31
Granted	188.717	23.39
Vested	(133.725)	14.39
Forfeited	(14.881)	26.45
Unvested at December 31, 2019	172.595	23.14

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan - This plan was approved by the Company's stockholders in December 2018 and a reserve of 500,000 shares of common stock has been established under this plan. The Company adopted this plan, the terms of which allow for eligible employees (as defined in the 2018 Employee Stock Purchase Plan) to participate in the purchase, during each six month purchase period, up to a maximum of 10,000 shares of the Company's common stock at a purchase price equal to 85% of the closing price at either the start date or the end date of the stock purchase period, whichever is lower. Compensation expense related to this plan of approximately $0.3 million and $0.1 million, respectively, is recognized in selling, distribution and administrative expenses during 2019 and 2018. As of December 31, 2019, approximately 455,771 shares remain reserved for issuance under this plan. Employees purchased approximately 44,229 shares of common stock during fiscal year 2019 at an average per share price of $17.61.

Stock Repurchase

In 2018, the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors. In 2018, the Company repurchased 232,550 common shares for approximately $9.1 million. Details of the purchase was as follows:

Fiscal Month/Year	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2018	232,550	38.96	232,550	1,767,450

11.	INCOME TAX

The following table summarizes our U.S. and foreign components of income (loss) from continuing operations before income taxes (in millions):

	Year Ended December 31,
	2019	2018	2017
United States	$65.8	$62.8	$45.6
Foreign	0.3	0.1	(0.1)
Total	$66.1	$62.9	$45.5

The following table summarizes the (benefit) provision for income taxes from continuing operations (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$12.5	$2.6	$0.7
State	2.1	2.4	1.1
Foreign	0.1	0.0	0.1
Total current	$14.7	$5.0	$1.9

Deferred:
Federal	$1.1	$7.7	$(18.3)
State	0.3	0.6	(3.6)
Foreign	0.0	0.1	0.0
Total deferred	$1.4	$8.4	$(21.9)
TOTAL	$16.1	$13.4	$(20.0)

Tax expense from discontinued operations was $(0.6) million, $23.0 million and $11.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2019		2018		2017
Income tax at Federal statutory rate	$13.9	21.0%	$13.2	21.0%	$15.9	35.0%
State and local income taxes, net of federal tax benefit	2.4	3.7%	2.6	4.1%	5.0	11.0%
Impact of state rate changes	0.1	0.1%	(0.1)	(0.2)%	0.3	0.7%
Changes in valuation allowances	0.0	—%	0.0	—%	(21.7)	(47.7)%
Reversal of valuation allowances	(0.3)	(0.4)%	(0.2)	(0.3)%	(29.4)	(64.6)%
2017 TCJA, net deferred tax remeasurement and repatriation tax impacts	0.0	—%	0.0	—%	10.4	22.9%
Stock based compensation	(0.5)	(0.8)%	(1.5)	(2.4)%	0.0	—%
Non-deductible items	0.8	1.2%	0.1	0.2%	0.1	0.2%
Other items, net	(0.3)	(0.4)%	(0.7)	(1.1)%	(0.6)	(1.5)%
Income tax	$16.1	24.4%	$13.4	21.3%	$(20.0)	(44.0)%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2019	2018
Assets:
Accrued expenses and other liabilities	$1.3	$3.5
Inventory	1.3	1.3
Operating lease obligations	16.5	0.0
Intangible & other	1.3	3.1
Net operating loss and credit carryforwards	17.7	19.3
Valuation allowances	(16.8)	(18.3)
Total deferred tax assets	$21.3	$8.9
Liabilities:
Operating lease right-of-use assets	$14.0	$0.0
Other	0.1	0.1
Total deferred tax liabilities	$14.1	$0.1

During 2019 the Company utilized approximately $2.8 million in state NOLs to offset state pretax income. As of December 31, 2019, the Company has foreign NOLs of $9.0 million which expire through 2032 and foreign tax credit carryforwards of $1.7 million expiring in years through 2027. The Company has recorded valuation allowances of approximately $16.8 million, including valuations against state net operating loss carryforwards of $5.8 million, foreign NOLs of $9.0 million, $0.3 million against the deductibility of state and foreign temporary tax differences and $1.7 million against foreign tax carryforwards. Valuation allowances have been recorded against these assets as the Company believes it is more likely than not that these NOLs, temporary differences and foreign tax credits will not be utilized in the near future.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiary in India and Canada of approximately $0.2 million as of December 31, 2019, since these earnings are considered permanently reinvested in the subsidiaries. The Company's permanent reinvestment assertion has not changed following the enactment of the TCJA. If the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

The Company recorded a tax benefit in discontinued operations of approximately $0.6 million primarily from the Company's former NATG operations. Under the TCJA each U.S. shareholder of a controlled foreign corporation ("CFC") must include in its gross taxable income in any tax year the aggregate net GILTI, or net income, of its CFCs. In 2019 the Company has included in taxable income the net income of its subsidiaries in the Netherlands, India, and Canada. The Company has elected to treat GILTI expense as a period cost when incurred.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments. The Company’s federal income tax returns have been audited through 2013. The Company has not signed any consent to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2009. The Company considers its significant tax jurisdictions in foreign locations to be Canada and India. The Company remains subject to examination in France for years after 2013 and in Canada for years after 2013.

As of December 31, 2019, the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2019, 2018 or 2017.

12.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities. These matters are in various stages of investigation, negotiation and/or litigation.  The Company's NATG subsidiaries are being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts. The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses. In September 2017 the Company and certain subsidiaries comprising its former NATG "Tiger" consumer electronics business were sued in United States District Court, Northern District of California by a software publisher alleging that the NATG subsidiaries violated certain contractual sales channel restrictions resulting in claims of breach of contract and trademark/copyright infringement. This matter was settled in 2019 without material impact to the Company.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2019 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2019 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

13.    SUBSEQUENT EVENT

In February 2020, the Company's Board of Directors declared a special dividend of $1.00 per share to common stock shareholders of record at the close of business on March 9, 2020, payable of March 16, 2020. Estimated dividends to be paid total $38.0 million.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data, excluding discontinued operations, is as follows (in millions, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$232.2	$248.6	$243.9	$222.2
Gross profit	$80.3	$86.0	$84.4	$75.0
Net income from continuing operations	$10.0	$14.9	$13.7	$11.4
Net income per common share from continuing operations:
Basic	$0.27	$0.40	$0.36	$0.30
Diluted	$0.26	$0.39	$0.36	$0.30

2018
Net sales	$212.2	$231.2	$235.8	$217.7
Gross profit	$72.5	$80.0	$82.2	$73.0
Net income from continuing operations	$8.7	$13.4	$15.1	$12.3
Net income per common share from continuing operations:
Basic	$0.23	$0.36	$0.41	$0.33
Diluted	$0.23	$0.35	$0.40	$0.33

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in millions)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other		Balance at End of Period
Allowance for doubtful accounts
2019	$1.0	$1.0	$(0.8)	$0.0		$1.2	(1)
2018	$1.1	$0.7	$(0.8)	$0.0		$1.0	(1)
2017	$9.1	$1.0	$(9.0)	$0.0		$1.1	(1)(2)

Allowance for sales returns(4)
2019	$0.0	$0.0	$0.0	$0.0		$0.0
2018	$0.0	$0.0	$0.0	$0.0		$0.0
2017	$1.4	$1.4	$0.0	$(1.4)	(3)	$1.4

Allowance for inventory returns(5)
2019	$0.0	$0.0	$0.0	$0.0		$0.0
2018	$0.0	$0.0	$0.0	$0.0		$0.0
2017	$(0.6)	$(0.5)	$0.0	$0.6	(3)	$(0.5)

Allowance for deferred tax assets
2019	$18.3	$(0.3)	$0.0	$(1.2)		$16.8
2018	$18.3	$(0.3)	$0.0	$0.3		$18.3
2017	$69.0	$(28.6)	$(2.9)	$(19.2)		$18.3

[1]	Excludes approximately $5.6 million of reserves related to notes receivable and tax refund receivables originated in 2016.
[2]	Excludes approximately $0.4 million of reserves related to non-trade receivables.
[3]	Amounts represent gross revenue and cost reversals to the estimated sales returns and allowances accounts.
[4]	Amounts in 2019 and 2018 are reported within accrued expenses and other current liabilities, as Product Returns Liability (see Note 4 and 9).
[5]	Amounts in 2019 and 2018 are reported within prepaid expenses and other current assets.