Form 10-Q
period 2020-03-31
SYSTEMAX INC
filed 2020-05-05
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2020 was 37,470,110.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$64.1	$97.2
Accounts receivable, net	95.0	88.2
Inventories	107.6	112.5
Prepaid expenses and other current assets	5.7	6.4
Total current assets	272.4	304.3

Property, plant and equipment, net	17.0	17.8
Operating lease right-of-use assets	56.3	59.3
Deferred income taxes	7.2	7.3
Goodwill and intangibles	7.2	7.2
Other assets	1.2	1.0
Total assets	$361.3	$396.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$117.9	$115.9
Accrued expenses and other current liabilities	37.0	34.0
Operating lease liabilities	9.6	9.9
Total current liabilities	164.5	159.8
Deferred income tax liability	0.1	0.1
Other liabilities	2.8	2.8
Operating lease liabilities	56.2	58.7
Total liabilities	223.6	221.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	190.3	189.7
Treasury stock	(23.5)	(20.4)
Retained (deficit) earnings	(32.3)	2.8
Accumulated other comprehensive income	2.8	3.0
Total shareholders’ equity	137.7	175.5
Total liabilities and shareholders’ equity	$361.3	$396.9

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net sales	$227.3	$232.2
Cost of sales	150.6	151.9
Gross profit	76.7	80.3
Selling, distribution & administrative expenses	65.2	67.1
Operating income from continuing operations	11.5	13.2
Interest and other (income) expense, net	0.2	0.0
Income from continuing operations before income taxes	11.3	13.2
Provision for income taxes	3.0	3.2
Net income from continuing operations	8.3	10.0
Loss from discontinued operations, net of tax	(0.1)	(0.3)
Net income	$8.2	$9.7

Net income per common share from continuing operations:
Basic	$0.21	$0.27
Diluted	$0.21	$0.26
Net loss per common share from discontinued operations:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Net income per common share:
Basic	$0.21	$0.26
Diluted	$0.21	$0.25

Weighted average common and common equivalent shares:
Basic	37.7	37.4
Diluted	37.9	37.9

Dividends declared	$1.14	$0.12

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income	$8.2	$9.7
Other comprehensive (loss) income:
Foreign currency translation	(0.2)	0.0
Total comprehensive income	$8.0	$9.7

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income from continuing operations	$8.3	$10.0
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.1	1.0
Provision for doubtful accounts	0.2	0.0
Stock-based compensation	1.0	1.5
Gain on disposition and abandonment	0.0	0.1
Changes in operating assets and liabilities:
Accounts receivable	(7.3)	(8.1)
Inventories	4.6	1.5
Prepaid expenses and other assets	(1.7)	(1.0)
Income taxes payable	2.9	3.2
Accounts payable	2.3	9.8
Accrued expenses, other current liabilities and other liabilities	2.3	5.8
Net cash provided by operating activities from continuing operations	13.7	23.8
Net cash (used in) provided by operating activities from discontinued operations	(0.1)	0.3
Net cash provided by operating activities	13.6	24.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.3)	(1.0)
Net cash used in investing activities	(0.3)	(1.0)

Cash flows from financing activities:
Dividends paid	(43.3)	(248.0)
Proceeds from issuance of common stock	0.3	0.0
Payment of payroll taxes on stock-based compensation through shares withheld	(0.3)	(0.8)
Proceeds from the issuance of common stock from employee stock purchase plan	0.4	0.4
Repurchase of treasury shares	(3.4)	0.0
Net cash used in financing activities	(46.3)	(248.4)

Effects of exchange rates on cash	(0.1)	(0.1)

Net decrease in cash	(33.1)	(225.4)
Cash and cash equivalents – beginning of period	97.2	295.4
Cash and cash equivalents – end of period	$64.1	$70.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2020	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	$175.5
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(15)			(0.3)			(0.3)
Proceeds from issuance of common stock	30		(0.2)	0.5			0.3
Issuance of shares under employee stock purchase plan	23		0.4				0.4
Dividends					(43.3)		(43.3)
Repurchase of treasury shares	(233)			(3.9)			(3.9)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					8.2		8.2

Balances, March 31, 2020	37,520	$0.4	$190.3	$(23.5)	$(32.3)	$2.8	$137.7

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2019	37,335	$0.4	$187.0	$(25.1)	$(27.6)	$3.0	$137.7
Stock-based compensation expense			1.5				1.5
Issuance of restricted stock	103		(1.8)	1.8			0.0
Stock withheld for employee taxes	(34)			(0.8)			(0.8)
Proceeds from issuance of common stock	3		0.0	0.0			0.0
Issuance of shares under employee stock purchase plan	21		0.4				0.4
Dividends declared					(4.5)		(4.5)
Change in cumulative translation adjustment						0.0	0.0
Net income					9.7		9.7

Balances, March 31, 2019	37,428	$0.4	$187.1	$(24.1)	$(22.4)	$3.0	$144.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. Systemax operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and general hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operations ("MRO"), markets the Company has served since 1949.

Included in discontinued operations is the Company’s former North American Technology Group ("NATG") business, which was sold in December 2015 and has been winding down its operations since then. The sale of the NATG business had a major impact on the Company and therefore certain components met the "strategic shift with major impact" criteria as defined under Accounting Standard Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". Accordingly, these components and any related results of operations are reflected in discontinued operations. Net loss from the NATG business was $0.1 million for the three months ended March 31, 2020 and $0.3 million for the three months ended March 31, 2019.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2020 and the results of operations for the three month periods ended March 31, 2020 and 2019, statements of comprehensive income (loss) for the three month periods ended March 31, 2020 and 2019, cash flows for the three month periods ended March 31, 2020 and 2019 and changes in shareholders’ equity for the three month periods ended March 31, 2020 and 2019.  The December 31, 2019 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2019 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The results for the three month period ended March 31, 2020 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on March 28, 2020 and March 30, 2019.  The first quarters of both 2020 and 2019 included 13 weeks.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company will adopt this ASU effective January 1, 2021. The Company believes the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

2.	Revenue

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of March 31, 2020.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly, based upon its historical returns rates, as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.1 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Disaggregation of Revenues

The Company's presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors. The following table presents the Company's revenue, from continuing operations, by geography for the three months ended March 31, 2020 and March 31, 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Net sales:
United States	$215.3	$220.8
Canada	12.0	11.4
Consolidated	$227.3	$232.2

3.	Credit Losses

On January 1, 2020 the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The Company's trade accounts receivable are subject to this standard. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

The Company’s trade accounts receivable is one portfolio comprised of commercial businesses operating in the U.S. and to a much lesser extent, Canada. The Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables, considering customer financial condition, historical loss experience with its customers, current market economic conditions and forecasts of future economic conditions when appropriate. When the Company becomes aware of a customer's inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected. For the balance of its trade receivables, the Company uses a loss rate method to estimate its credit loss reserve. Historical loss experience rates are calculated using receivable write offs over a trailing twelve-month period and comparing that to the average receivable balances over the same period. That rate is applied to the current accounts receivable portfolio, excluding accounts that have been specifically reserved. Any write offs incurred are recorded against the established reserves.

The Company grants credit to commercial business customers using an electronic application process that evaluates the customer's detailed credit report, reference responses, availability under credit facilities, existing liens, tenure of management and business history, among other factors. Credit terms are typically net 30 days payment required with larger businesses eligible for up to net 90 day terms, if qualified.

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the three months ended March 31, 2020:

March 31, 2020
Balance at beginning of period (1)	$1.2
Current period provision	0.2
Write-offs	(0.2)
Recoveries collected	0.0
Balance at end of period (1)	$1.2

[1]	Excludes approximately $3.9 million related to full reserves against notes receivable. This balance did not change in the first quarter of 2020.

4.	Discontinued Operations and Special Charges

The Company’s discontinued operations include the results of the NATG business sold in December 2015 (See Note 1).

In the quarter ended March 31, 2020 and 2019, respectively, the Company's NATG discontinued operations recorded approximately $0.1 million of professional fees. The Company expects that total additional charges related to the NATG business after this quarter will continue to be less than $0.5 million and that these charges will be presented in discontinued operations.

The following table details liabilities related to the exit costs of the sold businesses that remain as of March 31, 2020 (in millions):

Accrued exit costs
Balance January 1, 2020	$2.8
Charged to expense	0.1
Paid or otherwise settled	0.0
Balance March 31, 2020	$2.9

The following table details liabilities related to the exit costs of the sold businesses that remained for 2019 (in millions):

Accrued exit costs
Balance January 1, 2019	$2.8
Charged to expense	0.7
Paid or otherwise settled	(0.7)
Balance December 31, 2019	$2.8

5.	Net Income (Loss) per Common Share

Net income per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two-class method of computing earnings per share.  The two-class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares. Undistributed net income is allocated between common shares outstanding and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Undistributed net losses are not allocated to our participating securities as these participating securities do not have a contractual obligation to share in losses. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options.  The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three months ended March 31, 2020 and 2019 (in millions, except for per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income from continuing operations	$8.3	$10.0
Less: Distributed net income available to participating securities	(0.3)	0.0
Numerator for basic and diluted net income per share:
Undistributed and distributed net income available to common shareholders	$8.0	$10.0

Denominator:
Weighted average shares outstanding for basic net income per share	37.7	37.4
Effect of dilutive securities	0.2	0.5
Weighted average shares outstanding for diluted net income per share	37.9	37.9
Net income per share from continuing operations:
Basic	$0.21	$0.27
Diluted	$0.21	$0.26

Net loss from discontinued operations	$(0.1)	$(0.3)
Net loss per share from discontinued operations:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Net income per share:
Basic	$0.21	$0.26
Diluted	$0.21	$0.25

Potentially dilutive securities	0.7	0.2

The weighted average number of stock options outstanding excluded from the computation of diluted earnings per share due to their antidilutive effect was 0.5 million shares for the three months ended March 31, 2020 and was 0.2 million for the three months ended March 31, 2019. Undistributed losses for the three months ended March 31, 2020 resulted in performance share units and restricted stock units of approximately 0.2 million shares being excluded from the computation of diluted earnings per share.

6.	Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2020, eligible collateral under the credit agreement was $75.0 million, total availability was $73.0 million, total outstanding letters of credit were $1.6 million, total excess availability was $71.4 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of March 31, 2020.

7.	Fair Value Measurements

On January 1, 2020 the Company adopted ASU 2018-13, Fair Value Measurements (Topic 820). The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

Fair value accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value standards establish the fair value hierarchy to prioritize the inputs used in valuation techniques. There are three levels to the fair value hierarchy (Level 1 is the highest priority and Level 3 is the lowest priority):

Level 1 -	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 -	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
Level 3 -	Unobservable inputs which are supported by little or no market activity

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At March 31, 2020 and 2019, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

The fair value with respect to goodwill is measured in connection with the Company’s annual impairment testing. The Company operates in one reporting unit and performs a quantitative assessment of its goodwill by comparing the Company's fair market value, or market capitalization, to the carrying value of the Company, including goodwill, to determine if impairment exists. Any excess of the carrying amount over fair value would be charged to impairment expense.

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

8.	Stock Repurchases

During the first quarter of 2020, the Company repurchased 233,249 common shares for approximately $3.9 million under its share repurchase authorization. The Company's Board of Directors, in July 2018, approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Amounts that are unpaid at March 31, 2020 totaled $0.5 million and are recorded in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

9.	Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, products liability, creditors rights and health and safety law matters, including workers compensation claims, which are handled and defended in the ordinary course of business. Certain of these matters are covered by the Company’s insurance policies, subject to customary deductibles. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company's NATG subsidiaries are being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2020 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2020 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

10.	Subsequent Event

In April 2020, in response to the COVID-19 pandemic and its impact on operations, the Company initiated a reduction in force across the business to help drive longer term cost savings in the organization. As a result, the Company expects to record employee separation costs of approximately $0.8 million during the quarter ending June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are based on management’s estimates, assumptions and projections and are not guarantees of future performance.  Forward-looking statements may include, but are not limited to, projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, fluctuations in general economic conditions, future operations, plans relating to new distribution facilities, plans for utilizing alternative sources of supply in response to government tariff and trade actions and/or due to supply chain disruptions arising from the coronavirus pandemic, and plans for new products or services, plans for acquisition or sale of businesses, including expansion or restructuring plans, such as our exit from and winding down of our sold North American Technology Group ("NATG") operations and European operations, financing needs, compliance with financial covenants in loan agreements, assessments of materiality, predictions of future events and the effects of pending and possible litigation and assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: general economic conditions, such as customer inventory levels, interest rates, borrowing ability and economic conditions in the manufacturing industry generally, will continue to impact our business; the temporary closing of many businesses, and reduced business activity, during the coronavirus pandemic has negatively impacted the general economy, and decreased customer purchasing volume generally, which has negatively affected our business and will continue to do so until general business activity reaches pre-pandemic levels; the imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales or disrupt our operations in the future; increases in freight and shipping costs have from time to time impacted our margins to the extent the increases could not be passed along to customers in a timely manner and may impact our margins again in the future, and factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as global availability of shipping containers and fuel costs can impact our results as well; our reliance on common carrier delivery services for shipping inventoried merchandise to customers; our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory; delays in the timely availability of products from our suppliers could delay receipt of needed product and result in lost sales; in this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations as well as from other countries, have been, and in the future could continue to be adversely affected by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the Coronavirus pandemic; additionally governmental mandated shutdowns of entities deemed to be non-essential businesses has negatively impacted sales of our products to those businesses and will continue to impact our sales as long as these mandated closures are in place; the extent to which the Coronavirus pandemic continues to impact our operations and financial results will depend on numerous evolving factors including the duration of the pandemic, our ability to keep our distribution centers operating productively and with minimal down time for Coronavirus safety and remediation efforts; governmental actions such as “stay at home” or “shelter in place” regulations or guidelines, that have been and continue to be taken in response to the pandemic; the impact, duration and severity of the pandemic on economic activity; how long it will take to return to more historic levels of economic growth, the effect of the economic downturn on our customers and customer demand for our products, liquidity constraints on our vendors or customers; our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional temporary or permanent distribution resources, whether in the form of additional facilities we operate or by outsourcing certain functions to third party distribution and logistics partners; we compete with other companies for recruiting, training, integrating and retaining talented and experienced employees, particularly in markets where we and they have central distribution facilities; this aspect of competition is aggravated by the current tight labor market in the U.S. which is also undergoing competitive changes due to the coronavirus pandemic; risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; our information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed could have a material adverse effect on us; a data security breach due to our e-commerce, data storage or other information systems being hacked by those seeking to steal Company, vendor, employee or customer information, or due to employee error, resulting in disruption to our operations, litigation and/or loss of reputation or business; managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights from our vendors; meeting credit card industry compliance standards in order to maintain our ability to accept credit cards; rising interest rates, increased borrowing costs or limited credit availability, including our own ability to maintain satisfactory credit agreements and to renew credit facilities, could impact both our and our customers’ ability to fund purchases and conduct operations in the ordinary course; pending or threatened litigation and investigations, as well as anti-dumping and other government trade and customs proceedings, could adversely affect our business and results of operations; sales tax laws or government enforcement priorities may be changed which could result in e-commerce and direct mail retailers having to collect sales taxes in states where the current laws and/or prior interpretations do not require us to do so; and extreme weather conditions could disrupt our product supply chain and our ability to ship or receive products, which would adversely impact sales.

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition.  Investors are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2019, describe certain factors, among others, that could contribute to or cause such differences.

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

Continuing Operations

The Company, through its operating subsidiaries, sells a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operational ("MRO") products, which are marketed in North America.  Many of these products are manufactured by other companies.  Some products are manufactured for us and sold under our brand as a white label product, and some are manufactured to our own design and marketed under the trademarks: GlobalTM, GlobalIndustrial.comTM, NexelTM, ParamountTM and InterionTM..

See Note 2 to the condensed consolidated financial statements for additional financial information about our business' geographic operations.

Discontinued Operations

As disclosed above, the operating results of discontinued operations in the accompanying financial statements are from the NATG business sold in 2015.

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

The primary component of our operating expenses historically has been employee-related costs, which includes items such as wages, commissions, bonuses, employee benefits and equity based compensation, as well as marketing expenses, primarily comprised of digital marketing spend, and occupancy related charges associated with our distribution and call center facilities. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. See Note 10 to the condensed consolidated financial statements for additional information.

In the discussion of our results of operations, constant currency refers to the adjustment of the results of our foreign operations to exclude the effects of period to period fluctuations in currency exchange rates.

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting principles and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2019 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Developments

Our first quarter results reflect the initial impact of the COVID-19 pandemic. Revenue for the quarter was down 2.1%, after being up modestly through early March at which point we started to see the impact of business shutdowns and a shift in customer priorities into sourcing cleaning, personal protection equipment ("PPE"), and other direct response COVID related items, and temporarily away from traditional core product lines. Since mid-March, when shelter-in-place mandates began expanding across the country, total demand has increased year over year driven by customer orders for highly consumable COVID response items.  However, given the worldwide constrained availability of many of these products, our backlog has also increased substantially as we were unable to fulfill many of these orders which would have mitigated other softness in the market.  As a result, we recorded low double-digit revenue declines during the closing weeks of the quarter which now appear to have stabilized at approximately 20% in April.  We anticipate that we will be able to ship a portion of this backlog in the second quarter as visibility into our supply chain and product lead times has improved.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to revenue recognition; accounts receivable and allowance for doubtful accounts; inventory valuation; goodwill and intangible assets; long-lived assets; and income taxes.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no significant changes in the application of critical accounting policies or estimates during 2020.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

Highlights from Q1 2020

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•
Consolidated sales decreased 2.1% to $227.3 million for the three month period ended March 31, 2020 compared to $232.2 million in 2019 as the COVID-19 pandemic began to impact results during the closing weeks of the quarter.

•	On a constant currency basis, average daily sales decreased 2.1% for the three month period ended March 31, 2020 compared to 2019.

•	Consolidated operating income declined 12.9% to $11.5 million for the three month period ended March 31, 2020 compared to $13.2 million in 2019.

•	Net income per diluted share from continuing operations decreased 19.2% to $0.21 for the three month period ended March 31, 2020 compared to 2019.

Results of Operations

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Key Performance Indicators* (in millions):

	Three Months Ended March 31,
	2020	2019	% Change
Net sales of continuing operations:
Consolidated net sales	$227.3	$232.2	(2.1)%
Consolidated gross profit	$76.7	$80.3	(4.5)%
Consolidated gross margin	33.7%	34.6%	(0.9)%
Consolidated SD&A costs	$65.2	$67.1	(2.8)%
Consolidated SD&A costs as a % of net sales	28.7%	28.9%	(0.2)%
Operating income from continuing operations:
Consolidated operating income	$11.5	$13.2	(12.9)%
Consolidated operating margin from continuing operations	5.1%	5.7%	(0.6)%
Effective income tax rate	26.5%	24.2%	2.3%
Net income from continuing operations	$8.3	$10.0	(17.0)%
Net margin from continuing operations	3.7%	4.3%	(0.6)%
Net loss from discontinued operations	$(0.1)	$(0.3)	(66.7)%
*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).

SYSTEMAX INC.
Consolidated Results Summary(1) – Unaudited
(in millions)

	Quarter Ended March 31,		Change
	2020	2019	2020 vs. 2019
Net sales	$227.3	$232.2	(2.1)%
Average daily sales*	3.56	3.63	(2.1)%
Operating income	11.5	13.2	(12.9)%
Operating margin%	5.1%	5.7%

*
Average daily sales is calculated based upon the number of selling days in each period, converted to US Dollars on a constant currency basis. In Q1 2020 and Q1 2019 there were 64 selling days in the U.S. In Canada there were 63 selling days in Q1 2020 and Q1 2019.

1
Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarter ended on March 28, 2020 and March 30, 2019. The first quarters of both 2020 and 2019 included 13 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.  The discussion is based upon the Results of Operations table.

NET SALES

The Company's net sales decreased 2.1% during the first quarter ended March 31, 2020 reflecting the initial impact of the COVID-19 pandemic. Revenue performance was up modestly through early March at which point the Company started to see the impact of business shutdowns and a shift in customer product demand mix away from core in stock product lines and into sourcing cleaning, PPE, and other direct response COVID-19 related items. Given the worldwide constrained availability of many of these products, the Company's backlog has also increased substantially as many of these orders which would have mitigated other softness in the market were unfulfilled.  As a result, the Company recorded low double-digit revenue declines during the closing weeks of the quarter which now appear to have stabilized at approximately 20% in April. The Company anticipates shipping a portion of this backlog in the second quarter as visibility into supply chain and product lead times has improved although there can be no assurance of that timing.

Canada sales were up approximately 5.3%, 6.8% on a constant currency basis for the quarter ended March 31, 2020 compared to the same period in 2019.  U.S. revenue decreased 2.5% in the quarter ended March 31, 2020 compared to the same period in 2019. On a constant currency basis, average daily sales decreased 2.1% for the first quarter of 2020 compared to the same period in 2019.

There were 64 selling days in the first quarter of 2020 and 2019 in the U.S. and in Canada there were 63 selling days in the first quarter of 2020 and 2019.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, free freight and freight discounting arrangements, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin.

Gross margin declined 90 basis points in the first quarter of 2020 compared to first quarter of 2019. Margin declines in the period were primarily associated with a product mix shift away from certain high margin core product categories with a higher concentration of private label sales, towards more safety and PPE products, which typically carry a lower margin profile. In addition, gross margin rates in the first quarter of 2019 included both price capture related to sale price increases taken in anticipation of tariffs which the government deferred implementation of until later in the year and a "first in first out" benefit of inventory sell through which had not been subject to a tariff at the time of receipt. Both of these impacts drove a positive gross margin result in the first quarter of 2019 which was not replicated in the first quarter of 2020.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

SD&A costs as a percentage of sales improved 20 basis points compared with the first quarter of 2019. This improvement was primarily the result of good spend discipline in regards to marketing and general operating expenses and a natural reduction of variable compensation expense related to lower sales and profit results. In the first quarter of 2020, the significant cost decreases were salary and related costs of approximately $1.1 million, lower equity compensation expense of approximately $0.4 million, lower net internet advertising spend of approximately $1.3 million offset by increased fixed costs structure largely associated with the opening of our Dallas distribution center in the second half of 2019. Costs declines seen in the first quarter of 2020 related to variable compensation expense and internet advertising spend were a direct result of the COVID-19 pandemic and its impact on economic activity and our financial results.

SD&A costs as a percentage of sales is likely to increase as a result of lower sales volumes attributable to COVID-19 and the fixed cost structure elements embedded within the business. In light of the challenging economic environment the company has taken a number of steps to streamline its cost structure. We are actively managing our digital advertising to further optimize spend in light of changes in our customer demand profile. Further, we have limited discretionary spending across all functions, while also eliminating overtime and temporary labor where appropriate. Variable compensation expense including commission, performance equity, and bonus compensation are each highly correlated with profit generation within the company. As such we anticipate these costs to continue to decline throughout the year. In addition, the company implemented a reduction in workforce on April 30, 2020 across the business to help drive longer term cost savings in the organization.

DISCONTINUED OPERATIONS AND SPECIAL CHARGES

The Company’s discontinued operations include the results of the NATG business sold in December 2015 (See Note 1).

During the first quarter of 2020 and 2019, special charges of $0.1 million was recorded in the Company's NATG discontinued operations related to professional fees.

OPERATING MARGIN

Operating margin for the three months ended March 31, 2020 declined by 60 basis points compared to the same period in 2019. The decrease was primarily driven by the sales decrease in the quarter and product mix shift in the quarter which contributed to a lower gross margin rate. This was partially offset by SD&A leverage improvements discussed above.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.2 million in the first quarter of 2020 compared to a de minimis amount in the first quarter of 2019 and was primarily related to foreign currency exchange losses.

INCOME TAXES

In the three month period ended March 31, 2020, the Company reported income taxes in continuing operations of approximately $3.0 million related to its U.S. and India operations as well as tax expense for certain U.S. states.

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

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	March 31, 2020	December 31, 2019	$ Change
Cash and cash equivalents	$64.1	$97.2	$(33.1)
Accounts receivable, net	$95.0	$88.2	$6.8
Inventories	$107.6	$112.5	$(4.9)
Prepaid expenses and other current assets	$5.7	$6.4	$(0.7)
Accounts payable	$117.9	$115.9	$2.0
Accrued expenses and other current liabilities	$37.0	$34.0	$3.0
Operating lease liabilities	$9.6	$9.9	$(0.3)
Working capital	$107.9	$144.5	$(36.6)

Historical Cash Flows

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities from continuing operations	$13.7	$23.8
Net cash (used in) provided by operating activities from discontinued operations	$(0.1)	$0.3
Net cash used in investing activities from continuing operations	$(0.3)	$(1.0)
Net cash used in financing activities from continuing operations	$(46.3)	$(248.4)
Effects of exchange rates on cash	$(0.1)	$(0.1)
Net decrease in cash and cash equivalents	$(33.1)	$(225.4)

Our primary liquidity needs are to support working capital requirements in our business, funding recently declared and any future dividends, funding treasury share repurchases, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure and funding acquisitions.  We rely principally upon operating cash flow to meet these needs. The COVID-19 pandemic had a material negative impact on the Company's revenues during the closing weeks of the first quarter of 2020 and that trend is expected to continue into the second quarter of 2020. Currently there is significant uncertainty as to the duration of the governmental mandated shutdowns of businesses, the businesses that will be allowed to open, whether these business openings are phased in and whether and how soon economic activity will resume at levels seen before the pandemic. We currently believe that current cash on hand, cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months inclusive of a continuation of current conditions. We also believe our current capital structure and cash resources are adequate for our internal growth initiatives.   We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased $36.6 million primarily related to decreased cash balances after payment of the $43.3 million dividend declared in February 2020 and decreasing inventory balances offset by increased accounts receivable balances compared to the increased balances in accounts payable, accrued expenses and other current liabilities. Accounts receivable days outstanding were 36.4 in 2020 compared to 34.5 in 2019. Inventory turns were 5.9 in 2020 compared to 6.1 in 2019 and accounts payable days outstanding were 69.8 in 2020 compared to 65.0 in 2019.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by continuing operations was $13.7 million resulting from changes in our working capital accounts, which provided $3.1 million in cash compared to $11.2 million provided in 2019, primarily the result of the changes in accounts payable balances, changes in accrued expenses, other current liabilities and other liabilities balances and changes in inventory balances. Cash generated from net income adjusted by other non-cash items provided $10.6 million compared to $12.6 million provided by these items in 2019, primarily related to the net income from continuing operations in 2020 and reduced compensation expense related to equity compensation plans in 2020 compared to 2019. In the first quarter of 2019, the Company repriced approximately 0.6 million shares of outstanding stock options and recorded approximately $0.6 million of related compensation expense. Net cash used in operating activities from discontinued operations was $0.1 million for the three months ended March 31, 2020 and $0.3 million was provided from discontinued operations for the three months ended March 31, 2019.

Investing Activities

Net cash used in investing activities totaled $0.3 million primarily for leasehold improvements, warehouse machinery and equipment and molds. Net cash used in investing activities in 2019 totaled $1.0 million primarily for various warehouse projects including: wire decking, in-rack sprinkler system, warehouse lighting project and information technology equipment and leasehold improvements.

Financing Activities

Net cash used in financing activities totaled $46.3 million primarily related to the special dividend of $1.00 declared in February 2020 and the regular quarterly dividend of $0.14, which totaled approximately $43.3 million and repurchases of treasury shares of $3.4 million. Proceeds from the issuance of common stock from employee stock purchase plan was $0.4 million and proceeds from stock option exercises was $0.3 million, offset by payments of payroll taxes on stock-based compensation through shares withheld of $0.3 million. In 2019, net cash used in financing activities totaled $248.4 million primarily related to the special dividend declared in December 2018 and paid in January 2019 of $243.5 million and the regular quarterly dividend of $4.5 million. Proceeds from the issuance of common stock from employee stock purchase plan was $0.4 million offset by payments of payroll taxes on stock-based compensation through shares withheld of $0.8 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of March 31, 2020, eligible collateral under the credit agreement was $75.0 million, total availability was $73.0 million, total outstanding letters of credit were $1.6 million, excess availability was $71.4 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of credit agreement in place as of March 31, 2020.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2020 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  In 2020 we continue to anticipate capital expenditures in the range of $3.0 to $5.0 million, though at this time we are not contractually committed to incur these expenditures.

Historically we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in debt, which could have an adverse effect on our earnings. We believe that cash balances, future cash flows from operations and our availability under credit facilities will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of March 31, 2020, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At March 31, 2020 cash balances held in foreign subsidiaries totaled approximately $3.8 million. These balances are held in local country banks. The Company had in excess of $131 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2020, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2020 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2020, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, products liability, creditors rights and health and safety law matters, including workers compensation claims, which are handled and defended in the ordinary course of business. Certain of these matters are covered by the Company’s insurance policies, subject to customary deductibles. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and is corresponding with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2020 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2020 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 1A. Risk Factors

There are a number of factors and variables described below that may affect our future results of operations and financial condition. Other factors of which we are currently not aware or that we currently deem immaterial may also affect our results of operations and financial position. Additional factors that could affect our operations are described in our Annual Report for the year ended December 31, 2019.

•
General economic conditions, including those that can result in decreased customer confidence and spending, could result in our failure to achieve our historical sales growth rates and profit levels. Pandemics, such as the global coronavirus outbreak, have disrupted global supply chains, including those we rely on domestically and in China, and have resulted in business closures nation-wide which in turn has resulted in depressed economic activity generally and decreased sales of certain of our products. These events have, and could continue to, materially adversely affect our operations.

General

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

Our consolidated results of operations are directly affected by economic conditions in North America, and our supply chain for imported product and domestic product relying on foreign components is affected by conditions in Asia (particularly China).

Coronavirus Pandemic

In this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations, as well as products made in the United States, has been and could continue to be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings, and travel restrictions resulting from the on-going coronavirus pandemic. We depend to a significant extent on products imported from China as well as from other countries for our Private Label lines, and on domestic manufacturers who utilize components imported from Asia. These supply chains have been, and in the future could continue to experience disruption due to the pandemic.

The coronavirus has become widespread in the United States, leading to closing of non-essential businesses, health screenings, domestic quarantines, lower domestic economic activity and productivity and resultant lower demand for certain of our products, which has adversely impacted our business. The pandemic has also resulted in extended lead time for products and resultant lost sales. While we are making efforts to secure satisfactory levels of inventory, certain of our vendors have indicated they are experiencing constrained supply and are deferring delivery dates, and there can be no assurance that our supply chain will not experience further disruptions significant enough to adversely affect our operations.

In addition, we have experienced brief closures of certain of our distribution centers due to exposure to the coronavirus; although the redundancy built into our distribution center network operations allowed us to continue to meet customer demand, there can be no assurance that a prolonged closure of a major facility, or the closure of multiple distribution centers at once, or the absence of a significant proportion of our distribution center employees due to the pandemic, would not adversely affect our results of operations.

Other Factors

We may experience a further decline in sales as a result of ongoing poor economic conditions and the lack of visibility relating to future orders, (as well as due to the other risks discussed above and below). Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and manage price increases, our ability to manage freight and shipping costs and maintain our margins, our ability to attract new customers and increase our market share, and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending or that hampers their ability to pay for products would likely adversely affect our sales, prices and profitability as well (as has occurred in the wake of the coronavirus pandemic in relation to customer spending behavior). We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, maintain or grow our historical margins, and whether we will be able to attract new customers.

In response to economic and market conditions, from time to time we have undertaken initiatives to reduce our cost structure where appropriate, including workforce reductions. However, these actions may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates and levels of profitability we experienced in the past. See Note 10 to the condensed consolidated financial statements for additional information.

•
Adverse weather events or natural disasters, as well as pandemics such as the coronavirus, have and could continue to negatively affect or disrupt our operations. We may be affected by global climate changes or by legal, regulatory or market responses to such potential change.

Certain areas in which we operate are susceptible to severe weather events, such as hurricanes, tornadoes and floods, and epidemics and pandemics, as well as resultant quarantine or government stay at home orders, can impact any location. Our ability to provide efficient distribution of core business, PPE and other products from our or third-party drop ship distribution centers is critical to our business strategy. Disruptions at distribution centers or shipping ports, or the unavailability of employees needed by us or third parties to operate key functions at such locations, including due to health safety events such as the coronavirus pandemic, may affect our ability to both maintain products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. We cannot predict whether or to what extent the potential damage that could be caused by these events will continue to affect our operations or the economies in regions where we operate. These adverse events could result in disruption of our operations, temporary closing of our facilities from time to time, employee absences, disruption to our purchasing or distribution capabilities, business interruption and clean-up costs that are uncovered or exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations have been and may continue to be adversely affected by these and other negative effects of these events.

Item 5. Issuer Purchases of Equity Securities

During the first quarter of 2020, the Company repurchased 233,249 common shares for approximately $3.9 million under its share repurchase authorization. The Company's Board of Directors, in July 2018, approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Details of the purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/9/2020 - 3/27/2020	233,249	$16.84	233,249	1,534,201

Amounts that are unpaid at March 31, 2020 totaled $0.5 million and are recorded in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

SYSTEMAX INC.

Date: May 5, 2020	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 5, 2020	By:	/s/ Thomas Clark
Thomas Clark
Vice President and Chief Financial Officer