Form 10-Q
period 2020-06-30
SYSTEMAX INC
filed 2020-07-31
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares outstanding of the registrant’s Common Stock as of July 29, 2020 was 37,484,968.

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

Our Board of Directors has adopted the following corporate governance documents with respect to the Company (the “Corporate Governance Documents”):

•Corporate Ethics Policy for officers, directors and employees
•Charter for the Audit Committee of the Board of Directors
•Charter for the Compensation Committee of the Board of Directors
•Charter for the Nominating/Corporate Governance Committee of the Board of Directors
•Corporate Governance Guidelines and Principles

In accordance with the corporate governance rules of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company web site, www.systemax.com.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$58.1	$97.2
Accounts receivable, net	110.2	88.2
Inventories	132.4	112.5
Prepaid expenses and other current assets	6.5	6.4
Total current assets	307.2	304.3

Property, plant and equipment, net	16.1	17.8
Operating lease right-of-use assets	57.7	59.3
Deferred income taxes	7.4	7.3
Goodwill and intangibles	7.2	7.2
Other assets	1.1	1.0
Total assets	$396.7	$396.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$130.6	$115.9
Accrued expenses and other current liabilities	45.8	34.0
Operating lease liabilities	10.1	9.9
Total current liabilities	186.5	159.8
Deferred income tax liability	0.1	0.1
Other liabilities	4.1	2.8
Operating lease liabilities	57.3	58.7
Total liabilities	248.0	221.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	191.0	189.7
Treasury stock	(24.3)	(20.4)
Retained (deficit) earnings	(21.2)	2.8
Accumulated other comprehensive income	2.8	3.0
Total shareholders’ equity	148.7	175.5
Total liabilities and shareholders’ equity	$396.7	$396.9

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$242.1	$248.6	$469.4	$480.8
Cost of sales	157.3	162.6	307.9	314.5
Gross profit	84.8	86.0	161.5	166.3
Selling, distribution & administrative expenses	64.7	66.0	129.9	133.1
Operating income from continuing operations	20.1	20.0	31.6	33.2
Interest and other (income) expense, net	0.0	(0.1)	0.2	(0.1)
Income from continuing operations before income taxes	20.1	20.1	31.4	33.3
Provision for income taxes	4.8	5.2	7.8	8.4
Net income from continuing operations	15.3	14.9	23.6	24.9
Net income (loss) from discontinued operations	1.1	(0.3)	1.0	(0.6)
Net income	$16.4	$14.6	$24.6	$24.3

Net income per common share from continuing operations:
Basic	$0.41	$0.40	$0.62	$0.66
Diluted	$0.40	$0.39	$0.62	$0.66
Net income (loss) per common share from discontinued operations:
Basic	$0.03	$(0.01)	$0.03	$(0.02)
Diluted	$0.03	$(0.01)	$0.03	$(0.02)
Net income per common share:
Basic	$0.44	$0.39	$0.65	$0.64
Diluted	$0.43	$0.38	$0.65	$0.64

Weighted average common and common equivalent shares:
Basic	37.5	37.5	37.6	37.4
Diluted	37.6	37.9	37.8	37.9

Dividends declared	$0.14	$0.12	$1.28	$0.24

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$16.4	$14.6	$24.6	$24.3
Other comprehensive (loss) income:
Foreign currency translation	0.0	0.1	(0.2)	0.1
Total comprehensive income	$16.4	$14.7	$24.4	$24.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income from continuing operations	$23.6	$24.9
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2.1	2.0
Provision for doubtful accounts	0.9	0.3
Stock-based compensation	1.8	2.8
Provision for deferred taxes	(0.1)	(0.2)
Loss on disposition and abandonment	0.0	0.1
Changes in operating assets and liabilities:
Accounts receivable	(23.2)	(12.8)
Inventories	(20.1)	6.0
Prepaid expenses and other assets	(2.4)	(1.2)
Income taxes payable	8.1	5.9
Accounts payable	14.9	15.4
Accrued expenses, other current liabilities and other liabilities	7.8	6.9
Net cash provided by operating activities from continuing operations	13.4	50.1
Net cash provided by operating activities from discontinued operations	1.0	0.1
Net cash provided by operating activities	14.4	50.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.4)	(2.4)
Net cash used in investing activities	(0.4)	(2.4)

Cash flows from financing activities:
Dividends paid	(48.6)	(252.5)
Proceeds from issuance of common stock	0.3	0.6
Payment of payroll taxes on stock-based compensation through shares withheld	(0.3)	(0.8)
Proceeds from the issuance of common stock from employee stock purchase plan	0.4	0.4
Repurchase of treasury shares	(4.8)	0.0
Net cash used in financing activities	(53.0)	(252.3)

Effects of exchange rates on cash	(0.1)	(0.1)

Net decrease in cash	(39.1)	(204.6)
Cash and cash equivalents – beginning of period	97.2	295.4
Cash and cash equivalents – end of period	$58.1	$90.8

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4.1	$14.7

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2020	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	$175.5
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(15)			(0.3)			(0.3)
Proceeds from issuance of common stock	30		(0.2)	0.5			0.3
Issuance of shares under employee stock purchase plan	23		0.4				0.4
Dividends					(43.3)		(43.3)
Repurchase of treasury shares	(233)			(3.9)			(3.9)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					8.2		8.2
Balances, March 31, 2020	37,520	$0.4	$190.3	$(23.5)	$(32.3)	$2.8	$137.7
Stock-based compensation expense			0.8				$0.8
Issuance of restricted stock	5		(0.1)	0.1			0.0
Dividends					(5.3)		(5.3)
Repurchase of treasury shares	(50)			(0.9)			(0.9)
Net income					$16.4		16.4
Balances, June 30, 2020	37,475	$0.4	$191.0	$(24.3)	$(21.2)	$2.8	$148.7

See Notes to Condensed Consolidated Financial Statements.

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2019	37,335	$0.4	$187.0	$(25.1)	$(27.6)	$3.0	$137.7
Stock-based compensation expense			1.5				1.5
Issuance of restricted stock	103		(1.8)	1.8			0.0
Stock withheld for employee taxes	(34)			(0.8)			(0.8)
Proceeds from issuance of common stock	3						0.0
Issuance of shares under employee stock purchase plan	21		0.4				0.4
Dividends					(4.5)		(4.5)
Net income					9.7		9.7
Balances, March 31, 2019	37,428	$0.4	$187.1	$(24.1)	$(22.4)	$3.0	$144.0
Stock-based compensation expense			1.3				1.3
Issuance of restricted stock	6						0.0
Stock withheld for employee taxes	(1)						0.0
Proceeds from issuance of common stock	53		(0.3)	0.9			0.6
Dividends					(4.5)		(4.5)
Change in cumulative translation adjustment						0.1	0.1
Net income					14.6		14.6
Balances, June 30, 2019	37,486	$0.4	$188.1	$(23.2)	$(12.3)	$3.1	$156.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation

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

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. Systemax operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and general hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operations ("MRO"), markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of product is impractical.

Included in discontinued operations is the Company’s former North American Technology Group ("NATG") business, which was sold in December 2015 and has been winding down its operations since then. The sale of the NATG business had a major impact on the Company and therefore certain components met the "strategic shift with major impact" criteria as defined under Accounting Standard Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". Accordingly, these components and any related results of operations are reflected in discontinued operations. For the three and six month periods ended June 30, 2020, net income from the NATG business totaled $1.1 million and $1.0 million, respectively, and for the three and six month periods ended June 30, 2019, net loss from the NATG business totaled $0.3 million and $0.6 million, respectively.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2020 and the results of operations for the three and six month periods ended June 30, 2020 and 2019, statements of comprehensive income (loss) for the three and six month periods ended June 30, 2020 and 2019, cash flows for the six month periods ended June 30, 2020 and 2019 and changes in shareholders’ equity for the three and six month periods ended June 30, 2020 and 2019.  The December 31, 2019 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2019 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The results for the six month period ended June 30, 2020 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on June 27, 2020 and June 29, 2019.  The second quarters of both 2020 and 2019 included 13 weeks and the first six months of both 2020 and 2019 included 26 weeks.

Related Party Transactions

During 2020 the Company made inventory purchases of approximately $1.8 million from an entity owned by an immediate family member of the Company's Executive Chairman. There were no outstanding payables to this entity at June 30, 2020. During 2020, the Company recorded approximately $0.5 million in legal fee expense from a law firm which employs an immediate family member of one of the Company's Vice Chairman. Amounts that are payable to this entity at June 30, 2020 totaled approximately $0.1 million and are recorded in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. Also during 2020 the Company had sales of approximately $0.3 million to an entity that has on its board one of the Company's Board members.

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

2.Revenue

The Company’s revenue is shown as “Net sales” in the accompanying Condensed Consolidated Statements of Operations and is measured as the determined transaction price, net of any variable consideration consisting primarily of rights to return product. The Company has elected to treat freight and shipping and handling revenues as activities to fulfill its performance obligation. Billings for freight and shipping and handling are recorded in net sales and costs of freight and shipping and handling are recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations.

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of June 30, 2020.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly, based upon its historical returns rates, as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.4 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the three and six months ended June 30, 2020 and June 30, 2019, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
United States	$226.0	$236.7	$441.3	$457.5
Canada	16.1	11.9	28.1	23.3
Consolidated	$242.1	$248.6	$469.4	$480.8

3.Credit Losses

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the six months ended June 30, 2020:

June 30, 2020
Balance at beginning of period (1)	$1.2
Current period provision	0.9
Write-offs	(0.2)
Balance at end of period (1)	$1.9

[1] Excludes approximately $3.9 million related to full reserves against notes receivable. This balance was written off in the second quarter of 2020.

4.Discontinued Operations and Special (Gains) Charges

The Company’s discontinued operations include the results of the NATG business sold in December 2015 (See Note 1).

In the second quarter ended June 30, 2020, the Company received approximately $1.9 million in restitution receipts and $0.1 million in vendor settlements offset by approximately $0.4 million of professional fees. For the six months ended June 30, 2020, the Company received approximately $1.9 million in restitution receipts and $0.1 million in vendor settlements offset by approximately $0.5 million of professional fees. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

The following table details liabilities related to the exit costs of the sold businesses that remain as of June 30, 2020 (in millions):

Accrued exit costs
Balance January 1, 2020	$2.8
Charged to expense	0.2
Paid or otherwise settled	(0.2)
Balance June 30, 2020	$2.8

The following table details liabilities related to the exit costs of the sold businesses that remained for 2019 (in millions):

Accrued exit costs
Balance January 1, 2019	$2.8
Charged to expense	0.7
Paid or otherwise settled	(0.7)
Balance December 31, 2019	$2.8

5.Net Income (Loss) per Common Share

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three and six months ended June 30, 2020 and 2019 (in millions, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income from continuing operations	$15.3	$14.9	$23.6	$24.9
Less: Distributed net income available to participating securities	0.0	0.0	(0.3)	0.0
Less: Undistributed net income available to participating securities	(0.1)	(0.1)	0.0	(0.1)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$15.2	$14.8	$23.3	$24.8
Add: Undistributed net income allocated to participating securities	0.1	0.1	0.0	0.1
Less: Undistributed net income reallocated to participating securities	(0.1)	(0.1)	0.0	0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$15.2	$14.8	$23.3	$24.9
Denominator:
Weighted average shares outstanding for basic net income per share	37.5	37.5	37.6	37.4
Effect of dilutive securities	0.1	0.4	0.2	0.5
Weighted average shares outstanding for diluted net income per share	37.6	37.9	37.8	37.9
Net income per share from continuing operations:
Basic	$0.41	$0.40	$0.62	$0.66
Diluted	$0.40	$0.39	$0.62	$0.66

Net income (loss) from discontinued operations	$1.1	$(0.3)	$1.0	$(0.6)
Net income (loss) per share from discontinued operations:
Basic	$0.03	$(0.01)	$0.03	$(0.02)
Diluted	$0.03	$(0.01)	$0.03	$(0.02)

Net income per share:
Basic	$0.44	$0.39	$0.65	$0.64
Diluted	$0.43	$0.38	$0.65	$0.64

Potentially dilutive securities	0.6	0.2	0.6	0.2

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Systemax Inc.'s common stock, and their inclusion would be anti-dilutive.

6.Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2020, eligible collateral under the credit agreement was $75.0 million, total availability was $73.0 million, total outstanding letters of credit were $1.6 million, total excess availability was $71.4 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of June 30, 2020.

7.Fair Value Measurements

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At June 30, 2020 and 2019, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

8.Stock Repurchases

The Company's Board of Directors, in July 2018, approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock.

During the second quarter of 2020, the Company repurchased 50,201 common shares for approximately $0.9 million and for the six months ended June 30, 2020, the Company repurchased approximately 283,450 common shares for $4.8 million under its share repurchase authorization.

9.Legal Proceedings

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2020 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2020 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.  Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are based on management’s estimates, assumptions and projections and are not guarantees of future performance.  Forward-looking statements may include, but are not limited to, statements regarding: projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures, fluctuations in general economic conditions, future operations, such as, plans relating to new distribution facilities, plans for utilizing alternative sources of supply in response to government tariffs and trade actions and/or due to supply chain disruptions arising from the Coronavirus pandemic, and plans for new products or services, plans for acquisition or sale of businesses, including expansion or restructuring plans, such as our exit from and winding down of our sold North American Technology Group ("NATG") operations and European operations, financing needs, compliance with financial covenants in loan agreements, assessments of materiality, predictions of future events and the effects of pending and possible litigation and assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: general economic conditions, such as customer inventory levels, interest rates, borrowing ability and economic conditions in the manufacturing industry generally, will continue to impact our business; the temporary closing of many businesses, and reduced business activity, during the Coronavirus pandemic has negatively impacted the general economy, and decreased customer purchasing volume generally, which has negatively affected our business and will likely continue to do so until general business activity reaches pre-pandemic levels; the imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales or disrupt our operations in the future; increases in freight and shipping costs have from time to time impacted our margins to the extent the increases could not be passed along to customers in a timely manner and may impact our margins again in the future, and factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as global availability of shipping containers and fuel costs can impact our results as well; our reliance on common carrier delivery services for shipping inventoried merchandise to customers; our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory; delays in the timely availability of products from our suppliers could delay receipt of needed product and result in lost sales; in this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations as well as from other countries, have been, and in the future could continue to be adversely affected by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the Coronavirus pandemic; additionally governmental mandated shutdowns of entities deemed to be non-essential businesses has negatively impacted sales of our products to those businesses and will continue to impact our sales as long as these mandated closures are in place; the extent to which the Coronavirus pandemic continues to impact our operations and financial results will depend on numerous evolving factors including the duration of the pandemic, our ability to keep our distribution centers operating productively and with minimal down time for Coronavirus safety and remediation efforts; governmental actions such as “stay at home” or “shelter in place” regulations or guidelines, that have been and continue to be taken in response to the pandemic; the impact, duration and severity of the pandemic on economic activity; how long it will take to return to more historic levels of economic growth, the effect of the economic downturn on our customers and customer demand for our products, liquidity constraints on our vendors or customers; our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional temporary or permanent distribution resources, whether in the form of additional facilities we operate or by outsourcing certain functions to third party distribution and logistics partners; we compete with other companies for recruiting, training, integrating and retaining talented and experienced employees, particularly in markets where we and they have central distribution facilities; this aspect of competition is aggravated by the current tight labor market in the U.S. which is also undergoing competitive changes due to the coronavirus pandemic; risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; our information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed could have a material adverse effect on us; a data security breach due to our e-commerce, data storage or other information systems being hacked by those seeking to steal Company, vendor, employee or customer information, or due to employee error, resulting in disruption to our operations, litigation and/or loss of reputation or business; managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights from our vendors; meeting credit card industry compliance standards in order to maintain our ability to accept credit cards; rising interest rates, increased borrowing costs or limited credit availability, including our own ability to maintain satisfactory credit agreements and to renew credit facilities, could impact both our and our customers’ ability to fund purchases and conduct operations in the ordinary course; pending or threatened litigation and investigations, as well as anti-dumping and other government trade and customs proceedings, could adversely affect our business and results of operations; sales tax laws or government enforcement priorities may be changed which could result in e-commerce and direct mail retailers having to collect sales taxes in states where the current laws and/or prior interpretations do not require us to do so; and extreme weather conditions could disrupt our product supply chain and our ability to ship or receive products, which would adversely impact sales.

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

Recent Developments

Our results through June 30, 2020 reflect the continued impact of the COVID-19 pandemic. Revenue for the second quarter recovered substantially after being down 20% through late March and much of April by finishing down only 2.6% for the quarter. Trends improved as we moved through the quarter as we recorded 4.3% revenue growth in May and 6.4% growth in June; this accelerating growth trend has continued into July.   Revenue performance was driven by growth in personal protection equipment ("PPE"), an expanding pandemic product line, and sequential monthly improvement in core non-PPE product lines as businesses began to reopen. However, we can give no assurance that the recent positive trends discussed above will continue, that our business will not be materially adversely affected by further pandemic developments, including continuing delay in business and school re-openings, a further resurgence of the coronavirus, or the general adverse effect on the economy and our customers these developments could cause.

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

Highlights from Q2 2020 and Year to Date Q2 2020

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•Consolidated sales decreased 2.6% to $242.1 million for the second quarter ended June 30, 2020 and average daily sales decreased 2.6% compared to prior year. Consolidated sales decreased 2.4% to $469.4 million for the six months ended June 30, 2020 and average daily sales decreased 2.4% compared to prior year.
•On a Non-GAAP*, average daily sales, constant currency basis, sales decreased 2.4% for the second quarter ended June 30, 2020, compared to prior year and sales decreased 2.2% for the six months ended June 30, 2020 compared to prior year.
•Consolidated operating income grew 0.5% to $20.1 million for the second quarter ended June 30, 2020 compared to $20.0 million in 2019 and decreased 4.8% to $31.6 million for the six months ended June 30, 2020 compared to $33.2 million in 2019.
•Net income per diluted share from continuing operations increased 2.6% to $0.40 for the second quarter ended June 30, 2020 compared to $0.39 in 2019 and decreased 6.1% to $0.62 for the six months ended June 30, 2020 compared to $0.66 in 2019.

*Non-GAAP, average daily sales, constant currency is calculated based upon the number of selling days in each period, with Canadian sales converted to US Dollars using the prior year’s average exchange rate.

Results of Operations

Three and Six Months Ended June 30, 2020 compared to the Three and Six Months Ended June 30, 2019

Key Performance Indicators* (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net sales of continuing operations:
Consolidated net sales	$242.1	$248.6	(2.6)%	$469.4	$480.8	(2.4)%
Consolidated gross profit	$84.8	$86.0	(1.4)%	$161.5	$166.3	(2.9)%
Consolidated gross margin	35.0%	34.6%	0.4%	34.4%	34.6%	(0.2)%
Consolidated SD&A costs	$64.7	$66.0	(2.0)%	$129.9	$133.1	(2.4)%
Consolidated SD&A costs as a % of net sales	26.7%	26.5%	0.2%	27.7%	27.7%	—%
Operating income from continuing operations:
Consolidated operating income	$20.1	$20.0	0.5%	$31.6	$33.2	(4.8)%
Consolidated operating margin from continuing operations	8.3%	8.0%	0.3%	6.7%	6.9%	(0.2)%
Effective income tax rate	23.9%	25.9%	(2.0)%	24.8%	25.2%	(0.4)%
Net income from continuing operations	$15.3	$14.9	2.7%	$23.6	$24.9	(5.2)%
Net margin from continuing operations	6.3%	6.0%	0.3%	5.0%	5.2%	(0.2)%
Net income (loss) from discontinued operations	$1.1	$(0.3)	466.7%	$1.0	(0.6)	266.7%
*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).

SYSTEMAX INC.
Consolidated Results Summary(1) – Unaudited
(in millions)

	Quarter ended June 30,			Six Months Ended June 30,
GAAP:	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Net sales	$242.1	$248.6	(2.6)%	$469.4	$480.8	(2.4)%
Average daily sales*	3.8	3.9	(2.6)%	3.7	3.8	(2.4)%
Operating income from continuing operations	$20.1	$20.0	0.5%	$31.6	$33.2	(4.8)%
Operating margin %	8.3%	8.0%		6.7%	6.9%

Non-GAAP:
Net sales
Average daily sales, constant currency**	3.8	3.9	(2.4)%	3.7	3.8	(2.2)%

*	Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US Dollars using the current year's average exchange rate. In Q2 2020 and Q2 2019 there were 64 selling days in the U.S. and 63 selling days in Canada. For the six months ended June 30, 2020 and 2019, there were 128 selling days in the U.S. and 126 selling days in Canada.
**	Non-GAAP, average daily sales, constant currency is calculated based upon the number of selling days in each period, with Canadian sales converted to US Dollars using the prior year's average exchange rate.
1	Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month. The actual fiscal quarter ended on June 27, 2020 and June 29, 2019. The second quarters of both 2020 and 2019 included 13 weeks and the first six months of 2020 and 2019 included 26 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.  The discussion is based upon the Results of Operations table.

NET SALES

The Company's net sales decreased 2.6% during the quarter ended June 30, 2020 reflecting the continued impact of the COVID-19 pandemic. During the quarter, revenue was up 4.3% in May and 6.4% in June after declining by 20.0% through much of April. Second quarter revenue was impacted by business shutdowns and a continued shift in customer product demand mix away from core product lines and into sourcing, cleaning, PPE, and other direct response COVID-19 related items. While the supply chain for nationally branded PPE was and continues to be constrained, the Company was able to source and fulfill many of these high demand products under our own private label brands. In addition, as businesses began to reopen, the Company was able to showcase its broader everyday facility solutions product offering which our customers require to open safely. Net sales were minimally impacted by a net change to its sales backlog as it remained relatively flat to values held at the conclusion of the first quarter.

Canada sales were up approximately 35.3%, 39.2% on a Non-GAAP constant currency basis for the quarter ended June 30, 2020 compared to the same period in 2019 and for the six months ended June 30, 2020, Canada sales were up approximately 20.6%, 23.4% on a Non-GAAP constant currency basis. U.S. revenue decreased 4.5% in the quarter ended June 30, 2020 compared to the same period in 2019 and for the six months ended June 30, 2020, U.S. sales decreased 3.6%. Consolidated average daily sales decreased 2.6% and 2.4%, respectively, for the three and six months periods ended June 30, 2020 compared to prior year and on a Non-GAAP average daily sales, constant currency basis, consolidated sales decreased 2.4% for the second quarter of 2020 compared to the same period in 2019 and decreased 2.2% for the six months ended June 30, 2020 compared to the same period in 2019.

There were 64 selling days in the second quarter of 2020 and 2019 in the U.S. and in Canada there were 63 selling days in the second quarter of 2020 and 2019. For the six months ended June 30, 2020 and 2019, there were 128 selling days in the U.S. and in Canada there were 126 selling days.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, free freight and freight discounting arrangements, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, changes in mix as a result of our customer’s strong demand of PPE and other related products, and historical seasonality.

Gross margin improved by 40 basis points in the second quarter of 2020 compared to second quarter of 2019 and decreased 20 basis points for the six months ended June 30, 2020 compared to prior year. Margin improvement in the quarter was primarily associated with a product mix shift to in stock and private label products and the higher margins these sourcing channels provide as compared to nationally branded products fulfilled through a drop ship channel.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

SD&A costs as a percentage of sales increased 20 basis points compared with the second quarter of 2019 and was flat compared to prior year for the six months ended June 30, 2020. This SD&A ratio result reflects the impact of lower sales on the Company's fixed cost structure, partially offset by efficiencies in our digital marketing efforts, as well as the benefit of a reduction in force action in April 2020. In the second quarter of 2020, the significant cost decrease was lower net internet advertising spend of approximately $4.2 million offset by increased salary and related costs of approximately $1.6 million, of which $1.2 million related to higher variable compensation earned by the sales force. Also included within salary and related costs was approximately $0.8 million related to reduction in force initiated by the Company in April 2020 in response to the COVID-19 pandemic and its impact on operations offset by savings in other salary and related costs, increased office supplies expense of approximately $0.2 million related to work from home transitions due to COVID-19, increased consulting and professional fees of approximately $0.6 million, and increased rent and related costs and insurance expense of approximately $0.7 million and other increased fixed costs largely associated with the opening of our Dallas distribution center in the second half of 2019. For the six months ended June 30, 2020, the significant cost decreases were lower net internet advertising spend of approximately $5.5 million, lower equity compensation expense of approximately $0.4 million, offset by increased salary and related costs of approximately $0.3 million, of which $0.6 million related to higher variable compensation earned by the sales force. Also included within salary and related costs was approximately $0.8 million related to reduction in force initiated by the Company in April 2020 in response to the COVID-19 pandemic and its impact on operations, offset by savings in other salary and related costs, increased office supplies expense of approximately $0.2 million related to work from home transitions due to COVID-19, increased consulting and professional fees of approximately $0.5 million, and increased rent and related costs and insurance expense of approximately $1.6 million. Costs declines seen in the second quarter of 2020 and for the six months ended June 30, 2020 related primarily to internet advertising spend.

DISCONTINUED OPERATIONS AND SPECIAL CHARGES

The Company’s discontinued operations include the results of the NATG business sold in December 2015 (See Note 1).

In the second quarter ended June 30, 2020, the Company's NATG discontinued operations received approximately $1.9 million in restitution receipts and $0.1 million in vendor settlements offset by approximately $0.4 million of professional fees. For the six months ended June 30, 2020, the Company's NATG discontinued operations received approximately $1.9 million in restitution receipts and $0.1 million in vendor settlements offset by approximately $0.5 million of professional fees.

OPERATING MARGIN

Operating margin for the three months ended June 30, 2020 improved by 30 basis points compared to the same period in 2019 and decreased 20 basis points for the six months ended June 30, 2020. The improvement in the quarter was primarily driven by the improved gross margin that resulted from the product mix shift, efficiencies in our digital marketing efforts, as well as the benefit of the reduction in force action implemented in April. Year to date operating margin decline was primarily driven by the sales decrease partially offset by SD&A efficiencies discussed above.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was de minimis in the second quarter of 2020 compared to $0.1 million income in the second quarter of 2019. For the six months ended June 30, 2020, interest and other (income), net from continuing operations was $0.2 million expense compared to $0.1 million income, which was primarily related to foreign currency exchange losses.

INCOME TAXES

In the three month period ended June 30, 2020, the Company reported income taxes in continuing operations of approximately $4.8 million related to its U.S. and India operations including tax expense for certain U.S. states. The second quarter 2020 tax rate was benefited by pre-tax income in Canada of approximately $1.2 million. For Canadian tax purposes, the Company has full valuation allowances against the deferred tax assets, including net operating losses, of its Canadian subsidiary and taxable income is fully offset by these net operating losses. In the six month period ended June 30, 2020, the Company reported income taxes in continuing operations of approximately $7.8 million related to its U.S. and India operations including tax expense for certain U.S. states.

In the three and six months period ended June 30, 2019, the Company reported income taxes in continuing operations of approximately $5.2 million and $8.4 million, respectively, related to its U.S. and India operations as well as tax expense for certain U.S. states. The Company's tax expense for 2019 was favorably impacted by tax benefits of approximately $0.3 million related to stock-based compensation.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	June 30, 2020	December 31, 2019	$ Change
Cash and cash equivalents	$58.1	$97.2	$(39.1)
Accounts receivable, net	$110.2	$88.2	$22.0
Inventories	$132.4	$112.5	$19.9
Prepaid expenses and other current assets	$6.5	$6.4	$0.1
Accounts payable	$130.6	$115.9	$14.7
Accrued expenses and other current liabilities	$45.8	$34.0	$11.8
Operating lease liabilities	$10.1	$9.9	$0.2
Working capital	$120.7	$144.5	$(23.8)

Historical Cash Flows

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities from continuing operations	$13.4	$50.1
Net cash provided by operating activities from discontinued operations	$1.0	$0.1
Net cash used in investing activities from continuing operations	$(0.4)	$(2.4)
Net cash used in financing activities from continuing operations	$(53.0)	$(252.3)
Effects of exchange rates on cash	$(0.1)	$(0.1)
Net decrease in cash and cash equivalents	$(39.1)	$(204.6)

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

Our working capital decreased $23.8 million primarily related to decreased cash balances after payment of the $43.3 million dividend declared in February 2020 and the quarterly dividend paid in May 2020 of $5.3 million and increasing accounts payable and accrued expense balances offset by increased accounts receivable and inventory balances. Our inventory balance increase is partially associated with strategic investment in PPE items in light of COVID-19, as well as, increased stocking levels of certain core products which turned slower in the second quarter of 2020 given some lower demand on core product lines. Accounts receivable days outstanding were 38.0 in 2020 compared to 35.2 in 2019. Inventory turns were 5.4 in 2020 compared to 6.0 in 2019 and accounts payable days outstanding were 71.9 in 2020 compared to 64.6 in 2019.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by continuing operations was $13.4 million resulting from changes in our working capital accounts, which used $14.9 million in cash compared to $20.2 million provided in 2019, primarily the result of the changes in inventory balances and accounts receivables balances. Cash generated from net income adjusted by other non-cash items provided $28.3 million compared to $29.9 million provided by these items in 2019, primarily related to the net income from continuing operations in 2020 and reduced compensation expense related to equity compensation plans in 2020 compared to 2019. In the first quarter of 2019, the Company repriced approximately 0.6 million shares of outstanding stock options and recorded approximately $0.6 million of related compensation expense. Net cash provided by operating activities from discontinued operations was $1.0 million and $0.1 million, respectively, for the six months ended June 30, 2020 and 2019.

Investing Activities

Net cash used in investing activities totaled $0.4 million primarily for leasehold improvements, warehouse machinery and equipment and molds. Net cash used in investing activities in 2019 totaled $2.4 million primarily related to the Texas distribution center and other various warehouse projects including: wire decking, in-rack sprinkler system and warehouse lighting project.

Financing Activities

Net cash used in financing activities totaled $53.0 million primarily related to the special dividend of $1.00 declared in February 2020 and the regular quarterly dividends of $0.14, which totaled approximately $48.6 million and repurchases of treasury shares of $4.8 million. Proceeds from the issuance of common stock from employee stock purchase plan was $0.4 million and proceeds from stock option exercises was $0.3 million, offset by payments of payroll taxes on stock-based compensation through shares withheld of $0.3 million. In 2019, net cash used in financing activities totaled $252.3 million primarily related to the special dividend declared in December 2018 and paid in January 2019 of $243.5 million and the regular quarterly dividends of $4.5 million each. Proceeds from the issuance of common stock from employee stock purchase plan was $0.4 million and proceeds from stock option exercises was $0.6 million offset by payments of payroll taxes on stock-based compensation through shares withheld of $0.8 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of June 30, 2020, eligible collateral under the credit agreement was $75.0 million, total availability was $73.0 million, total outstanding letters of credit were $1.6 million, excess availability was $71.4 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of June 30, 2020.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at June 30, 2020 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements.

The following table updates the contractual obligations of the Company for minimum rental payments on our non-cancelable operating leases as of June 30, 2020 (in millions).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Non-cancelable operating leases	$4.4	$1.1	$3.3	$—	$—

Total contractual obligations	$4.4	$1.1	$3.3	$—	$—

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of June 30, 2020, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At June 30, 2020 cash balances held in foreign subsidiaries totaled approximately $4.8 million. These balances are held in local country banks. The Company had in excess of $124 million of liquidity (cash and undrawn line of credit) in the U.S. as of June 30, 2020, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2020 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of June 30, 2020, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2020 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2020 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 5. Issuer Purchases of Equity Securities

The Company's Board of Directors, in July 2018, approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock.

During the second quarter of 2020, the Company repurchased 50,201 common shares for approximately $0.9 million and for the six months ended June 30, 2020, the Company repurchased 283,450 common shares for approximately $4.8 million under its share repurchase authorization. Details of the second quarter purchases are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/29/2020 - 3/31/2020	50,201	$17.65	50,201	1,484,000

Item 6. Exhibits

10.1	Lease Agreement, dated December 18, 2009, between Lakeview XII Ventures, LLC (landlord) and Global Industrial Distribution Inc. (as successor in interest through merger to C&H Service, LLC) (tenant) (Pleasant Prairie, WI facility) (the "PP" Lease) (filed herewith)

10.2	First Amendment, to the PP Lease, dated April 14, 2020, between Lakeview XII Venturees, LLC (landlord) and Global Industrial Distribution Inc.(as successor in interest through merger to C&H Service, LLC) (tenant) (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: July 31, 2020	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: July 31, 2020	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer