Form 10-Q
period 2020-09-30
SYSTEMAX INC
filed 2020-10-30
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares outstanding of the registrant’s Common Stock as of October 27, 2020 was 37,412,410.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$78.4	$97.2
Accounts receivable, net	114.0	88.2
Inventories	132.3	112.5
Prepaid expenses and other current assets	7.3	6.4
Total current assets	332.0	304.3

Property, plant and equipment, net	16.0	17.8
Operating lease right-of-use assets	78.8	59.3
Deferred income taxes	7.8	7.3
Goodwill and intangibles	7.1	7.2
Other assets	1.0	1.0
Total assets	$442.7	$396.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$129.1	$115.9
Accrued expenses and other current liabilities	52.0	34.0
Operating lease liabilities	9.1	9.9
Total current liabilities	190.2	159.8
Deferred income tax liability	0.1	0.1
Other liabilities	4.9	2.8
Operating lease liabilities	79.4	58.7
Total liabilities	274.6	221.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	192.9	189.7
Treasury stock	(26.4)	(20.4)
Retained (deficit) earnings	(1.9)	2.8
Accumulated other comprehensive income	3.1	3.0
Total shareholders’ equity	168.1	175.5
Total liabilities and shareholders’ equity	$442.7	$396.9

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$285.7	$243.9	$755.1	$724.7
Cost of sales	183.4	159.5	491.3	474.0
Gross profit	102.3	84.4	263.8	250.7
Selling, distribution & administrative expenses	70.9	66.7	200.8	199.8
Special charges	0.0	(0.8)	0.0	(0.8)
Operating income from continuing operations	31.4	18.5	63.0	51.7
Interest and other (income) expense, net	(0.1)	0.1	0.1	0.0
Income from continuing operations before income taxes	31.5	18.4	62.9	51.7
Provision for income taxes	7.4	4.7	15.2	13.1
Net income from continuing operations	24.1	13.7	47.7	38.6
Net income (loss) from discontinued operations	0.5	(1.0)	1.5	(1.6)
Net income	$24.6	$12.7	$49.2	$37.0

Net income per common share from continuing operations:
Basic	$0.64	$0.36	$1.26	$1.03
Diluted	$0.64	$0.36	$1.26	$1.02
Net income (loss) per common share from discontinued operations:
Basic	$0.01	$(0.03)	$0.04	$(0.04)
Diluted	$0.01	$(0.03)	$0.04	$(0.04)
Net income per common share:
Basic	$0.65	$0.33	$1.30	$0.99
Diluted	$0.65	$0.33	$1.30	$0.98

Weighted average common and common equivalent shares:
Basic	37.5	37.5	37.6	37.4
Diluted	37.6	38.0	37.7	37.9

Dividends declared	$0.14	$0.12	$1.42	$0.36

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$24.6	$12.7	$49.2	$37.0
Other comprehensive income:
Foreign currency translation	0.3	0.0	0.1	0.1
Total comprehensive income	$24.9	$12.7	$49.3	$37.1

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income from continuing operations	$47.7	$38.6
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3.1	3.0
Other non-cash benefit	0.0	(0.7)
Provision for doubtful accounts	1.4	0.4
Stock-based compensation	3.5	4.0
Provision for deferred taxes	(0.5)	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	(27.3)	(13.0)
Inventories	(19.9)	5.1
Prepaid expenses and other assets	(3.1)	(3.0)
Income taxes payable	4.5	7.2
Accounts payable	14.1	18.7
Accrued expenses, other current liabilities and other liabilities	18.0	5.1
Net cash provided by operating activities from continuing operations	41.5	64.9
Net cash provided by operating activities from discontinued operations	0.9	0.0
Net cash provided by operating activities	42.4	64.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.2)	(6.2)
Net cash used in investing activities	(1.2)	(6.2)

Cash flows from financing activities:
Dividends paid	(53.9)	(257.1)
Proceeds from issuance of common stock	0.5	0.8
Payment of payroll taxes on stock-based compensation through shares withheld	(0.4)	(0.9)
Proceeds from the issuance of common stock from employee stock purchase plan	0.8	0.8
Repurchase of treasury shares	(7.0)	0.0
Net cash used in financing activities	(60.0)	(256.4)

Effects of exchange rates on cash	0.0	(0.1)

Net decrease in cash	(18.8)	(197.8)
Cash and cash equivalents – beginning of period	97.2	295.4
Cash and cash equivalents – end of period	$78.4	$97.6

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27.6	$15.4

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2020	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	$175.5
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(15)			(0.3)			(0.3)
Proceeds from issuance of common stock	30		(0.2)	0.5			0.3
Issuance of shares under employee stock purchase plan	23		0.4				0.4
Dividends					(43.3)		(43.3)
Repurchase of treasury shares	(233)			(3.9)			(3.9)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					8.2		8.2
Balances, March 31, 2020	37,520	$0.4	$190.3	$(23.5)	$(32.3)	$2.8	$137.7
Stock-based compensation expense			0.8				$0.8
Issuance of restricted stock	5		(0.1)	0.1			0.0
Dividends					(5.3)		(5.3)
Repurchase of treasury shares	(50)			(0.9)			(0.9)
Net income					$16.4		16.4
Balances, June 30, 2020	37,475	$0.4	$191.0	$(24.3)	$(21.2)	$2.8	$148.7
Stock-based compensation expense			1.7				1.7
Stock withheld for employee taxes	(5)			(0.1)			(0.1)
Proceeds from issuance of common stock	21		(0.2)	0.4			0.2
Issuance of shares under employee stock purchase plan	27		0.4				0.4
Dividends					(5.3)		(5.3)
Repurchase of treasury shares	(109)			(2.4)			(2.4)
Change in cumulative translation adjustment						0.3	0.3
Net income					24.6		24.6
Balances, September 30, 2020	37,409	$0.4	$192.9	$(26.4)	$(1.9)	$3.1	$168.1

See Notes to Condensed Consolidated Financial Statements.

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2019	37,335	$0.4	$187.0	$(25.1)	$(27.6)	$3.0	$137.7
Stock-based compensation expense			1.5				1.5
Issuance of restricted stock	103		(1.8)	1.8			0.0
Stock withheld for employee taxes	(34)			(0.8)			(0.8)
Proceeds from issuance of common stock	3						0.0
Issuance of shares under employee stock purchase plan	21		0.4				0.4
Dividends					(4.5)		(4.5)
Net income					9.7		9.7
Balances, March 31, 2019	37,428	$0.4	$187.1	$(24.1)	$(22.4)	$3.0	$144.0
Stock-based compensation expense			1.3				1.3
Issuance of restricted stock	6						0.0
Stock withheld for employee taxes	(1)						0.0
Proceeds from issuance of common stock	53		(0.3)	0.9			0.6
Dividends					(4.5)		(4.5)
Change in cumulative translation adjustment						0.1	0.1
Net income					14.6		14.6
Balances, June 30, 2019	37,486	$0.4	$188.1	$(23.2)	$(12.3)	$3.1	$156.1
Stock-based compensation expense			1.2				1.2
Stock withheld for employee taxes	(4)			(0.1)			(0.1)
Proceeds from issuance of common stock	21		(0.2)	0.4			0.2
Issuance of shares under employee stock purchase plan	23		0.4				0.4
Dividends					(4.6)		(4.6)
Net income					12.7		12.7
Balances, September 30, 2019	37,526	$0.4	$189.5	$(22.9)	$(4.2)	$3.1	$165.9

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

Included in discontinued operations is the Company’s former North American Technology Group ("NATG") business, which was sold in December 2015 and has been winding down its operations since then. Accordingly, these components and any related results of operations are reflected in discontinued operations. For the three and nine month periods ended September 30, 2020, net income from the NATG business totaled $0.5 million and $1.5 million, respectively, and for the three and nine month periods ended September 30, 2019, net loss from the NATG business totaled $1.0 million and $1.6 million, respectively.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2020 and the results of operations for the three and nine month periods ended September 30, 2020 and 2019, statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2020 and 2019, cash flows for the nine month periods ended September 30, 2020 and 2019 and changes in shareholders’ equity for the three and nine month periods ended September 30, 2020 and 2019.  The December 31, 2019 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2019 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The results for the nine month period ended September 30, 2020 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on September 26, 2020 and September 28, 2019.  The third quarters of both 2020 and 2019 included 13 weeks and the first nine months of both 2020 and 2019 included 39 weeks.

Related Party Transactions

During 2020, the Company made inventory purchases of approximately $2.7 million from an entity owned by immediate family members of the Company's Executive Chairman. Amounts outstanding at September 30, 2020 totaled $0.6 million and are recorded in Accounts payable in the accompanying Condensed Consolidated Balance Sheet. During 2020, the Company recorded approximately $0.5 million in legal fee expense from a law firm which employs an immediate family member of one of the Company's Vice Chairman. There was a de minimis amount of outstanding payables to this entity at September 30, 2020. Also in 2020, the Company had sales of approximately $0.4 million to an entity that has on its parent company's board of trustees one of the Company's Board members. All of the foregoing transactions were carried out on an arm's length basis and with prior approval of the Company's Nominating and Corporate Governance Committee.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or contract liabilities as of September 30, 2020.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly, based upon its historical returns rates, as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.4 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the three and nine months ended September 30, 2020 and September 30, 2019, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
United States	$270.3	$232.8	$711.6	$690.3
Canada	15.4	11.1	43.5	34.4
Consolidated	$285.7	$243.9	$755.1	$724.7

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the nine months ended September 30, 2020:

September 30, 2020
Balance at beginning of period	$1.2
Current period provision	1.4
Write-offs	(0.6)
Balance at end of period	$2.0

4.Discontinued Operations and Special (Gains) Charges

The Company’s discontinued operations include the results of the NATG business sold in December 2015 (See Note 1).

In the third quarter ended September 30, 2020, the Company's NATG discontinued operations recorded approximately $0.8 million in vendor settlements offset by approximately $0.1 million in facility costs and professional fees and recorded approximately $0.2 million for the provision for income taxes. For the nine months ended September 30, 2020, the Company received approximately $1.9 million in restitution receipts and recorded approximately $0.9 million in vendor settlements offset by approximately $0.8 million of facility costs and professional fees and recorded approximately $0.5 million for the provision for income taxes. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

The Company has not incurred any special charges in 2020 in continuing operations. During the third quarter of 2019, the Company's former German branch recorded special gains of approximately $0.8 million related to the settlement of its outstanding lease obligation.

The following table details liabilities related to the exit costs of the sold businesses that remain as of September 30, 2020 (in millions):

Accrued exit costs
Balance January 1, 2020	$2.8
Charged to expense	0.2
Paid or otherwise settled	(0.4)
Balance September 30, 2020	$2.6

The following table details liabilities related to the exit costs of the sold businesses that remained for 2019 (in millions):

Accrued exit costs
Balance January 1, 2019	$2.8
Charged to expense	0.7
Paid or otherwise settled	(0.7)
Balance December 31, 2019	$2.8

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three and nine months ended September 30, 2020 and 2019 (in millions, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income from continuing operations	$24.1	$13.7	$47.7	$38.6
Less: Distributed net income available to participating securities	0.0	0.0	(0.3)	(0.1)
Less: Undistributed net income available to participating securities	(0.1)	(0.1)	0.0	(0.1)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$24.0	$13.6	$47.4	$38.4
Add: Undistributed net income allocated to participating securities	0.1	0.1	0.0	0.1
Less: Undistributed net income reallocated to participating securities	(0.1)	(0.1)	0.0	0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$24.0	$13.6	$47.4	$38.5
Denominator:
Weighted average shares outstanding for basic net income per share	37.5	37.5	37.6	37.4
Effect of dilutive securities	0.1	0.5	0.1	0.5
Weighted average shares outstanding for diluted net income per share	37.6	38.0	37.7	37.9
Net income per share from continuing operations:
Basic	$0.64	$0.36	$1.26	$1.03
Diluted	$0.64	$0.36	$1.26	$1.02

Net income (loss) from discontinued operations	$0.5	$(1.0)	$1.5	$(1.6)
Net income (loss) per share from discontinued operations:
Basic	$0.01	$(0.03)	$0.04	$(0.04)
Diluted	$0.01	$(0.03)	$0.04	$(0.04)

Net income per share:
Basic	$0.65	$0.33	$1.30	$0.99
Diluted	$0.65	$0.33	$1.30	$0.98

Potentially dilutive securities	0.5	0.5	0.5	0.4

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Systemax Inc.'s common stock, and their inclusion would be anti-dilutive.

6.Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2020, eligible collateral under the credit agreement was $75.0 million, total availability was $73.0 million, total outstanding letters of credit were $1.6 million, total excess availability was $71.4 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of September 30, 2020.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At September 30, 2020 and 2019, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

8.Stock Repurchases

In July 2018 the Company's Board of Directors approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock.

During the third quarter of 2020, the Company repurchased 108,887 common shares for approximately $2.4 million and for the nine months ended September 30, 2020, the Company repurchased 392,337 common shares for $7.2 million under its share repurchase authorization.

9.Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, products liability, products regulation and labelling, creditors rights and health and safety law matters, including workers compensation claims, which are handled and defended in the ordinary course of business. Certain of these matters are covered by the Company’s insurance policies, subject to customary deductibles. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company's NATG subsidiaries are being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and has corresponded with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2020 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2020 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings: general economic conditions, such as customer inventory levels, interest rates, borrowing ability and economic conditions in the manufacturing industry generally, will continue to impact our business; the temporary closing of many businesses, and reduced business activity, during the Coronavirus pandemic has negatively impacted the general economy, and decreased customer purchasing volume generally, which negatively affected our business and may do so in future periods until general business activity reaches pre-pandemic levels; the imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales or disrupt our operations in the future; increases in freight and shipping costs have from time to time impacted our margins to the extent the increases could not be passed along to customers in a timely manner and may impact our margins again in the future, and factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as global availability of shipping containers and fuel costs can impact our results as well; our reliance on common carrier delivery services for shipping inventoried merchandise to customers; our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory; delays in the timely availability of products from our suppliers could delay receipt of needed product and result in lost sales; in this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations as well as from other countries, have been, and in the future could continue to be adversely affected by allocation restrictions of difficult to source products by our vendors, quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the Coronavirus pandemic; additionally governmental mandated shutdowns of entities deemed to be non-essential businesses has negatively impacted sales of our products to those businesses and will continue to impact our sales as long as these mandated closures are in place; the extent to which the Coronavirus pandemic continues to impact our operations and financial results will depend on numerous evolving factors including the duration of the pandemic, our ability to keep our distribution centers operating productively and with minimal down time for Coronavirus safety and remediation efforts; governmental actions such as “stay at home” or “shelter in place” regulations or guidelines, that have been and continue to be taken in response to the pandemic; the impact, duration and severity of the pandemic on economic activity; how long it will take to return to more historic levels of economic growth, the effect of the economic downturn on our customers and customer demand for our products, liquidity constraints on our vendors or customers; our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional temporary or permanent distribution resources, whether in the form of additional facilities we operate or by outsourcing certain functions to third party distribution and logistics partners; we compete with other companies for recruiting, training, integrating and retaining talented and experienced employees, particularly in markets where we and they have central distribution facilities; this aspect of competition is aggravated by the current tight labor market in the U.S. which is also undergoing competitive changes due to the coronavirus pandemic; risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services; our information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed could have a material adverse effect on us; a data security breach due to our e-commerce, data storage or other information systems being hacked by those seeking to steal Company, vendor, employee or customer information, or due to employee error, resulting in disruption to our operations, litigation and/or loss of reputation or business; managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights from our vendors; meeting credit card industry compliance standards in order to maintain our ability to accept credit cards; rising interest rates, increased borrowing costs or limited credit availability, including our own ability to maintain satisfactory credit agreements and to renew credit facilities, could impact both our and our customers’ ability to fund purchases and conduct operations in the ordinary course; pending or threatened litigation and investigations, as well as anti-dumping and other government trade and customs proceedings, could adversely affect our business and results of operations; sales tax laws or government enforcement priorities may be changed which could result in e-commerce and direct mail retailers having to collect sales taxes in states where the current laws and/or prior interpretations do not require us to do so; and extreme weather conditions could disrupt our product supply chain and our ability to ship or receive products, which would adversely impact sales.

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

The primary component of our operating expenses historically has been employee-related costs, which includes items such as wages, commissions, bonuses, employee benefits and equity based compensation, as well as marketing expenses, primarily comprised of marketing spend, and occupancy related charges associated with our distribution and call center facilities. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

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

Recent Developments

Our results through September 30, 2020 reflect the continued impact of the COVID-19 pandemic. Revenue for the third quarter recovered substantially, growing by 18% sequentially and by 17% over the third quarter of last year. Revenue performance was driven by an expansion of our private label offering, an expanding pandemic product line including Personal Protection Equipment "PPE", and solid demand for core non-PPE product lines as businesses and schools began to reopen. However, we can give no assurance that the recent positive trends will continue, that our business will not be materially adversely affected by further pandemic developments, including continuing delay in business and school re-openings, a further resurgence of the coronavirus, or the general adverse effect on the economy and our customers these developments could cause.

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

Highlights from Q3 2020 and Year to Date Q3 2020

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•Consolidated sales increased 17.1% to $285.7 million for the third quarter ended September 30, 2020 and average daily sales increased 17.1% compared to prior year. Consolidated sales increased 4.2% to $755.1 million for the nine months ended September 30, 2020 and average daily sales increased 4.2% compared to prior year.
•On a Non-GAAP*, average daily sales, constant currency basis, sales increased 17.2% for the third quarter ended September 30, 2020, compared to prior year and sales increased 4.3% for the nine months ended September 30, 2020 compared to prior year.
•Consolidated operating income grew 69.7% to $31.4 million for the third quarter ended September 30, 2020 compared to $18.5 million in 2019 and increased 21.9% to $63.0 million for the nine months ended September 30, 2020 compared to $51.7 million in 2019.
•Net income per diluted share from continuing operations increased 77.8% to $0.64 for the third quarter ended September 30, 2020 compared to $0.36 in 2019 and increased 23.5% to $1.26 for the nine months ended September 30, 2020 compared to $1.02 in 2019.

*Non-GAAP, average daily sales, constant currency is calculated based upon the number of selling days in each period, with Canadian sales converted to US Dollars using the prior year’s average exchange rate.

Results of Operations

Three and Nine Months Ended September 30, 2020 compared to the Three and Nine Months Ended September 30, 2019

Key Performance Indicators* (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net sales of continuing operations:
Consolidated net sales	$285.7	$243.9	17.1%	$755.1	$724.7	4.2%
Consolidated gross profit	$102.3	$84.4	21.2%	$263.8	$250.7	5.2%
Consolidated gross margin	35.8%	34.6%	1.2%	34.9%	34.6%	0.3%
Consolidated SD&A costs	$70.9	$66.7	6.3%	$200.8	$199.8	0.5%
Consolidated SD&A costs as a % of net sales	24.8%	27.3%	(2.5)%	26.6%	27.6%	(1.0)%
Operating income from continuing operations:
Consolidated operating income	$31.4	$18.5	69.7%	$63.0	$51.7	21.9%
Consolidated operating margin from continuing operations	11.0%	7.6%	3.4%	8.3%	7.1%	1.2%
Effective income tax rate	23.5%	25.5%	(2.0)%	24.2%	25.3%	(1.1)%
Net income from continuing operations	$24.1	$13.7	75.9%	$47.7	$38.6	23.6%
Net margin from continuing operations	8.4%	5.6%	2.8%	6.3%	5.3%	1.0%
Net income per diluted share from continuing operations	$0.64	$0.36	77.8%	$1.26	$1.02	23.5%

Net income (loss) from discontinued operations	$0.5	$(1.0)	150.0%	$1.5	(1.6)	193.8%
*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).

SYSTEMAX INC.
Consolidated Results Summary(1) – Unaudited
(in millions)

	Quarter ended September 30,			Nine Months Ended September 30,
GAAP:	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Net sales	$285.7	$243.9	17.1%	$755.1	$724.7	4.2%
Average daily sales*	4.5	3.9	17.1%	4.0	3.8	4.2%
Operating income from continuing operations	$31.4	$18.5	69.7%	$63.0	$51.7	21.9%
Operating margin %	11.0%	7.6%		8.3%	7.1%

Non-GAAP:
Net sales
Average daily sales, constant currency**	4.5	3.9	17.2%	4.0	3.8	4.3%

*	Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US Dollars using the current year's average exchange rate. In Q3 2020 and Q3 2019 there were 63 selling days in the U.S. and 62 selling days in Canada. For the nine months ended September 30, 2020 and 2019, there were 191 selling days in the U.S. and 188 selling days in Canada.
**	Non-GAAP, average daily sales, constant currency is calculated based upon the number of selling days in each period, with Canadian sales converted to US Dollars using the prior year's average exchange rate.
1	Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month. The actual fiscal quarter ended on September 26, 2020 and September 28, 2019. The third quarters of both 2020 and 2019 included 13 weeks and the first nine months of 2020 and 2019 included 39 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 17.1% during the quarter ended September 30, 2020 as the Company benefited from an expansion of our private label product offering, demand for PPE, an expanded pandemic product line and a return to solid gains from our core product categories. For the nine months ended September 30, 2020, net sales increased 4.2% as the Company continued to benefit from investments in our private label pandemic offering and a return to growth from our core product offerings, as we moved into the second and third quarters.

U.S. sales increased 16.1% in the quarter ended September 30, 2020 compared to the same period in 2019 and for the nine months ended September 30, 2020, U.S. sales increased 3.1%. Canada sales were up approximately 38.7%, 40.0% on a Non-GAAP constant currency basis for the quarter ended September 30, 2020 compared to the same period in 2019 and for the nine months ended September 30, 2020, Canada sales were up approximately 26.5%, 28.8% on a Non-GAAP constant currency basis. Consolidated average daily sales increased 17.1% and 4.2%, respectively, for the three and nine months periods ended September 30, 2020 compared to prior year and on a Non-GAAP average daily sales, constant currency basis, consolidated sales increased 17.2% for the third quarter of 2020 compared to the same period in 2019 and increased 4.3% for the nine months ended September 30, 2020 compared to the same period in 2019.

There were 63 selling days in the third quarter of 2020 and 2019 in the U.S. and in Canada there were 62 selling days in the third quarter of 2020 and 2019. For the nine months ended September 30, 2020 and 2019, there were 191 selling days in the U.S. and in Canada there were 188 selling days.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, free freight and freight discounting arrangements, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, changes in mix as a result of our customer’s strong demand of PPE and other related products, significant price fluctuations of PPE based upon market availability and historical seasonality.

Gross margin improved by 120 basis points in the third quarter of 2020 compared to third quarter of 2019 and increased 30 basis points for the nine months ended September 30, 2020 compared to prior year. Margin improvement in the quarter was primarily associated with a product mix shift to in stock and private label products and the higher margins these sourcing channels provide as compared to nationally branded products fulfilled through a drop shipment channel as well as from a reduction in freight damage.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

SD&A costs as a percentage of sales decreased 250 basis points compared with the third quarter of 2019 and decreased 100 basis points for the nine months ended September 30, 2020 compared to prior year. This improved SD&A leverage during the quarter reflects optimization in our marketing spend and the benefit of a reduction in force action taken in April 2020, as well as, a favorable comparison in supply chain costs due to the start-up costs incurred for the opening of our Dallas distribution center in the third quarter of 2019. In the third quarter of 2020, the significant cost decreases were lower net advertising spend of approximately $1.9 million and lower net catalog and trade shows costs of approximately $1.5 million, of which $1.3 million relates to the timing of the annual national customer trade show which was held virtually in the fourth quarter of 2020 compared to the third quarter of 2019. Offsetting these decreased costs was increased salary and related costs of approximately $5.2 million, of which $4.3 million related to higher variable compensation directly related to the Company's financial performance. Other significant cost increases related to increased consulting and professional fees of approximately $1.3 million and increased dues and subscription fees of approximately $0.3 million.

For the nine months ended September 30, 2020, the significant cost decreases were lower net advertising spend of approximately $8.0 million and lower net catalog and trade show costs of approximately $0.9 million, of which approximately $1.3 million relates to the timing of the annual national customer trade show which was held virtually in the fourth quarter of 2020 compared to the third quarter of 2019. Offsetting these decreased costs was increased salary and related costs of approximately $5.5 million, of which $4.1 million related to higher variable compensation directly related to the Company's financial performance. Other significant cost increases related to increased consulting and professional fees of approximately $2.1 million, increased dues and subscription fees of approximately $0.5 million, increased rent and related costs and insurance expense of approximately $1.7 million and increased office supplies expense of approximately $0.2 million related to work from home transitions due to COVID-19. Costs declines in the third quarter of 2020 and for the nine months ended September 30, 2020 continue to be primarily related to advertising spend.

DISCONTINUED OPERATIONS AND SPECIAL CHARGES

The Company’s discontinued operations include the results of the NATG business sold in December 2015 (See Note 1).

In the third quarter ended September 30, 2020, the Company's NATG discontinued operations recorded approximately $0.8 million in vendor settlements offset by approximately $0.1 million in facility costs and professional fees and recorded approximately $0.2 million for the provision for income taxes. For the nine months ended September 30, 2020, the Company's NATG discontinued operations received approximately $1.9 million in restitution receipts and recorded approximately $0.9 million in vendor settlements offset by approximately $0.8 million of facility costs and professional fees and recorded approximately $0.5 million for the provision for income taxes.

The Company has not incurred any special charges in 2020 in continuing operations. During the third quarter of 2019 the Company's former German branch recorded special gains of approximately $0.8 million related to the settlement of its outstanding lease obligation.

OPERATING MARGIN

Operating margin for the three months ended September 30, 2020 improved by 340 basis points compared to the same period in 2019 and increased 120 basis points for the nine months ended September 30, 2020. The improvement in the quarter and year to date was primarily driven by the improved gross margin that resulted from the product mix shift to in stock and private label products, efficiencies in our marketing efforts, better fixed cost coverage given the higher sales volume, as well as the benefit of the reduction in force action implemented in April.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.1 million income in the third quarter of 2020 compared to $0.1 million expense in the third quarter of 2019. For the nine months ended September 30, 2020, interest and other (income), net from continuing operations was $0.1 million expense compared to zero in 2019.

INCOME TAXES

In the three month period ended September 30, 2020, the Company reported income taxes in continuing operations of approximately $7.4 million related to its U.S. and India operations including tax expense for certain U.S. states. The third quarter 2020 tax rate was benefited by pre-tax income in Canada of approximately $0.8 million as the Company has full valuation allowances against the deferred tax assets, including net operating losses, of its Canadian subsidiary and taxable income is fully offset by these net operating losses.

In the nine month period ended September 30, 2020, the Company reported income taxes in continuing operations of approximately $15.2 million related to its U.S. and India operations including tax expense for certain U.S. states. The nine month period 2020 tax rate was benefited by pre-tax income in Canada of approximately $2.0 million as the Company has full valuation allowances against the deferred tax assets, including net operating losses, of its Canadian subsidiary and taxable income is fully offset by these net operating losses.

In the three and nine months period ended September 30, 2019, the Company reported income taxes in continuing operations of approximately $4.7 million and $13.1 million, respectively, related to its U.S. and India operations as well as tax expense for certain U.S. states. The Company's tax expense for 2019 was favorably impacted by tax benefits of approximately $0.3 million related to stock-based compensation.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	September 30, 2020	December 31, 2019	$ Change
Cash and cash equivalents	$78.4	$97.2	$(18.8)
Accounts receivable, net	$114.0	$88.2	$25.8
Inventories	$132.3	$112.5	$19.8
Prepaid expenses and other current assets	$7.3	$6.4	$0.9
Accounts payable	$129.1	$115.9	$13.2
Accrued expenses and other current liabilities	$52.0	$34.0	$18.0
Operating lease liabilities	$9.1	$9.9	$(0.8)
Working capital	$141.8	$144.5	$(2.7)

Historical Cash Flows

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities from continuing operations	$41.5	$64.9
Net cash provided by operating activities from discontinued operations	$0.9	$0.0
Net cash used in investing activities from continuing operations	$(1.2)	$(6.2)
Net cash used in financing activities from continuing operations	$(60.0)	$(256.4)
Effects of exchange rates on cash	$0.0	$(0.1)
Net decrease in cash and cash equivalents	$(18.8)	$(197.8)

Our primary liquidity needs are to support working capital requirements in our business and to fund recently declared and any future dividends, treasury share repurchases, capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure, continuing investment in upgrading and expanding our distribution footprint, and acquisitions.  We rely principally upon operating cash flow to meet these needs. We currently believe that current cash on hand and cash flow from operations will be sufficient to fund our working capital and other cash requirements for at least the next twelve months inclusive of a continuation of current business conditions. We also believe our current capital structure and cash resources are adequate for our internal growth initiatives. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased $2.7 million primarily related to decreased cash balances after payment of the $38.0 million special dividend declared in February 2020 and the quarterly dividends paid in March, May and August 2020 totaling $15.9 million and increasing accounts payable and accrued expense balances offset by increased accounts receivable and inventory balances. Our inventory balance increase is primarily associated with strategic investment in PPE items in light of COVID-19 related demand, as well as, increased stocking levels of certain core products which have turned slower in 2020 given some lower demand on core product lines. Accounts receivable days outstanding were 38.0 in 2020 compared to 35.6 in 2019. Inventory turns were 5.3 in 2020 compared to 5.9 in 2019 and accounts payable days outstanding were 70.5 in 2020 compared to 66.2 in 2019.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by continuing operations was $41.5 million attributable to cash generated from net income adjusted by other non-cash items, which provided $55.2 million in 2020 compared to $44.8 million provided by these items in 2019. This increase is primarily related to the higher net income from continuing operations in 2020 compared to 2019. Partially offsetting this increase are the changes in our working capital accounts, which used $13.7 million in cash compared to $20.1 million provided in 2019, primarily the result of the changes in inventory balances, accounts receivables balances and accrued expenses and other current and non-current liabilities balances. Net cash provided by operating activities from discontinued operations was $0.9 million and zero, respectively, for the nine months ended September 30, 2020 and 2019.

Investing Activities

Net cash used in investing activities totaled $1.2 million primarily for leasehold improvements, warehouse machinery and equipment, molds and computer equipment. Net cash used in investing activities in 2019 totaled $6.2 million primarily related to the Texas distribution center and other various warehouse projects including: wire decking, in-rack sprinkler system and warehouse lighting.

Financing Activities

Net cash used in financing activities totaled $60.0 million primarily related to the special dividend of $1.00 declared in February 2020 and the regular quarterly dividends of $0.14, which totaled approximately $53.9 million and repurchases of treasury shares of $7.0 million. Proceeds from the issuance of common stock from employee stock purchase plan was $0.8 million and proceeds from stock option exercises was $0.5 million, offset by payments of payroll taxes on stock-based compensation through shares withheld of $0.4 million. In 2019, net cash used in financing activities totaled $256.4 million primarily related to the special dividend declared in December 2018 and paid in January 2019 of $243.5 million and regular quarterly dividends which totaled approximately $13.6 million. Proceeds from the issuance of common stock from employee stock purchase plan was $0.8 million and proceeds from stock option exercises was $0.8 million offset by payments of payroll taxes on stock-based compensation through shares withheld of $0.9 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of September 30, 2020, eligible collateral under the credit agreement was $75.0 million, total availability was $73.0 million, total outstanding letters of credit were $1.6 million, excess availability was $71.4 million and there were no outstanding borrowings.  The Company was in compliance with all of the covenants of the credit agreement in place as of September 30, 2020.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at September 30, 2020 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements. During 2020 the Company extended the operating leases for two existing distribution facilities and recorded Right of Use assets of approximately $27.6 million.

The following table updates the contractual obligations of the Company for minimum rental payments on our non-cancelable operating leases for transactions entered into during the first nine months of 2020 (in millions).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Non-cancelable operating leases	$36.8	$3.4	$10.5	$8.1	$14.8

Total contractual obligations	$36.8	$3.4	$10.5	$8.1	$14.8

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

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have no debt.

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  In 2020 we anticipate capital expenditures in the range of $2.0 to $3.0 million, though at this time we are not contractually committed to incur these expenditures.

Historically we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price in debt, which could have an adverse effect on our earnings. We believe that cash balances and future cash flows from operations will be sufficient to fund our working capital and other cash requirements for the next twelve months.

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of September 30, 2020, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At September 30, 2020 cash balances held in foreign subsidiaries totaled approximately $5.1 million. These balances are held in local country banks. The Company had in excess of $144 million of liquidity (cash and undrawn line of credit) in the U.S. as of September 30, 2020, which is sufficient to fund its U.S. operations and capital needs, including dividend payments, for the foreseeable future.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2020 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of September 30, 2020, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, products liability, products regulation and labelling, creditors rights and health and safety law matters, including workers compensation claims, which are handled and defended in the ordinary course of business. Certain of these matters are covered by the Company’s insurance policies, subject to customary deductibles. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company is also being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts.  The Company is complying with the unclaimed property audit, is providing requested information and has corresponded with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2020 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2020 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 5. Issuer Purchases of Equity Securities

The Company's Board of Directors, in July 2018, approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock.

During the third quarter of 2020, the Company repurchased 108,887 common shares for approximately $2.4 million and for the nine months ended September 30, 2020, the Company repurchased 392,337 common shares for approximately $7.2 million under its share repurchase authorization. Details of the third quarter 2020 purchases are as follows:

Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
108,887	$21.78	108,887	1,375,000

Item 6. Exhibits

10.1	Second Amendment to Lease Agreement, dated November 20, 2006, between Teachers Insurance and Annuity Association of America, for the benefit of its separate real estate account (as successor-in-interest to Hamilton Mill Business Center, LLC) (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (the "Buford Lease") (filed herewith)

10.2	Third Amendment to the Buford Lease Agreement, dated September 16, 2020 (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: October 30, 2020	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: October 30, 2020	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer