Form 10-K
period 2020-12-31
SYSTEMAX INC
filed 2021-03-18
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File Number: 1-13792

Systemax Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3262067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Harbor Park Drive
Port Washington, New York   11050
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (516) 608-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $ .01 per share	SYX	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $228,333,826. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 8, 2021 was 37,657,151 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Systemax Inc. relating to the Annual Meeting of Stockholders to be held in 2021 are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Systemax Inc. (sometimes referred to as “Systemax,” the “Company,” or “we”) include its subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Any such statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are based on management’s estimates, assumptions and projections and are not guarantees of future performance. Forward-looking statements may include, but are not limited to statements regarding: i) projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures; ii) fluctuations in general economic conditions; iii) future operations, such as risks regarding strategic business initiatives, plans relating to new distribution facilities, plans for utilizing alternative sources of supply in response to government tariff and trade actions and/or due to supply chain disruptions arising from the Coronavirus pandemic, and plans for new products or services; iv) plans for acquisition or sale of businesses, including expansion or restructuring plans; v) financing needs, and compliance with financial covenants in loan agreements; vi) assessments of materiality; vii) predictions of future events and the effects of pending and possible litigation; and viii) assumptions relating to the foregoing. In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Risk Factors Summary (see Item 1A. Risk Factors, below): Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings, which we summarize below:

•general economic conditions, such as customer inventory levels, interest rates, borrowing ability and economic conditions in the manufacturing and/or distribution industries generally, as well as government spending levels will continue to impact our business;
•the temporary closing of many businesses, and reduced business activity, during the Coronavirus pandemic has negatively impacted the general economy; and decreased customer purchasing volume of products not directly associated with home or workplace safety, hygiene, or other pandemic related supplies negatively affected our business and may do so in future quarters until general business activity reaches pre-pandemic levels;
•delays in the timely availability of products from our suppliers has in the past and could in the future delay receipt of needed product, resulting in delayed or lost sales;
•global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations as well as from other countries, have been, and in the future could continue to be adversely affected by allocation restrictions of difficult to source products by our vendors;
•quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the Coronavirus pandemic have in the past and could in the future adversely affect the timely availability of products, resulting in delayed or lost sales;

•government mandated shutdowns of and/or limitations on entities deemed to be non-essential businesses has negatively impacted sales of our products to those businesses and will continue to impact our sales as long as these mandated closures and restrictions are in place; the extent to which the Coronavirus pandemic continues to impact our operations and financial results will depend on numerous evolving factors including the duration of the pandemic; our ability to keep our distribution centers operating productively and with minimal down time for Coronavirus safety and remediation efforts and with limited absenteeism; the re-imposition of the early governmental response plans such as “stay at home” or “shelter in place” regulations or guidelines taken in response to the pandemic; the impact, duration and severity of the pandemic on economic activity; how long it will take to return to more historic levels of economic growth, and the effect of the economic downturn on our customers;
•the imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales or disrupt our operations if we are not able to mitigate these measures;
•our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors and maintaining quality control over their products, and protecting our intellectual property rights;
•increases in freight and shipping costs, including fuel costs, could affect our margins to the extent the increases cannot be passed along to customers, as has occurred in the past;
•extreme weather conditions have delayed or disrupted global product supply chains and have affected our ability to timely receive and ship products, which have and could adversely impact sales;
•other critical factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as the current global shortage in availability of shipping containers, the current port congestion, and pandemic related labor shortages, have in the past and could in the future adversely affect the timely availability of products, resulting in delayed or lost sales, as well as adversely affecting our margins;
•our reliance on common carrier delivery services for shipping inventoried merchandise to customers;
•our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory;
•our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional temporary or permanent distribution resources, whether in the form of additional facilities we operate or by outsourcing certain functions to third-party distribution and logistics partners;
•we compete with other companies for recruiting, training, integrating and retaining talented and experienced employees, particularly in markets where we and they have central distribution facilities; and this aspect of competition is aggravated by the current tight labor market in the U.S. for such jobs and at a time this market is undergoing competitive changes due to the Coronavirus pandemic;
•risks involved with e-commerce, including possible loss of business and customer dissatisfaction if outages or other computer-related problems should preclude customer access to our products and services;
•our information systems and other technology platforms supporting our sales, procurement and other operations are critical to our operations and disruptions or delays have occurred and could occur in the future, and if not timely addressed could have a material adverse effect on us;
•a data security breach due to our e-commerce, data storage or other information systems being hacked by those seeking to steal Company, vendor, employee or customer information, or due to employee error, resulting in disruption to our operations, litigation and/or loss of reputation or business;
•managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights from our vendors;
•meeting credit card industry compliance standards in order to maintain our ability to accept credit cards;
•rising interest rates, increased borrowing costs or limited credit availability, including our own ability to maintain satisfactory credit agreements and to renew credit facilities, could impact both our and our customers’ ability to fund purchases and conduct operations in the ordinary course;
•pending or threatened litigation and investigations, and other government actions, such as anti-dumping, unclaimed property, or trade and customs actions by U.S. or foreign governmental authorities, have occurred in the past and although had no material impact to our business, there can be no assurance that future such events would not have such impact on our business and results of operation.

Item 1. Business.

General

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market under the Global banner through a system of branded e-commerce websites and relationship marketers. The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute the Company's operations have been in business since 1949. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

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

See Note 5 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

Accelerating the Customer Experience

The Company's multi-year business strategy is focused on Accelerating our Customers Experience (“ACE”). The ACE initiative, which guides our actions across the business, and specifically in our customer end-to-end purchase, service, and delivery experience, has at its core building of customer loyalty and trust by addressing unique customer needs through a responsive and tailored sales, product, and service experience. We build customer loyalty and trust through personalized and high touch customer interactions that often feature strong one to one relationships. The Company's digital and multi-channel sales model drives customer acquisition and with rigorous vetting we are able to identify opportunities for product category expansion, particularly private label products. Category expansion with our customers drives repeat orders and increases their annual and average spend. We maximize customer satisfaction and loyalty by coupling close customer relationships with product expertise, efficient and competitive fulfillment and delivery and exceptional customer service.

WE CAN SUPPLY THAT™

Products

Our broad product offering and focus on responsiveness to our customers is captured in our promise “We Can Supply That”. We offer our customers a competitive assortment of leading products and services and a sales force with deep product knowledge and expertise. Our go to market strategy also focuses on leveraging our deep product knowledge and experience by seeking to expand our higher margin private label line of Global products by adding additional products and product categories. We have over one million brand name and private label products available through our e-commerce sites and have access to over 1.7 million products in our database. We endeavor to expand and keep current the breadth of our product offerings to fulfill the increasingly wide range of product needs of our customers, and periodically remove certain products from our offering to improve efficiencies or to address vendor or market changes. Sourcing hard to find or non-standard product helps to differentiate our business from our competitors and we believe provides us with a competitive advantage.

Historically the Company has focused on products within the following categories: storage and shelving; material handling; janitorial and maintenance; furniture and office; and workbench and shop desks. We have become a destination and trusted supplier of these products by offering competitive pricing, high service levels, broad and deep product offering, extensive product and sales expertise. Importantly, we have a well-developed and expanding private label product portfolio offering both high quality and attractively priced alternatives to leading national brands. Other emerging or growing categories are becoming a larger portion of our product portfolio; these include HVAC/R and fans, safety and security, outdoor and grounds maintenance, tools and instruments, office and school supplies, plumbing and pumps, packaging and supplies, electrical and lighting, food service and appliances, raw materials and building supplies, motors and power transmission, pneumatics and hydraulics, medical and laboratory equipment, metalworking and cutting tools, vehicle maintenance, and fasteners and hardware. Within these categories we intend to use the go to market strategy that we successfully employed to grow our legacy core product categories, as discussed below.

Sales and Marketing

We market our products primarily to business customers, which include for-profit businesses, state, local, and private educational organizations and government entities including federal, state, and local municipalities. We have an established multi-faceted direct marketing system and customer life cycle marketing program which tends to begin with customer acquisition via keyword or branding search, supported by strategic account managers, leading e-commerce and account management tools, and deep pre and post sales product expertise which are intended to drive customer retention and penetration and to maximize sales. From time to time we adjust or re-allocate our marketing and advertising spend to best take advantage of changes in market conditions, changes in product mix and/or to drive special sales initiatives and product promotions and in 2020 we implemented various new strategies to further focus our online advertising spend to achieve improved results in both customer acquisition rates as well as customer retention.

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

E-commerce

We currently operate multiple e-commerce sites, including:

www.globalindustrial.com
www.globalindustrial.ca
www.industrialsupplies.com

We are continually upgrading the capabilities and performance of these websites in our significant markets. In 2019, we launched a new version of our globalindustrial.com website which provides advanced features and self-serve capabilities that increases ease of use, while supplying a premier customer experience. The new website allows customers to conduct more of their order and service-related tasks such as returns, auto reorder, replacement parts and order tracking online. In 2020 we enhanced our website for full ADA/508 compliance, expanded customer self service functions such as SMS notifications, added proactive notifications through Global Assist (order tracking on the web) and added the ability to create quotes and product reviews. In addition we have upgraded the look and functionality of our mobile site.

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

Signature Campaigns

We implemented periodic strategic marketing campaigns in 2020 including the Restore, Return and Rebound your business campaign addressing customer needs for returning to operations post pandemic and the Ready, Set, Vaccinate campaign introduced later in 2020 to assist hospitals and other health agency customers prepare for administering vaccines to the public. We expect to continue these periodic campaigns in the future.

Catalogs

As the Company increased its focus on online and e-commerce advertising, marketing and sales activities over the years, its use of hard copy catalogs decreased as compared to earlier periods, but over the last several years, it has distributed a stable number of regular and specialty catalogs, postcards, and other physical mail and anticipates continuing to do so in the near term.

Customer Service, Order Fulfillment and Support

In 2019 we launched several initiatives with our vendors and freight partners, and in our own distribution centers, to improve our customer’s experience such as our Voice of the Customer initiative, involving phone and online surveys to obtain our customer’s input on their experiences with us and our products to ensure we deliver on the promise, to better focus our sales, service and marketing efforts on our customers' needs and to target areas of improvement to enhance the overall customer experience. These efforts continued through 2020, and we further added additional improvements to the experience including offering 24x7 chat supported by both AI chatbots and live chats with our associates.

A growing proportion of our orders are received electronically via internet, extranet, EDI, customer punch out catalog, online chat, or through broadly utilizing vendor and customer portals such as Ariba or Coupa. These E-orders represented over 55% of our transaction count in the second half of 2020 and for the year ended December 31, 2020 compared to over 48% for the year ended December 31, 2019. Manual orders are received by telephone to our inbound call center, direct dial to our inside account management team, placement through one of our field sales representatives, and to a small extent via fax. We generally provide toll-free telephone number access for our customers in countries where it is customary. Certain domestic call centers are linked to provide telephone backup in the event of a disruption in phone service.

The Company utilizes a sourcing strategy encompassing sales of in stock items that are either national brands, private label, or white label products as well as supplementing its stocking strategy with product fulfilled directly by our vendor partners via a drop ship relationship. In stock items tend to be higher in velocity, higher in gross margin, and offer a higher service level to our customers. In stock items are distributed via a network of five large distribution centers in the U.S. located in the Northeast, Midwest, West, Southeast and South Central regions and two additional smaller distribution facilities in Canada. Product deliveries to our customers are made through a nationwide network of common carriers that we contract with directly in order to establish and maintain high service levels and enhance operational efficiencies. We tend to stock items in our distribution center, and invest the requisite working capital in inventory position, after demonstrating sales volume success in the drop ship sales of that item effected through our suppliers. Orders are generally shipped by third-party delivery services and we maintain relationships with thousands of distributors and product vendors in the United States and Canada.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from both large and small manufacturers as well as large wholesale distributors. No supplier accounted for 10% or more of our product purchases related to continuing operations in 2020, 2019 and 2018. Most private label products are manufactured by third parties to our specifications.

Competition and Other Market Factors

Industrial Products

The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets. We face competition from large diversified MRO distributors such as Uline Inc, Grainger Inc., MSC Industrial Direct Inc., Fastenal Inc., and other large retailers, including Amazon. We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. Many purchasers begin sourcing products via search engine or mobile application on desktops, laptops, or mobile devices. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service, access to open account terms, and convenience. We believe that direct marketing via sales representatives, the internet and catalogs are effective and convenient distribution methods to reach both our core small and mid-sized customer as well as large enterprises. Further we believe that our customer engagement approach allows for high levels of service to accounts that may purchase high volume capital or durable goods infrequently or that place many small orders for supplies and other consumables that require a wide selection of products. In addition, because the industrial products market is highly fragmented and generally less brand oriented, we believe it is well suited to private label and white label products.

Human Capital Resources

As of December 31, 2020, we employed a total of approximately 1,480 associates, of whom 1,280 were in North America and 200 were in Asia. Approximately 41% of our associates are customer facing including customer service, quota bearing sales representatives, inbound call center representatives, and other pre and post sales management and support. Approximately 37% of our team members are employed within distribution, logistics, and fulfillment areas, while 22% of our associates base works within administrative functions including: IT, Marketing, Product Management, Human Resources, Accounting and Finance, Legal and Risk Management and general administrative and management roles.

Our worldwide workforce is made up of a diverse group of associates. In our most recent U.S. EEO-1 data, the associate demographic breakdown for individuals reporting was 43% female and 57% male and minorities constituted 52% of our workforce. We believe our diversity of associates is one of the Company’s considerable strengths and that our demographics are consistent with or higher than our competitors in the sales and distribution space. Our employees are not subject to collective bargaining agreements. The Company has not experienced work stoppages and we believe relationships with our employees are good.

Environment, Health and Safety: Government Regulation

Employee health and safety is a top priority for the Company, and was a key factor in our safely navigating the pandemic thus far. As an essential business our distribution centers have remained open during the pandemic and our office facilities remained open in locations where social distancing and local regulations permitted. Safety protocols we established to keep our employees safe include:

•Implementing Covid-19 related controls to address social distancing, intense cleaning of common areas, and enhanced use of personal protective equipment.
•Providing face masks, gloves and sanitizing products for employees’ use.
•Limiting all but essential travel for all employees.
•Providing paid time off for employees with suspected and confirmed Covid-19 illness and for contact tracing.
•Restricting access to our facilities to essential visitor personnel.
•Closing Company provided gym spaces.
•Implementing remote work and in office rotation policies to effect social distancing.

Our safety teams and local safety committees, led by our new Director of Environment, Health and Safety, provides oversight, training, education and compliance guidance, as well as workers compensation remediation advice, to our management teams and directly to our workforce. Our EH&S group is also responsible for overseeing product safety and compliance programs and initiative including compliance with various EPA, FDA and hazmat regulations that apply to certain of the products we offer.

Under various national, state and local environmental laws and regulations in North America and Asia, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. We lease all of our facilities. In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances that escape into the environment. Although we have not been notified of, and are not otherwise aware of, any material real property environmental liability, claims or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with real property environmental matters in the future.

Seasonality

Seasonality does have some effect on the Company’s sales. Certain product lines are highly seasonal in nature, including HVAC products, snow removal products and outdoor furniture and equipment. In addition, certain customer segment buying cycles, including those of education and government, may tend to be more seasonal than others. Given these trends, financial results tend to vary quarter to quarter with sales and operating margin in the second and third quarters moderately higher than those in the first and fourth quarters respectively.

Financial Information About Domestic and Foreign Operations

We currently sell substantially all of our products through established sales channels to our customers in North America (primarily the United States and Canada).   Approximately 5.9%, 4.8%, and 4.7% of our net sales from continuing operations during 2020, 2019 and 2018, respectively were made by our Canadian subsidiary. The following sets forth selected information with respect to our continuing operations net sales and operating income (loss), in those two geographic markets (in millions):

	North America	Europe and Asia	Total
2020
Net sales	$1,029.0	$0.0	$1,029.0
Operating income	$83.8	$0.3	$84.1
Identifiable assets	$372.0	$2.9	$374.9

2019
Net sales	$946.9	$0.0	$946.9
Operating income	$64.8	$1.3	$66.1
Identifiable assets	$393.8	$3.1	$396.9

2018
Net sales	$896.9	$0.0	$896.9
Operating income	$61.5	$0.2	$61.7
Identifiable assets	$526.6	$3.4	$530.0

See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, for further information with respect to our operations.

Discontinued operations

For information regarding certain discontinued operations and former lines of business, see Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 6 to the consolidated financial statements included in Item 15 of this Form 10-K.

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

Item 1A. Risk Factors.

There are a number of factors and variables described below that may affect our future results of operations and financial condition. Other factors, of which we are currently not aware or that we currently deem immaterial, may also affect our results of operations and financial position.

Risks Related to the Economy and Our Industries

•General economic conditions, including those that can result in decreased customer confidence and spending, could result in our failure to achieve our historical sales growth rates and profit levels. Pandemics, such as the global coronavirus outbreak have and threatens to continue to disrupt global supply chains, including those we rely on in China, which could materially adversely affect our operations.

Both we and our customers are subject to global political, economic and market conditions, including trade and tariff uncertainties, customer inventory levels in the marketplace, borrowing ability, economic conditions in the manufacturing and/or distribution industries, increases in inflation, interest rates, freight costs and energy costs, as well as the impact of natural disasters, military action, the threat of terrorism, and global pandemic or other health crises. Our consolidated results of operations are directly affected by economic conditions in North America, and our supply chain for imported product is affected by conditions in Asia (particularly China).

In this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations have been and could again be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings, and travel restrictions resulting from the coronavirus outbreak. These events have and may continue to result in imported products not being timely received and resultant delayed or lost sales. We depend to a significant extent on products imported from China for our private label lines, and on domestic manufacturers who utilize components imported from Asia. While we have experienced insignificant lost sales due to the coronavirus and are making efforts to secure satisfactory levels of inventory, certain of our vendors have indicated they continue to experience constrained supply and are deferring delivery dates, and there can be no assurance that our supply chain will not experience further disruptions significant enough to adversely affect our operations.

We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders (as well as due to the other risks discussed below). Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and manage price increases, our ability to manage freight and shipping costs and maintain our margins, our ability to attract new customers and increase our market share, and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending or that hampers their ability to pay for products would likely adversely affect our sales, prices and profitability as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, maintain or grow our historical margins, and whether we will be able to attract new customers.

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

•Adverse weather events or natural disasters, as well as pandemics such as the coronavirus, could negatively affect or disrupt our operations. We may be affected by global climate changes or by legal, regulatory or market responses to such potential change.

Certain areas in which we operate are susceptible to severe weather events, such as hurricanes, winter storms, tornadoes and floods which can impact any of our locations as well as shipping ports and distribution centers. These events, as well as pandemics, have in the past and may in the future disrupt our locations and the supply chains dependent on such shipping ports and distribution centers. In this regard, we experienced product delivery and shipping delays due to the disrupted global product supply chains which affected our ability to timely receive and ship products, which could adversely impact sales.

Our ability to provide efficient distribution of core business products from our or third-party drop ship distribution centers is critical to our business strategy. Disruptions at distribution centers or shipping ports, or the unavailability of employees needed by us or third parties to operate key functions at such locations, has and in the future may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. We cannot predict whether or to what extent damage caused by these events will affect our operations or the economies in regions where we operate. These adverse events could result in disruption of our operations, our purchasing or distribution capabilities, interruption of our business that exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of these events.

•The imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales or disrupt our operations.

Our industry is subject to risks associated with U.S. and foreign laws relating to importing products, including quotas, duties, tariffs or taxes, as well as other charges or restrictions, which could adversely affect our ability to import products at desired cost or volume levels.

During 2018 the United States enacted three sets of tariffs on a variety of foreign sourced goods. While we experienced minimal impact from the first two tariff lists during 2018, the third list, which went into effect at the end of the third quarter of 2018, imposed tariffs on a broader group of products and impacted a number of the private label products we source directly from China as well as third-party branded products our U.S. suppliers source from China. We strategically increase prices in an effort to offset the incremental costs on certain products and shift certain products to alternative sources where available. Our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors, maintaining quality control over their products, and protecting our intellectual property rights.

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

There can be no assurance that we will be able to effectively or expeditiously mitigate these trade challenges, which could disrupt our operations, negatively impact our sales and would have a material adverse effect on our financial results. However, we do not believe that we will be disproportionately impacted by these costs as compared to our competitors, and we will continue to evaluate marketplace conditions and implement other actions or strategies as the need arises.

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

•There is a tight labor market for certain employees we hire, which can impact our growth plans.

Many of our competitors also compete with us for recruiting and retaining talented and experienced employees, particularly in markets where we and they have significant distribution facilities. We have also experienced high levels of turnover in our warehouse/distribution operations, consistent with current market conditions. This aspect of competition is aggravated by the current tight labor market in the U.S. for such jobs. There can be no assurance the Company will be able to timely recruit, train and retain employees sufficient to support its growth strategies or will not have to incur increased compensation costs in order to do so. Our results of operations have been and in the future could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In the event of significant numbers of employees having to miss work due to a widespread health situation or pandemic such as the coronavirus, we may not be able to quickly source replacement or temporary workers, which could adversely affect our operations, particularly in our distribution centers.

•Our industry is evolving and consolidating, which could adversely affect our business and financial results.

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

•Volatility in commodity prices may adversely affect gross margins.

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

•Events such as acts of war or terrorism, natural disasters, data security breaches, changes in law, or large losses could adversely affect our insurance coverage and insurance expense, resulting in an adverse effect on our profitability and financial condition.

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

•Environmental Matters

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

•Distribution facilities

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

•We rely on third-party suppliers for most of our products and services. The loss or interruption of these relationships could impact our sales volumes, the levels of inventory we must carry, and/or result in sales delays and/or higher inventory costs from new suppliers.

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

    See also the discussion above for information regarding the risks posed by the spread of the coronavirus on our supply chain and general economic activity.
•We rely on third-party suppliers for shipping and delivery services and managing the logistics of a distribution business can impact our results of operations and margins.

    We face certain risks due to our reliance on common carrier delivery services for shipping inventoried merchandise to customers and our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory (such as freight cost increases, timely delivery and customer service, delays due to work stoppages, etc.). We also must effectively manage our ability to maintain available capacity in our distribution operations for stocked inventory and to enable on time shipment and deliveries, such as by timely implementing additional or alternative distribution resources, whether in the form of additional facilities we operate or by outsourcing certain functions to third-party distribution and logistics partners.

    Increases in freight and shipping costs charged to us by third parties could adversely affect our margins to the extent the increases cannot be passed along to customers, and factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as the current shortage in global availability of shipping containers, the current port congestion and global logistical delays and pandemic related labor shortages, have in the past and could in the future adversely affect the timely availability of products, resulting in delayed or lost sales, as well as adversely affecting our margins.

The fuel costs of our independent freight companies have been volatile. Our vendors and independent freight carriers typically look to pass increased costs along to us through price increases. When we are forced to accept these price increases, we may not be able to pass them along to our customers, resulting in lower margins.

•Changes in customer, product, vendor, sourcing or channel sales mix, could cause the gross margin and ultimately operating margins to decline; failure to mitigate these pressures could adversely affect our operating results and financial condition.

    Our gross margins are dependent on the mix of products we sell, decisions to drop ship rather than stock products in our distribution centers, decisions to offer private label alternatives or branded offerings, price changes by manufacturers, and pricing actions by competitors. In addition, we could be adversely affected by a continuation of our customers’ shift to lower-priced products.

•We rely to a great extent on our information and telecommunications systems, and significant system failures or outages, or our failure to properly evaluate, upgrade or replace our systems, or the failure of our security/safety measures to protect our systems and websites, could have an adverse effect on our results of operations.

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

•Use of Cloud-Based Systems and Infrastructure Provided by Third Parties Present Significant Risks to Our Business.

    In 2018, we moved certain of our operating systems and management information systems resources and storage to a leading cloud-based platform operated by a well-known third-party provider of technology services, and we no longer operate or maintain such systems or store related data on our own servers. This managed cloud-based platform is operated on a “infrastructure as a service” (“IAAS”) model. Accordingly, exposure to third-party service outages and data loss, or a failure of the network or loss of connectivity can adversely affect our business.  In addition, since the data resides on the cloud, we and our customers are forced to rely on the physical and information security of the vendor to protect their valuable information.  There can be no assurance that the cloud-based systems on which we rely will not experience such outages or failures or that data privacy/information security will not be breached.

•Data and security breaches, and other disruptions in our information technology systems, could compromise confidential or private information and expose us to liability, which could cause our business and reputation to suffer.

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

    We measure our data security effectiveness through industry accepted methods and remediate significant findings. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third-party as part of our business continuity preparedness. We also have processes in place to prevent disruptions resulting from the implementation of new software and systems of the latest technology. We have implemented solutions, processes, and procedures to help mitigate the risk of cyber-attacks, such as conducting annual vulnerability testing, and in 2018 engaged consultants to assist us in implementing stronger security measures, identifying remediation initiatives and establishing emergency response plans, but there can be no assurance these efforts will successfully deter future cyber-attacks. Our Board of Directors is responsible for oversight of the activities of our IT department (which reports to our Chief Executive Officer) and receives periodic presentations from our Chief Information Officer that cover, among other things, data security and cyber liability matters.

    Although our IT systems are protected through various network security measures, our facilities and systems, and those of our third-party service providers with which we do business, may nevertheless be vulnerable to security breaches, cyber-attacks (any adverse event that threatens the confidentiality, integrity or availability of our information resources) vandalism, power outages, natural disasters, computer system failures, telecommunication or network failures, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. From time to time, we have experienced efforts by unknown persons, including “bots”, to access or breach our information systems, and these efforts can be expected to continue in the future. While we have successfully defended against such efforts in the past, there can be no assurance we will be able to protect sensitive data and/or the integrity of the Company's information systems and to defend against such efforts in the future.

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

•Goodwill and intangible assets may become impaired resulting in a charge to earnings.

    The Company has made acquisitions in the past of other businesses and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired, we may be required to record a significant charge to earnings in the period during which the impairment is discovered. Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2020, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

•Our foreign product procurement operations are subject to risks such as foreign regulatory trade and customs requirements such as the tariffs and duties matters discussed above, and the political and economic conditions of the jurisdictions from which we procure products.

    Because we sell products all across North America and procure product from abroad, including from China, we operate internationally and as a result, we are subject to risks associated with doing business globally, such as risks related to the differing legal, political and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to operating internationally include:

•Changes in a country’s economic or political conditions;
•Tariff and trade uncertainties;
•Changes in foreign currency exchange rates;
•Difficulties with staffing and managing international relationships;
•Unexpected changes in regulatory requirements;
•Changes in transportation and shipping costs; and
•Enforcement of intellectual property rights.

    The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the Canadian Dollar and the India Rupee. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in countries outside the United States, and non-U.S. sales accounted for approximately 5.9% of our net sales from continuing operations during 2020. To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

•We are exposed to various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return from our vendors; such events could lower our gross margins or result in inventory write-downs that would reduce reported future earnings.

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

•Concentration of Ownership and Control Limits Stockholders Ability to Influence Corporate Actions.

    Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 67.2% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions. Further, as a "controlled company" under NYSE rules, the Company has elected to opt-out of certain New York Stock Exchange listing standards that, among other things, require listed companies to have a majority of independent directors on their board of directors; the Company does however currently have an independent Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

General Risk Factors

•We may encounter difficulties with acquisitions and other strategic transactions which could harm our business.

    We expect to pursue acquisitions and other strategic transactions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers.

Acquisitions and other strategic transactions involve numerous risks and challenges, including the following:

•diversion of management’s attention from the normal operation of our business;
•potential loss of key associates and customers of the acquired companies;
•difficulties managing and integrating operations in geographically dispersed locations;
•the potential for deficiencies in internal controls at acquired companies;
•increases in our expenses and working capital requirements, which reduce our return on invested capital;
•lack of experience operating in the geographic market or industry sector of the acquired business; and
•exposure to unanticipated liabilities of acquired companies.

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

•Our business is dependent on certain key personnel, including the recent engagement of new senior executives.

    Our business depends largely on the efforts and abilities of certain key senior management employees. The loss of the services of one or more of such key personnel could have a material adverse effect on our business and financial results.

•We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our results of operations and business.

    From time to time, we are involved in lawsuits or other legal proceedings arising in the ordinary course of our business. These include patent, trademark or other intellectual property matters, employment law matters, states sales tax claims on internet/e-commerce transactions, product liability, commercial disputes, consumer sales practices, or other matters. In addition, as a public company we could from time to time face claims relating to corporate or securities law matters. The defense and/or outcome of such lawsuits or proceedings could have a material adverse effect on our business. See “Legal Proceedings”.

•Our profitability can be adversely affected by changes in our income tax exposure due to changes in tax rates or laws, changes in our effective tax rate due to changes in the mix of earnings among different countries, restrictions on utilization of tax benefits and changes in valuation of our deferred tax assets and liabilities.

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

•We exited our France business in 2018 and our NATG business in 2015 and could incur costs in excess of our estimated exit expenses.

    The Company has completed the wind-down activities related to the sale of the France business, but may incur additional charges related to statutory tax and other indemnities given at closing. The Company has substantially completed the wind-down activities related to the NATG business, although certain NATG activities related to sublet facilities, settling accounts payable and other contingent liabilities continue. The Company expects that total additional NATG exit costs incurred during 2021 or later may aggregate up to $0.5 million, which will be presented in discontinued operations. There can be no assurance the Company will be able to timely exit its existing NATG lease commitments at currently recorded cost levels. Failure to achieve these expectations will result in increased cash exit costs for the Company.

•Changes in accounting standards or practices, as well as new accounting pronouncements or interpretations, may require us to account for and report our financial results in a different manner in the future, which may be less favorable than the manner used historically.

    A change in accounting standards or practices can have a significant effect on our reported results of operations. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. Changes to existing rules may adversely affect our reported financial results.

•Risk of Thin Trading and Volatility of our Common Stock Could Impact Stockholder Value

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

North America

As of December 31, 2020, we have seven operational distribution centers in North America which aggregate approximately 2.5 million square feet.

Our headquarters, administrative offices and call centers aggregate approximately 192,000 square feet.

The Company has one B2B call center and one warehouse from its discontinued NATG business that are sublet. These properties aggregate to approximately 0.4 million square feet.

Asia

As of December 31, 2020, we leased two administrative offices in Asia aggregating approximately 9,100 square feet.

Please refer to Note 3 to the consolidated financial statements for additional information about leased properties.

Item 3. Legal Proceedings.

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims. The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities. These matters are in various stages of investigation, negotiation and/or litigation. The Company's former NATG subsidiaries are also being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts. The Company has complied with the unclaimed property audit, has provided requested information and has corresponded with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2020 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate. The Company does not believe that at December 31, 2020 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Systemax's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “SYX.”  The following table sets forth the high and low closing sales price for the common stock and the dividends declared per share for each quarter during 2020 and 2019.

	High	Low	Dividends
2020
First Quarter	$25.62	$14.82	$1.14
Second Quarter	21.87	15.82	0.14
Third Quarter	23.44	18.82	0.14
Fourth Quarter	37.20	22.94	2.14

2019
First Quarter	$25.19	$20.23	$0.12
Second Quarter	24.04	20.01	0.12
Third Quarter	23.12	18.71	0.12
Fourth Quarter	26.37	21.40	0.12

On December 31, 2020, the last reported sale price of our common stock on the NYSE was $35.89 per share.  As of December 31, 2020, we had 165 shareholders of record.

In February 2021, the Company's Board of Directors declared a regular cash dividend of $0.16 per share to common stock shareholders of record at the close of business on March 8, 2021, payable on March 15, 2021.

Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we anticipate continuing a regular quarterly dividend in the future, subject to availability limitations under our credit facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 9 of “Notes to Consolidated Financial Statements”.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2021 Annual Meeting of Shareholders and is incorporated by reference herein.

Purchases of Equity Securities

In July 2018, the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors. During 2020, the Company repurchased 392,337 common shares for $7.2 million under its share repurchase authorization. The maximum number of shares that may yet be purchased under the program total approximately 1,375,000.

Item 6. Selected Financial Data.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.  The selected statement of operations data, excluding discontinued operations, for fiscal years 2020, 2019 and 2018 and the selected balance sheet data as of December 31, 2020 and 2019 are derived from the audited consolidated financial statements which are included elsewhere in this report.  The selected balance sheet data as of December 31, 2018, 2017 and 2016 and the selected statement of operations data for fiscal years 2017 and 2016 are derived from the audited consolidated financial statements of the Company which are not included in this report.

The results of operations shown here have been adjusted to reflect the presentation of the ETG and NATG discontinued operations (See Note 1 of the Notes to Consolidated Financial Statements).

	Years Ended December 31,
	(In millions, except per share data)
	2020	2019	2018	2017	2016
Statement of Operations Data:
Net sales	$1,029.0	$946.9	$896.9	$791.8	$753.1
Gross profit	$356.9	$325.7	$307.7	$273.2	$238.2
Operating income from continuing operations	$84.1	$66.1	$61.7	$45.7	$8.0
Net income from continuing operations	$64.1	$50.0	$49.5	$65.5	$3.9
Per Share Amounts:
Net income from continuing operations — diluted	$1.68	$1.32	$1.31	$1.74	$0.10
Weighted average common shares — diluted	37.7	37.7	37.9	37.6	37.2
Cash dividends declared per common share	$3.56	$0.48	$7.94	$1.85	$0.10
Balance Sheet Data:
Working capital	$77.4	$144.5	$117.8	$178.3	$186.2
Total assets	$374.9	$396.9	$530.0	$551.4	$566.1
Shareholders’ equity	$106.8	$175.5	$137.7	$211.8	$214.4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Systemax Inc., through its subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers.

As the coronavirus has become widespread in the United States, it has lead to health screenings, domestic quarantines, government mandated business, school and government agency shutdowns and lower domestic economic activity and productivity. The resultant lower demand for certain of our core products and other product lines was mitigated by stronger sales of pandemic and safety related supplies.
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

Discontinued Operations

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (see Note 1 and Note 6).

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting policies and estimates affect the consolidated financial statements.

The Company has elected to omit discussion of the earliest year presented, December 31, 2018, in MD&A. This discussion can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2019, filed on March 12, 2020.

Business Outlook

As we look to 2021, the Company is focused on the continued execution of our customer centric strategy, building on our financial performance and expanding our higher margin private label line of Global products by adding additional products and product categories. The strategy guides our actions across the business and specifically in our customer end-to-end purchase, service and delivery experience. In the year ahead, we will be making further investments in: automation and technology in our customer service stack; our e-commerce shopping experience to provide a seamless shopping journey filled with educational content and solutions offerings; our distribution centers to increase timeliness, quality and accuracy in customer order fulfillment, while driving labor productivity and sales force productivity and automation, which will continue to allow our managed sales force to proactively provide our customers the solutions they need in order to operate their businesses. These actions will enhance our end-to-end customer experience, drive the further evolution of our e-commerce platform and strengthen our competitive position. Accordingly, we expect our capital expenditures in 2021 to be in the range of $5.0 to $7.0 million.

Highlights from 2020
The following discussion of our results of operations and financial condition will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•Consolidated sales increased 8.7% to $1.0 billion compared to $946.9 million in the prior year.
•On a Non-GAAP*, average daily sales, constant currency basis, sales increased 7.0% compared to prior year.
•Consolidated operating income increased 27.2% to $84.1 million compared to $66.1 million last year.
•Net income per diluted share from continuing operations increased 27.3% to $1.68 compared to $1.32 in the prior year.

*Non-GAAP, average daily sales, constant currency is calculated based upon the number of selling days in each period, with Canadian sales converted to US Dollars using the prior year’s average exchange rate.

Results of Operations

Key Performance Indicators (in millions):

	Years Ended December 31		Change
	2020	2019	2020 vs. 2019
Results of continuing operations:
Consolidated net sales	$1,029.0	$946.9	8.7%
Consolidated gross profit	$356.9	$325.7	9.6%
Consolidated gross margin	34.7%	34.4%	0.3%
Consolidated SD&A costs	$272.8	$260.4	4.8%
Consolidated SD&A costs as % of sales	26.5%	27.5%	(1.0)%
Consolidated operating income	$84.1	$66.1	27.2%
Consolidated operating margin from continuing operations:	8.2%	7.0%	1.2%
Effective income tax rate	23.7%	24.4%	(0.7)%
Net income from continuing operations	$64.1	$50.0	28.2%
Net margin from continuing operations	6.2%	5.3%	0.9%
Net income (loss) from discontinued operations, net of tax	$1.3	$(1.5)	186.7%

SYSTEMAX INC.
Consolidated Summary Results(1) - Unaudited
(In millions)

	Year Ended December 31,		Change
GAAP:	2020	2019	2020 vs. 2019
Net sales	$1,029.0	$946.9	8.7%
Average daily sales*	$4.0	$3.7	7.0%
Operating income	$84.1	$66.1	27.2%
Operating margin %	8.2%	7.0%	1.2%

Non-GAAP:
Average daily sales, constant currency**	$4.0	$3.7	7.0%

*	Average daily sales is calculated based upon the number of selling days in each period, converted to US Dollars using the current year's average exchange rate. There were 257 selling days in 2020 and 253 selling days in 2019.

**	Non-GAAP, average daily sales, constant currency is calculated based upon the number of selling days in each period, with Canadian sales converted to US Dollars using the prior year's average exchange rate.

1	Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month. The actual fiscal quarter ended on January 2, 2021 and December 28, 2019.. The year ended 2020 included 53 weeks and 2019 included 52 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 8.7% to over $1.0 billion compared to $946.9 million as the Company's performance continued to benefit from investments in our private label offerings, significant growth in pandemic related supplies and equipment and a return to growth from our core product offerings in the second half of the year despite the challenging macro environment. Net sales from our Canada business grew 33.6%, 34.8% on a constant currency basis, compared to prior year. U.S. revenue increased 7.4% compared to prior year. On a constant currency basis, average daily sales increased 7.0% compared to prior year. There were 257 selling days in 2020 compared to 253 selling days in 2019. The Company expects that there will be challenging impacts in early in 2021 associated with disruptions in the supply chain, including container shortages, high levels of port congestion, and disruption to the domestic less-than-truckload ("LTL") carrier network due to severe winter storms across much of the U.S.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, free freight and freight discounting arrangements, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, freight pricing fluctuations, changes in mix as a result of our customer's strong demand of personal protective equipment ("PPE") and other related products, significant price fluctuations of PPE based upon market availability and historical seasonality.

Gross margin was 34.7% compared to 34.4% in the prior year primarily driven by improvements in price rationalization, as well as a product mix shift to in stock and private label products and the higher margins these sourcing channels provide as compared to nationally branded products fulfilled through a drop ship model. The Company did experience a number of margin pressures during the fourth quarter related to freight promotions, increased parcel shipping costs associated with an extended peak season and ocean freight costs. We expect these costs to continue into the first quarter of 2021, and will also incur, what we believe to be temporary additional freight costs as we transition to a new third party logistics partner in an effort to further improve service levels and our customers' experience.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”), EXCLUDING SPECIAL GAINS AND CHARGES

Selling, distribution and administrative expenses totaled $272.8 million and $260.4 million for the years ended December 31, 2020 and 2019, respectively.

SD&A costs as a percentage of sales improved in 2020 compared to 2019 by 100 basis points. This improved SD&A leverage reflects our continued optimization in marketing spend, as well as fixed cost leverage as sales volume grew. Significant cost savings were generated from lower net advertising spend of approximately $7.7 million and lower net catalog and trade shows costs of approximately $1.8 million. Offsetting these decreased costs was increased salary and related costs of approximately $13.9 million, of which $7.0 million related to variable bonus and commission expense, which is directly attributable to the Company's financial performance in the current year. Additional increased costs related to consulting expenses of approximately $3.2 million primarily related to our customer centric strategy initiatives, increased facility costs of approximately $2.2 million, and additional credit card fees of approximately $1.5 million.

CONTINUING OPERATIONS SPECIAL GAINS AND CHARGES

The Company did not incur any special charges within continuing operations during 2020. During the third quarter of 2019 and for the year ended December 31, 2019, the Company's former German branch recorded special gains of approximately $0.8 million related to a buyout for its outstanding lease obligation.

DISCONTINUED OPERATIONS SPECIAL GAINS AND CHARGES

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG businesses sold in December 2015 (see Note 1 and Note 6).

Total special gains included in discontinued operations totaled $1.4 million and $0.0 million for the years ended December 31, 2020 and 2019, respectively. The Company's NATG discontinued operations recorded approximately $1.9 million in restitution receipts offset by $0.5 million of professional fees during 2020. There were no special charges (gains) recorded in discontinued operations in 2019.

OPERATING MARGIN

The Company's operating margin increase of 120 basis points in 2020 compared to 2019 was driven by improved gross margin that resulted from the product mix shift to in stock and private label products, efficiencies in our marketing efforts, improved leverage within our fixed cost structure given our higher sales volume, as well as the benefit of the reduction in force action implemented in April 2020.

Consolidated operating margin was impacted by special gains of $0.0 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.1 million for 2020 and $0.0 million in 2019.

INCOME TAXES

The Company recorded net tax expense in continuing operations for 2020 of $19.9 million, or 23.7%, and a net tax expense in discontinued operations of $0.5 million. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and India operations, including tax expense for certain U.S. states. The tax rate was benefited by pre-tax income in Canada of approximately $3.2 million as the Company has full valuation allowances against the deferred tax assets, including net operating losses, of its Canadian subsidiary and taxable income is fully offset by these net operating losses. Tax expense from continuing operations was also benefited by approximately $0.6 million of stock option exercises and dividend equivalent payments. Non-deductible expenses, including executive compensation, was approximately $0.7 million. Tax expense in discontinued operations is attributed to pretax income recorded in the discontinued NATG business.

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

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2020	2019	$ Change
Cash and cash equivalents	$22.4	$97.2	$(74.8)
Accounts receivable, net	$102.3	$88.2	$14.1
Inventories	$132.3	$112.5	$19.8
Prepaid expenses and other current assets	$6.8	$6.4	$0.4
Accounts payable	$125.4	$115.9	$9.5
Accrued expenses and other current liabilities	$50.7	$34.0	$16.7
Operating lease liabilities	$10.3	9.9	$0.4
Working capital	$77.4	$144.5	$(67.1)

Historical Cash Flows

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities from continuing operations	$67.3	$70.3
Net cash provided by (used in) operating activities from discontinued operations	$0.9	$(1.9)
Net cash used in investing activities from continuing operations	$(2.7)	$(6.9)
Net cash used in financing activities from continuing operations	$(138.8)	$(259.6)
Effects of exchange rates on cash	$0.1	$(0.1)
Net decrease in cash and cash equivalents	$(73.2)	$(198.2)

Our primary liquidity needs are to support working capital requirements in our business, funding recently declared and any future dividends, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure specifically related to our e-commerce shopping experience, and sales force productivity and automation, continuing investment in upgrading and expanding our distribution footprint, and funding acquisitions. We rely principally upon operating cash flows to meet these needs. We currently believe that current cash on hand and cash flow from operations will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased $67.1 million primarily related to the $2.00 per share special dividend declared, totaling $75.5 million, of which $75.1 million was paid in December 2020, increased accounts payable balances and accrued expenses and other current liabilities balances offset by increased accounts receivable and inventory balances. Our inventory balance increase is primarily associated with strategic investment in personal protective equipment items in response to continuing demand for Covid-19 related safety products, as well as increased stocking levels of certain core products which turned slower in 2020 given lower demand due to business and government shutdowns, but has shown continued recovery in the last quarter of 2020. Accounts receivable days outstanding were 37.4 in 2020 compared to 35.9 in 2019. Inventory turns were 5.3 in 2020 compared to 5.9 in 2019 and accounts payable days outstanding were 68.3 in 2020 compared to 68.7 in 2019. We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $67.3 million attributable to cash generated from net income adjusted by other non-cash items which provided $73.6 million in 2020 compared to $61.2 million provided by these items in 2019. This increase is primarily related to the higher net income from continuing operations in 2020 compared to 2019. Partially offsetting this increase are the changes in our working capital accounts, which used $6.3 million in cash compared to $9.1 million provided in 2019, primarily the result of changes in the inventory, accounts receivable, accounts payable and accrued expenses and other current liabilities and non-current liabilities balances in 2020. Net cash provided by operating activities from discontinued operations was $0.9 million in 2020 and net cash used in discontinued operations in 2019 was $1.9 million.

Investing Activities

Net cash used in investing activities from continuing operations totaled $2.7 million and $6.9 million for 2020 and 2019, respectively. In 2020, investing activities primarily related to leasehold improvements, warehouse machinery and equipment, molds and computer equipment. In 2019, investing activities were primarily related to the new Texas distribution center other warehouse projects including wire decking, in-rack sprinkler systems, video security systems and warehouse lighting. Net cash used in investing activities from discontinued operations was zero for 2020 and 2019.

Financing Activities

Net cash used in financing activities was $138.8 million and $259.6 million in 2020 and 2019, respectively. In 2020, net cash used in financing activities primarily related to the special dividend of $2.00 per share declared in December 2020, the $1.00 per share special dividend declared in February 2020 and the regular quarterly dividends of $0.14 per share, which totaled approximately $134.3 million. Also, during 2020, the Company purchased treasury shares totaling approximately $7.2 million.

Proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld, totaled $1.9 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.8 million. In 2019, cash used in financing activities was primarily related to the payment of the special dividend declared in December 2018 of $243.5 million and regularly quarterly dividends that totaled approximately $18.1 million. Proceeds from stock option exercises, net of payments for payroll taxes through shares withheld, totaled $1.2 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.8 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution which has a five-year term, maturing on October 28, 2021 and provides for borrowings in the United States.  The Company expects to renew this facility before its expiration in 2021. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2020, eligible collateral under the credit agreement was $75.0 million, total availability and excess availability was $72.6 million and there were no outstanding borrowings. The Company has restricted cash collateralizing letters of credit outstanding of $1.6 million at December 31, 2020 recorded within Other assets in the accompanying Consolidated Balance Sheets. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2020.

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

The expenses, capital expenditures and exit activities described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources and borrowing under our current credit facility. In 2021 we anticipate capital expenditures in the range of $5.0 to $7.0 million, though at this time we are not contractually committed to incur these expenditures.

In the past we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price using debt, which could have an adverse effect on our earnings. We believe that our cash balances and future cash flows from operations will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of December 31, 2020, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2020 cash balances held in foreign subsidiaries totaled approximately $3.4 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $93 million of liquidity (cash, restricted cash and an undrawn line of credit) in the U.S. as of December 31, 2020. This facility expires in October 2021, however the Company expects to renew this facility before its expiration in 2021.

We are obligated under non-cancelable operating leases for the rental of most of our facilities and certain of our equipment which expires at various dates through 2032.  We have sublease agreements for unused space we lease in the United States.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for rents due under the leases.

Following is a summary of our contractual obligations for future principal payments on our non-cancelable operating leases and minimum payments on our other purchase obligations as of December 31, 2020 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Operating lease liabilities	$112.6	$14.8	$39.9	$27.7	$30.2

Purchase & other obligations	30.1	6.5	12.2	11.4

Total contractual obligations	$142.7	$21.3	$52.1	$39.1	$30.2

See Note 4 of Notes to Consolidated Financial Statements for further detail related to operating lease obligations.

Our purchase and other obligations consist primarily of product purchase commitments, certain employment agreements and service agreements.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2020, the Company had no material uncertain tax positions.

Discontinued Operations

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (see Note 1 and Note 6).

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 15 of this Form 10-K. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ materially from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers, forecasts of future economic conditions and information available from other outside sources, as appropriate. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented. We identify below a number of policies that entail significant judgments or estimates, the assumptions and/or judgments used to determine those estimates and the potential effects on reported financial results if actual results differ materially from these estimates.

Leases

The Company has operating and finance leases for office and warehouse facilities, headquarters and call centers and certain computer, communications equipment and machinery and equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company determines if an arrangement is an operating or finance lease at the inception of the lease. The Company has elected not to apply recognition requirements to leases with terms of one year or less. All other leases are recorded on the balance sheet, with Operating lease right-of-use ("ROU") assets representing the right to use the underlying asset for the lease term and Operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032.

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

Revenue Recognition

The Company recognizes revenue from contracts with its customers utilizing the following steps:
•Identifying the contract with the customer
▪Identifying the performance obligations under the contract
▪Determine the transaction price
▪Allocate transaction price to performance obligations, if necessary
▪Recognizing revenue as performance obligations are satisfied

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2020.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.9 million at December 31, 2020 and 2019, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Allowance for Credit Losses

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

Our estimates for the years ended December 31, 2020 and 2019 have not been materially different than our actual experience. While bad debt allowances have been within expectations, there can be no assurance that we will continue to experience the same allowance rate we have in the past particularly if business or economic conditions change or actual results deviate from historical trends.

Inventory Valuation

We value our inventories at the lower of cost or net realizable value; cost being determined on the first-in, first-out method. Excess and obsolete or unmarketable merchandise are written down based on historical experience, assumptions about future product demand and market conditions. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past. The Company estimates the net realizable value of its inventory by considering factors such as inventory levels, historical write-off information, historical and current demand trends, market conditions, estimated direct selling costs and physical condition of the inventory as well as credits that we may obtain for returned merchandise.

Our inventory reserve estimates for the years ended December 31, 2020 and 2019 have not been materially different than our actual experience. However, if in the future our estimates are materially different than our actual experience we could have a material loss adjustment.

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

We have approximately, in aggregate, $7.0 million in goodwill and intangible assets at December 31, 2020.  We do not believe it is reasonably likely that the estimates or assumptions used to determine whether any of our remaining goodwill or intangible assets are impaired will change materially in the future. However, there can be no assurances that we will not incur impairment charges that are material in the future.

Long-lived Assets

Management exercises judgment in evaluating our long-lived assets for impairment and in their depreciation and amortization methods and lives including evaluating undiscounted cash flows. The impairment analysis for long-lived assets requires management to make judgments about useful lives and to estimate fair values of long-lived assets. It may also require us to estimate future cash flows of related assets using a discounted cash flow model. Our estimates of future cash flows involve assumptions concerning future operating performance and economic conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. We have not made any material changes to our long-lived assets policy in the past four years and we do not anticipate making any material changes to this policy in the future.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $6.1 million and pretax income would have fluctuated by approximately $0.4 million if average foreign exchange rates changed by 10% in 2020. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2020 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2020, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.   Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Systemax Inc.
Opinion on Internal Control over Financial Reporting

We have audited Systemax Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Systemax Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 18, 2021 expressed an unqualified opinion thereon.

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
March 18, 2021

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1.	Consolidated Financial Statements of Systemax Inc.	Reference
	Report of Ernst & Young LLP Independent Registered Public Accounting Firm	42
	Consolidated Balance Sheets as of December 31, 2020 and 2019	44
	Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018	45
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018	46
	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	47
	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2020, 2019 and 2018	49
	Notes to Consolidated Financial Statements	51

2	Financial Statement Schedule:

	The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

	Schedule II — Valuation and Qualifying Accounts	70

	Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 15.    Exhibits and Financial Statement Schedules.

3	Exhibits.

	Exhibit No.	Description
	3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1) (Registration No. 33-92052).
	3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s report on Form 8-K dated May 18, 1999).
	3.3	Amended and Restated By-laws of the Company (effective as of December 29, 2007, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007).
	3.4	Amendment to the Bylaws of the Company (incorporated by reference to the Company’s report on Form 8-K dated March 3, 2008).
	4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995).
	10.1	Lease Agreement, dated December 8, 2005, between Hamilton Business Center, LLC (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (the “Buford Lease”) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).
	10.2	First Amendment, to the Buford Lease, dated June 12, 2006, between Hamilton Business Center, LLC (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).
	10.3	Lease Agreement, dated February 27, 2012, between PR I Washington Township NJ, LLC (landlord) and Global Equipment Company Inc. (tenant) (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).
	10.4*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
	10.5*	Employment Agreement, dated April 12, 2012, between the Company and Eric Lerner (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).
	10.6*	Amendment No. 1, dated March 10, 2020 and effective as of January 1, 2020, to the Employment Agreement, between the Company and Eric Lerner (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2019).
	10.7	Lease Agreement, dated December 10, 2014, between Prologis, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (Las Vegas, NV facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2014).
	10.8*	Amendment to the Term of the 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Supplemental Proxy Material filed May 18, 2015).
	10.9	Third Amended and Restated Credit Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).
	10.10	Third Amended and Restated Pledge and Security Agreement dated as of October 28, 2016, by and among Systemax Inc. and certain affiliates thereof and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).
	10.11	Amended and Restated Lease dated December 14, 2016, by and between Addwin Realty Associates, LLC (landlord) and Global Equipment Company Inc. (tenant) (Port Washington, NY facility) (incorporated by reference to the Company’s report on Form 8-K dated December 16, 2016).
	10.12*	Employment Agreement, dated October 5, 2018, between the Company and Barry Litwin (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2018).
	10.13*	Amendment No. 1, dated January 7, 2020, to the Employment Agreement, between the Company and Barry Litwin (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2019).
	10.14*	Systemax Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed November 2, 2018).
10.15
Lease Agreement, dated April 18, 2019, by and between HLIT II CTC 3, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (DeSoto, TX facility) (exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2019).

10.16	Lease Agreement, dated December 18, 2009, between Lakeview XII Ventures, LLC (landlord) and Global Industrial Distribution Inc. (as successor in interest through merger to C&H Service, LLC) (tenant) (Pleasant Prairie, WI facility) (the "PP" Lease) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2020).
10.17	First Amendment, to the PP Lease, dated April 14, 2020, between Lakeview XII Ventures, LLC (landlord) and Global Industrial Distribution Inc.(as successor in interest through merger to C&H Service, LLC) (tenant) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2020).
10.18	Second Amendment to the Buford Lease, dated November 20, 2006, between Teachers Insurance and Annuity Association of America, for the benefit of its separate real estate account (as successor-in-interest to Hamilton Mill Business Center, LLC) (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2020).
10.19	Third Amendment to the Buford Lease Agreement, dated September 16, 2020 between Teachers Insurance and Annuity Association of America, for the benefit of its separate real estate account (as successor-in-interest to Hamilton Mill Business Center, LLC) (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2020).
10.20*	Form of 2020 Omnibus Long-Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 22, 2020).
10.21*	Retirement Agreement and Release dated February 22, 2021 between the Company and Robert Dooley (filed herewith).
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of January 2019) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2018).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

    *Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMAX INC.

By: /s/ BARRY LITWIN

Barry Litwin
Chief Executive Officer

Date: March 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Executive Chairman and Director	March 18, 2021
Richard Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	March 18, 2021
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 18, 2021
Robert Leeds

/s/ BARRY LITWIN	Chief Executive Officer	March 18, 2021
Barry Litwin	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Vice President and Chief Financial Officer	March 18, 2021
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 18, 2021
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT ROSENTHAL	Director	March 18, 2021
Robert Rosenthal

/s/ CHAD LINDBLOOM	Director	March 18, 2021
Chad Lindbloom

/s/ LAWRENCE REINHOLD	Director	March 18, 2021
Lawrence Reinhold

/s/ PAUL PEARLMAN	Director	March 18, 2021
Paul Pearlman

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Systemax Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Systemax Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Measurement of Inventory Valuation Reserves
Description of the Matter
As of December 31, 2020, the Company’s net inventory balance was $132.3 million. As described in Note 2 to the consolidated financial statements, management records inventory at the lower of its cost or net realizable value. The valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory, which includes the consideration of shrinkage and slow-moving or obsolete inventory. To establish the inventory valuation reserves the Company considers factors such as historical demand trends, market conditions, inventory levels, historical write-off information and assumptions regarding future demand and direct selling costs.

Auditing management’s inventory valuation reserves was complex as auditor judgment was necessary in evaluating the amounts that should be reserved based on the assumptions described above.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the inventory reserve process, including controls over the inputs and assumptions described above, that are used in management’s calculation.

Our audit procedures to test the adequacy of the inventory valuation reserve included, among others, evaluating the appropriateness of management’s inputs to the inventory valuation reserve calculation, including testing the completeness and accuracy of the data used in management’s calculation such as historical write-off activity, direct selling costs, inventory levels and sales history for each product. We compared actual write-off activity in recent years to the inventory valuation reserve estimated by the Company in prior years. We also tested, the mathematical accuracy of the Company’s reserve calculation, performed inquiries of the Company’s management and obtained documentation to evaluate the Company’s estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2005.

New York, New York
March 18, 2021

SYSTEMAX INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2020	2019
ASSETS:
Current assets:
Cash and cash equivalents	$22.4	$97.2
Accounts receivable, (net of allowance for credit losses of $1.7 and $6.8, respectively)	102.3	88.2
Inventories	132.3	112.5
Prepaid expenses and other current assets	6.8	6.4
Total current assets	263.8	304.3

Property, plant and equipment, net	16.6	17.8
Operating lease right-of-use assets	77.3	59.3
Deferred income taxes	7.6	7.3
Goodwill and intangibles	7.0	7.2
Other assets	2.6	1.0
Total assets	$374.9	$396.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$125.4	$115.9
Accrued expenses and other current liabilities	50.7	34.0
Operating lease liabilities	10.3	9.9
Total current liabilities	186.4	159.8

Operating lease liabilities	77.2	58.7
Other liabilities	4.5	2.9
Total liabilities	268.1	221.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 38,955,848 and 38,906,221 shares; outstanding 37,552,055 and 37,678,539 shares	0.4	0.4
Additional paid-in capital	193.5	189.7
Treasury stock at cost —1,403,793 and 1,227,682 shares	(24.0)	(20.4)
Retained (loss) earnings	(66.5)	2.8
Accumulated other comprehensive income	3.4	3.0
Total shareholders’ equity	106.8	175.5
Total liabilities and shareholders’ equity	$374.9	$396.9

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$1,029.0	946.9	$896.9
Cost of sales	672.1	621.2	589.2
Gross profit	356.9	325.7	307.7
Selling, distribution and administrative expenses	272.8	260.4	245.2
Special (gains) charges, net	0.0	(0.8)	0.8
Operating income from continuing operations	84.1	66.1	61.7
Foreign currency exchange loss	0.0	0.0	0.4
Interest and other (income) expense, net	0.1	0.0	(1.6)
Income from continuing operations before income taxes	84.0	66.1	62.9
Provision for income taxes	19.9	16.1	13.4
Net income from continuing operations	64.1	50.0	49.5
Income (loss) from discontinued operations, net of tax	1.3	(1.5)	175.2
Net income	$65.4	$48.5	$224.7

Net income per common share from continuing operations:
Basic	$1.69	$1.33	$1.34
Diluted	$1.68	$1.32	$1.31
Net income (loss) per common share from discontinued operations:
Basic	$0.03	$(0.04)	$4.69
Diluted	$0.03	$(0.04)	$4.62
Net income per common share:
Basic	$1.72	$1.29	$6.03
Diluted	$1.71	$1.28	$5.93

Weighted average common and common equivalent shares:
Basic	37.5	37.5	37.2
Diluted	37.7	37.7	37.9

Dividends declared	3.56	0.48	7.94

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$65.4	$48.5	$224.7
Other comprehensive income (loss):
Foreign currency translation	0.4	0.0	(3.0)
Total comprehensive income	$65.8	$48.5	$221.7

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$64.1	$50.0	$49.5
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4.1	4.1	4.5
Other non-cash (benefit) and asset impairment charges	0.0	(0.8)	1.9
(Benefit) provision for deferred income taxes	(0.5)	1.4	8.4
Provision for credit losses	1.2	1.0	0.7
Compensation expense related to equity compensation plans	4.7	5.4	0.9
Loss on dispositions and abandonment	0.0	0.1	0.0

Changes in operating assets and liabilities:
Accounts receivable	(15.0)	(5.6)	(11.9)
Inventories	(19.7)	(5.0)	(19.4)
Prepaid expenses and other assets	(2.6)	(0.4)	(2.4)
Income taxes payable (receivable)	3.1	3.7	(5.4)
Accounts payable	10.1	14.6	(6.6)
Accrued expenses, other current liabilities and other liabilities	17.8	1.8	(10.4)
Net cash provided by operating activities from continuing operations	67.3	70.3	9.8
Net cash provided by (used in) operating activities from discontinued operations	0.9	(1.9)	(32.1)
Net cash provided by (used in) operating activities	68.2	68.4	(22.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2.7)	(6.9)	(4.5)
Net cash used in investing activities from continuing operations	(2.7)	(6.9)	(4.5)
Net cash provided by investing activities from discontinued operations	0.0	0.0	249.6
Net cash (used in) provided by investing activities	(2.7)	(6.9)	245.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	0.0	0.0	(0.1)
Dividends paid	(134.3)	(261.6)	(109.3)
Proceeds from issuance of common stock	3.3	2.1	5.4
Payment of payroll taxes on stock-based compensation through shares withheld	(1.4)	(0.9)	(1.9)
Proceeds from the issuance of common stock from employee stock purchase plans	0.8	0.8	0.0
Purchase of treasury shares	(7.2)	0.0	(9.1)
Net cash used in financing activities from continuing operations	(138.8)	(259.6)	(115.0)

EFFECTS OF EXCHANGE RATES ON CASH	0.1	(0.1)	3.1

NET (DECREASE) INCREASE IN CASH	(73.2)	(198.2)	110.9
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	97.2	295.4	184.5

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$24.0	$97.2	$295.4

Supplemental disclosures:

Interest paid	$0.2	$0.3	$0.2
Income taxes paid	$17.7	$11.3	$36.6
Supplemental disclosures of non-cash operating and investing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28.7	$16.5	$0.0

	December 31,
	2020	2019	2018
Supplemental disclosures:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$22.4	$97.2	$295.4
Restricted cash	1.6	0.0	0.0
Total cash, cash equivalents and restricted cash	$24.0	$97.2	$295.4

See notes to consolidated financial statements.

SYSTEMAX INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2017	37,094	$0.4	$186.5	$(21.8)	$44.8	$1.9	$211.8
Stock-based compensation expense			2.8				2.8
Issuance of restricted stock	117		(1.7)	1.7			0.0
Stock withheld for employee taxes	(62)			(1.9)			(1.9)
Proceeds from issuance of common stock	419		(0.6)	6.0			5.4
Dividends					(297.1)		(297.1)
Purchase of treasury shares	(233)			(9.1)			(9.1)
Discontinued France operations entities cumulative translation adjustment						4.1	4.1
Change in cumulative translation adjustment						(3.0)	(3.0)
Net income					224.7		224.7
Balances, December 31, 2018	37,335	$0.4	$187.0	$(25.1)	$(27.6)	$3.0	137.7
Stock-based compensation expense			5.4				5.4
Issuance of restricted stock	109		(1.8)	1.8			0.0
Stock withheld for employee taxes	(39)			(0.9)			(0.9)
Proceeds from issuance of common stock	230		(1.7)	3.8			2.1
Dividends					(18.1)		(18.1)
Issuance of shares under employee stock purchase plan	44		0.8				0.8
Net income					48.5		48.5
Balances, December 31, 2019	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	$175.5
Stock-based compensation expense			4.7				4.7
Issuance of restricted stock	42		(0.7)	0.7			0.0
Stock withheld for employee taxes	(47)			(1.4)			(1.4)
Proceeds from issuance of common stock	221		(1.0)	4.3			3.3
Dividends					(134.7)		(134.7)
Purchase of treasury shares	(392)			(7.2)			(7.2)
Issuance of shares under employee stock purchase plan	49		0.8				0.8
Change in cumulative translation adjustment						0.4	0.4
Net income					65.4		65.4
Balances, December 31, 2020	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	$106.8

See notes to consolidated financial statements.

SYSTEMAX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. As previously disclosed, in August 2018 the Company sold its France-based IT business. With the completion of the sale, Systemax operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operations ("MRO"), markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of products is impractical.

Included in discontinued operations is the Company's former France-based IT value added reseller business sold in August 2018, the SARL Businesses sold in March 2017 and the Company's former North American Products Group ("NATG) business sold in December 2015. The France business and SARL Businesses were reported within the Company's former European Technology Products Group ("ETG") segment and the NATG business was reported within the Company's former NATG segment.

The sale of these businesses met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.   Under ASU 2014-08, in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the prior year results of the France business, SARL Businesses and NATG are included in discontinued operations in the accompanying consolidated financial statements.

The Company sold its France business, in 2018, and recorded a pre-tax book gain of approximately $178.9 million. Net sales of the France business, included within discontinued operations, totaled $352.0 million in 2018. Net gain from the sale of the France business and eight months of operating activity, included within discontinued operations, totaled $175.8 million in 2018.

For the year ended December 31, 2018, net income included in discontinued operation from the discontinued SARL Businesses totaled $0.2 million.

For the year ended December 31, 2020, net income from the discontinued NATG business totaled $1.3 million and for the years ended December 31, 2019 and 2018, net losses from the discontinued NATG business totaled $1.5 million and $0.8 million, respectively.

During 2018 the Company's recorded a net gain of $3.1 million, in continuing operations, related to the settlement of state audits previously disclosed in its 2013 Form 10-K filing offset by an impairment charge resulting from the decision to impair the trade and domain names of C&H Distributors, which was recorded within selling, distribution and administrative expenses.

Related Party Transactions

During 2020, the Company made inventory purchases of approximately $3.2 million from an entity owned by immediate family members of the Company's Executive Chairman. Amounts outstanding at December 31, 2020 were de minimis and are recorded in Accounts payable in the accompanying Consolidated Balance Sheets. These transactions were carried out on an arm's length basis and with prior approval of the Company's Nominating and Corporate Governance Committee.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Systemax Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Systemax”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The full year of 2020 included 53 weeks while 2019 and 2018 included 52 weeks.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for credit losses, product returns liabilities, inventory reserves, allowances for cooperative advertising, the carrying value of long‑lived assets (including goodwill and intangible assets), the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, sublease income, litigation and related legal accruals and the value attributed to employee stock options and other stock‑based awards.

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

Restricted cash — The Company has restricted cash collateralizing letters of credit outstanding of $1.6 million, which are recorded in Other assets in the accompanying Consolidated Balance Sheets. Amounts included in restricted cash represent those required to be set aside by a contractual agreement with an insurer for the payment of workers' compensation claims.

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The Company estimates the net realizable value of its inventory by considering factors such as inventory levels, historical write-off information, historical and current demand trends, market conditions, estimated direct selling costs and physical condition of the inventory as well as credits that we may obtain for returned merchandise.

Leases — The Company has operating and finance leases for office and warehouse facilities, headquarters and call centers and certain computer, communications equipment and machinery and equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company determines if an arrangement is an operating or finance lease at the inception of the lease. The Company has elected not to apply recognition requirements to leases with terms of one year or less. All other leases are recorded on the balance sheet, with Operating lease right-of-use assets representing the right to use the underlying asset for the lease term and Operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company elected to adopt the available package of practical expedients. The ROU assets and corresponding liabilities are recorded based upon the net present value of the lease payments, discounted using interest rates determined by utilizing such factors as the Company's current credit facility terms, length of the lease term, the Company's expected debt credit rating and comparable company term loan yields. Certain leases may include options to extend the lease, however, the Company is not including any impact of such options in the valuation of its ROU assets or liabilities as they are not probable of being extended. The Company's lease agreements do not contain residual value guarantees or restrictive covenants. The Company has sublease agreements for certain unused facilities. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032. See Note 4 to the consolidated financial statements.

Property, Plant and Equipment — Property, plant and equipment is stated at cost. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method over their estimated useful lives ranging from three years to fifteen years. Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases. During 2020, the Company disposed of property, plant and equipment of approximately $10.5 million and accumulated depreciation of $10.5 million.

Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

Internal-Use Software — Internal‑use software is included in fixed assets and is amortized on a straight‑line basis over three years. The Company capitalizes costs incurred during the application development stage. Costs related to minor upgrades, minor enhancements and maintenance activities are expensed as incurred.

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

Revenue Recognition and Accounts Receivable — The Company’s revenue is shown as “Net sales” in the accompanying Consolidated Statements of Operations and is measured as the determined transaction price, net of any variable consideration consisting primarily of rights to return product. The Company has elected to treat shipping and handling revenues as activities to fulfill its performance obligation. Billings for freight and shipping and handling are recorded in net sales and costs of freight and shipping and handling are recorded in cost of sales in the accompanying Consolidated Statements of Operations.

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2020.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical return rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.9 million at December 31, 2020 and 2019, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Allowance for Credit Losses - On January 1, 2020 the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The Company's trade accounts receivable are subject to this standard. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

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

Advertising Costs — Expenditures for internet, television, local radio and newspaper advertising are expensed in the period the advertising takes place. Catalog preparation, printing and postage expenditures are amortized over the fiscal year during which the benefits are expected.

Net advertising expenses were $60.3 million, $69.8 million and $70.4 million during 2020, 2019 and 2018, respectively, and are included in the accompanying consolidated statements of operations within continuing and discontinued operations. Of the previously mentioned amounts, the Company's discontinued operations net advertising expenses totaled $0.0 million, $0.0 million and $1.1 million during 2020, 2019 and 2018, respectively.

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

The fair value of the restricted stock and performance restricted stock is the closing stock price on the NYSE of the Company's common stock on the date of grant or the closing stock price of the Company's common stock on the last business day prior to the grant date. Upon delivery, a portion of the RSU award may be withheld to satisfy the statutory withholding taxes. The remaining RSU's/PRSU's will be settled in shares of the Company's common stock after the vesting period and on the prescribed delivery date. These RSUs/PRSU's have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed.
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

For the calculation of net income per share-basic from continuing operations, net income available to common shareholders was $63.3 million, $49.7 million and $49.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the calculation of net income per share-diluted from continuing operations, net income available to common shareholders was $63.3 million, $49.7 million and $49.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the calculation of net income per share-basic from discontinued operations, net income (loss) available to common shareholders was $1.3 million, $(1.5) million and $174.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the calculation of net income per share-diluted from discontinued operations, net income (loss) available to common shareholders was $1.3 million, $(1.5) million and $175.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Basic shares outstanding were 37.5 million for the years ended December 31, 2020 and 2019, and 37.2 million for the year ended December 31, 2018. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.2 million for the years ended December 31, 2020 and 2019. The weighted average number of stock options outstanding included in the computation of diluted earnings per share was 0.5 million and the weighted average number of restricted stock awards included in the computation of diluted earnings per share was 0.2 million for the year ended December 31, 2018.   The weighted average number of stock options outstanding excluded from the computation of diluted income per share was 0.5 million shares, 0.4 million shares and a de minimis number of shares for the years ended December 31, 2020, 2019 and 2018, respectively, due to their antidilutive effect.

Employee Benefit Plans — The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $1.4 million, $1.1 million and $1.2 million in 2020, 2019 and 2018, respectively.

Fair Value Measurements — On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurements (Topic 820). The adoption of this ASU did not have a material impact on the Company's financial position of results of operations.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At December 31, 2020 and 2019, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

The fair value of goodwill, non-amortizing intangibles and long-lived assets is measured in connection with the Company’s annual impairment testing as discussed above.

The weighted average interest rate on short-term borrowings was 4.4% in 2020, 6.2% in 2019 and 5.7% in 2018.

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

The Company purchases substantially all of its products and components directly from both large and small manufacturers as well as large wholesale distributors.  No supplier accounted for 10% or more of our product purchases for continuing operations in 2020, 2019 and 2018. Most private label products are manufactured by third parties to our specifications.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This ASU amends a variety of topics in the Codification to improve consistency and clarify the guidance. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

3.CREDIT LOSSES

On January 1, 2020 the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The Company's trade accounts receivable and notes and other receivables are subject to this standard. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

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

The following is a rollforward of the allowances for credit losses related to the Company's receivables for the year ended December 31, 2020:

December 31, 2020
Balance at beginning of period	$6.8
Current period provision	1.2
Write-offs - trade accounts receivable	(0.7)
Write-offs - notes and other receivables*	(5.6)
Balance at end of period	$1.7
*$5.6 million of reserves related to notes and other receivables originated in 2016 and this balance was written off in the second quarter of 2020.

4.LEASES

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

The Company's operating lease costs, included in continuing operations, was $13.1 million, $12.0 million and $11.4 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Information relating to operating leases for continuing and discontinued operations as of December 31, 2020 and 2019:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Weighted Average Remaining Lease Term
Operating leases	8.7 years	8.4 years

Weighted Average Discount Rate
Operating leases	5.2%	5.7%

ROU assets obtained in exchange for operating lease obligations	$28.7	$16.5

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2021	$14.8
2022	14.0
2023	13.6
2024	12.3
2025	11.1
Thereafter	46.8
Total lease payments	112.6
Less: interest	(25.1)
Total present value of lease liabilities	$87.5

The Company currently leases its headquarters office facility from an entity owned by the Company’s principal shareholders. Total expense recorded to related parties was $1.0 million in 2020, 2019 and 2018.

The Company has sublease agreements for certain unused facilities related to continuing and discontinued operations. These sublease agreements expire in February 2022 and August 2023 with options to extend the terms of the lease included in one of the agreements. Total sublease income of $1.7 million, $1.9 million and $0.2 million was recorded for the years ended December 31, 2020, 2019 and 2018, respectively. Future rent streams related to sublease agreements of $1.3 million to be collected in less than one year and $0.5 million to be collected between one and three years,

5.REVENUE

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the year ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Net sales:
United States	$968.1	$901.3	$854.6
Canada	60.9	45.6	42.3
Consolidated	$1,029.0	$946.9	$896.9

6.    DISPOSITIONS AND SPECIAL GAINS AND CHARGES

The Company's discontinued operations include the results of the France business sold in August 2018, the SARL Businesses sold in March 2017 and the NATG business sold in December 2015 (see Note 1).

For the years ended December 31, 2020, 2019 and 2018, special charges (gains) included in discontinued operations were $1.4 million income, $0.0 million and $178.3 million income, respectively.

For the year ended December 31, 2020, the Company's NATG discontinued operations recorded approximately $1.9 million in restitution receipts offset by approximately $0.5 million of professional fees.

On August 31, 2018, the Company closed on the sale of its France-based IT value added reseller business. The Company recorded a pre-tax book gain on the sale of the France business, of approximately $178.9 million for the year ended December 31, 2018.

For the year ended December 31, 2018, the Company's NATG discontinued operations recorded special charges of approximately $0.6 million. The Company recorded lease reserve adjustments related to its previously exited leased facilities for the discontinued NATG business of approximately $1.7 million and additional legal and professional fees of $0.1 million for ongoing restitution proceedings. Offsetting these expenses were approximately $1.0 million in restitution receipts and $0.2 million in vendor settlement receipts from the discontinued NATG business.

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

Results of discontinued operations for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Net sales	$0.0	$0.0	$352.0
Cost of sales	0.0	0.0	295.8
Gross profit	0.0	0.0	56.2
Selling, distribution and administrative expenses	(0.4)	2.1	36.5
Pre-tax book gain on sale of France business	0.0	0.0	(178.9)
Special (gains) charges, net	(1.4)	0.0	0.6
Operating income (loss) from discontinued operations	1.8	(2.1)	198.0
Foreign currency exchange income	0.0	0.0	(0.2)
Income (loss) of discontinued operations before income taxes	1.8	(2.1)	198.2
Provision (benefit) for income taxes	0.5	(0.6)	23.0
Net income (loss) from discontinued operations	$1.3	$(1.5)	$175.2
Net income (loss) per share - basic	$0.03	$(0.04)	$4.69
Net income (loss) per share - diluted	$0.03	$(0.04)	$4.62

The Company has not incurred any special charges in 2020 in continuing operations. In the third quarter of 2019, within continuing operations, the Company's former German branch recorded special gains of approximately $0.8 million related to a buyout for its outstanding lease obligation. The Company recorded special charges of $0.8 million in 2018, within continuing operations, related to updating lease reserves adjustments related to its discontinued NATG outstanding business lease obligations.

The following table details liabilities related to the exit costs of the sold businesses that remain for 2020 (in millions):

Accrued exit costs
Balance January 1, 2020	$2.8
Charged to expense	0.4
Paid or otherwise settled	(0.4)
Balance December 31, 2020	$2.8

The following table details liabilities related to the exit costs of the sold businesses for 2019 (in millions):

Accrued exit costs
Balance, January 1, 2019	$2.8
Charged to expense	0.7
Paid or otherwise settled	(0.7)
Balance, December 31, 2019	$2.8

7.    GOODWILL AND INTANGIBLES

Goodwill and indefinite-lived intangible assets:

The following table provides information related to the carrying value of goodwill (in millions):

	December 31,
	2020	2019
Balance, December 31	$5.5	$5.5

The following table provides information related to the carrying value of indefinite lived intangibles as of December 31, 2020 and 2019, respectively (in millions):

	December 31,
	2020	2019
Balance, December 31	$0.7	$0.7

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets as of December 31, 2020 (in millions):

	December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$1.2	$0.8	4.1
Domain name	5 yrs	3.4	3.4	0.0	0.0
Total		$5.4	$4.6	$0.8	4.1

The following table summarizes information related to definite-lived intangible assets as of December 31, 2019 (in millions):

	December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$1.0	$1.0	5.1
Domain name	5 yrs	3.4	3.4	0.0	0.0
Total		$5.4	$4.4	$1.0	5.1

The aggregate amortization expense for these intangibles was approximately $0.2 million in 2020. The estimated amortization for future years ending December 31 is as follows (in millions):

2021	$0.2
2022	0.2
2023	0.2
2024	0.2
Total	$0.8

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2020	2019
Land improvements	$0.8	$0.8
Furniture and fixtures, office, computer and other equipment and software	36.5	44.3
Leasehold improvements	13.1	13.1
	50.4	58.2
Less accumulated depreciation and amortization	33.8	40.4
Property, plant and equipment, net	$16.6	$17.8

Depreciation charged to continuing operations for property, plant and equipment including capital leases in 2020, 2019, and 2018 was $3.9 million, $3.9 million and $3.5 million, respectively and is reported within selling, distribution and administrative expenses. During 2020, the Company disposed of property, plant and equipment of approximately $10.5 million and accumulated depreciation of $10.5 million.

9.    CREDIT FACILITIES

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five-year term, maturing on October 28, 2021 and provides for borrowings in the United States. The Company expects to renew this facility before its expiration in 2021. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2020, eligible collateral under the credit agreement was $75.0 million, total availability and excess availability was $72.6 million and there were no outstanding borrowings. The Company has restricted cash collateralizing letters of credit outstanding of $1.6 million at December 31, 2020 recorded within Other assets on the accompanying Consolidated Balance Sheets. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2020.

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2020	2019
Payroll and employee benefits	$26.4	$11.3
Advertising	4.8	4.9
Sales and VAT tax payable	3.8	2.6
Freight	7.4	6.8
Reorganization costs	0.4	0.4
Income taxes payable	0.9	0.0
Product returns liability	1.9	1.9
Other	5.1	6.1
	$50.7	$34.0

11.    STOCK REPURCHASES

In 2018, the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors. In 2020, the Company repurchased 392,337 common shares for approximately $7.2 million. Also, in 2018, the Company repurchased 232,550 common shares for approximately $9.1 million. The maximum number of shares that may yet be purchased under the Plan was approximately 1,375,000 at December 31, 2020.

12.    SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has two equity compensation plan which reserves shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April 2010 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 661,024 options and 153,516 restricted stock units were outstanding under this plan as of December 31, 2020.

The 2020 Omnibus Stock Incentive Plan (“2020 Omnibus Plan”) - This plan was adopted in June 2020 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year (or $10.0 million in the case of cash performance awards). Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 10,244 restricted stock units were outstanding under this plan as of December 31, 2020.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in continuing operations (selling, distribution and administrative expenses) for 2020, 2019 and 2018 was $1.8 million, $3.3 million, and $0.3 million respectively. In the first quarter of 2019, the Company repriced approximately 0.6 million shares of outstanding stock options and recorded approximately $0.6 million of related compensation expense and for the year ended December 31, 2019, the Company recorded $0.7 million of related compensation expense. France discontinued operations compensation cost related to non-qualified stock options was $0.4 million in 2018, primarily related to the acceleration of stock options due to the sale of the France business of approximately $0.3 million. The related future income tax benefits recognized for 2020, 2019 and 2018 were $0.4 million, $0.7 million and $0.1 million, respectively.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2020, 2019 and 2018:

	2020	2019	2018
Expected annual dividend yield	2.0%	1.9%	1.4%
Risk-free interest rate	1.38%	2.65%	2.94%
Expected volatility	51.1%	50.4%	48.0%
Expected life in years	5.2	5.0	5.2

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2020		2019		2018
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	764,784	$17.31	596,148	$11.64	1,001,300	$11.58
Granted	111,872	$23.60	1,038,536	$15.76	17,550	$31.66
Exercised	(191,780)	$11.68	(224,750)	$8.92	(400,203)	$12.18
Canceled or expired	(23,852)	$23.71	(645,150)	$12.50	(22,499)	$15.24
Outstanding at end of year	661,024	$19.78	764,784	$17.31	596,148	$11.64

Options exercisable at year end	302,283		227,598		341,515
Weighted average fair value per option granted during the year	$9.12		$9.16		$12.87

The total intrinsic value of options exercised was $3.9 million in 2020 and $3.4 million in 2019 and $9.5 million in 2018.

The following table summarizes information about options vested and exercisable or non-vested that are expected to vest (non-vested outstanding less expected forfeitures) at December 31, 2020:

Range of Exercise Prices			Options outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$10.00	123,000	$6.29	5.53	$3.6
$10.01	to	$15.00	0	$0.00	0	0.0
$15.01	to	$20.00	57,304	$17.03	2.43	1.1
$20.01	to	$25.00	480,720	$23.55	8.30	5.9
$5.00	to	$25.00	661,024	$19.78	7.27	$10.6

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2020 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2020. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2020:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2020	537,186	$9.38
Granted	111,872	$9.12
Vested	(269,553)	$9.19
Forfeited	(20,764)	$9.61
Unvested at December 31, 2020	358,741	$9.63

At December 31, 2020, there was approximately $1.6 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 3.36 years. The total fair value of stock options vested during 2020, 2019 and 2018 was $2.5 million, $4.0 million and $1.2 million, respectively.

Restricted Stock and Restricted Stock Units

The following table reflects the activity for restricted stock awards, excluding the restricted stock issued to Directors (in millions, except shares data):

Year Granted	Shares Granted	Outstanding at December 31, 2020	Rights to Cash Dividend	Other Participation Rights	Performance Award	Compensation Expense
						Year Ended December 31,
						2020	2019	2018
2010	175,000	—	Yes	None	No	$0.0	$0.0	$0.1
2011	100,000	—	Yes	None	No	0.0	0.0	0.2
2012	50,000	10,000	Yes	None	No	0 (1)	0 (1)	0 (1)
2016	100,000	—	Yes	None	No	0.0	0 (1)	0.1
2017	53,288	—	Yes	None	No	0.0	0.0	0 (1)
2017	49,600	—	Yes	None	Yes	0.0	0.0	1.5 (2)
2018	5,117	—	Yes	None	No	0.0	0.0	0 (1)
2019	30,251	24,200	Yes	None	No	0.2	0.3	0.0
2019	149,412	57,242	Yes	None	Yes	1.2	1.3	0.0
2020	28,272	28,272	Yes	None	No	0.4	0.0	0.0
2020	43,330	26,446	Yes	None	Yes	0.6	0.0	0.0
					Total	$2.4	$1.6	$1.9

[1]	less than $0.1 million of expense recorded
[2]	As a result of the sale of the France business in August 2018 and terms of the performance award, compensation expense of $1.5 million was recorded in discontinued operations for the year ended 2018.

Share-based compensation expense reported within continuing operations for restricted stock issued to Directors was $0.2 million in 2020 and 2019 and $0.1 million in 2018 and is recorded within selling, distribution and administrative expenses. A total of 17,600 restricted stock units, 10,244 from the 2020 Omnibus Plan and 7,356 from the 2010 Plan, are outstanding to the Directors as of December 31, 2020.

At December 31, 2020, there was approximately $1.7 million of unrecognized compensation cost related to the unvested RSU's, which is expected to be recognized over a weighted average period of 2.47 years.

Compensation expense related to RSU and performance RSU's reported within continuing operations was approximately $2.5 million, $1.8 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is recorded within selling, distribution and administrative expenses.

The following table reflects the activity for all unvested restricted stock during 2020:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2020	172,595	$23.14
Granted	81,846	$23.49
Vested	(81,547)	$23.58
Forfeited	(9,134)	$23.71
Unvested at December 31, 2020	163,760	$23.06

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan - This plan was approved by the Company's stockholders in December 2018 and a reserve of 500,000 shares of common stock has been established under this plan. The Company adopted this plan, the terms of which allow for eligible employees (as defined in the 2018 Employee Stock Purchase Plan) to participate in the purchase, during each six month purchase period, up to a maximum of 10,000 shares of the Company's common stock at a purchase price equal to 85% of the closing price at either the start date or the end date of the stock purchase period, whichever is lower. Compensation expense related to this plan of approximately $0.3 million for the years ended December 31, 2020 and 2019 and $0.1 million for the year ended December 31, 2018 is recognized in selling, distribution and administrative expenses. As of December 31, 2020, approximately 406,144 shares remain reserved for issuance under this plan. Employees purchased approximately 49,627 shares of common stock during fiscal year 2020 at an average per share price of $16.85. During fiscal year 2019, employees purchased approximately 44,229 shares of common stock at an average per share price of $17.61.

13.    INCOME TAX

    The following table summarizes our U.S. and foreign components of income from continuing operations before income taxes (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$80.5	$65.8	$62.8
Foreign	3.5	0.3	0.1
Total	$84.0	$66.1	$62.9

The following table summarizes the (benefit) provision for income taxes from continuing operations (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$17.0	$12.5	$2.6
State	3.3	2.1	2.4
Foreign	0.1	0.1	0.0
Total current	$20.4	$14.7	$5.0

Deferred:
Federal	$(0.8)	$1.1	$7.7
State	0.3	0.3	0.6
Foreign	0.0	0.0	0.1
Total deferred	$(0.5)	$1.4	$8.4
TOTAL	$19.9	$16.1	$13.4

Tax expense (benefit) from discontinued operations was $0.5 million, $(0.6) million and $23.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense from continuing operations based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2020		2019		2018
Income tax at Federal statutory rate	$17.6	21.0%	$13.9	21.0%	$13.2	21.0%
State and local income taxes, net of federal tax benefit	3.0	3.5%	2.4	3.7%	2.6	4.1%
Impact of state rate changes	0.0	0.0%	0.1	0.1%	(0.1)	(0.2)%
Reversal of valuation allowances	(0.9)	(1.0)%	(0.3)	(0.4)%	(0.2)	(0.3)%
Stock based compensation	(0.5)	(0.6)%	(0.5)	(0.8)%	(1.5)	(2.4)%
Non-deductible items	0.8	0.9%	0.8	1.2%	0.1	0.2%
Other items, net	(0.1)	(0.1)%	(0.3)	(0.4)%	(0.7)	(1.1)%
Income tax	$19.9	23.7%	$16.1	24.4%	$13.4	21.3%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2020	2019
Assets:
Accrued expenses and other liabilities	$2.5	$1.3
Inventory	1.7	1.3
Operating lease obligations	20.9	16.5
Intangible & other	0.6	1.3
Net operating loss and credit carryforwards	15.5	17.7
Valuation allowances	(15.2)	(16.8)
Total deferred tax assets	$26.0	$21.3
Liabilities:
Operating lease right-of-use assets	$18.4	$14.0
Other	0.1	0.1
Total deferred tax liabilities	$18.5	$14.1

During 2020 the Company utilized approximately $4.1 million in state NOL carryforwards to reduce the current year tax expense. As of December 31, 2020, the Company has foreign NOLs of $7.9 million which expire through 2033 and foreign tax credit carryforwards of $1.1 million expiring in years through 2028. The Company has recorded valuation allowances of approximately $15.2 million, including valuations against state net operating loss carryforwards of $5.8 million, foreign NOLs of $7.9 million, $0.4 million against the deductibility of foreign temporary tax differences and $1.1 million against foreign tax carryforwards. Valuation allowances have been recorded against these assets as the Company believes it is more likely than not that these NOLs, temporary differences and foreign tax credits will not be utilized in the near future.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiary in India and Canada of approximately $3.7 million as of December 31, 2020, since these earnings are considered permanently reinvested in the subsidiaries. The Company's permanent reinvestment assertion has not changed following the enactment of the TCJA. If the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Under the TCJA each U.S. shareholder of a controlled foreign corporation ("CFC") must include in its gross taxable income in any tax year the aggregate net GILTI, or net income, of its CFCs. In 2020 the Company has included in taxable income the net income of its subsidiaries in the Netherlands, India, and Canada. The Company has elected to treat GILTI expense as a period cost when incurred.

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

As of December 31, 2020, the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2020, 2019 or 2018.

14.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities. These matters are in various stages of investigation, negotiation and/or litigation.  The Company's NATG subsidiaries are being audited by an entity representing 28 states seeking recovery of “unclaimed property” and has received separate demands from 20 states requesting payments of their claimed amounts. The Company has complied with the unclaimed property audit, has provided requested information and has corresponded with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2020 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2020 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

15. SUBSEQUENT EVENT

In February 2021, the Company recorded approximately $15.0 million in restitution receipts and also recorded approximately $3.0 million of professional fees related to the ongoing restitution proceedings. These items will be recorded in Discontinued Operations in the first quarter of 2021.

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data, excluding discontinued operations, is as follows (in millions, except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net sales	$227.3	$242.1	$285.7	$273.9
Gross profit	$76.7	$84.8	$102.3	$93.1
Net income from continuing operations	$8.3	$15.3	$24.1	$16.4
Net income per common share from continuing operations:
Basic	0.21	0.41	0.64	0.42
Diluted	0.21	0.40	0.64	0.42

2019
Net sales	$232.2	$248.6	$243.9	$222.2
Gross profit	$80.3	$86.0	$84.4	$75.0
Net income from continuing operations	$10.0	$14.9	$13.7	$11.4
Net income per common share from continuing operations:
Basic	0.27	0.40	0.36	0.30
Diluted	0.26	0.39	0.36	0.30

SYSTEMAX INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December:
(in millions)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Other	Balance at End of Period
Allowance for credit losses
2020	$6.8	$1.2	$(6.3)	$0.0	$1.7
2019	$6.6	$1.0	$(0.8)	$0.0	$6.8
2018	$6.7	$0.7	$(0.8)	$0.0	$6.6

Allowance for deferred tax assets
2020	$16.8	$(1.0)	$(0.6)	$0.0	$15.2
2019	$18.3	$(0.3)	$0.0	$(1.2)	$16.8
2018	$18.3	$(0.3)	$0.0	$0.3	$18.3