Form 10-Q
period 2021-03-31
SYSTEMAX INC
filed 2021-05-07
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2021 was 37,719,099.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Systemax Inc.
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$36.9	$22.4
Accounts receivable, net	104.7	102.3
Inventories	134.7	132.3
Prepaid expenses and other current assets	6.6	6.8
Total current assets	282.9	263.8

Property, plant and equipment, net	16.6	16.6
Operating lease right-of-use assets	75.3	77.3
Deferred income taxes	7.0	7.6
Goodwill and intangibles	7.0	7.0
Other assets	2.7	2.6
Total assets	$391.5	$374.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$142.2	$125.4
Accrued expenses and other current liabilities	42.6	50.7
Operating lease liabilities	9.8	10.3
Total current liabilities	194.6	186.4
Other liabilities	4.5	4.5
Operating lease liabilities	75.0	77.2
Total liabilities	274.1	268.1

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	193.1	193.5
Treasury stock	(22.3)	(24.0)
Retained (deficit) earnings	(57.3)	(66.5)
Accumulated other comprehensive income	3.5	3.4
Total shareholders’ equity	117.4	106.8
Total liabilities and shareholders’ equity	$391.5	$374.9

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$251.1	$227.3
Cost of sales	173.8	150.6
Gross profit	77.3	76.7
Selling, distribution & administrative expenses	70.7	65.2
Operating income from continuing operations	6.6	11.5
Interest and other (income) expense, net	0.1	0.2
Income from continuing operations before income taxes	6.5	11.3
Provision for income taxes	1.0	3.0
Net income from continuing operations	5.5	8.3
Net income (loss) from discontinued operations	9.7	(0.1)
Net income	$15.2	$8.2

Net income per common share from continuing operations:
Basic	$0.15	$0.21
Diluted	$0.14	$0.21
Net income (loss) per common share from discontinued operations:
Basic	$0.26	$0.00
Diluted	$0.25	$0.00
Net income per common share:
Basic	$0.41	$0.21
Diluted	$0.39	$0.21

Weighted average common and common equivalent shares:
Basic	37.7	37.7
Diluted	37.9	37.9

Dividends declared	$0.16	$1.14

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income	$15.2	$8.2
Other comprehensive income:
Foreign currency translation	0.1	(0.2)
Total comprehensive income	$15.3	$8.0

See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income from continuing operations	$5.5	$8.3
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.0	1.1
Provision for credit losses	0.4	0.2
Stock-based compensation	0.4	1.0
Provision for deferred taxes	0.5	0.0
Changes in operating assets and liabilities:
Accounts receivable	(2.8)	(7.3)
Inventories	(2.4)	4.6
Prepaid expenses and other assets	0.2	(1.7)
Income taxes payable	0.4	2.9
Accounts payable	17.3	2.3
Accrued expenses, other current liabilities and other liabilities	(11.6)	2.3
Net cash provided by operating activities from continuing operations	8.9	13.7
Net cash provided by (used in) operating activities from discontinued operations	12.0	(0.1)
Net cash provided by operating activities	20.9	13.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.9)	(0.3)
Net cash used in investing activities	(0.9)	(0.3)

Cash flows from financing activities:
Proceeds from short-term borrowings	19.6	0.0
Repayment of short-term borrowings	(19.6)	0.0
Dividends paid	(6.4)	(43.3)
Proceeds from issuance of common stock	2.3	0.3
Payment of payroll taxes on stock-based compensation through shares withheld	(1.9)	(0.3)
Proceeds from the issuance of common stock from employee stock purchase plan	0.5	0.4
Purchase of treasury shares	0.0	(3.4)
Net cash used in financing activities	(5.5)	(46.3)

Effects of exchange rates on cash	0.0	(0.1)

Net increase (decrease) in cash	14.5	(33.1)
Cash, cash equivalents and restricted cash– beginning of period	24.0	97.2
Cash, cash equivalents and restricted cash – end of period	$38.5	$64.1
See Notes to Condensed Consolidated Financial Statements.

Supplemental disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$36.9	$64.1
Restricted cash (1)	1.6	0.0
Cash, cash equivalents and restricted cash	$38.5	$64.1

(1)The Company has restricted cash collateralizing letters of credit outstanding of $1.6 million, which are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0.7	$0.0
See Notes to Condensed Consolidated Financial Statements.

Systemax Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2021	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	$106.8
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	65		(1.1)	1.1			0.0
Stock withheld for employee taxes	(47)			(1.9)			(1.9)
Proceeds from issuance of common stock	119		(0.2)	2.5			2.3
Issuance of shares under employee stock purchase plan	29		0.5				0.5
Dividends					(6.0)		(6.0)
Change in cumulative translation adjustment						0.1	0.1
Net income					15.2		15.2
Balances, March 31, 2021	37,718	$0.4	$193.1	$(22.3)	$(57.3)	$3.5	$117.4

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2020	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	$175.5
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(15)			(0.3)			(0.3)
Proceeds from issuance of common stock	30		(0.2)	0.5			0.3
Issuance of shares under employee stock purchase plan	23		0.4				0.4
Dividends					(43.3)		(43.3)
Purchase of treasury shares	(233)			(3.9)			(3.9)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					8.2		8.2
Balances, March 31, 2020	37,520	$0.4	$190.3	$(23.5)	$(32.3)	$2.8	$137.7

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

Included in discontinued operations is the Company’s former North American Technology Group ("NATG") business, which was sold in December 2015 and has been winding down its operations since then. For the three month period ended March 31, 2021, net income from the NATG business totaled $9.7 million (see Note 4, Dispositions and Special (Gains) Charges) and for the three month period ended March 31, 2020, net loss from the NATG business totaled $0.1 million.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2021 and the results of operations for the three month periods ended March 31, 2021 and 2020, statements of comprehensive income (loss) for the three month periods ended March 31, 2021 and 2020, cash flows for the three month periods ended March 31, 2021 and 2020 and changes in shareholders’ equity for the three month periods ended March 31, 2021 and 2020.  The December 31, 2020 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2020 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  The results for the three month period ended March 31, 2021 are not necessarily indicative of the results for the entire year.

Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarter ended on April 3, 2021 and March 28, 2020.  The first quarters of both 2021 and 2020 included 13 weeks.

Related Party Transactions

In the first quarter of 2021, the Company recorded approximately $3.0 million in professional fee expense from a law firm which employs an immediate family member of one of the Company's Vice Chairmen. These fees were contingent fees paid upon receipt of $15.0 million in restitution received in the Company's discontinued operations. Amounts outstanding at March 31, 2021 were de minimis and are recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

On January 1, 2021 the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

On January 1, 2021, the Company adopted ASU 2020-10, Codification Improvements. This ASU amends a variety of topics in the Codification to improve consistency and clarify the guidance. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2020. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

2.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the three months ended March 31, 2021 and 2020, respectively (in millions):

	Three Months Ended March 31,
	2021	2020
Net sales:
United States	$233.5	$215.3
Canada	17.6	12.0
Consolidated	$251.1	$227.3

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of March 31, 2021 and December 31, 2020.

3.Credit Losses

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for March 31, 2021 (in millions):

March 31, 2021
Balance at beginning of period	$1.7
Current period provision	0.4
Write-offs - trade accounts receivable	(0.6)
Balance at end of period	$1.5

The following is a rollforward of the allowances for credit losses related to trade receivables for the year ended December 31, 2020 (in millions):

December 31, 2020
Balance at beginning of period	$6.8
Current period provision	1.2
Write-offs - trade accounts receivable	(0.7)
Write-offs - notes and other receivables*	(5.6)
Balance at end of period	$1.7
*$5.6 million of reserves related to notes and other receivables originated in 2016 and this balance was written off in the second quarter of 2020.

4.Discontinued Operations and Special (Gains) Charges

In the first quarter ended March 31, 2021, the Company's discontinued operations received approximately $15.0 million in restitution receipts offset by approximately $3.0 million of professional fees related to the ongoing restitution proceedings and recorded approximately $0.1 million in vendor settlements. Discontinued operations also recorded approximately $0.5 million in benefit from settlement of payable accounts and recorded approximately $2.9 million of income tax expense. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

The following table details liabilities related to the exit costs of the sold businesses that remain as of March 31, 2021 (in millions):

Accrued exit costs
Balance January 1, 2021	$2.8
Charged to expense	0.0
Paid or otherwise settled	(0.1)
Balance March 31, 2021	$2.7

The following table details liabilities related to the exit costs of the sold businesses that remained for 2020 (in millions):

Accrued exit costs
Balance January 1, 2020	$2.8
Charged to expense	0.4
Paid or otherwise settled	(0.4)
Balance December 31, 2020	$2.8

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three months ended March 31, 2021 and 2020 (in millions, except for per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income from continuing operations	$5.5	$8.3
Less: Distributed net income available to participating securities	0.0	(0.3)
Numerator for basic and diluted net income per share:
Undistributed and distributed net income available to common shareholders	$5.5	$8.0

Denominator:
Weighted average shares outstanding for basic net income per share	37.7	37.7
Effect of dilutive securities	0.2	0.2
Weighted average shares outstanding for diluted net income per share	37.9	37.9
Net income per share from continuing operations:
Basic	$0.15	$0.21
Diluted	$0.14	$0.21

Net income (loss) from discontinued operations	$9.7	$(0.1)
Net income (loss) per share from discontinued operations:
Basic	$0.26	$0.00
Diluted	$0.25	$0.00

Net income per share:
Basic	$0.41	$0.21
Diluted	$0.39	$0.21

Potentially dilutive securities	0.2	0.7

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Systemax Inc.'s common stock, and their inclusion would be anti-dilutive.

6.Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The Company expects to renew this facility before its expiration in 2021. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2021, eligible collateral under the credit agreement was $75.0 million, total availability and excess availability was $72.5 million, and there were no outstanding borrowings. The Company has restricted cash collateralizing letters of credit outstanding of $1.6 million at March 31, 2021 recorded within Other assets on the accompanying Condensed Consolidated Balance Sheets. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2021.

7.Fair Value Measurements

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
Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At March 31, 2021 and December 31, 2020, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

The fair value with respect to goodwill, non-amortizing intangibles and long-lived assets is measured in connection with the Company’s annual impairment testing. The Company operates in one reporting unit and in the fourth quarter of each year performs a quantitative assessment of its goodwill by comparing the Company's fair market value, or market capitalization, to the carrying value of the Company, including goodwill, to determine if impairment exists. Any excess of the carrying amount over fair value would be charged to impairment expense.

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

8.Stock Repurchases

In July 2018 the Company's Board of Directors approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. During the first quarter of 2021 no shares were repurchased.

During the first quarter of 2020, the Company repurchased 233,249 common shares for approximately $3.9 million.

9.Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company's NATG subsidiaries are also being audited by an entity representing 27 states seeking recovery of “unclaimed property” and has received separate demands from 19 states requesting payments of their claimed amounts.  The Company has complied with the unclaimed property audit, has provided requested information and has corresponded with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2021 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2021 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors.

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
•the temporary closing of many businesses, and reduced business activity, during the Coronavirus pandemic has negatively impacted the general economy, and decreased customer purchasing volume, generally, which negatively affected our business and may do so in future quarters until general business activity reaches pre-pandemic levels;
•additionally governmental mandated shutdowns of or restrictions on entities deemed to be non-essential businesses has negatively impacted sales of our products to those businesses and will continue to impact our sales as long as these restrictions are in place;
•the extent to which the Coronavirus pandemic continues to impact our operations and financial results will depend on numerous evolving factors including: the duration of the pandemic, our ability to keep our distribution centers operating productively and with minimal down time for Coronavirus safety and remediation efforts, governmental actions such as “stay at home” or “shelter in place” regulations or guidelines, that have been and continue to be taken in response to the pandemic, the impact, duration and severity of the pandemic on economic activity, how long it will take to return to more historic levels of economic growth, and the effect of the economic downturn on our customers and customer demand for our products;
•factors affecting the global supply chain and the shipping and distribution of products imported to the United States by us or our domestic vendors, such as extreme weather conditions, global availability of shipping containers, port congestion, and freight and fuel costs have adversely impacted our results and could continue to do so;
•these increases in freight and shipping costs have from time to time impacted our margins to the extent the increases could not be passed along to customers in a timely manner and may impact our margins again in the future;
•our reliance on common carrier delivery services for shipping inventoried merchandise to customers and our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory has also been adversely affected by these supply chain challenges;

•delays in the timely availability of products from our suppliers could delay receipt of needed product and result in lost sales;
•in this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations as well as from other countries, have been, and in the future could continue to be adversely affected by allocation restrictions of difficult to source products by our vendors;
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
•quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the Coronavirus pandemic have in the past and could in the future adversely affect the timely availability of products resulting in delayed or lost sales;
•liquidity constraints on our vendors or customers;
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
•rising interest rates, increased borrowing costs or limited credit availability, including our own ability to maintain satisfactory credit agreements and to renew credit facilities, could impact both our and our customers’ ability to fund purchases and conduct operations in the ordinary course; and
•pending or threatened litigation and investigations, and other government actions, such as anti-dumping, unclaimed property, or trade and customs actions by U.S. or foreign governmental authorities, have occurred in the past and although had no material impact to our business, could adversely affect our business and results of operation in the future.

Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2020, describe certain factors, among others, that could contribute to or cause such differences.

Overview

Systemax Inc., through its operating subsidiaries, is primarily a direct marketer of brand name and private label industrial and business equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers.

Continuing Operations

The Company, through its operating subsidiaries, sells a wide array of industrial and general business hard goods and supplies and to a lesser extent products that would fall into the generally recognizable category of maintenance, repair and operational ("MRO") products, which are marketed in North America.  These products are manufactured by other companies. Some products are manufactured for us as a white label product and some are manufactured to our own design: these products are marketed as private label under the trademarks: GlobalTM, GlobalIndustrial.comTM, NexelTM, ParamountTM and InterionTM..

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting policies and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2020 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The Company had strong top line performance as first quarter revenue increased 10.5% to $251.1 million. Sales reflect a continued recovery in core categories, which finished the quarter with a strong March, and solid demand for our Global Industrial branded products. Gross margin, specifically freight margin and resulting overall profitability declines in the quarter reflect the impact of the February winter storms, increased costs related to the transition to a new third party logistics provider ("3PL"), inflationary freight pressures, and a write down of personal protective equipment inventory. These factors were partially offset by improved product margins, as well as selling, distribution and administrative leverage. The Company believes that freight pressures, which include the impact of the new 3PL relationship, less-than-truckload ("LTL") costs, port congestion and container availability, will remain elevated over the prior year in the near-term but are temporary and will ease as we move through the summer.

As the Company continued to execute on its Accelerating the Customer Experience ("ACE") strategy and make strategic investments in our growth, we made a strategic decision to enhance our fulfillment capabilities by transitioning to a new 3PL provider. We anticipate, this relationship will allow for better long-term cost management and drive continuous improvement of our customer’s experience. In addition, the Company will continue to invest in growth initiatives including our e-commerce optimization which will help us drive long-term improvements in customer retention and conversion rates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2020 Annual Report on Form 10-K.

Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  The accounting policies that have been identified as critical to our business operations and understanding the results of operations pertain to leases, revenue recognition; accounts receivable and allowance for credit losses; inventory valuation; goodwill and intangible assets; long-lived assets; and income taxes.  The application of each of these critical accounting policies and estimates was discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no significant changes in the application of critical accounting policies or estimates during 2021.  Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the condensed consolidated financial statements of the Company accurately reflect management’s best estimate of the consolidated results of operations, financial position and cash flows of the Company for the periods presented.  Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies.  We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

Highlights from Q1 2021

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•Consolidated sales increased 10.5% to $251.1 million compared to $227.3 million last year.
•Consolidated operating income from continuing operations declined 42.6% to $6.6 million compared to $11.5 million last year.
•Net income per diluted share from continuing operations decreased 33.3% to $0.14 compared to $0.21 last year.

Results of Operations

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020(1)

Key Performance Indicators* (in millions):

	Three Months Ended March 31,
	2021	2020	% Change
Net sales of continuing operations:
Consolidated net sales	$251.1	$227.3	10.5%
Consolidated gross profit	$77.3	$76.7	0.8%
Consolidated gross margin	30.8%	33.7%	(2.9)%
Consolidated SD&A costs	$70.7	$65.2	8.4%
Consolidated SD&A costs as a % of net sales	28.2%	28.7%	(0.5)%
Operating income from continuing operations:
Consolidated operating income	$6.6	$11.5	(42.6)%
Consolidated operating margin from continuing operations	2.6%	5.1%	(2.5)%
Effective income tax rate	15.4%	26.5%	(11.1)%
Net income from continuing operations	$5.5	$8.3	(33.7)%
Net margin from continuing operations	2.2%	3.7%	(1.5)%
Net income per diluted share from continuing operations	$0.14	$0.21	(33.3)%
Net income (loss) from discontinued operations	$9.7	$(0.1)	NM
*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).
NM - not meaningful

1	Systemax manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month. The actual fiscal quarter ended on April 3, 2021 and March 28, 2020. The first quarter of both 2021 and 2020 included 13 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 10.5% during the quarter ended March 31, 2021 as the Company's sales reflect a continued recovery in core categories, which finished the quarter with a strong March, and solid demand for our Global Industrial branded products. Overall the Company generated revenue growth in the mid-teens in both January and March 2021, offset by a soft February 2021, which saw a slight decline year over year and was impacted by significant winter storms that disrupted much of the supply chain during that month.

U.S. sales increased 8.5% in the quarter ended March 31, 2021 compared to the same period in 2020. Canada sales were up approximately 46.7%, 38.6% in local currency. Consolidated average daily sales increased 8.9% compared to the same period last year.

There were 65 selling days in the first quarter of 2021 and 64 selling days in the first quarter of 2020 in the U.S. and in Canada there were 63 selling days in the first quarter of 2021 and 2020.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, freight pricing decisions including the use of free or other promotional freight plans, freight cost inflation including both domestic outbound freight as well as international inbound ocean freight, inventory valuation and obsolescence and other variables, any or all of which have in the past and may in the future result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, inflationary pressures on both transportation and raw material costs, carrier transition expense, changes in mix as a result of the normalization of our customer’s demand of personal protective equipment ("PPE") and other related products, and historical seasonality.

Gross margin declined 290 basis points in the first quarter of 2021 compared to the first quarter of 2020 driven by a combination of factors, including a $2.7 million write-down of certain personal protective equipment products. This write-down is the result of the normalization of demand for certain inventory positions that were taken to service customers during the pandemic. Excluding this write-down, gross margin would have declined 140 basis points compared to the first quarter of 2020. Gross margin performance reflects increased LTL costs related to the transition to a new 3PL provider and continued ocean freight pricing pressures. Additionally, weather-related closure of our Texas distribution center in the quarter, as well as, limited carrier availability across the entire distribution network resulted in additional freight costs. These factors were partially offset by favorable product margins as the private label offering captured a larger share of our sales mix. With the transition to the new 3PL provider, the Company anticipates this relationship will allow for better long-term cost management and drive continuous improvement of the customer's experience, as well as, allow the Company to manage the carrier relationship and service delivery levels. The Company did see some freight margin recovery at the end of the first quarter of 2021. The Company believes the negative drivers of the first quarter margin performance are temporary and will ease as we move through the summer.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

SD&A costs as a percentage of sales decreased 50 basis points compared to the first quarter of 2020. This improved SD&A leverage reflects optimization in our marketing spend and fixed cost leverage resulting from the sales growth in the quarter. In the first quarter of 2021, the significant cost decreases include lower internet advertising spend of approximately $0.5 million, and an insurance recovery of approximately $0.4 million. Offsetting these decreased costs was approximately $1.9 million related to increased salary and related costs, including continued investment in our sales force, $1.2 million related to increased temporary labor costs in certain of our warehouses and back office functions, increased consulting and professional fees of approximately $1.1 million related to our continuing customer centric strategy initiatives and our e-commerce optimization project, increased rent and related costs of approximately $0.6 million and increased dues and subscription fees of approximately $0.5 million.

DISCONTINUED OPERATIONS AND SPECIAL CHARGES

In the first quarter ended March 31, 2021, the Company's discontinued operations received approximately $15.0 million in restitution receipts offset by approximately $3.0 million of professional fees related to the ongoing restitution proceedings and recorded approximately $0.1 million in vendor settlements. Discontinued operations also recorded approximately $0.5 million in benefit from settlement of payable accounts and recorded approximately $2.9 million of income tax expense.

OPERATING MARGIN

Operating margin for the three months ended March 31, 2021 declined by 250 basis points compared to the first quarter in 2020. As discussed above, this decrease was driven by the inventory write-down, the transition to a new third party logistic partner, continued ocean freight pricing pressures and weather-related closure of our Texas distribution center which affected carrier availability and resulted in additional freight costs. These factors were partially offset by favorable product margins and SD&A leverage.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.1 million in the first quarter of 2021 compared to $0.2 million expense in the first quarter of 2020.

INCOME TAXES

In the three month period ended March 31, 2021, the Company reported income taxes in continuing operations of approximately $1.0 million related to its U.S. and India operations including tax expense for certain U.S. states. The first quarter 2021 tax rate was benefited by excess benefits from stock option exercises of approximately $0.4 million and pre-tax income in Canada of approximately $1.7 million where the Company has a full valuation allowance against its deferred tax assets, including net operating losses, and taxable income is fully offset by net operating losses.

In the three month period ended March 31, 2020, the Company reported income taxes in continuing operations of approximately $3.0 million related to its U.S. and India operations including tax expense for certain U.S. states.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	March 31, 2021	December 31, 2020	$ Change
Cash and cash equivalents	$36.9	$22.4	$14.5
Accounts receivable, net	$104.7	$102.3	$2.4
Inventories	$134.7	$132.3	$2.4
Prepaid expenses and other current assets	$6.6	$6.8	$(0.2)
Accounts payable	$142.2	$125.4	$16.8
Accrued expenses and other current liabilities	$42.6	$50.7	$(8.1)
Operating lease liabilities	$9.8	$10.3	$(0.5)
Working capital	$88.3	$77.4	$10.9

Historical Cash Flows

	Three Ended March 31,
	2021	2020
Net cash provided by operating activities from continuing operations	$8.9	$13.7
Net cash provided by (used in) operating activities from discontinued operations	$12.0	$(0.1)
Net cash used in investing activities from continuing operations	$(0.9)	$(0.3)
Net cash used in financing activities from continuing operations	$(5.5)	$(46.3)
Effects of exchange rates on cash	$0.0	$(0.1)
Net increase (decrease) in cash and cash equivalents	$14.5	$(33.1)

Our primary liquidity needs are to support working capital requirements in our business and to fund recently declared and any future dividends, funding capital expenditures including expansion of our New Jersey distribution center, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure specifically related to our e-commerce shopping experience, and sales force productivity and automation, continuing investment in upgrading and expanding our distribution footprint, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs. We currently believe that current cash on hand and cash flow from operations will be sufficient to fund our working capital and other cash requirements for at least the next twelve months inclusive of a continuation of current business conditions. We also believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $10.9 million primarily related to increased cash, accounts receivable, inventory balances and reduced accrued expenses and other current liabilities partially offset by increased accounts payable balances. Accounts receivable days outstanding were 37.4 in 2021 compared to 36.4 in 2020. Inventory turns were 5.2 in 2021 compared to 5.9 in 2020 and accounts payable days outstanding were 69.2 in 2021 compared to 69.8 in 2020.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $8.9 million compared to $13.7 million provided in 2020 attributable to cash generated from net income adjusted by other non-cash items, which provided $7.8 million in 2021 compared to $10.6 million provided by these items in 2020 primarily due to lower net income generated in the first quarter of 2021. Changes in our working capital accounts provided $1.1 million in cash compared to $3.1 million provided in 2020, primarily the result of the changes in accounts payable, accrued expenses, other current liabilities and other liabilities, income taxes payable, accounts receivable and inventory balances. Net cash provided by operating activities from discontinued operations was $12.0 million for the three months ended March 31, 2021 and net cash used in operating activities from discontinued operations was $0.1 million for the three months ended March 31, 2020.

Investing Activities

Net cash used in investing activities totaled $0.9 million and was primarily for warehouse machinery and equipment. Net cash used in investing activities in 2020 totaled $0.3 million primarily for leasehold improvements, warehouse machinery and equipment and molds.

Financing Activities

Net cash used in financing activities totaled $5.5 million in 2021 primarily related to the regular quarterly dividend of $0.16 per share declared in February 2021 which totaled approximately $6.4 million. Proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld totaled $0.4 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.5 million. Net cash used in financing activities in 2020 totaled $46.3 million primarily related to the special dividend of $1.00 declared in February 2020 and the regular quarterly dividends of $0.14 per share, which totaled approximately $43.3 million and repurchases of treasury shares of $3.4 million. Proceeds from the issuance of common stock from employee stock purchase plan was $0.4 million and proceeds from stock option exercises was $0.3 million, offset by payments of payroll taxes on stock-based compensation through shares withheld of $0.3 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The Company expects to renew this facility before its expiration in 2021. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of March 31, 2021, eligible collateral under the credit agreement was $75.0 million, total availability and excess availability was $72.5 million and there were no outstanding borrowings. The Company has restricted cash collateralizing letters of credit outstanding of $1.6 million at March 31, 2021 recorded within Other assets on the accompanying Condensed Consolidated Balance Sheets. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2021.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at March 31, 2021 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements. During the first quarter of 2021 the Company entered into a lease for additional warehouse space and renewed an office space lease. Right of Use assets recorded related to these transactions were approximately $0.7 million.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of March 31, 2021, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At March 31, 2021 cash balances held in foreign subsidiaries totaled approximately $4.8 million. These balances are held in local country banks. The Company had in excess of $106 million of liquidity (cash, restricted cash and undrawn line of credit) in the U.S. as of March 31, 2021.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2021 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2021, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.  The Company's NATG subsidiaries are also being audited by an entity representing 27 states seeking recovery of “unclaimed property” and has received separate demands from 19 states requesting payments of their claimed amounts.  The Company has complied with the unclaimed property audit, has provided requested information and has corresponded with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2021 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2021 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

SYSTEMAX INC.

Date: May 7, 2021	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMAX INC.

Date: May 7, 2021	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer