Form 10-Q
period 2021-06-30
GLOBAL INDUSTRIAL Co
filed 2021-08-05
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

COMMISSION FILE NUMBER 1-13792
Global Industrial Company
(Exact name of registrant as specified in its charter)

Delaware	11-3262067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Harbor Park Drive
Port Washington, New York 11050
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (516) 608-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.01 par value)	GIC	New York Stock Exchange

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

The number of shares outstanding of the registrant’s Common Stock as of July 30, 2021 was 37,736,866.

Available Information

We maintain an internet web site at investors.globalindustrial.com.  We file reports with the Securities and Exchange Commission (“SEC”) and make available free of charge on or through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports.  These are available as soon as is reasonably practicable after they are filed with the SEC.  All reports mentioned above are also available from the SEC’s website (www.sec.gov).  The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

In accordance with the corporate governance rules of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company web site, investors.globalindustrial.com.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$41.6	$22.4
Accounts receivable, net	111.2	102.3
Inventories	131.4	132.3
Prepaid expenses and other current assets	8.1	6.8
Total current assets	292.3	263.8

Property, plant and equipment, net	16.8	16.6
Operating lease right-of-use assets	74.1	77.3
Deferred income taxes	10.3	7.6
Goodwill and intangibles	6.9	7.0
Other assets	2.4	2.6
Total assets	$402.8	$374.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$130.1	$125.4
Accrued expenses and other current liabilities	50.1	50.7
Operating lease liabilities	10.1	10.3
Total current liabilities	190.3	186.4
Other liabilities	4.3	4.5
Operating lease liabilities	73.7	77.2
Total liabilities	268.3	268.1

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	193.8	193.5
Treasury stock	(21.9)	(24.0)
Retained (deficit) earnings	(41.4)	(66.5)
Accumulated other comprehensive income	3.6	3.4
Total shareholders’ equity	134.5	106.8
Total liabilities and shareholders’ equity	$402.8	$374.9

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$272.6	$242.1	$523.7	$469.4
Cost of sales	174.6	157.3	348.4	307.9
Gross profit	98.0	84.8	175.3	161.5
Selling, distribution & administrative expenses	73.3	64.7	144.0	129.9
Operating income from continuing operations	24.7	20.1	31.3	31.6
Interest and other (income) expense, net	0.1	0.0	0.2	0.2
Income from continuing operations before income taxes	24.6	20.1	31.1	31.4
Provision for income taxes	3.5	4.8	4.5	7.8
Net income from continuing operations	21.1	15.3	26.6	23.6
Net income from discontinued operations	0.9	1.1	10.6	1.0
Net income	$22.0	$16.4	$37.2	$24.6

Net income per common share from continuing operations:
Basic	$0.56	$0.41	$0.70	$0.62
Diluted	$0.55	$0.40	$0.70	$0.62
Net income per common share from discontinued operations:
Basic	$0.02	$0.03	$0.28	$0.03
Diluted	$0.02	$0.03	$0.28	$0.03
Net income per common share:
Basic	$0.58	$0.44	$0.98	$0.65
Diluted	$0.57	$0.43	$0.98	$0.65

Weighted average common and common equivalent shares:
Basic	37.7	37.5	37.7	37.6
Diluted	37.9	37.6	37.9	37.8

Dividends declared	$0.16	$0.14	$0.32	$1.28

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$22.0	$16.4	$37.2	$24.6
Other comprehensive income:
Foreign currency translation	0.1	0.0	0.2	(0.2)
Total comprehensive income	$22.1	$16.4	$37.4	$24.4

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income from continuing operations	$26.6	$23.6
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.9	2.1
Provision for credit losses	1.2	0.9
Stock-based compensation	1.4	1.8
Benefit from deferred taxes	(2.7)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(10.0)	(23.2)
Inventories	1.1	(20.1)
Prepaid expenses and other assets	(1.4)	(2.4)
Income taxes payable	(3.3)	8.1
Accounts payable	6.6	14.9
Accrued expenses, other current liabilities and other liabilities	(0.9)	7.8
Net cash provided by operating activities from continuing operations	20.5	13.4
Net cash provided by operating activities from discontinued operations	11.8	1.0
Net cash provided by operating activities	32.3	14.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.1)	(0.4)
Net cash used in investing activities	(2.1)	(0.4)

Cash flows from financing activities:
Proceeds from short-term borrowings	19.6	0.0
Repayment of short-term borrowings	(19.6)	0.0
Dividends paid	(12.5)	(48.6)
Proceeds from issuance of common stock	2.5	0.3
Payment of payroll taxes on stock-based compensation through shares withheld	(2.0)	(0.3)
Proceeds from the issuance of common stock from employee stock purchase plan	0.5	0.4
Purchase of treasury shares	0.0	(4.8)
Net cash used in financing activities	(11.5)	(53.0)

Effects of exchange rates on cash	0.0	(0.1)

Net increase (decrease) in cash	18.7	(39.1)
Cash, cash equivalents and restricted cash– beginning of period	24.0	97.2
Cash, cash equivalents and restricted cash – end of period	$42.7	$58.1
See Notes to Condensed Consolidated Financial Statements.

Supplemental disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$41.6	$58.1
Restricted cash (1)	1.1	0.0
Cash, cash equivalents and restricted cash	$42.7	$58.1

(1)The Company has restricted cash collateralizing letters of credit outstanding of $1.1 million, which are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.6	$4.1
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2021	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	$106.8
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	65		(1.1)	1.1			0.0
Stock withheld for employee taxes	(47)			(1.9)			(1.9)
Proceeds from issuance of common stock	119		(0.2)	2.5			2.3
Issuance of shares under employee stock purchase plan	29		0.5				0.5
Dividends					(6.0)		(6.0)
Change in cumulative translation adjustment						0.1	0.1
Net income					15.2		15.2
Balances, March 31, 2021	37,718	$0.4	$193.1	$(22.3)	$(57.3)	$3.5	$117.4
Stock-based compensation expense			1.0				$1.0
Issuance of restricted stock	8		(0.1)	0.1			0.0
Stock withheld for employee taxes	(4)			(0.1)			(0.1)
Proceeds from issuance of common stock	15		(0.2)	0.4			0.2
Dividends					(6.1)		(6.1)
Change in cumulative translation adjustment						0.1	0.1
Net income					$22.0		22.0
Balances, June 30, 2021	37,737	$0.4	$193.8	$(21.9)	$(41.4)	$3.6	$134.5

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2020	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	$175.5
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(15)			(0.3)			(0.3)
Proceeds from issuance of common stock	30		(0.2)	0.5			0.3
Issuance of shares under employee stock purchase plan	23		0.4				0.4
Dividends					(43.3)		(43.3)
Purchase of treasury shares	(233)			(3.9)			(3.9)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					8.2		8.2
Balances, March 31, 2020	37,520	$0.4	$190.3	$(23.5)	$(32.3)	$2.8	$137.7
Stock-based compensation expense			0.8				0.8
Issuance of restricted stock	5		(0.1)	0.1			0.0
Dividends					(5.3)		(5.3)
Purchase of treasury shares	(50)			(0.9)			(0.9)
Net income					16.4		16.4
Balances, June 30, 2020	37,475	$0.4	$191.0	$(24.3)	$(21.2)	$2.8	$148.7

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation

The accompanying condensed consolidated financial statements of Global Industrial Company, formerly known as Systemax Inc., with its subsidiaries, (the "Company") are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Global Industrial Company, through its operating subsidiaries, is a value-added industrial distributor. Global Industrial Company operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and maintenance, repair and operations ("MRO") products, markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of product is impractical.

The Company's discontinued operations include its former North American Technology Group business, which was sold in December 2015 and has been winding down its operations since then. For the three and six month periods ended June 30, 2021, net income from discontinued operations totaled $0.9 million and $10.6 million, respectively (see Note 4, Discontinued Operations and Special (Gains) Charges). For the three and six month periods ended June 30, 2020, net income from discontinued operations totaled $1.1 million and $1.0 million, respectively.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2021 and the results of operations for the three and six month periods ended June 30, 2021 and 2020, statements of comprehensive income (loss) for the three and six month periods ended June 30, 2021 and 2020, cash flows for the six month periods ended June 30, 2021 and 2020 and changes in shareholders’ equity for the three and six month periods ended June 30, 2021 and 2020.  The December 31, 2020 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2020 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  The results for the six month period ended June 30, 2021 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarter ended on July 3, 2021 and June 27, 2020.  The second quarters of both 2021 and 2020 included 13 weeks and the first six months of both 2021 and 2020 included 26 weeks.

Related Party Transactions

For the six months ended June 30, 2021, the Company recorded approximately $3.0 million in professional fee expense from a law firm which employs an immediate family member of one of the Company's Vice Chairmen. These fees were contingent fees paid upon receipt of $15.0 million in restitution received in the Company's discontinued operations. Amounts outstanding at June 30, 2021 were de minimis and are recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

2.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the three and six months ended June 30, 2021 and 2020, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
United States	$253.6	$226.0	$487.1	$441.3
Canada	19.0	16.1	36.6	28.1
Consolidated	$272.6	$242.1	$523.7	$469.4

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of June 30, 2021 and December 31, 2020.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for June 30, 2021 (in millions):

June 30, 2021
Balance at beginning of period	$1.7
Current period provision	1.2
Write-offs - trade accounts receivable	(0.9)
Balance at end of period	$2.0

The following is a rollforward of the allowances for credit losses related to trade receivables for the year ended December 31, 2020 (in millions):

December 31, 2020
Balance at beginning of period	$6.8
Current period provision	1.2
Write-offs - trade accounts receivable	(0.7)
Write-offs - notes and other receivables*	(5.6)
Balance at end of period	$1.7
*$5.6 million of reserves related to notes and other receivables originated in 2016 and this balance was written off in the second quarter of 2020.

4.Discontinued Operations and Special (Gains) Charges

In the second quarter ended June 30, 2021, the Company's discontinued operations recorded a de minimis amount of special charges and recorded approximately $1.8 million in benefit from settlement of payable accounts offset by operating expenses of approximately $0.4 million and approximately $0.5 million of income tax expense. For the six months ended June 30, 2021, the Company's discontinued operations received approximately $15.0 million in restitution receipts, recorded $2.3 million in benefit from settlement of payable accounts and received approximately $0.1 million in vendor settlements. Offsetting these amounts for the six months ended June 30, 2021 was approximately $3.0 million of professional fees related to the ongoing restitution proceedings, operating expenses of approximately $0.4 million and approximately $3.4 million of income tax expense. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

In the second quarter ended June 30, 2020, the Company's discontinued operations received approximately $1.9 million in restitution receipts and $0.1 million in vendor settlements offset by approximately $0.4 million of professional fees and recorded approximately $0.5 million of income tax expense. For the six months ended June 30, 2020, the Company's discontinued operations received approximately $1.9 million in restitution receipts and $0.1 million in vendor settlements offset by approximately $0.5 million of professional fees and recorded approximately $0.5 million of income tax expense.

The following table details liabilities related to the exit costs of the sold businesses that remain as of June 30, 2021 (in millions):

Accrued exit costs
Balance January 1, 2021	$2.8
Charged to expense	0.2
Paid or otherwise settled	(0.3)
Balance June 30, 2021	$2.7

The following table details liabilities related to the exit costs of the sold businesses that remained for 2020 (in millions):

Accrued exit costs
Balance January 1, 2020	$2.8
Charged to expense	0.4
Paid or otherwise settled	(0.4)
Balance December 31, 2020	$2.8

5.Net Income per Common Share

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the three and six months ended June 30, 2021 and 2020 (in millions, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income from continuing operations	$21.1	$15.3	$26.6	$23.6
Less: Distributed net income available to participating securities	0.0	0.0	0.0	(0.3)
Less: Undistributed net income available to participating securities	(0.1)	(0.1)	(0.1)	0.0
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$21.0	$15.2	$26.5	$23.3
Add: Undistributed net income allocated to participating securities	0.1	0.1	0.1	0.0
Less: Undistributed net income reallocated to participating securities	(0.1)	(0.1)	(0.1)	0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$21.0	$15.2	$26.5	$23.3
Denominator:
Weighted average shares outstanding for basic net income per share	37.7	37.5	37.7	37.6
Effect of dilutive securities	0.2	0.1	0.2	0.2
Weighted average shares outstanding for diluted net income per share	37.9	37.6	37.9	37.8

Net income per share from continuing operations:
Basic	$0.56	$0.41	$0.70	$0.62
Diluted	$0.55	$0.40	$0.70	$0.62

Net income from discontinued operations	$0.9	$1.1	$10.6	$1.0
Less: Undistributed net income available to participating securities	0.0	0.0	(0.1)	0.0
Numerator for basic net income per share:

Undistributed and distributed net income available to common shareholders	$0.9	$1.1	$10.5	$1.0

Add: Undistributed net income allocated to participating securities	0.0	0.0	0.1	0.0
Less: Undistributed net income reallocated to participating securities	0.0	0.0	(0.1)	0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$0.9	$1.1	$10.5	$1.0

Net income per share from discontinued operations:
Basic	$0.02	$0.03	$0.28	$0.03
Diluted	$0.02	$0.03	$0.28	$0.03

Net income per share:
Basic	$0.58	$0.44	$0.98	$0.65
Diluted	$0.57	$0.43	$0.98	$0.65

Potentially dilutive securities	0.1	0.6	0.1	0.6

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Global Industrial Company's common stock, and their inclusion would be anti-dilutive.

6.Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The Company is in the process of renewing this facility on similar terms and expects to extend the term of the agreement for five years before its expiration in October 2021. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2021, eligible collateral under the credit agreement was $75.0 million, total availability and excess availability was $72.5 million, and there were no outstanding borrowings. The Company has restricted cash collateralizing letters of credit outstanding of $1.1 million at June 30, 2021 recorded within Other assets on the accompanying Condensed Consolidated Balance Sheets. The Company was in compliance with all of the covenants of the credit agreement as of June 30, 2021.

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
Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At June 30, 2021 and December 31, 2020, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

8.Stock Repurchases

In July 2018 the Company's Board of Directors approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. During the first six months of 2021, no shares were repurchased.

During the second quarter of 2020, the Company repurchased 50,201 common shares for approximately $0.9 million and for the six months ended June 30, 2020, the Company repurchased approximately 283,450 common shares for approximately $4.8 million under its shares repurchase authorization.

9.Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company's discontinued operations are also being audited by an entity representing 27 states seeking recovery of “unclaimed property” and has received separate demands from 19 states requesting payments of their claimed amounts.  The Company has complied with the unclaimed property audit, has provided requested information and has corresponded with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2021 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2021 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

Overview

Continuing Operations

Global Industrial Company, through its operating subsidiaries, is a value-added industrial distributor of more than a million industrial and maintenance, repair and operations ("MRO") products, in North America going to market through a system of branded e-commerce websites and relationship marketers. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us as a white label product and some are manufactured to our own design:

these products are marketed as private label under the trademarks: GlobalTM, GlobalIndustrial.comTM, NexelTM, ParamountTM and InterionTM..

See Note 2 of Notes to Condensed Consolidated Financial Statements for additional financial information about our business' geographic operations.

Discontinued Operations

See Note 1 and Note 4 of Notes to Condensed Consolidated Financial Statements for further detail on discontinued operations.

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

The Company had a continued strong top line performance in the second quarter as revenue increased 12.6% to $272.6. million, its fourth consecutive quarter of double digit growth. Sales reflect a strong pricing environment as well as growth in most core categories. Sales of pandemic related products and supplies declined substantially on both a year over year and sequential basis as businesses reopened and safety measures were eased across our selling markets. Weekly revenue accelerated as we moved through the quarter, however, as our prior year sales improved into June, our rate of growth slowed from 30% plus in April, to low single digits in May and June. Gross margin, including both product and freight margin improved substantially on both a year over year and sequential basis. Freight margin pressures in the first quarter were largely transitional as we moved to a new third party logistics ("3PL") partner, and we completed that transition earlier than previously anticipated. Most of those costs did not recur during the second quarter. Product margins also showed improvement primarily associated with an improved mix into fulfillment of in stock and private label goods, as well as incremental price capture more than offsetting product cost increases taken in the quarter. In the period, the timing of cost and price increases, including the benefit of selling through lower cost first in, first out ("FIFO") inventory provided a premium to our gross margin. This timing benefit will not be as impactful in future quarters, but the company's goal is to maintain a price and cost balance as we navigate this inflationary market, while at the same time offering a competitive price position.

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

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”).  These authorities issue numerous pronouncements, most of which are not applicable to the Company’s current or reasonably foreseeable operating structure. See Note 1 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements.

Highlights from Q2 2021 and Year to Date Q2 2021

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•Consolidated sales increased 12.6% to $272.6 million for the second quarter of 2021 compared to $242.1 million last year. Consolidated sales increased 11.6% to $523.7 million compared to $469.4 million last year for the six months ended June 30, 2021.
•Consolidated operating income from continuing operations increased 22.9% to $24.7 million for the second quarter of 2021 compared to $20.1 million last year. Consolidated operating income decreased 0.9% to $31.3 million compared to $31.6 million last year for the six months ended June 30, 2021.
•Net income per diluted share from continuing operations increased 37.5% to $0.55 for the second quarter of 2021 compared to $0.40 last year and increased 12.9% to $0.70 for the six months ended June 30, 2021 compared to $0.62 last year. Net income per diluted share from continuing operations was benefited in the quarter and year to date by approximately $0.09 per share as the result of the reversal of valuation allowances against the Company's Canadian net operating losses and other deferred tax assets.

Results of Operations

Three and Six Months Ended June 30, 2021 compared to the Three and Six Months Ended June 30, 2020(1)

Key Performance Indicators* (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net sales of continuing operations:
Consolidated net sales	$272.6	$242.1	12.6%	$523.7	$469.4	11.6%
Consolidated gross profit	$98.0	$84.8	15.6%	$175.3	$161.5	8.5%
Consolidated gross margin	36.0%	35.0%	1.0%	33.5%	34.4%	(0.9)%
Consolidated SD&A costs	$73.3	$64.7	13.3%	$144.0	$129.9	10.9%
Consolidated SD&A costs as a % of net sales	26.9%	26.7%	0.2%	27.5%	27.7%	(0.2)%
Operating income from continuing operations:
Consolidated operating income	$24.7	$20.1	22.9%	$31.3	$31.6	(0.9)%
Consolidated operating margin from continuing operations	9.1%	8.3%	0.8%	6.0%	6.7%	(0.7)%
Effective income tax rate**	14.2%	23.9%	(9.7)%	14.5%	24.8%	(10.3)%
Net income from continuing operations	$21.1	$15.3	37.9%	$26.6	$23.6	12.7%
Net margin from continuing operations	7.7%	6.3%	1.4%	5.1%	5.0%	0.1%
Net income per diluted share from continuing operations	$0.55	$0.40	37.5%	$0.70	$0.62	12.9%
Net income from discontinued operations	$0.9	$1.1	(18.2)%	$10.6	1.0	960.0%
*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).
**During the second quarter of 2021, the Company reversed approximately $3.4 million, or $0.09 per diluted share, in valuation allowances against the net operating losses and deferred tax assets of its Canadian subsidiary.

1	Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month. The actual fiscal quarter ended on July 3, 2021 and June 27, 2020. The second quarter of both 2021 and 2020 included 13 weeks and the first six months of both 2021 and 2020 included 26 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 12.6% during the quarter ended June 30, 2021 as the Company's sales reflect strong sales of seasonal products, a beneficial pricing environment, and strong customer demand for our private label products. Total customer demand in the second quarter outpaced our realized growth rate of 12.6% as open orders increased as we moved through the period due to supply chain constraints which delayed our ability to fulfill select orders. Demand accelerated as we moved through the quarter on an absolute basis, however, our rate of growth slowed to approximately 3% in June due to both the previously mentioned increase in open orders as well as the fact that our prior year comparatives showed improvement due to the surge of demand for safety and other personal protective equipment ("PPE") product last year. For the six months ended June 30, 2021, net sales increased 11.6% reflecting a continued recovery in core categories and solid customer demand for our private label products.

U.S. sales increased 12.2% in the quarter ended June 30, 2021 compared to the same period in 2020 and Canada sales were up approximately 18.0%, 4.9% in local currency. Consolidated average daily sales increased 12.6% compared to the same period last year. For the six months ended June 30, 2021, U.S. sales increased 10.4% compared to the same period in 2020 and Canada sales were up approximately 30.2%, 19.0% in local currency. Consolidated average daily sales for the six months ended June 30, 2021 increased 10.8% compared to the same period last year.

There were 64 selling days in the United States in the second quarter of 2021 and 2020 and 129 selling days in the first six months of 2021 compared to 128 selling days in 2020. In Canada there were 63 selling days in the second quarter of 2021 and 2020 and 126 selling days in the first six months of 2021 and 2020.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, freight pricing decisions including the use of free or other promotional freight plans, freight cost inflation including both domestic outbound freight as well as international inbound ocean freight, inventory valuation and obsolescence and other variables, any or all of which have in the past and may in the future result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, inflationary pressures on both transportation and raw material costs, changes in mix as a result of the normalization of our customer’s demand of PPE and other related products, and historical seasonality.

Gross margin improved by 100 basis points in the second quarter of 2021 as compared to the second quarter of 2020 and improved by 520 basis points sequentially as compared to the first quarter of 2021. Improvement on a year over year basis was primarily the result of mix between in stock and private label products, as well as price capture which provided a net margin benefit as sell price was realized in advance of selling through higher cost inventory. These changes also contributed to the sequential quarterly improvement, but were supplemented by a reduction in transportation costs as we completed our 3PL conversion early in May, as well as a significantly reduced impact of changes to our inventory reserve that were recognized in the first quarter related to the write down of certain PPE products. Gross margin declined approximately 90 basis points for the six months ended June 30, 2021 attributable to multiple factors including an inventory write-down of $2.7 million related to certain PPE products, transitional costs incurred when moving to our 3PL partner and continued ocean freight pricing pressures partially offset by favorable product margins as the private label offering captured a larger share of our sales mix. Margin variability is still likely period to period as inflationary pressures in product costs, domestic transportation, and ocean freight rates continue to be a risk to the business.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

SD&A costs as a percentage of sales increased 20 basis points compared to the second quarter of 2020. In the second quarter of 2021, the significant cost increases primarily reflect the increased marketing investment of approximately $2.5 million to support customer demand shift to core product lines and private label and away from PPE, partially offset by fixed cost leverage as sales volume grew. Other cost increases include increased salary, healthcare and other employee related costs of approximately $1.8 million, increased consulting and professional fees of approximately $1.2 million related to our continuing customer centric strategy initiatives and our e-commerce optimization project, and increased temporary labor costs of approximately $0.9 million as distribution center labor availability remains tight. Additional increased rent and related costs of approximately $0.6 million and increased dues and subscription fees of approximately $0.4 million.

SD&A costs as a percentage of sales decreased 20 basis points compared to the six months ended June 30, 2020. This improved SD&A leverage reflects fixed cost leverage resulting from the sales growth in the period. Significant cost increases include approximately $3.7 million of increased salary, healthcare and other employee related costs, approximately $2.1 million of increased temporary help/help wanted advertising spend in certain of our warehouses and back office functions, $2.3 million of increased net internet advertising spend to support customer demand shift to core product lines and private label products, $1.0 million of increased rent and related costs offset by an insurance recovery of approximately $0.4 million.

DISCONTINUED OPERATIONS AND SPECIAL CHARGES

In the second quarter ended June 30, 2021, the Company's discontinued operations recorded a de minimis amount of special charges and recorded approximately $1.8 million in benefit from settlement of payable accounts offset by operating expenses of $0.4 million and approximately $0.5 million of income tax expense. For the six months ended June 30, 2021, the Company's discontinued operations received approximately $15.0 million in restitution receipts, recorded $2.3 million in benefit from settlement of payable accounts and received approximately $0.1 million in vendor settlements. Offsetting these amounts for the six months ended June 30, 2021 was approximately $3.0 million of professional fees related to the ongoing restitution proceedings, operating expenses of approximately $0.4 million and approximately $3.4 million of income tax expense. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

In the second quarter ended June 30, 2020, the Company's discontinued operations received approximately $1.9 million in restitution receipts and $0.1 million in vendor settlements offset by approximately $0.4 million of professional fees and recorded approximately $0.5 million of income tax expense. For the six months ended June 30, 2020, the Company's discontinued operations received approximately $1.9 million in restitution receipts and $0.1 million in vendor settlements offset by approximately $0.5 million of professional fees and recorded approximately $0.5 million in income tax expense.

OPERATING MARGIN

Operating margin for the three months ended June 30, 2021 improved by 80 basis points compared to the second quarter in 2020. As discussed above, this improvement was driven by improved gross margins, partially offset by a slight increase in SD&A expense as a percentage of sales.

Operating margin for the six months ended June 30, 2021 declined by 70 basis points compared to the same period in 2020. This decline was driven by primarily by gross margins, partially offset by a slight decrease in SD&A expense as a percentage of sales.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.1 million in the second quarter of 2021 and a de minimis amount in the second quarter of 2020. For the six months ended June 30, 2021 and 2020, interest and other (income) expense, net from continuing operations was $0.2 million, which primarily related to interest and foreign currency exchange losses.

INCOME TAXES

In the three month period ended June 30, 2021, the Company reported income taxes in continuing operations of approximately $3.5 million. The second quarter 2021 tax rate was benefited by the reversal of valuation allowances against the Company's Canadian net operating losses and other deferred tax assets of approximately $3.4 million, or $0.09 per diluted share, as well as excess benefits from stock option exercises of approximately $0.1 million. The Company reversed these valuation allowances as it now believes it is more likely than not that the net operating losses and deferred tax assets of its Canadian subsidiary will be realized. In the six month period ended June 30, 2021, the Company reported income taxes in continuing operations of approximately $4.5 million. The six month 2021 tax rate was benefited by the above mentioned reversal of valuation allowances of approximately $3.4 million, or $0.09 per diluted share, as well as excess benefits from stock option exercises of approximately $0.5 million.

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

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	June 30, 2021	December 31, 2020	$ Change
Cash and cash equivalents	$41.6	$22.4	$19.2
Accounts receivable, net	$111.2	$102.3	$8.9
Inventories	$131.4	$132.3	$(0.9)
Prepaid expenses and other current assets	$8.1	$6.8	$1.3
Accounts payable	$130.1	$125.4	$4.7
Accrued expenses and other current liabilities	$50.1	$50.7	$(0.6)
Operating lease liabilities	$10.1	$10.3	$(0.2)
Working capital	$102.0	$77.4	$24.6

Historical Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities from continuing operations	$20.5	$13.4
Net cash provided by operating activities from discontinued operations	$11.8	$1.0
Net cash used in investing activities from continuing operations	$(2.1)	$(0.4)
Net cash used in financing activities from continuing operations	$(11.5)	$(53.0)
Effects of exchange rates on cash	$0.0	$(0.1)
Net increase (decrease) in cash and cash equivalents	$18.7	$(39.1)

Our primary liquidity needs are to support working capital requirements in our business and to fund recently declared and any future dividends, funding capital expenditures, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure specifically related to our e-commerce shopping experience, and sales force productivity and automation, continuing investment in upgrading and expanding our distribution footprint, and funding acquisitions.  We rely principally upon operating cash flow to meet these needs. We currently believe that current cash on hand and cash flow from operations will be sufficient to fund our working capital and other cash requirements for at least the next twelve months inclusive of a continuation of current business conditions. We also believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $24.6 million primarily related to increased cash, accounts receivable, and reduced accrued expenses and other current liabilities partially offset by increased accounts payable balances. Accounts receivable days outstanding were 36.4 in 2021 compared to 38.0 in 2020. Inventory turns were 5.4 in 2021 and 2020 and accounts payable days outstanding were 67.5 in 2021 compared to 71.9 in 2020.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $20.5 million compared to $13.4 million resulting from changes in our working capital accounts, which used $7.9 million in cash in 2021 compared to $14.9 million used in 2020, primarily the result of changes in inventory, accounts receivable, income taxes and accounts payable balances. Cash generated from net income adjusted by other non-cash items provided $28.4 million compared to $28.3 million in 2020 primarily due to higher net income generated in the six months ended June 30, 2021 offset by the reversal of the valuation allowances against the net operating losses and deferred tax assets of our Canadian subsidiary. Net cash provided by operating activities from discontinued operations was $11.8 million for the six months ended June 30, 2021 and $1.0 million for the six months ended June 30, 2020.

Investing Activities

Net cash used in investing activities totaled $2.1 million and was primarily for warehouse machinery and equipment for the recent expansion of our New Jersey distribution center. Net cash used in investing activities in 2020 totaled $0.4 million primarily for leasehold improvements, warehouse machinery and equipment and molds.

Financing Activities

Net cash used in financing activities totaled $11.5 million in 2021 primarily related to the regular quarterly dividend of $0.16 per share, which totaled approximately $12.5 million. Proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld totaled $0.5 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.5 million. Net cash used in financing activities in 2020 totaled $53.0 million primarily related to the special dividend of $1.00 declared in February 2020 and the regular quarterly dividends of $0.14 per share, which totaled approximately $48.6 million and repurchases of treasury shares of $4.8 million. Proceeds from the issuance of common stock from employee stock purchase plan was $0.4 million and proceeds from stock option exercises was $0.3 million, offset by payments of payroll taxes on stock-based compensation through shares withheld of $0.3 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 28, 2021 and provides for borrowings in the United States. The Company is in the process of renewing this facility on similar terms and expects to extend the term of the agreement for five years before its expiration in October 2021. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of June 30, 2021, eligible collateral under the credit agreement was $75.0 million, total availability and excess availability was $72.5 million and there were no outstanding borrowings. The Company has restricted cash collateralizing letters of credit outstanding of $1.1 million at June 30, 2021 recorded within Other assets on the accompanying Condensed Consolidated Balance Sheets. The Company was in compliance with all of the covenants of the credit agreement as of June 30, 2021.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at June 30, 2021 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements. For the six months ended June 30, 2021, the Company entered into a lease for new office space, additional warehouse space, and renewed warehouse and two office space leases. Right of Use assets recorded related to these transactions were approximately $2.6 million.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of June 30, 2021, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At June 30, 2021 cash balances held in foreign subsidiaries totaled approximately $5.7 million. These balances are held in local country banks. The Company had in excess of $109 million of liquidity (cash, restricted cash and undrawn line of credit) in the U.S. as of June 30, 2021.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2021 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of June 30, 2021, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company's legal proceedings, see Note 9, Legal Proceedings, of Notes to Condensed Consolidated Financial Statements.

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

GLOBAL INDUSTRIAL COMPANY

Date: August 5, 2021	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: August 5, 2021	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer