Form 10-Q
period 2021-09-30
GLOBAL INDUSTRIAL Co
filed 2021-11-04
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares outstanding of the registrant’s Common Stock as of October 29, 2021 was 37,813,547.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$54.1	$22.4
Accounts receivable, net	119.5	102.3
Inventories	141.4	132.3
Prepaid expenses and other current assets	7.0	6.8
Total current assets	322.0	263.8

Property, plant and equipment, net	17.4	16.6
Operating lease right-of-use assets	71.4	77.3
Deferred income taxes	9.9	7.6
Goodwill and intangibles	6.9	7.0
Other assets	2.2	2.6
Total assets	$429.8	$374.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$134.7	$125.4
Accrued expenses and other current liabilities	55.8	50.7
Operating lease liabilities	10.3	10.3
Total current liabilities	200.8	186.4
Other liabilities	4.7	4.5
Operating lease liabilities	71.0	77.2
Total liabilities	276.5	268.1

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	195.0	193.5
Treasury stock	(21.1)	(24.0)
Retained (deficit) earnings	(24.4)	(66.5)
Accumulated other comprehensive income	3.4	3.4
Total shareholders’ equity	153.3	106.8
Total liabilities and shareholders’ equity	$429.8	$374.9

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$277.4	$285.7	$801.1	$755.1
Cost of sales	175.4	183.4	523.8	491.3
Gross profit	102.0	102.3	277.3	263.8
Selling, distribution & administrative expenses	71.4	70.9	215.4	200.8
Operating income from continuing operations	30.6	31.4	61.9	63.0
Interest and other (income) expense, net	0.2	(0.1)	0.4	0.1
Income from continuing operations before income taxes	30.4	31.5	61.5	62.9
Provision for income taxes	7.2	7.4	11.7	15.2
Net income from continuing operations	23.2	24.1	49.8	47.7
Net (loss) income from discontinued operations	(0.1)	0.5	10.5	1.5
Net income	$23.1	$24.6	$60.3	$49.2

Net income per common share from continuing operations:
Basic	$0.61	$0.64	$1.31	$1.26
Diluted	$0.61	$0.64	$1.31	$1.26
Net (loss) income per common share from discontinued operations:
Basic	$0.00	$0.01	$0.28	$0.04
Diluted	$0.00	$0.01	$0.28	$0.04
Net income per common share:
Basic	$0.61	$0.65	$1.59	$1.30
Diluted	$0.61	$0.65	$1.59	$1.30

Weighted average common and common equivalent shares:
Basic	37.8	37.5	37.7	37.6
Diluted	38.0	37.6	37.9	37.7

Dividends declared	$0.16	$0.14	$0.48	$1.42

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$23.1	$24.6	$60.3	$49.2
Other comprehensive income:
Foreign currency translation	(0.2)	0.3	0.0	0.1
Total comprehensive income	$22.9	$24.9	$60.3	$49.3

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income from continuing operations	$49.8	$47.7
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2.8	3.1
Provision for credit losses	1.8	1.4
Stock-based compensation	2.0	3.5
Benefit from deferred taxes	(2.4)	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	(19.1)	(27.3)
Inventories	(9.1)	(19.9)
Prepaid expenses and other assets	(0.2)	(3.1)
Income taxes payable	2.3	4.5
Accounts payable	11.3	14.1
Accrued expenses, other current liabilities and other liabilities	0.1	18.0
Net cash provided by operating activities from continuing operations	39.3	41.5
Net cash provided by operating activities from discontinued operations	11.6	0.9
Net cash provided by operating activities	50.9	42.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.4)	(1.2)
Net cash used in investing activities	(3.4)	(1.2)

Cash flows from financing activities:
Proceeds from short-term borrowings	19.6	0.0
Repayment of short-term borrowings	(19.6)	0.0
Dividends paid	(18.6)	(53.9)
Proceeds from issuance of common stock	3.8	0.5
Payment of payroll taxes on stock-based compensation through shares withheld	(2.5)	(0.4)
Proceeds from the issuance of common stock from employee stock purchase plan	1.1	0.8
Purchase of treasury shares	0.0	(7.0)
Net cash used in financing activities	(16.2)	(60.0)

Effects of exchange rates on cash	(0.1)	0.0

Net increase (decrease) in cash	31.2	(18.8)
Cash, cash equivalents and restricted cash – beginning of period	24.0	97.2
Cash, cash equivalents and restricted cash – end of period	$55.2	$78.4
See Notes to Condensed Consolidated Financial Statements.

Supplemental disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54.1	$78.4
Restricted cash (1)	1.1	0.0
Cash, cash equivalents and restricted cash	$55.2	$78.4

(1) The Company has restricted cash collateralizing letters of credit outstanding of $1.1 million, $1.6 million and $0 million, as of 9/30/2021, 12/31/2020 and 9/30/2020, respectively, which are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.6	$27.6
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2021	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	$106.8
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	65		(1.1)	1.1			0.0
Stock withheld for employee taxes	(47)			(1.9)			(1.9)
Proceeds from issuance of common stock	119		(0.2)	2.5			2.3
Issuance of shares under employee stock purchase plan	29		0.5				0.5
Dividends					(6.0)		(6.0)
Change in cumulative translation adjustment						0.1	0.1
Net income					15.2		15.2
Balances, March 31, 2021	37,718	$0.4	$193.1	$(22.3)	$(57.3)	$3.5	$117.4
Stock-based compensation expense			1.0				$1.0
Issuance of restricted stock	8		(0.1)	0.1			0.0
Stock withheld for employee taxes	(4)			(0.1)			(0.1)
Proceeds from issuance of common stock	15		(0.2)	0.4			0.2
Dividends					(6.1)		(6.1)
Change in cumulative translation adjustment						0.1	0.1
Net income					$22.0		22.0
Balances, June 30, 2021	37,737	$0.4	$193.8	$(21.9)	$(41.4)	$3.6	$134.5
Stock-based compensation expense			0.6				0.6
Issuance of restricted stock	3						0.0
Stock withheld for employee taxes	(13)			(0.5)			(0.5)
Proceeds from issuance of common stock	61			1.3			1.3
Issuance of shares under employee stock purchase plan	26		0.6				0.6
Dividends					(6.1)		(6.1)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					23.1		23.1
Balances, September 30, 2021	37,814	$0.4	$195.0	$(21.1)	$(24.4)	$3.4	$153.3

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2020	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	$175.5
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(15)			(0.3)			(0.3)
Proceeds from issuance of common stock	30		(0.2)	0.5			0.3
Issuance of shares under employee stock purchase plan	23		0.4				0.4
Dividends					(43.3)		(43.3)
Purchase of treasury shares	(233)			(3.9)			(3.9)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					8.2		8.2
Balances, March 31, 2020	37,520	$0.4	$190.3	$(23.5)	$(32.3)	$2.8	$137.7
Stock-based compensation expense			0.8				0.8
Issuance of restricted stock	5		(0.1)	0.1			0.0
Dividends					(5.3)		(5.3)
Purchase of treasury shares	(50)			(0.9)			(0.9)
Net income					16.4		16.4
Balances, June 30, 2020	37,475	$0.4	$191.0	$(24.3)	$(21.2)	$2.8	$148.7
Stock-based compensation expense			1.7				1.7
Stock withheld for employee taxes	(5)			(0.1)			(0.1)
Proceeds from issuance of common stock	21		(0.2)	0.4			0.2
Issuance of shares under employee stock purchase plan	27		0.4				0.4
Dividends					(5.3)		(5.3)
Repurchase of treasury shares	(109)			(2.4)			(2.4)
Change in cumulative translation adjustment						0.3	0.3
Net income					24.6		24.6
Balances, September 30, 2020	37,409	$0.4	$192.9	$(26.4)	$(1.9)	$3.1	$168.1

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

The Company's discontinued operations include its former North American Technology Group business, which was sold in December 2015 and has been winding down its operations since then. For the three months ended September 30, 2021, net loss from discontinued operations totaled $0.1 million and for the nine months ended September 30, 2021, net income totaled $10.5 million (see Note 8, Discontinued Operations). For the three and nine month periods ended September 30, 2020, net income from discontinued operations totaled $0.5 million and $1.5 million, respectively.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2021 and the results of operations for the three and nine month periods ended September 30, 2021 and 2020, statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2021 and 2020, cash flows for the nine month periods ended September 30, 2021 and 2020 and changes in shareholders’ equity for the three and nine month periods ended September 30, 2021 and 2020.  The December 31, 2020 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2020 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  The results for the nine month period ended September 30, 2021 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarter ended on October 2, 2021 and September 26, 2020.  The third quarters of both 2021 and 2020 included 13 weeks and the first nine months of both 2021 and 2020 included 39 weeks.

Related Party Transactions

For the nine months ended September 30, 2021, the Company recorded approximately $3.1 million in professional fee expense from a law firm which employs an immediate family member of one of the Company's Vice Chairmen. Of the previously mentioned fees, $3.0 million were contingent fees paid upon receipt of $15.0 million in restitution received in the Company's discontinued operations. Amounts outstanding at September 30, 2021 were de minimis and are recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

2.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the three and nine months ended September 30, 2021 and 2020, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
United States	$260.9	$270.3	$748.0	$711.6
Canada	16.5	15.4	53.1	43.5
Consolidated	$277.4	$285.7	$801.1	$755.1

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of September 30, 2021 and December 31, 2020.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for September 30, 2021 (in millions):

September 30, 2021
Balance at beginning of period	$1.7
Current period provision	1.8
Write-offs - trade accounts receivable	(1.3)
Balance at end of period	$2.2

The following is a rollforward of the allowances for credit losses related to trade receivables for the year ended December 31, 2020 (in millions):

December 31, 2020
Balance at beginning of period	$6.8
Current period provision	1.2
Write-offs - trade accounts receivable	(0.7)
Write-offs - notes and other receivables*	(5.6)
Balance at end of period	$1.7
*$5.6 million of reserves related to notes and other receivables originated in 2016 and this balance was written off in the second quarter of 2020.

4.Net Income (Loss) per Common Share

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three and nine months ended September 30, 2021 and 2020 (in millions, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income from continuing operations	$23.2	$24.1	$49.8	$47.7
Less: Distributed net income available to participating securities	0.0	0.0	(0.1)	(0.3)
Less: Undistributed net income available to participating securities	(0.1)	(0.1)	(0.1)	0.0
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$23.1	$24.0	$49.6	$47.4
Add: Undistributed net income allocated to participating securities	0.1	0.1	0.1	0.0
Less: Undistributed net income reallocated to participating securities	(0.1)	(0.1)	(0.1)	0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$23.1	$24.0	$49.6	$47.4
Denominator:
Weighted average shares outstanding for basic net income per share	37.8	37.5	37.7	37.6
Effect of dilutive securities	0.2	0.1	0.2	0.1
Weighted average shares outstanding for diluted net income per share	38.0	37.6	37.9	37.7

Net income per share from continuing operations:
Basic	$0.61	$0.64	$1.31	$1.26
Diluted	$0.61	$0.64	$1.31	$1.26

Net (loss) income from discontinued operations	$(0.1)	$0.5	$10.5	$1.5
Less: Undistributed net income available to participating securities	0.0	0.0	(0.1)	0.0
Numerator for basic net income per share:

Undistributed and distributed net (loss) income available to common shareholders	$(0.1)	$0.5	$10.4	$1.5

Add: Undistributed net income allocated to participating securities	0.0	0.0	0.1	0.0
Less: Undistributed net income reallocated to participating securities	0.0	0.0	(0.1)	0.0

Numerator for diluted net (loss) income per share:
Undistributed and distributed net (loss) income available to common shareholders	$(0.1)	$0.5	$10.4	$1.5

Net (loss) income per share from discontinued operations:
Basic	$0.00	$0.01	$0.28	$0.04
Diluted	$0.00	$0.01	$0.28	$0.04

Net income per share:
Basic	$0.61	$0.65	$1.59	$1.30
Diluted	$0.61	$0.65	$1.59	$1.30

Potentially dilutive securities	0.1	0.5	0.1	0.5

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Global Industrial Company's common stock, and their inclusion would be anti-dilutive.

5.Credit Facilities

The Company maintains a $75 million secured revolving credit facility with one financial institution which provided for borrowings in the United States. In October 2021, the Company extended this facility for an additional five year term. The extended facility matures in October 2026. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2021, eligible collateral under the credit agreement was $75.0 million, total availability and excess availability was $72.5 million, and there were no outstanding borrowings. The Company has restricted cash collateralizing letters of credit outstanding of $1.1 million at September 30, 2021 recorded within Other assets on the accompanying Condensed Consolidated Balance Sheets. The Company was in compliance with all of the covenants of the credit agreement as of September 30, 2021.

6.Fair Value Measurements

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
Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At September 30, 2021 and December 31, 2020, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

7.Stock Repurchases

In July 2018 the Company's Board of Directors approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. During the first nine months of 2021, no shares were repurchased.

During the third quarter of 2020, the Company repurchased 108,887 common shares for approximately $2.4 million and for the nine months ended September 30, 2020, the Company repurchased approximately 392,337 common shares for $7.2 million under its shares repurchase authorization.

8.Discontinued Operations

In the third quarter ended September 30, 2021, the Company's discontinued operations recorded a net loss of approximately $0.1 million primarily related to professional fees, facility costs and tax benefits. For the nine months ended September 30, 2021, the Company's discontinued operations received approximately $15.0 million in restitution receipts, recorded $2.4 million in benefit from resolution of payable accounts which was offset by $3.6 million of professional fees and facility costs and approximately $3.3 million for the provision for income taxes. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million. Additionally, the Company expects that its discontinued operations, which carries approximately $41 million in aged payables and other liabilities, including one lease obligation, will be resolving a significant amount of these balances favorably in future quarters.

In the third quarter ended September 30, 2020, the Company's discontinued operations received approximately $0.8 million in vendor settlements offset by approximately $0.1 million of facility costs and professional fees and recorded approximately $0.2 million for the provision for income taxes. For the nine months ended September 30, 2020, the Company's discontinued operations received approximately $1.9 million in restitution receipts and $0.9 million in vendor settlements offset by approximately $0.8 million of facility costs and professional fees and recorded approximately $0.5 million for the provision for income taxes.

The following table details liabilities related to the exit costs of the sold businesses that remain as of September 30, 2021 (in millions):

Accrued exit costs
Balance January 1, 2021	$2.8
Charged to expense	0.3
Paid or otherwise settled	(0.5)
Balance September 30, 2021	$2.6

The following table details liabilities related to the exit costs of the sold businesses that remained for 2020 (in millions):

Accrued exit costs
Balance January 1, 2020	$2.8
Charged to expense	0.4
Paid or otherwise settled	(0.4)
Balance December 31, 2020	$2.8

9.Legal Proceedings

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business. In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax, sales tax and/or "unclaimed property" liabilities.  These matters are in various stages of investigation, negotiation and/or litigation.   The Company's discontinued operations were audited by an entity representing 27 states seeking recovery of “unclaimed property” and has received separate demands from 19 states requesting payments of their claimed amounts.  The Company has complied with the unclaimed property audit, has provided requested information and has corresponded with the states regarding possible further discussions. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2021 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2021 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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
•additionally, governmental mandated shutdowns of or restrictions on entities deemed to be non-essential businesses has negatively impacted sales of our products to those businesses and will continue to impact our sales as long as these restrictions are in place;
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

Overview

Continuing Operations

Global Industrial Company, through its operating subsidiaries, is a value-added industrial distributor of more than one million industrial and maintenance, repair and operations ("MRO") products, in North America going to market through a system of branded e-commerce websites and relationship marketers. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us as a white label product and some are manufactured to our own design:

these products are marketed as private label under the trademarks: GlobalTM, GlobalIndustrial.comTM, NexelTM, ParamountTM and InterionTM..

See Note 2 of Notes to Condensed Consolidated Financial Statements for additional financial information about our business' geographic operations.

Discontinued Operations

See Note 1 and Note 8 of Notes to Condensed Consolidated Financial Statements for further detail on discontinued operations.

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

The Company had solid third quarter performance with gross margin increasing 100 basis points compared to prior year and increasing 80 basis points on a sequential quarter basis despite a modest decline in sales in the quarter. Continued constraints within the supply chain contributed to a significant increase in open orders in the quarter which negatively impacted net sales results. For the nine months ended September 30, 2021 freight margin was impacted by the transitional costs associated with moving to a new third party logistics ("3PL") partner in the first quarter of 2021. Product margins showed improvement when compared to the prior year quarter and year to date primarily associated with an improved mix into fulfillment of in stock and private label goods, as well as incremental price capture more than offsetting product cost increases taken in the quarter. In the period, the timing of cost and price increases, including the benefit of selling through lower cost first in, first out ("FIFO") inventory contributed to our improved gross margin. This timing benefit will not be as impactful in future quarters, but the company's goal is to maintain a price and cost balance as we navigate this inflationary market, while at the same time offering a competitive price position. Margin variability is still likely period to period as inflationary pressures in product costs, domestic transportation and ocean freight rates continue to be a risk to the business.

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

Highlights from Q3 2021 and Year to Date Q3 2021

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•Consolidated sales decreased 2.9% to $277.4 million for the third quarter of 2021 compared to $285.7 million last year. Consolidated sales increased 6.1% to $801.1 million for the nine months ended September 30, 2021 compared to $755.1 million last year.
•Consolidated operating income from continuing operations decreased 2.5% to $30.6 million for the third quarter of 2021 compared to $31.4 million last year. Consolidated operating income decreased 1.7% to $61.9 million for the nine months ended September 30, 2021 compared to $63.0 million last year.
•Net income per diluted share from continuing operations decreased 4.7% to $0.61 for the third quarter of 2021 compared to $0.64 last year and increased 4.0% to $1.31 for the nine months ended September 30, 2021 compared to $1.26 last year. Net income per diluted share from continuing operations was benefited in the nine months of 2021 by approximately $0.09 per share as the result of the reversal of valuation allowances against the Company's Canadian net operating loss carryforward and other deferred tax assets which was recorded in the second quarter of 2021.

Results of Operations

Three and Nine Months Ended September 30, 2021 compared to the Three and Nine Months Ended September 30, 2020(1)

Key Performance Indicators* (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net sales of continuing operations:
Consolidated net sales	$277.4	$285.7	(2.9)%	$801.1	$755.1	6.1%
Consolidated gross profit	$102.0	$102.3	(0.3)%	$277.3	$263.8	5.1%
Consolidated gross margin	36.8%	35.8%	1.0%	34.6%	34.9%	(0.3)%
Consolidated SD&A costs	$71.4	$70.9	0.7%	$215.4	$200.8	7.3%
Consolidated SD&A costs as a % of net sales	25.7%	24.8%	0.9%	26.9%	26.6%	0.3%
Operating income from continuing operations:
Consolidated operating income	$30.6	$31.4	(2.5)%	$61.9	$63.0	(1.7)%
Consolidated operating margin from continuing operations	11.0%	11.0%	0.0%	7.7%	8.3%	(0.6)%
Effective income tax rate	23.7%	23.9%	(0.2)%	19.0%**	24.8%	(5.8)%
Net income from continuing operations	$23.2	$24.1	(3.7)%	$49.8	$47.7	4.4%
Net margin from continuing operations	8.4%	8.4%	0.0%	6.2%	6.3%	(0.1)%
Net income per diluted share from continuing operations	$0.61	$0.64	(4.7)%	$1.31	$1.26	4.0%
Net (loss) income from discontinued operations	$(0.1)	$0.5	(120.0)%	$10.5	1.5	600.0%
*excludes discontinued operations (See Note 8 of Notes to Condensed Consolidated Financial Statements).
**The Company reversed approximately $3.4 million, or $0.09 per diluted share, in valuation allowances against the Company's Canadian net operating loss carryforward and other deferred tax assets which was recorded in the second quarter of 2021.

1	Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month. The actual fiscal third quarter ended on October 2, 2021 and September 26, 2020. The third quarter of both 2021 and 2020 included 13 weeks and the first nine months of both 2021 and 2020 included 39 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales decreased 2.9% during the third quarter of 2021 compared to the same period in 2020. Customer demand was strong and accelerated during the quarter, with continued growth in core product lines led by private label. Continued constraints within the supply chain contributed to a significant increase in open orders in the quarter which negatively impacted net sales results. Additionally, prior year sales benefited from the surge of personal protective equipment ("PPE"). PPE sales were 11% of sales in the third quarter of 2020 compared to 3% in the third quarter of 2021. For the nine months ended September 30, 2021, net sales increased 6.1% reflecting a continued recovery in core product categories and increased percentage of sales from our private label products.

U.S. sales decreased 3.5% in the quarter ended September 30, 2021 compared to the same period in 2020 while Canada sales increased approximately 7.1%, 1.3% in local currency. Consolidated average daily sales decreased 3.0% compared to the same period last year. The decrease in average daily sales was impacted by the increase in open orders and supply chain constraints described above. For the nine months ended September 30, 2021, U.S. sales increased 5.1% compared to the same period in 2020 and Canada sales increased approximately 22.1%, 12.9% in local currency. Consolidated average daily sales for the nine months ended September 30, 2021 increased 5.6% compared to the same period last year.

There were 63 selling days in the United States in the third quarter of 2021 and 2020 and 192 selling days in the first nine months of 2021 compared to 191 selling days in 2020. In Canada there were 63 selling days in the third quarter of 2021 compared to 62 selling days in 2020 and 189 selling days in the first nine months of 2021 compared to 188 selling days in 2020.

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

Gross margin improved by 100 basis points in the third quarter of 2021 as compared to the third quarter of 2020 and improved by 80 basis points sequentially as compared to the second quarter of 2021. Improvement on a year over year basis was primarily the result of mix between in stock and private label products, as well as price capture which provided a net margin benefit as sell price was realized in advance of selling through higher cost inventory. These changes also contributed to the sequential quarterly improvement. Gross margin declined approximately 30 basis points for the nine months ended September 30, 2021 attributable to multiple factors including an inventory write-down of $4.0 million related to certain PPE products, transitional costs incurred when moving to our 3PL partner and continued ocean freight pricing pressures partially offset by favorable product margins as the private label offering captured a larger share of our sales mix. Margin variability is still likely period to period as inflationary pressures in product costs, domestic transportation, and ocean freight rates continue to be a risk to the business.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

SD&A costs as a percentage of sales increased 90 basis points compared to the third quarter of 2020 yet decreased 120 basis points on a sequential quarter basis. In the third quarter of 2021, the significant cost increases primarily reflect the increased marketing investment of approximately $0.9 million to continue to support customer demand shift to core product lines and private label and away from PPE. Other cost increases related to increased salary, temporary labor, recruitment and other employee related costs of approximately $2.9 million as distribution center labor availability continues to remain tight, offset by cost savings due to variable bonus and equity compensation adjustments of $3.2 million related to the Company's financial performance. Additionally, increased travel and related costs of approximately $0.2 million as travel restrictions have loosened, increased rent and related costs of approximately $0.4 million and increased dues and subscription fees of approximately $0.3 million also contributed to the overall cost increases.

SD&A costs as a percentage of sales increased 30 basis points compared to the nine months ended September 30, 2020 yet decreased 60 basis points on a sequential year to date basis. The significant cost increases primarily reflect increased marketing investments of approximately $2.9 million and increased consulting and professional fees of approximately $2.2 million related to our continuing customer centric strategy initiatives and our e-commerce optimization project. Other cost increases include increased salary, temporary labor, recruitment, healthcare and other employee related costs of approximately $7.8 million as distribution center labor availability continues to remain tight offset by cost savings due to variable bonus and equity compensation adjustments of $3.2 million related to the Company's financial performance. Additionally, increased rent and related costs of approximately $1.4 million and increased dues and subscription fees of approximately $1.2 million offset by an insurance recovery of approximately $0.4 million contributed to the overall cost increases.

DISCONTINUED OPERATIONS

In the third quarter ended September 30, 2021, the Company's discontinued operations recorded a net loss of $0.1 million primarily related to professional fees, facility costs and tax benefits. For the nine months ended September 30, 2021, the Company's discontinued operations received $15.0 million in restitution receipts and $2.4 million in benefit from settlement of payable accounts which was offset by $3.6 million of professional fees and facility costs and tax expense of $3.3 million. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

In the third quarter ended September 30, 2020, the Company's discontinued operations received approximately $0.8 million in vendor settlements offset by approximately $0.1 million of facility costs and professional fees and recorded approximately $0.2 million for the provision for income taxes. For the nine months ended September 30, 2020, the Company's discontinued operations received approximately $1.9 million in restitution receipts and $0.9 million in vendor settlements offset by approximately $0.8 million of facility costs and professional fees and recorded approximately $0.5 million for the provision for income taxes.

OPERATING MARGIN

Operating margin for the three months ended September 30, 2021 remained flat compared to the third quarter in 2020. As discussed above, this improvement was driven by improved gross margins, partially offset by the increase in SD&A expense as a percentage of sales.

Operating margin for the nine months ended September 30, 2021 declined by 60 basis points compared to the same period in 2020. This decline was driven primarily by gross margins and by the increase in SD&A expense as a percentage of sales.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.2 million expense in the third quarter of 2021 compared to $0.1 million income in the third quarter of 2020, primarily related to interest and foreign currency exchange losses. For the nine months ended September 30, 2021 and 2020, interest and other (income) expense, net from continuing operations was $0.4 million and $0.1 million, respectively, which primarily related to interest and foreign currency exchange losses.

INCOME TAXES

In the three month period ended September 30, 2021, the Company reported income taxes in continuing operations of approximately $7.2 million. In the nine month period ended September 30, 2021, the Company reported income taxes in continuing operations of approximately $11.7 million. The nine month 2021 tax rate was benefited by the reversal of valuation allowances against the Company's Canadian net operating loss carryforward and other deferred tax assets of approximately $3.4 million, or $0.09 per diluted share, which was recorded in the second quarter of 2021, as well as excess benefits from stock option exercises of approximately $0.6 million. The Company reversed these valuation allowances as it now believes it is more likely than not that the net operating loss carryforward and deferred tax assets of its Canadian subsidiary will be realized.

In the three month period ended September 30, 2020, the Company reported income taxes in continuing operations of approximately $7.4 million related to its U.S. and India operations including tax expense for certain U.S. states. The third quarter 2020 tax rate was benefited by pre-tax income in Canada of approximately $0.8 million as the Company had full valuation allowances against the deferred tax assets, including the net operating loss carryforward, of its Canadian subsidiary and taxable income was fully offset by these net operating losses. In the nine month period ended September 30, 2020, the Company reported income taxes in continuing operations of approximately $15.2 million related to its U.S. and India operations including tax expense for certain U.S. states. The nine month period ended 2020 tax rate was benefited by pre-tax income in Canada of approximately $2.0 million as the Company had full valuation allowances against the deferred tax assets, including the net operating loss carryforward, of its Canadian subsidiary and taxable income was fully offset by these net operating losses.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	September 30, 2021	December 31, 2020	$ Change
Cash and cash equivalents	$54.1	$22.4	$31.7
Accounts receivable, net	$119.5	$102.3	$17.2
Inventories	$141.4	$132.3	$9.1
Prepaid expenses and other current assets	$7.0	$6.8	$0.2
Accounts payable	$134.7	$125.4	$9.3
Accrued expenses and other current liabilities	$55.8	$50.7	$5.1
Operating lease liabilities	$10.3	$10.3	$0.0
Working capital	$121.2	$77.4	$43.8

Historical Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities from continuing operations	$39.3	$41.5
Net cash provided by operating activities from discontinued operations	$11.6	$0.9
Net cash used in investing activities from continuing operations	$(3.4)	$(1.2)
Net cash used in financing activities from continuing operations	$(16.2)	$(60.0)
Effects of exchange rates on cash	$(0.1)	$0.0
Net increase (decrease) in cash and cash equivalents	$31.2	$(18.8)

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

Our working capital increased $43.8 million primarily related to increased cash, accounts receivable and inventory balances offset by increased accounts payable, accrued expenses and other current liabilities balances. Accounts receivable days outstanding were 37.2 in 2021 compared to 38.0 in 2020. Inventory turns were 5.2 in 2021 compared to 5.3 in 2020 and accounts payable days outstanding were 68.9 in 2021 compared to 70.5 in 2020.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $39.3 million compared to $41.5 million resulting from changes in our working capital accounts, which used $14.7 million in cash in 2021 compared to $13.7 million used in 2020, primarily the result of changes in accounts receivable, inventory, and accounts payable balances. Cash generated from net income adjusted by other non-cash items provided $54.0 million compared to $55.2 million provided in 2020 primarily due to higher net income generated in the nine months ended September 30, 2021 offset by the reversal of the valuation allowances against the net operating losses and deferred tax assets of our Canadian subsidiary and the non-cash equity compensation adjustment recorded year to date due to the Company's financial performance. Net cash provided by operating activities from discontinued operations was $11.6 million for the nine months ended September 30, 2021 and $0.9 million for the nine months ended September 30, 2020.

Investing Activities

Net cash used in investing activities totaled $3.4 million and was primarily for warehouse machinery and equipment for the New Jersey distribution center and for other distribution center locations as well as leasehold improvements. Net cash used in investing activities in 2020 totaled $1.2 million primarily for leasehold improvements, warehouse machinery and equipment, molds and computer equipment.

Financing Activities

Net cash used in financing activities totaled $16.2 million in 2021 primarily related to the regular quarterly dividend of $0.16 per share, which totaled approximately $18.6 million. Proceeds from the issuance of common stock from employee stock purchase plan was $1.1 million and proceeds from stock option exercises was $3.8 million, offset by payments of payroll taxes on stock-based compensation through shares withheld of $2.5 million. Net cash used in financing activities in 2020 totaled $60.0 million primarily related to the special dividend of $1.00 declared in February 2020 and the regular quarterly dividends of $0.14 per share, which totaled approximately $53.9 million and repurchases of treasury shares of $7.0 million. Proceeds from the issuance of common stock from employee stock purchase plan was $0.8 million and proceeds from stock option exercises was $0.5 million, offset by payments of payroll taxes on stock-based compensation through shares withheld of $0.4 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which provides for borrowings in the United States. In October 2021, the Company extended this facility for an additional five year term. The extended facility matures in October 2026. Availability is subject to a borrowing base formula that takes into account eligible receivables and eligible inventory. Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of September 30, 2021, eligible collateral under the credit agreement was $75.0 million, total availability and excess availability was $72.5 million and there were no outstanding borrowings. The Company has restricted cash collateralizing letters of credit outstanding of $1.1 million at September 30, 2021 recorded within Other assets on the accompanying Condensed Consolidated Balance Sheets. The Company was in compliance with all of the covenants of the credit agreement as of September 30, 2021.

We also have certain obligations with various parties that include commitments to make future payments.  Our principal commitments at September 30, 2021 consisted of payments under operating leases for certain of our real property and equipment and payments under employment, product and other service agreements. For the nine months ended September 30,

2021, the Company entered into leases for new office space, additional warehouse space, and renewed one warehouse and two office space leases. Right of Use assets recorded related to these transactions were approximately $2.6 million.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources.  In 2021 we anticipate capital expenditures in the range of $4.0 to $5.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of September 30, 2021, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  At September 30, 2021 cash balances held in foreign subsidiaries totaled approximately $5.5 million. These balances are held in local country banks. The Company had in excess of $122 million of liquidity (cash, restricted cash and undrawn line of credit) in the U.S. as of September 30, 2021.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2021 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of September 30, 2021, there were no outstanding balances under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company's legal proceedings, see Note 9, Legal Proceedings, of Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits

10.1	Separation Agreement and Release dated August 26, 2021 between the Company and Ritesh Chaturbedi (filed herewith).

10.2	Consulting Agreement, dated August 26, 2021 between the Company, Ritesh Chaturbedi and Ramasha Holdings (filed herewith).

10.3	Employment Agreement, dated October 12, 2021, between the Company and Adina Storch (filed herewith).

10.4	Amendment No. 1, dated as of October 19, 2021, to the Third Amended and Restated Credit Agreement by and among Global Industrial Company (f/k/a Systemax Inc. and certain affiliates thereof, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: November 4, 2021	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: November 4, 2021	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer