Form 10-K
period 2021-12-31
GLOBAL INDUSTRIAL Co
filed 2022-03-17
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File Number: 1-13792

Global Industrial Company
(Exact name of registrant as specified in its charter)

Delaware	11-3262067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Harbor Park Drive
Port Washington, New York   11050
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (516) 608-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $ .01 per share	GIC	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $438,303,939. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 11, 2022 was 37,906,657 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Global Industrial Company relating to the Annual Meeting of Stockholders to be held in 2022 are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Global Industrial Company (sometimes referred to as “Global Industrial,” the “Company,” or “we”) include its subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Any such statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are based on management’s estimates, assumptions and projections and are not guarantees of future performance. Forward-looking statements may include, but are not limited to statements regarding: i) projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures; ii) fluctuations in general economic conditions, including effects of rising inflation; iii) future operations, such as risks regarding strategic business initiatives, plans relating to new distribution facilities, plans for utilizing alternative sources of supply in response to government tariff and trade actions and/or due to supply chain disruptions arising from the Coronavirus pandemic, war, geopolitical conflicts and plans for new products or services; iv) plans for acquisition or sale of businesses, including expansion or restructuring plans; v) financing needs, and compliance with financial covenants in loan agreements; vi) assessments of materiality; vii) predictions of future events and the effects of pending and possible litigation; and viii) assumptions relating to the foregoing. In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain and undue reliance should not be placed on them. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events, except to the extent required under applicable law.

Risk Factors Summary (see Item 1A. Risk Factors, below): Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings, which we summarize below:

•general economic conditions, such as customer inventory levels, consumer prices and inflation, interest rates, borrowing ability and economic conditions in the manufacturing and/or distribution industries generally, as well as government spending levels will continue to impact our business;
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
•other critical factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as a global shortage in availability of shipping containers, shipping port congestion, and pandemic related labor shortages, have in the past and could in the future adversely affect the timely availability of products, resulting in delayed or lost sales, as well as adversely affecting our margins;
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
•rising interest rates, increased borrowing costs or limited credit availability, could impact both our and our customers’ ability to fund purchases and conduct operations in the ordinary course;
•pending or threatened litigation and investigations, and other government actions, such as anti-dumping, unclaimed property, or trade and customs actions by U.S. or foreign governmental authorities, have occurred in the past and although had no material impact to our business, there can be no assurance that such events would not have such impact on our business and results of operation.

Item 1. Business.

General

Global Industrial Company, through its operating subsidiaries, is a value-added industrial distributor of more than a million industrial and maintenance, repair and operation ("MRO") products in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute the Company's operations have been in business since 1949. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Continuing operations

The Company offers more than one million industrial and MRO products, including its own Global Industrial exclusive brands, which are marketed in North America. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us as a white label product and some are manufactured to our own design: these products are marketed as private brand under the trademarks: Global™, GlobalIndustrial.com™, Nexel™ Paramount™ and Interion™.

See Note 5 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

Accelerating the Customer Experience

The Company's multi-year business strategy is focused on Accelerating our Customers Experience (“ACE”). The ACE initiative, which guides our actions across the business, and specifically in our customer end-to-end purchase, service, and delivery experience, has at its core building of customer loyalty and trust by addressing unique customer needs through a responsive and tailored sales, product, and service experience. We build customer loyalty and trust through personalized and high touch customer interactions that often feature strong one to one relationships. The Company's digital and multi-channel sales model drives customer acquisition and with rigorous vetting we are able to identify opportunities for product category expansion, particularly private brand products. Category expansion with our customers drives repeat orders and increases their annual and average spend. We maximize customer satisfaction and loyalty by coupling close customer relationships with product expertise, efficient and competitive fulfillment and delivery and exceptional customer service.

WE CAN SUPPLY THAT®

Products

Our broad product offering and focus on responsiveness to our customers is captured in our promise “We Can Supply That®”. We offer our customers a competitive assortment of leading products and services, a sales force with deep product knowledge and expertise, and timely and relative industry and product content via The Knowledge Center. Our go to market strategy also focuses on leveraging our deep product knowledge and experience by seeking to expand our higher margin private brand line of Global products by adding additional products and product categories. We have over one million brand name and private brand products available through our e-commerce sites and have access to over 1.7 million products in our database. We endeavor to expand and keep current the breadth of our product offerings to fulfill the increasingly wide range of product needs of our customers, and periodically remove certain products from our offering to improve efficiencies or to address vendor or market changes. Sourcing hard to find or non-standard product helps to differentiate our business from our competitors and we believe provides us with a competitive advantage.

The Company has focused on offering competitive pricing, high service levels, broad and deep product offering, extensive product and sales expertise, and most importantly a private brand offering that provides high quality with an attractive price point. Products generally are categorized within the following categories: storage and shelving, safety and security, carts and trucks, HVAC and fans, furniture and decor, material handling, janitorial and facility maintenance, workbenches and shop desks, tools and instruments, plumbing and pumps, office and school supplies, packaging and shipping, lighting and electrical, food service and retail, medical and laboratory, motors and power transmission, building supplies, machining, fasteners and hardware, vehicle maintenance, and raw materials. We have become a destination and trusted supplier of these products and continue to evaluate expansion within key end markets.

Sales and Marketing

We market our products primarily to business customers, which include for-profit businesses, state, local, and private educational organizations and government entities including federal, state, and local municipalities. We have an established multi-faceted direct marketing system and customer life cycle marketing program which tends to begin with customer acquisition via keyword or branding search, supported by strategic account managers, leading e-commerce and account management tools, and deep pre and post sales product expertise which are intended to drive customer retention and penetration and to maximize sales. We continuously evaluate and adjust our marketing spend as well as the organization of our selling resources in order to best service our existing customers, as well as to optimize customer acquisition.

Relationship Marketers

Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Global Industrial account manager. Our sales force is made up of wide range of broad based and specialized account managers including dedicated Public Sector Account Managers focusing on government, education, and other municipal customers, Commercial Account Managers focusing on business customers generally organized by end market or geography and Strategic Account Managers focusing on our most complex enterprise accounts. The sales force is supported by Business Development Representatives, Territory Sales Managers, and other Subject Matter Experts who support the end to end customer life cycle management. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain, our relationship marketers are prompted with product suggestions to expand customer order values. We also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by e-mail campaigns and periodic catalog mailings, both of which are designed to generate inbound telephone sales, and visits to our interactive websites, which allow customers to purchase products directly online. We believe that the integration of our multiple marketing methods enables us to more thoroughly penetrate our business, educational and government customer base. We believe increased internet exposure leads to more internet-related sales and also generates more inbound telephone sales; just as we believe email campaigns, and to a lesser extent catalog mailings, which feature our websites results in greater internet-related sales.

E-commerce

We currently operate multiple e-commerce sites, including:

www.globalindustrial.com
www.globalindustrial.ca
www.industrialsupplies.com

We are continually upgrading the capabilities and performance of these websites in our significant markets. In 2020 we enhanced our website for full ADA/508 compliance, expanded customer self service functions such as SMS notifications, added proactive notifications through Global Assist (order tracking on the web) and added the ability to create quotes and product reviews. In addition we have upgraded the look and functionality of our mobile site. In 2021, we launched a new search engine as well as reorganizing the full category hierarchy and taxonomy of our product offering in an effort to drive improved search, conversion rates, and overall user experience.

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

Signature Campaigns

We have realigned our marketing efforts, seasonal product offering, and go to market strategy around enterprise wide strategic marketing campaigns. In 2020, this began with the Restore, Return and Rebound signature campaign addressing customer needs for returning to operations post pandemic and then followed with a Ready, Set, Vaccinate campaign introduced to assist hospitals and other health agency customers prepare for administering vaccines to the public. We continued these campaigns into 2021 with our We Got This campaign which is aimed at helping our customers navigate the recent supply chain disruptions that have made sourcing key products more challenging.

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

Customer Service, Order Fulfillment and Support

Since 2019 we have launched several initiatives with our vendors and freight partners, and in our own distribution centers, to improve our customer’s experience such as our Voice of the Customer initiative, involving phone and online surveys to obtain our customer’s input on their experiences with us and our products to ensure we deliver on the promise, to better focus our sales, service and marketing efforts on our customers' needs and to target areas of improvement to enhance the overall customer experience. These efforts continued through 2021, and we further added additional improvements to the experience including offering 24x7 chat supported by both AI chatbots and live chats with our associates.

A growing proportion of our orders are received electronically via internet, extranet, EDI, customer punch out catalog, online chat, or through broadly utilizing vendor and customer portals such as Ariba or Coupa. These E-orders represented over 56% of our transaction count for the year ended December 31, 2021 compared to over 48% for the year ended December 31, 2019, the last year prior to the pandemic. The balance of our orders are received by telephone to our inbound call center, direct dial to our inside account management team, placement through one of our field sales representatives, and to a small extent via fax. We generally provide toll-free telephone number access for our customers in countries where it is customary. Certain domestic call centers are linked to provide telephone backup in the event of a disruption in phone service.

The Company utilizes a sourcing strategy encompassing sales of in stock items that are either national brands, private brand, or white label products as well as supplementing its stocking strategy with product fulfilled directly by our vendor partners via a drop ship relationship. In stock items tend to be higher in velocity, higher in gross margin, and offer a higher service level to our customers. In stock items are distributed via a network of five large distribution centers in the U.S. located in the Northeast, Midwest, West, Southeast and South Central regions and two additional smaller distribution facilities in Canada. Product deliveries to our customers are made through a nationwide network of common carriers that we contract with directly in order to establish and maintain high service levels and enhance operational efficiencies. We tend to stock items in our distribution center, and invest the requisite working capital in inventory position, after demonstrating sales volume success in the drop ship sales of that item effected through our suppliers. Orders are generally shipped by third-party delivery services and we maintain relationships with thousands of distributors and product vendors in the United States and Canada.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from both large and small manufacturers as well as large wholesale distributors. No supplier accounted for 10% or more of our product purchases in 2021, 2020 and 2019. Most private brand products are manufactured by third parties to our specifications.

Competition and Other Market Factors

Industrial Products

The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels such as small dealerships, direct mail distribution, internet-based resellers, large warehouse stores and retail outlets. We face competition from large diversified MRO distributors such as Uline Inc, Grainger Inc., MSC Industrial Direct Inc., Fastenal Inc., and other large retailers, including Amazon. We also face competition from manufacturers’ own sales representatives, who sell industrial equipment directly to customers, and from regional or local distributors. Many purchasers begin sourcing products via search engine or mobile application on desktops, laptops, or mobile devices. In the industrial products market, customer purchasing decisions are primarily based on price, product selection, product availability, level of service, access to open account terms, and convenience. We believe that direct marketing via sales representatives, the internet and catalogs are effective and convenient distribution methods to reach both our core small and mid-sized customer as well as large enterprises. Further we believe that our customer engagement approach allows for high levels of service to accounts that may purchase high volume capital or durable goods infrequently or that place many small orders for supplies and other consumables that require a wide selection of products. In addition, because the industrial products market is highly fragmented and generally less brand oriented, we believe it is well suited to private brand and white label products.

Human Capital Resources

As of December 31, 2021, we employed a total of approximately 1,480 associates, of whom 1,310 were in North America and 170 were in Asia. Approximately 42% of our associates are customer facing including customer service, quota bearing sales representatives, inbound call center representatives, and other pre and post sales management and support. Approximately 36% of our team members are employed within distribution, logistics, and fulfillment areas, while 22% of our associate base works within administrative functions including: IT, Marketing, Product Management, Human Resources, Accounting and Finance, Legal and Risk Management and general administrative and management roles.

Our worldwide workforce is made up of a diverse group of associates. In our most recent U.S. EEO-1 data, the associate demographic breakdown for individuals reporting was 44% female and 56% male and minorities constituted 55% of our workforce. We believe our diversity of associates is one of the Company’s considerable strengths and that our demographics are consistent with our competitors in the sales and distribution space. Our employees are not subject to collective bargaining agreements. The Company has not experienced work stoppages and we believe relationships with our employees are good.

Environment, Health and Safety: Government Regulation

Employee health and safety is a top priority for the Company, and was a key factor in our safely navigating the pandemic thus far. As an essential business our distribution centers remained open during the pandemic and our office facilities remained open in locations where social distancing and local regulations permitted. Safety protocols we established to keep our employees safe include:

•Implementing Covid-19 related controls to address social distancing, intense cleaning of common areas, and enhanced use of personal protective equipment.
•Providing face masks, gloves and sanitizing products for employees’ use.
•Limiting all but essential travel for all employees.
•Providing paid time off for employees with suspected and confirmed Covid-19 illness and for contact tracing.
•Providing paid time off for employees to receive and recover from the vaccine.
•Providing incentive bonuses to encourage employees to become vaccinated.
•Restricting access to our facilities to essential visitor personnel.
•Implementing remote work and in office rotation policies to effect social distancing.

Our safety teams and local safety committees provide oversight, training, education and compliance guidance, as well as workers compensation remediation advice, to our management teams and directly to our workforce. Our Environmental Health and Safety group is responsible for overseeing product safety and compliance programs and initiatives including compliance with various EPA, FDA and hazmat regulations that apply to certain of the products we offer.

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

Available Information

We maintain an internet website at www.investors.globalindustrial.com. We file reports with the Securities and Exchange Commission (“SEC”) and make available free of charge on or through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports, as well as any other materials filed with (or furnished to) the SEC. These are available as soon as is reasonably practicable after they are filed with the SEC. All reports mentioned above are also available from the SEC’s website (www.sec.gov). The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

In accordance with the listing standards of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company website (www.investors.globalindustrial.com) under the heading "Governance-Governance Documents".

Item 1A. Risk Factors.

There are a number of factors and variables described below that may affect our future results of operations and financial condition. Other factors, of which we are currently not aware or that we currently deem immaterial, may also affect our results of operations and financial position.

Risks Related to the Economy and Our Industries

•General economic conditions, including those that can result in decreased customer confidence and spending,could result in our failure to achieve our historical sales growth rates and profit levels. Pandemics, such as the global coronavirus outbreak have and threatens to continue to disrupt global supply chains, including those we rely on in China, which could materially adversely affect our operations.

Both we and our customers are subject to global political, economic and market conditions, including trade and tariff uncertainties, customer inventory levels in the marketplace, borrowing ability, economic conditions in the manufacturing and/or distribution industries, increases in inflation, interest rates, freight costs and energy costs, as well as the impact of natural disasters, military actions, wars, cyber attacks, the threat of terrorism and global pandemics or other health crises. Our consolidated results of operations are directly affected by economic conditions in North America, and our supply chain for imported product is affected by conditions in Asia (particularly China).

In this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations have been and could again be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings, and travel restrictions resulting from the Covid-19 pandemic. These events have and may continue to result in imported products not being timely received and resultant delayed or lost sales. We depend to a significant extent on products imported from China for our private brand lines, and on domestic manufacturers who utilize components imported from Asia. While we have experienced lost sales due to the Covid-19 pandemic and are making efforts to secure satisfactory levels of inventory, certain of our vendors have indicated they continue to experience constrained supply and are deferring delivery dates, and there can be no assurance that our supply chain will not experience further disruptions significant enough to adversely affect our operations.

We have in the past experienced a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders (as well as due to the other risks discussed below). Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to limit price reductions and manage price increases, our ability to manage freight and shipping costs and maintain our margins, our ability to attract new customers and increase our market share, and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending or that hampers their ability to pay for products would likely adversely affect our sales, prices and profitability as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, maintain or grow our historical margins, and whether we will be able to attract new customers.

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

•Geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

Many economies have experienced, and continue to experience, geopolitical instability, financial turmoil, high unemployment, soaring inflation and interest rates, and a significant depreciation of their local currencies. Policies of advanced economies have a profound effect on emerging markets, and ramifications of any trade war involving an advanced economy, like of that between the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and developed economies.

We source a substantial portion of our products from manufacturers that are located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative previously identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. These tariffs could have a material adverse effect on our business and results of operations. Additionally, the current administration has canceled tariff exclusions that provided tariff relief to certain products and has yet to signal whether it will reinstate such exclusions or further alter existing trade agreements and terms between China and the U.S., including limiting trade with China, adjusting the current tariffs on imports from China and potentially imposing other restrictions on exports from China to the U.S. Consequently, it is possible that tariffs may be imposed on products imported from foreign countries, including China, or that our business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs. This may cause us to raise prices or make changes to our operations, any of which could have a material adverse effect on our business and results of operations.

In addition, the recent Russian invasion of Ukraine and the response of the international community has given rise to potential global security issues that may adversely affect international business and economic conditions. The short and long-term implications of the Russia-Ukraine conflict are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on energy and economic markets generally and could result in an even greater impact related to global supply chain and energy prices. In addition, a prolonged war in Ukraine may have adverse impacts on cyber security, global supply chains, inflationary pressures and interest rates and engender volatility in commodities and other markets, any of which could negatively affect our business. The disruption to regional and global economies could have an enduring impact on regional and global economies, and consequently, a materially adverse impact on our operations and profitability. However, due to the highly uncertain and dynamic nature of these events, it is not currently possible to estimate with any reliable measure of certainty the impact of the Russia - Ukraine war on our business.

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

Our ability to provide efficient distribution of core business products from our third-party drop ship distribution centers is critical to our business strategy. Disruptions at distribution centers or shipping ports, or the unavailability of employees needed by us or third parties to operate key functions at such locations, has and in the future may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. We cannot predict whether or to what extent damage caused by these events will affect our operations or the economies in regions where we operate. These adverse events could result in disruption of our operations, our purchasing or distribution capabilities, interruption of our business that exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of these events.

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

The United States has enacted three sets of tariffs on a variety of foreign sourced goods which have impacted a number of the private brand products we source directly from China as well as third-party branded products our U.S. suppliers source from China. We strategically increased prices in an effort to offset the incremental costs on certain products and shift certain products to alternative sources where available. Our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors, maintaining quality control over their products, and protecting our intellectual property rights.

These tariffs have increased and will continue to increase our costs of procurement. If the Company is able to adequately review its supply chain and monitor sell prices in the market, and successfully work with suppliers to mitigate costs, the Company does not expect any material impact on its business from the tariff actions and continues to believe that any impact from the tariffs currently in effect will be gradual and not material to the business, although there can be no assurance that this will be the case.

There can also be no assurance that we will be able to effectively or expeditiously mitigate these trade challenges, which could disrupt our operations, negatively impact our sales and would have a material adverse effect on our financial results. However, we do not believe that we will be disproportionately impacted by these costs as compared to our competitors, and we will continue to evaluate marketplace conditions and implement other actions or strategies as the need arises.

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

•There is a highly competitive labor market for certain employees we hire, which can impact our growth plans.

Many of our competitors also compete with us for recruiting and retaining talented and experienced employees, particularly in markets where we and they have significant distribution facilities. We have also experienced high levels of turnover in our warehouse/distribution operations, consistent with current market conditions. This aspect of competition is aggravated by the current tight labor market in the U.S. for such jobs due to the continued impacts of the Covid-19 pandemic. There can be no assurance the Company will be able to timely recruit, train and retain employees sufficient to support its growth strategies or will not have to incur increased compensation costs in order to do so. Our results of operations have been and in the future could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. In the event of significant numbers of employees having to miss work due to a widespread health situation or pandemic such as the coronavirus, we may not be able to quickly source replacement or temporary workers, which could adversely affect our operations, particularly in our distribution centers.

•Our industry is evolving and consolidating, which could adversely affect our business and financial results.

The MRO and industrial equipment industry are consolidating as customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. This consolidation has and will continue to cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower cost business models are able to operate with lower prices.

•Volatility in commodity prices may adversely affect gross margins.

Some of our products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives or rare earth minerals, and are subject to price changes based upon fluctuations in the commodities market. Fluctuations in the price of fuel could affect transportation costs. Our ability to pass on such increases in costs in a timely manner depends on market conditions. The inability to pass along cost increases could result in lower gross margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes. If commodity prices, including the price of oil, were to remain at elevated levels this could result in higher supply and transportation costs, which could have a material adverse affect on our business and results of operations.

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

•Environmental Matters

Under various national, state and local environmental laws and regulations in North America, a current or previous owner or operator (including the lessee) of real property may become liable for the costs of removal or remediation of hazardous substance at such real property. Such laws and regulation often impose liability without regard to fault. We lease all of our facilities. In connection with such leases, we could be held liable for the costs of removal or remedial actions with respect to hazardous substances. Although we have not been notified of, and are not otherwise aware of, any material real property environmental liability, claim or non-compliance, there can be no assurance that we will not be required to incur remediation or other costs in connection with real property environmental matters in the future. If such costs were to prove material, our operating results could be adversely affected.

Risks Related to Our Company and our Business

•Our ability to maintain capacity at and forecast the needs of our warehousing and distribution facilities can impact our business and results of operations.

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

We purchase a number of our products, particularly private brand and white label products, from vendors located outside of the United States. Raw material costs used in our vendors’ products (steel, tungsten, etc.) and energy costs have significantly increased and may continue to increase, which has resulted and may continue to result in increased production costs for our vendors, which they seek to pass along to us. Difficulties encountered by one or several of these suppliers could halt or disrupt production and delay completion or cause the cancellation of our orders. Delays or interruptions in the transportation network could result in loss or delay of timely receipt of product required to fulfill customer orders. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. In this regard, in response to the tariffs imposed by the U.S. on goods imported from China, we are seeking alternative sources of supply, such as utilizing new vendors in additional countries, which entails various risks, such as identifying, vetting and managing new business relationships, reliance on these new vendors maintaining quality control over their products, and protecting our intellectual property rights.

Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, war or other conflicts, outbreaks of pandemics and other factors are beyond our control. These and other issues affecting our vendors could materially adversely affect our revenue and gross profit.

See also the risk factor "General economic conditions, including those that can result in decreased customer confidence and spending, could result in our failure to achieve our historical sales growth rates and profit levels" above for a discussion regarding the risks posed by the spread of the coronavirus on our supply chain and general economic activity.
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

Our gross margins are dependent on the mix of products we sell, decisions to drop ship rather than stock products in our distribution centers, decisions to offer private brand alternatives or branded offerings, price changes by manufacturers, and pricing actions by competitors. In addition, we could be adversely affected by a continuation of our customers’ shift to lower-priced products.

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

•Use of Cloud-Based Systems and Infrastructure Provided by Third Parties Present Significant Risks to Our Business.

Certain of our operating systems and management information systems resources and storage reside on a leading cloud-based platform operated by a well-known third-party provider of technology services. This managed cloud-based platform is operated on a “infrastructure as a service” (“IAAS”) model. Accordingly, exposure to third-party service outages and data loss, or a failure of the network or loss of connectivity can adversely affect our business.  In addition, since the data resides on the cloud, we and our customers are forced to rely on the physical and information security of the vendor to protect their valuable information.  There can be no assurance that the cloud-based systems on which we rely will not experience such outages or failures or that data privacy/information security will not be breached.

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

In processing our sales orders, we often collect personal information and transmit credit card information of our customers. If there was a security breach resulting in unauthorized access to or use of such information, we could be subject to claims for identity theft, unauthorized purchases and claims alleging misrepresentation of our privacy and data security practices or other related claims. While the Company believes it conforms to appropriate Payment Card Industry (“PCI”) security standards, any breach involving the loss of credit card information may lead to significant PCI related fines. In the event of a severe breach, credit card providers may prevent our accepting of credit cards.

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

Although our IT systems are protected through various network security measures, our facilities and systems, and those of our third-party service providers with which we do business, may nevertheless be vulnerable to security breaches, cyber-attacks (any adverse event that threatens the confidentiality, integrity or availability of our information resources) vandalism, power outages, natural disasters, computer system failures, telecommunication or network failures, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. From time to time, we have experienced efforts by unknown persons, including “bots”, to access or breach our information systems, and these efforts can be expected to continue in the future. Furthermore, the recent military conflict between Ukraine and Russia, and the potential for retaliatory acts of cyberwarfare from Russia against U.S. companies in response to increasing sanctions on Russia could result in increased cyber-attacks against us. While we have successfully defended against such efforts in the past, there can be no assurance we will be able to protect sensitive data and/or the integrity of the Company's information systems and to defend against such efforts in the future.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the Canadian Dollar and the Indian Rupee. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in countries outside the United States, and non-U.S. sales accounted for approximately 6.5% of our net sales from continuing operations during 2021. To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

•Concentration of Ownership and Control Limits Stockholders Ability to Influence Corporate Actions.

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 66.6% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions. Under NYSE rules, as a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a "controlled company", the Company has elected to opt-out of the first of these. The Company does however currently have an independent Compensation Committee and Corporate Governance and Nominating Committee.

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

The Company has made acquisitions in the past and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired, we may be required to record a significant charge to earnings in the period during which the impairment is discovered. Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2021, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

•Our business is dependent on certain key personnel, including the recent engagement of new senior executives.

Our business depends largely on the efforts and abilities of certain key senior management employees. Recruiting and retaining qualified personnel is and will continue to be critical to our success. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with sufficient skills and experience required to successfully run our business. We may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the intense competition among numerous companies for similar personnel. Our inability to attract and retain such personnel could have a material adverse effect on our business and financial results.

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

•We exited our France business in 2018 and our North American Technology Products Group ("NATG") business in 2015 and could incur costs in excess of our estimated exit expenses.

The Company has completed the wind-down activities related to the sale of the France business, but may incur additional charges related to statutory tax and other indemnities given at closing. The Company has substantially completed the wind-down activities related to the NATG business, although certain NATG activities related to sublet facilities continue. The Company expects that total additional NATG exit costs incurred during 2022 or later may aggregate up to $0.5 million, which will be presented in discontinued operations. There can be no assurance the Company will be able to timely exit its existing NATG lease commitments at currently recorded cost levels. Failure to achieve these expectations will result in increased cash exit costs for the Company.

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

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful may take longer or be more difficult, time-consuming or costly to accomplish than anticipated and could result in disruption to other parts of our business. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our consolidated business and operating results and could result in disruption to other parts of our business.

•Our operations are subject to the effects of a rising rate of inflation.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for the twelve months ended December 31, 2021. Inflationary pressures have increased our costs, including for those for transportation and labor. To the extent we are unable to offset these cost increases through higher prices or other measures, our operating results may be adversely affected.

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

North America

As of December 31, 2021, we have seven operational distribution centers in North America which aggregate approximately 2.6 million square feet of space.

Our headquarters, administrative offices and call centers aggregate approximately 192,000 square feet of space.

The Company has one Business to business call center and one warehouse from its discontinued NATG business that are sublet. These properties aggregate to approximately 0.4 million square feet of space.

Asia

As of December 31, 2021, we leased three administrative offices in Asia aggregating approximately 16,300 square feet of space.

Please refer to Note 4 to the consolidated financial statements for additional information about leased properties.

Item 3. Legal Proceedings.

For a description of the Company's legal proceedings, see Note 15, Commitments, Contingencies and Other Matters, of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Global Industrial's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “GIC.”  The following table sets forth the high and low closing sales price for the common stock and the dividends declared per share for each quarter during 2021 and 2020.

	High	Low	Dividends
2021
First Quarter	$44.96	$35.36	$0.16
Second Quarter	45.72	32.62	0.16
Third Quarter	40.10	34.61	0.16
Fourth Quarter	44.82	37.75	1.16

2020
First Quarter	$25.62	$14.82	$1.14
Second Quarter	21.87	15.82	0.14
Third Quarter	23.44	18.82	0.14
Fourth Quarter	37.20	22.94	2.14

On December 31, 2021, the last reported sale price of our common stock on the NYSE was $40.90 per share.  As of December 31, 2021, we had 175 shareholders of record.

In February 2022, the Company's Board of Directors declared a regular cash dividend of $0.18 per share to common stock shareholders of record at the close of business on February 28, 2022, payable on March 7, 2022.

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

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

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

During 2021, no shares were repurchased. During 2020, the Company repurchased 392,337 common shares for $7.2 million under its share repurchase authorization. The maximum number of shares that may yet be purchased under the program total approximately 1,375,000.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Global Industrial Company, through its subsidiaries, is a value-added industrial distributor of more than one million industrial and maintenance, repair and operation ("MRO") products in North America going to market through a system of branded e-commerce websites and relationship marketers.

Continuing Operations

The Company sells a wide array of industrial and MRO products, which are marketed in North America. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: Global™, GlobalIndustrial.com™, Nexel™ Paramount™ and Interion™.

Discontinued Operations

The Company's discontinued operations include the results of the North American Technology Group ("NATG") business sold in December 2015 (see Note 1 and Note 6 to the Consolidated Financial Statements).

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

The Company has elected to omit discussion of the earliest year presented, December 31, 2019, in MD&A. This discussion can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2020, filed on March 18, 2021.

Business Outlook

As we look to 2022, the Company is focused on the continued execution of our customer centric strategy, specifically in areas such as sales, marketing, private brand, digital transformation and distribution; all of which are targeted to help drive better execution, enhance our ability to deliver an exceptional customer service experience and support growth for the future. As the Company continues to take steps to deliver efficiency improvements through various technology and automation opportunities, we expect our capital expenditures in 2022 to be in the range of $7.0 to $9.0 million.

Highlights from 2021
The following discussion of our results of operations and financial condition will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•Consolidated sales increased 3.3% to $1.06 billion in U.S. dollars compared to $1.03 billion last year. Sales increased 5.0% on an average daily sales basis. Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate. Fiscal year 2021 had four fewer selling days than 2020.
•Consolidated operating income increased 4.6% to $88.0 million compared to $84.1 million last year.
•Net income per diluted share from continuing operations increased 9.5% to $1.84 compared to $1.68 last year.

Results of Operations(1)

Key Performance Indicators (in millions):

	Years Ended December 31		Change
	2021	2020	2021 vs. 2020
Results of continuing operations:
Consolidated net sales	$1,063.1	$1,029.0	3.3%
Consolidated gross profit	$374.3	$356.9	4.9%
Consolidated gross margin	35.2%	34.7%	0.5%
Consolidated SD&A costs	$286.3	$272.8	4.9%
Consolidated SD&A costs as % of sales	26.9%	26.5%	0.4%
Consolidated operating income	$88.0	$84.1	4.6%
Consolidated operating margin from continuing operations:	8.3%	8.2%	0.1%
Effective income tax rate	20.0%	23.7%	(3.7)%
Net income from continuing operations	$70.1	$64.1	9.4%
Net margin from continuing operations	6.6%	6.2%	0.4%
Net income from discontinued operations, net of tax	$33.2	$1.3	NM

NM - not meaningful

1
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years are described as if they ended on the last day of the respective calendar month.  Fiscal years 2021 and 2020 ended on January 1, 2022 and January 2, 2021, respectively. The year ended 2021 included 52 weeks and 2020 included 53 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 3.3% to $1.06 billion compared to $1.03 billion in the prior year. The Company's performance continued to benefit from investments in our private brand offerings, as 2021 private brand offerings made up over 45% of net sales, and was its fastest growing sourcing channel. During 2021 the Company experienced disruptions in its supply chain, including container shortages, high levels of port congestion, and disruptions to the domestic less-than-truckload ("LTL") carrier network. These disruptions caused extended lead times for product order fulfillment and resulted in an increase in open orders for both stock and drop ship offerings. Net sales were negatively impacted as the conversion of customer demand to net sales was slower than the Company's typical conversion cycle. Net sales from our Canada business grew 13.6%, 6.3% on a local currency basis, compared to prior year. U.S. revenue increased 2.7% compared to prior year. Consolidated sales increased 5.0% on an average daily sales basis compared to prior year. There were 4 fewer selling days in 2021 compared to 2020.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, freight pricing decisions including the use of free or other promotional freight plans, freight cost inflation including both domestic outbound freight as well as international inbound ocean freight, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, inflationary pressures on both transportation and raw material costs, changes in mix as a result of the normalization of our customer's demand of personal protective equipment ("PPE") and other related products and historical seasonality.

Gross margin was 35.2% compared to 34.7% in the prior year primarily driven by improvements in price rationalization, as well as a product mix shift to in stock and private brand products and the higher margins these sourcing channels provide as compared to nationally branded products fulfilled through a drop ship model. The Company did experience a number of margin pressures during 2021 including increased LTL freight costs during the first quarter, costs related to its transition to a new 3PL partner, ocean freight costs throughout the year, and approximately $3.5 million write down of PPE inventory as the demand for these pandemic related supplies declined over the course of the year. We expect continued inflationary cost pressures from both ocean freight and domestic freight costs but remain confident that efforts to optimize price as well as further grow our private brands will help offset these increases.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”), EXCLUDING SPECIAL GAINS AND CHARGES

Selling, distribution and administrative expenses totaled $286.3 million and $272.8 million for the years ended December 31, 2021 and 2020, respectively.

SD&A costs as a percentage of sales increased in 2021 compared to 2020 by 40 basis points. This increased SD&A reflects increased marketing investment to support both core and private brand product lines, growth initiatives, as well as increased distribution center compensation. Significant cost increases related to increased salary, temporary labor, recruitment and other employee related costs of approximately $9.4 million, as distribution center labor availability continues to remains tight, offset by cost savings due to lower variable bonus, commissions and equity compensation expenses of approximately $6.3 million related to the Company's financial performance. Other cost increases related to our in-person national trade show held in the fourth quarter of 2021 compared to the virtual event held last year of approximately $1.2 million and increased internet advertising spend of approximately $3.4 million, increased consulting and professional fees of approximately $1.5 million primarily related to our customer centric strategy initiatives, increased facility costs of approximately $2.0 million and increased dues and subscription fees of approximately $1.4 million.

DISCONTINUED OPERATIONS

The Company's discontinued operations include the results of the NATG businesses sold in December 2015 (see Note 1 and Note 6 to the Consolidated Financial Statements).

During 2021, the Company recorded net income in its discontinued operations of approximately $33.2 million primarily related to the resolution of certain liabilities of these previously discontinued operations of $31.7 million, restitution receipts, net of related professional fees, of approximately $12.0 million and recorded approximately $10.7 million for the provision for income taxes.

OPERATING MARGIN

The Company's operating margin increased 10 basis points in 2021 compared to 2020, driven by improved gross margin that resulted primarily from the product mix shift to in stock and private brand products and efficiencies in our marketing efforts. Operating margin in 2021 was negatively impacted by PPE inventory write downs of approximately $3.5 million and continued freight pricing pressures.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.1 million for 2021 and 2020. The Company also recorded foreign exchange losses of approximately $0.3 million in 2021 and $0.0 million for 2020.

INCOME TAXES

The Company recorded net tax expense in continuing operations for 2021 of $17.5 million, or 20.0%, and a net tax expense in discontinued operations of $10.7 million. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and India operations, including tax expense for certain U.S. states. The tax rate was benefited by the reversal of valuation allowances against the Company's Canadian net operating loss carryforward and other deferred tax assets of approximately $3.4 million, as the Company now believes it is more likely than not that all of the net operating losses of the Canadian subsidiary will be utilized. Tax expense from continuing operations was also benefited by approximately $0.8 million of stock option exercises. Non-deductible expenses, including executive compensation, was approximately $0.4 million. Tax expense in discontinued operations is attributed to pretax income recorded in the discontinued North American Technology Products Group business.

The Company recorded net tax expense in continuing operations for 2020 of $19.9 million, or 23.7%, and a net tax expense in discontinued operations of $0.5 million. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and India operations, including tax expense for certain U.S. states. The tax rate was benefited by pre-tax income in Canada of approximately $3.2 million as the Company had a full valuation allowance against the deferred tax assets, including net operating losses, of its Canadian subsidiary and taxable income is fully offset by these net operating losses. Tax expense from continuing operations was also benefited by approximately $0.6 million of stock option exercises and dividend equivalent payments. Non-deductible expenses, including executive compensation, was approximately $0.7 million. Tax expense in discontinued operations is attributed to pretax income recorded in the discontinued North American Technology Products Group business.

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2021	2020	$ Change
Cash and cash equivalents	$15.4	$22.4	$(7.0)
Accounts receivable, net	$106.8	$102.3	$4.5
Inventories	$172.8	$132.3	$40.5
Prepaid expenses and other current assets	$6.4	$6.8	$(0.4)
Accounts payable	$114.4	$125.4	$(11.0)
Accrued expenses and other current liabilities	$50.5	$50.7	$(0.2)
Short-term debt	$4.5	0.0	$4.5
Operating lease liabilities	$10.5	$10.3	$0.2
Working capital	$121.5	$77.4	$44.1

Historical Cash Flows

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities from continuing operations	$47.6	$67.3
Net cash provided by operating activities from discontinued operations	$2.2	$0.9
Net cash used in investing activities from continuing operations	$(3.4)	$(2.7)
Net cash used in financing activities from continuing operations	$(55.0)	$(138.8)
Effects of exchange rates on cash	$0.0	$0.1
Net decrease in cash and cash equivalents	$(8.6)	$(73.2)

Our primary liquidity needs are to support working capital requirements in our business, including inflationary cost pressures within inventory, funding recently declared and any future dividends, funding capital expenditures, debt repayment, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure specifically related to our e-commerce shopping experience, sales force productivity and automation, continuing investment in upgrading and expanding our distribution footprint and funding acquisitions. We rely principally upon operating cash flows to meet these needs. We currently believe that current cash on hand and cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $44.1 million primarily related to increased inventory balances and lower accounts payable and accrued expense balances. Our inventory balance increase is primarily associated with increased cost of capitalized freight associated with increased costs of inbound ocean freight, as well as expansion of safety stock and in transit inventory associated with the extended lead times caused by supply chain disruptions both at origin as well as at port in the United States. Accounts receivable days outstanding were 38.0 in 2021 compared to 37.4 in 2020. Inventory turns were 4.7 in 2021 compared to 5.3 in 2020 and accounts payable days outstanding were 69.1 in 2021 compared to 68.3 in 2020. We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $47.6 million attributable to cash generated from net income adjusted by other non-cash items which provided $76.3 million in 2021 compared to $73.6 million provided by these items in 2020. This increase is primarily related to the higher net income from continuing operations in 2021 compared to 2020. Offsetting this increase are the changes in our working capital accounts, which used $28.7 million in cash compared to $6.3 million used in 2020, primarily the result of changes in the inventory, accounts receivable, accounts payable and accrued expenses, other current liabilities and non-current liabilities balances in 2021. Net cash provided by operating activities from discontinued operations was $2.2 million and $0.9 million in 2021 and 2020, respectively.

Investing Activities

Net cash used in investing activities from continuing operations totaled $3.4 million and $2.7 million for 2021 and 2020, respectively. In 2021 and 2020, investing activities were primarily related to leasehold improvements, warehouse machinery and equipment, molds and computer equipment.

Financing Activities

Net cash used in financing activities was $55.0 million and $138.8 million in 2021 and 2020, respectively. In 2021, net cash used in financing activities primarily related to the special dividend of $1.00 per share declared in December 2021, and the regular quarterly dividends of $0.16 per share, which totaled approximately $62.5 million. During 2021, the Company had net borrowings under its credit facility of approximately $4.5 million and proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld, totaled $1.9 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $1.1 million. In 2020, cash used in financing activities was primarily related to the payment of the special dividend of $2.00 declared in December 2020 and regular quarterly dividends of $0.14 per share, which totaled approximately $134.3 million and the Company purchased treasury shares totaling approximately $7.2 million. Proceeds from stock option exercises, net of payments for payroll taxes through shares withheld, totaled $1.9 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.8 million in 2020.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution which has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2021, eligible collateral under the credit agreement was $75.0 million, total availability was $72.5 million, total outstanding letters of credit was $1.5 million, total outstanding borrowings was $4.5 million and total excess availability was $66.5 million. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2021.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility. In 2022 we anticipate capital expenditures to be in the range of $7.0 to $9.0 million, though at this time we are not contractually committed to incur these expenditures.

In the past we have engaged in opportunistic acquisitions, choosing to pay the purchase price in cash, and may do so in the future as favorable situations arise.  However, a deep and prolonged period of reduced business spending could adversely impact our cash resources and force us to either forego future acquisition opportunities or to pay the purchase price using stock, debt or a combination of consideration which could have an adverse effect on our earnings. We believe that our cash balances and future cash flows from operations and availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of December 31, 2021, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2021 cash balances held in foreign subsidiaries totaled approximately $6.5 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $75 million of liquidity (cash and an undrawn line of credit) in the U.S. as of December 31, 2021.

Material Cash Requirements

We are obligated under non-cancelable operating leases for the rental of our facilities and certain of our equipment which expires at various dates through 2032. As of December 31, 2021 we were obligated for approximately $99.6 million under these non-cancelable operating leases. In 2022 we anticipate cash expenditures of approximately $14.5 million for these operating leases.  We have sublease agreements for unused space we lease in the United States.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. As of December 31, 2021 we were obligated for approximately $31.8 million under these commitments. In 2022 we anticipate cash expenditures of approximately $7.3 million related to these commitments. In addition to the previously mentioned commitments, we had $1.5 million of standby letters of credit outstanding as of December 31, 2021.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2021, the Company had no material uncertain tax positions.

Discontinued Operations

The Company's discontinued operations include the former North American Technology Group business sold in December 2015 (see Note 1 and Note 6 to the Consolidated Financial Statements).

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

The Company's invoice, and the terms and conditions of sale contained therein, constitutes the evidence of an arrangement and is a contract with the customer. The performance obligations are generally delivery of the products listed on the invoice and the transaction price for each product is listed. Allocation of transaction price is generally not needed. Performance obligations are satisfied, and revenue is recognized upon the shipment of goods from one of the Company’s distribution centers or drop shippers for most contracts or in certain cases revenue will be recognized upon delivery and acceptance by the customer. Customer acceptance occurs when the customer accepts the shipment. The Company's standard terms, provided on its invoices as well as on its websites, are included in communications with the customer and have standard payment terms of 30 days. Certain customers may have extended payment terms that have been pre-approved by the Company's credit department, but generally none extend longer than 90 days.
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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2021.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.2 million and $1.9 million at December 31, 2021 and 2020, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

Our estimates for the years ended December 31, 2021 and 2020 have not been materially different than our actual experience. While bad debt allowances have been within expectations, there can be no assurance that we will continue to experience the same allowance rate we have in the past particularly if business or economic conditions change or actual results deviate from historical trends.

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

Our inventory reserve estimates for the years ended December 31, 2021 and 2020 have not been materially different than our actual experience. However, if in the future our estimates are materially different than our actual experience we could have a material loss adjustment.

Income Taxes

We are subject to taxation from federal, state and foreign jurisdictions and the determination of our tax provision is complex and requires significant management judgment.

We conduct operations in numerous U.S. states and several foreign locations. Our effective tax rate depends upon the geographic distribution of our pre-tax income or losses among locations with varying tax rates and rules. As the geographic mix of our pre-tax results among various tax jurisdictions changes, the effective tax rate may vary from period to period. We are also subject to periodic examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We establish as needed, and periodically reevaluate, an estimated income tax reserve on our consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While management believes that we have identified all reasonably identifiable exposures and whether or not a reserve is appropriate, it is possible that additional exposures exist and/or that exposures may be settled at amounts different than the amounts reserved. The determination of deferred tax assets and liabilities and any valuation allowances that might be necessary requires management to make significant judgments concerning the ability to realize net deferred tax assets. The realization of our net deferred tax assets is significantly dependent upon the generation of future taxable income. In estimating future taxable income there are judgments and uncertainties related to the development of forecasts of future results that may not be reliable. Significant management judgment is also necessary to evaluate the operating environment and economic conditions that exist to develop a forecast for a reporting unit. Where management has determined that it is more likely than not that some portion or the entire deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. We have not made any material changes to our income tax policy in the past and we do not anticipate making any material changes to this policy in the near future.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $6.5 million and pretax income would have fluctuated by approximately $0.3 million if average foreign exchange rates changed by 10% in 2021. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2021 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2021, there were no outstanding balances under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.   Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Industrial Company

Opinion on Internal Control over Financial Reporting

We have audited Global Industrial Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Industrial Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
March 17, 2022

Item 9B. Other Information.

None.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted a Corporate Ethics Policy that applies to our principal executive officer, principal financial officer and principal accounting officer. Any amendments to the Corporate Ethics Policy or any grant of a waiver from the provisions of the Corporate Ethics Policy requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on the Company’s website.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Item 15.    Exhibits and Financial Statement Schedules.

3	Exhibits.

	Exhibit No.	Description
	3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1) (Registration No. 33-92052).
	3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s report on Form 8-K dated May 18, 1999).
	3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Company’s report on Form 8-K dated June 21, 2021).
	3.4	Second Amended and Restated By-laws of the Company (effective as of June 21, 2021 (incorporated by reference to the Company’s report on Form 8-K dated June 21, 2021).
	4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995).
	4.2	Description of Registrant's Securities (filed herewith)
	10.1	Lease Agreement, dated December 8, 2005, between Hamilton Business Center, LLC (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (the “Buford Lease”) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).
	10.2	First Amendment, to the Buford Lease, dated June 12, 2006, between Hamilton Business Center, LLC (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).
	10.3	Lease Agreement, dated February 27, 2012, between PR I Washington Township NJ, LLC (landlord) and Global Equipment Company Inc. (tenant) (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).
	10.4*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
	10.7	Lease Agreement, dated December 10, 2014, between Prologis, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (Las Vegas, NV facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2014).
	10.8*	Amendment to the Term of the 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Supplemental Proxy Material filed May 18, 2015).
	10.9	Third Amended and Restated Credit Agreement dated as of October 28, 2016, by and among the Company and certain affiliates thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).
	10.10	Third Amended and Restated Pledge and Security Agreement dated as of October 28, 2016, by and among the Company and certain affiliates thereof and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).
	10.11	Amended and Restated Lease dated December 14, 2016, by and between Addwin Realty Associates, LLC (landlord) and Global Equipment Company Inc. (tenant) (Port Washington, NY facility) (incorporated by reference to the Company’s report on Form 8-K dated December 16, 2016).
	10.12*	Employment Agreement, dated October 5, 2018, between the Company and Barry Litwin (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2018).
	10.13*	Amendment No. 1, dated January 7, 2020, to the Employment Agreement, between the Company and Barry Litwin (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2019).
	10.14*	Form of Employee Stock Purchase Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed November 2, 2018).
10.15
Lease Agreement, dated April 18, 2019, by and between HLIT II CTC 3, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (DeSoto, TX facility) (exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2019).

	10.16	Lease Agreement, dated December 18, 2009, between Lakeview XII Ventures, LLC (landlord) and Global Industrial Distribution Inc. (as successor in interest through merger to C&H Service, LLC) (tenant) (Pleasant Prairie, WI facility) (the "PP" Lease) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2020).

10.17	First Amendment, to the PP Lease, dated April 14, 2020, between Lakeview XII Ventures, LLC (landlord) and Global Industrial Distribution Inc.(as successor in interest through merger to C&H Service, LLC) (tenant) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2020).
10.18	Second Amendment to the Buford Lease, dated November 20, 2006, between Teachers Insurance and Annuity Association of America, for the benefit of its separate real estate account (as successor-in-interest to Hamilton Mill Business Center, LLC) (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2020).
10.19	Third Amendment to the Buford Lease Agreement, dated September 16, 2020 between Teachers Insurance and Annuity Association of America, for the benefit of its separate real estate account (as successor-in-interest to Hamilton Mill Business Center, LLC) (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2020).
10.20*	Form of 2020 Omnibus Long-Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 22, 2020).
10.21*	Employment Agreement, dated October 12, 2021, between the Company and Adina Storch (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021).
10.22*	Amendment No. 1, dated December 2, 2021, to the Employment Agreement, between the Company and Adina Storch (filed herewith).
10.23*	Amendment No. 1, dated as of October 19, 2021, to the Third Amended and Restated Credit Agreement by and among the Company and certain affiliates thereof, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021).
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of October 2021) (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

    *Exhibit is a management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

By: /s/ BARRY LITWIN

Barry Litwin
Chief Executive Officer

Date: March 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD LEEDS	Executive Chairman and Director	March 17, 2022
Richard Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	March 17, 2022
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 17, 2022
Robert Leeds

/s/ BARRY LITWIN	Chief Executive Officer	March 17, 2022
Barry Litwin	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Senior Vice President and Chief Financial Officer	March 17, 2022
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 17, 2022
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT ROSENTHAL	Director	March 17, 2022
Robert Rosenthal

/s/ CHAD LINDBLOOM	Director	March 17, 2022
Chad Lindbloom

/s/ LAWRENCE REINHOLD	Director	March 17, 2022
Lawrence Reinhold

/s/ PAUL PEARLMAN	Director	March 17, 2022
Paul Pearlman

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Global Industrial Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Industrial Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2022 expressed an unqualified opinion thereon.

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

Measurement of Inventory Valuation Reserves
Description of the Matter
As of December 31, 2021, the Company’s net inventory balance was $172.8 million. As described in Note 2 to the consolidated financial statements, management records inventory at the lower of its cost or net realizable value. The valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory, which includes the consideration of shrinkage and slow-moving or obsolete inventory. To establish the inventory valuation reserves the Company considers factors such as historical demand trends, market conditions, inventory levels, historical write-off information and assumptions regarding future demand and direct selling costs.

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

Our audit procedures to test the adequacy of the inventory valuation reserve included, among others, evaluating the appropriateness of management’s inputs to the inventory valuation reserve calculation, including testing the completeness and accuracy of the data used in management’s calculation such as historical write-off activity, direct selling costs, and inventory levels for each product. We compared actual write-off activity in recent years to the inventory valuation reserve estimated by the Company in prior years. We also tested, the mathematical accuracy of the Company’s reserve calculation, performed inquiries of the Company’s management and obtained documentation to evaluate the Company’s estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2005.

New York, New York
March 17, 2022

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2021	2020
ASSETS:
Current assets:
Cash and cash equivalents	$15.4	$22.4
Accounts receivable, (net of allowance for credit losses of $2.5 and $1.7, respectively)	106.8	102.3
Inventories	172.8	132.3
Prepaid expenses and other current assets	6.4	6.8
Total current assets	301.4	263.8

Property, plant and equipment, net	16.5	16.6
Operating lease right-of-use assets	68.8	77.3
Deferred income taxes	10.3	7.6
Goodwill, intangibles and other assets	8.0	9.6
Total assets	$405.0	$374.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$114.4	$125.4
Accrued expenses and other current liabilities	50.5	50.7
Short term debt	4.5	0.0
Operating lease liabilities	10.5	10.3
Total current liabilities	179.9	$186.4

Operating lease liabilities	68.5	77.2
Other liabilities	3.0	4.5
Total liabilities	251.4	268.1

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none
Common stock, par value $.01 per share, authorized 150 million shares; issued 39,011,096 and 38,955,848 shares; outstanding 37,854,409 and 37,552,055 shares	0.4	0.4
Additional paid-in capital	195.8	193.5
Treasury stock at cost —1,156,687 and 1,403,793 shares	(20.4)	(24.0)
Retained deficit	(25.5)	(66.5)
Accumulated other comprehensive income	3.3	3.4
Total shareholders’ equity	153.6	106.8
Total liabilities and shareholders’ equity	$405.0	$374.9

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$1,063.1	1,029.0	$946.9
Cost of sales	688.8	672.1	621.2
Gross profit	374.3	356.9	325.7
Selling, distribution and administrative expenses	286.3	272.8	260.4
Special gains	0.0	0.0	(0.8)
Operating income from continuing operations	88.0	84.1	66.1
Foreign currency exchange loss	0.3	0.0	0.0
Interest and other expense	0.1	0.1	0.0
Income from continuing operations before income taxes	87.6	84.0	66.1
Provision for income taxes	17.5	19.9	16.1
Net income from continuing operations	70.1	64.1	50.0
Income (loss) from discontinued operations, net of tax	33.2	1.3	(1.5)
Net income	$103.3	$65.4	$48.5

Net income per common share from continuing operations:
Basic	$1.85	$1.69	$1.33
Diluted	$1.84	$1.68	$1.32
Net income (loss) per common share from discontinued operations:
Basic	$0.88	$0.03	$(0.04)
Diluted	$0.87	$0.03	$(0.04)
Net income per common share:
Basic	$2.73	$1.72	$1.29
Diluted	$2.71	$1.71	$1.28

Weighted average common and common equivalent shares:
Basic	37.8	37.5	37.5
Diluted	38.0	37.7	37.7

Dividends declared	1.64	3.56	0.48

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	103.3	65.4	$48.5
Other comprehensive income (loss):
Foreign currency translation	(0.1)	0.4	0.0
Total comprehensive income	$103.2	$65.8	$48.5

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$70.1	$64.1	$50.0
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3.7	4.1	4.1
Other non-cash benefit	0.0	0.0	(0.8)
(Benefit) provision for deferred income taxes	(3.2)	(0.5)	1.4
Provision for credit losses	2.8	1.2	1.0
Compensation expense related to equity compensation plans	2.9	4.7	5.4
Loss on dispositions and abandonment	0.0	0.0	0.1

Changes in operating assets and liabilities:
Accounts receivable	(7.4)	(15.0)	(5.6)
Inventories	(40.5)	(19.7)	(5.0)
Prepaid expenses and other assets	0.4	(2.6)	(0.4)
Income taxes payable	3.9	3.1	3.7
Accounts payable	19.7	10.1	14.6
Accrued expenses, other current liabilities and other liabilities	(4.8)	17.8	1.8
Net cash provided by operating activities from continuing operations	47.6	67.3	70.3
Net cash provided by (used in) operating activities from discontinued operations	2.2	0.9	(1.9)
Net cash provided by operating activities	49.8	68.2	68.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3.4)	(2.7)	(6.9)
Net cash used in investing activities from continuing operations	(3.4)	(2.7)	(6.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(62.5)	(134.3)	(261.6)
Borrowings under credit facility	45.2	0.0	0.0
Repayments under credit facility	(40.7)	0.0	0.0
Proceeds from issuance of common stock	4.9	3.3	2.1
Payment of payroll taxes on stock-based compensation through shares withheld	(3.0)	(1.4)	(0.9)
Proceeds from the issuance of common stock from employee stock purchase plans	1.1	0.8	0.8
Purchase of treasury shares	0.0	(7.2)	0.0
Net cash used in financing activities from continuing operations	(55.0)	(138.8)	(259.6)

EFFECTS OF EXCHANGE RATES ON CASH	0.0	0.1	(0.1)

NET DECREASE IN CASH	(8.6)	(73.2)	(198.2)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	24.0	97.2	295.4

CASH AND CASH EQUIVALENTS – END OF YEAR	$15.4	$24.0	$97.2

Supplemental disclosures:

Interest paid	$0.3	$0.2	$0.3
Income taxes paid	$27.0	$17.7	$11.3
Supplemental disclosures of non-cash operating and investing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.6	$28.7	$16.5

	December 31,
	2021	2020	2019
Supplemental disclosures:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$15.4	$22.4	$97.2
Restricted cash	0.0	1.6	0.0
Total cash, cash equivalents and restricted cash	$15.4	$24.0	$97.2

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2018	37,335	$0.4	$187.0	$(25.1)	$(27.6)	$3.0	$137.7
Stock-based compensation expense			5.4				5.4
Issuance of restricted stock	109		(1.8)	1.8			0.0
Stock withheld for employee taxes	(39)			(0.9)			(0.9)
Proceeds from issuance of common stock	230		(1.7)	3.8			2.1
Dividends					(18.1)		(18.1)
Issuance of shares under employee stock purchase plan	44		0.8				0.8
Net income					48.5		48.5
Balances, December 31, 2019	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	175.5
Stock-based compensation expense			4.7				4.7
Issuance of restricted stock	42		(0.7)	0.7			0.0
Stock withheld for employee taxes	(47)			(1.4)			(1.4)
Proceeds from issuance of common stock	221		(1.0)	4.3			3.3
Dividends					(134.7)		(134.7)
Purchase of treasury shares	(392)			(7.2)			(7.2)
Issuance of shares under employee stock purchase plan	49		0.8				0.8
Change in cumulative translation adjustment						0.4	0.4
Net income					65.4		65.4
Balances, December 31, 2020	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	$106.8
Stock-based compensation expense			2.9				2.9
Issuance of restricted stock	78		(1.3)	1.3			0.0
Stock withheld for employee taxes	(77)			(3.0)			(3.0)
Proceeds from issuance of common stock	246		(0.4)	5.3			4.9
Dividends					(62.3)		(62.3)
Issuance of shares under employee stock purchase plan	55		1.1				1.1
Change in cumulative translation adjustment						(0.1)	(0.1)
Net income					103.3		103.3
Balances, December 31, 2021	37,854	$0.4	$195.8	$(20.4)	$(25.5)	$3.3	$153.6

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Global Industrial Company, formerly known as Systemax Inc., through its operating subsidiaries, is a value-added industrial distributor of more than one million industrial and maintenance, repair and operation ("MRO") products in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and maintenance, repair and operation products, markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of products is impractical.

The Company's discontinued operations include its former North American Technology Group business, which was sold in December 2015 and has been winding down its operations since then. The sale of this business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.   Under ASU 2014-08, in order for a disposal to qualify for discontinued operations presentation in the financial statements, the disposal must be a “strategic shift” with a major impact for the reporting entity. If the entity meets this threshold, and other requirements, only the components that were in operation at the time of disposal are presented as discontinued operations. Therefore, the prior year results of the former North American Technology business are included in discontinued operations in the accompanying consolidated financial statements.

For the years ended December 31, 2021 and December 31, 2020, net income from the discontinued North American Technology business totaled $33.2 million and $1.3 million, respectively. In the fourth quarter of 2021, the Company recorded net income of approximately $22.7 million primarily related to the resolution of certain liabilities of its previously discontinued operations. Net loss from the discontinued North American Technology business totaled $1.5 million for the year ended December 31, 2019.

Related Party Transactions

During 2021, the Company recorded approximately $3.1 million in professional fee expense from a law firm which employs an immediate family member of one of the Company's Vice Chairmen. Of the previously mentioned fees, $3.0 million were contingent fees paid upon receipt of $15.0 million in restitution received in the Company's discontinued operations. Amounts outstanding at December 31, 2021 were de minimis and were recorded in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

During 2020, the Company made inventory purchases of approximately $3.2 million from an entity owned by immediate family members of the Company's Executive Chairman. Amounts outstanding at December 31, 2020 were de minimis and were recorded in Accounts payable in the accompanying Consolidated Balance Sheets. These transactions were carried out on an arm's length basis and with prior approval of the Company's Nominating and Corporate Governance Committee.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Global Industrial Company, formerly known as Systemax Inc., and its wholly-owned subsidiaries (collectively, the “Company” or “Global Industrial”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The full year of 2021 and 2019 included 52 weeks, while 2020 included 53 weeks.

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

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for credit losses, product returns liabilities, inventory reserves, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals.

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

Restricted cash — At December 31, 2021, the Company did not have restricted cash. At December 31, 2020, the Company had restricted cash collateralizing letters of credit outstanding of $1.6 million, which was recorded in Other assets in the accompanying Consolidated Balance Sheets. Amounts included in restricted cash represent those required to be set aside by a contractual agreement with an insurer for the payment of workers' compensation claims.

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

Property, Plant and Equipment — Property, plant and equipment is stated at cost. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method over their estimated useful lives ranging from three years to fifteen years. Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases. During 2021, the Company disposed of property, plant and equipment of approximately $1.7 million and accumulated depreciation of $1.7 million. During 2020, the Company disposed of property, plant and equipment of approximately $10.5 million and accumulated depreciation of $10.5 million.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2021 and 2020.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical return rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.2 million and $1.9 million at December 31, 2021 and 2020, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Allowance for Credit Losses - The Company’s trade accounts receivable is one portfolio comprised of commercial businesses operating in the U.S. and to a much lesser extent, Canada. The Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables, considering customer financial condition, historical loss experience with its customers, current market economic conditions and forecasts of future economic conditions when appropriate. When the Company becomes aware of a customer's inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected. For the balance of its trade receivables, the Company uses a loss rate method to estimate its credit loss reserve. Historical loss experience rates are calculated using receivable write offs over a trailing twelve-month period and comparing that to the average receivable balances over the same period. That rate is applied to the current accounts receivable portfolio, excluding accounts that have been specifically reserved. Any write offs incurred are recorded against the established reserves.

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

Net advertising expenses were $65.3 million, $60.3 million and $69.8 million during 2021, 2020 and 2019, respectively, and are included in the accompanying consolidated statements of operations.

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

Employee Benefit Plans — The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $1.4 million in 2021 and 2020 and $1.1 million in 2019.

Fair Value Measurements — Fair value accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value standards establish the fair value hierarchy to prioritize the inputs used in valuation techniques. There are three levels to the fair value hierarchy (Level 1 is the highest priority and Level 3 is the lowest priority):

Level 1 -	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 -	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
Level 3 -	Unobservable inputs which are supported by little or no market activity

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At December 31, 2021 and 2020, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

The fair value of goodwill, non-amortizing intangibles and long-lived assets is measured in connection with the Company’s annual impairment testing as discussed above.

The weighted average interest rate on short-term borrowings was 4.3% in 2021, 4.4% in 2020 and 6.2% in 2019.

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

The Company purchases substantially all of its products and components directly from both large and small manufacturers as well as large wholesale distributors.  No supplier accounted for 10% or more of our product purchases in 2021, 2020 and 2019. Most private brand products are manufactured by third parties to our specifications.

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

3.CREDIT LOSSES

The following is a rollforward of the allowances for credit losses related to the Company's receivables for the year ended December 31, 2021 and 2020 (in millions):

	December 31,
	2021	2020
Balance at beginning of period	$1.7	$6.8
Current period provision	2.8	1.2
Write-offs - trade accounts receivable	(2.0)	(0.7)
Write-offs - notes and other receivables*	0.0	(5.6)
Balance at end of period	$2.5	$1.7
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

The Company's operating lease costs, included in continuing operations, was $13.9 million, $13.1 million and $12.0 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Information relating to operating leases for continuing and discontinued operations as of December 31, 2021 and, 2020:

	Year Ended December 31,
	2021	2020
Weighted Average Remaining Lease Term
Operating leases	8.1 years	8.7 years

Weighted Average Discount Rate
Operating leases	5.2%	5.2%

ROU assets obtained in exchange for operating lease obligations	$2.6	$28.7

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2022	$14.5
2023	13.9
2024	12.7
2025	11.5
2026	9.6
Thereafter	37.4
Total lease payments	99.6
Less: interest	(20.6)
Total present value of lease liabilities	$79.0

The Company currently leases its headquarters office facility from an entity owned by the Company’s principal shareholders. Total rent expense recorded to related parties was $1.0 million in 2021, 2020 and 2019.

The Company has sublease agreements for certain unused facilities related to continuing and discontinued operations. These sublease agreements, one of which was to expire in February 2022, which has been extended to February 2023, includes an option to extend the lease term and the other sublease agreement expires in August 2023. Total sublease income of $1.3 million, $1.7 million and $1.9 million was recorded for the years ended December 31, 2021, 2020 and 2019, respectively. Future rent streams related to sublease agreements of $1.9 million to be collected in less than one year and $0.4 million to be collected between one and three years.

5.REVENUE

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the year ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Net sales:
United States	$993.9	$968.1	$901.3
Canada	69.2	60.9	45.6
Consolidated	$1,063.1	$1,029.0	$946.9

6.    DISCONTINUED OPERATIONS

The Company's discontinued operations include the former North American Technology Group which was sold in December 2015 and has been winding down operations since then (see Note 1).

For the year ended December 31, 2021, the Company recorded net income in its discontinued operations of approximately $33.2 million primarily related to the resolution of certain liabilities of these previously discontinued operations of $31.7 million, pre-tax, and recorded approximately $15.0 million in restitution receipts, offset by $3.0 million of related professional fees and recorded approximately $10.7 million for the provision for income taxes.

For the year ended December 31, 2020, the Company's discontinued operations recorded approximately $1.9 million in restitution receipts offset by approximately $0.5 million of professional fees and $0.5 million for the provision for income taxes. For the year ended December 31, 2019, the Company's discontinued operations recorded approximately $2.1 million in selling, distribution and administrative expenses and recorded approximately $0.6 million for the benefit for income taxes.

The Company has completed the wind-down activities related to the sale of the France business, as disclosed in previous 10-K filings, but may incur additional charges related to statutory tax and other indemnities given at closing. The Company has substantially completed the wind-down activities related to the former North American Technology Group business, although certain activities related to sublet facilities continue. The net assets and liabilities of discontinued operations are immaterial other than the exit costs disclosure below. The Company expects that total additional exit charges related to discontinued operations after this year may aggregate up to $0.5 million.
The Company has not incurred any special charges in continuing operations for the year ended December 31, 2021 or 2020. In the third quarter of 2019 and year ended December 31, 2019, within continuing operations, the Company's former German branch recorded special gains of approximately $0.8 million related to a buyout for its outstanding lease obligation.

The following table details liabilities related to the exit costs of the sold businesses that remain for 2021 (in millions):

Accrued exit costs
Balance January 1, 2021	$2.8
Charged to expense	0.4
Paid or otherwise settled	(0.5)
Balance December 31, 2021	$2.7

The following table details liabilities related to the exit costs of the sold businesses for 2020 (in millions):

Accrued exit costs
Balance, January 1, 2020	$2.8
Charged to expense	0.4
Paid or otherwise settled	(0.4)
Balance, December 31, 2020	$2.8

7.    GOODWILL, INTANGIBLES AND OTHER ASSETS

The following table provides information related to the carrying value of goodwill, intangibles (indefinite lived and definite lived) and other assets (in millions):

	December 31,
	2021	2020
Goodwill	$5.5	$5.5
Intangibles	1.3	1.5
Other assets	1.2	2.6
Balances, December 31	$8.0	$9.6

Indefinite-lived intangible assets:

The following table provides information related to the carrying value of indefinite lived intangibles as of December 31, 2021 and 2020, respectively (in millions):

	December 31,
	2021	2020
Balance, December 31	$0.7	$0.7

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets as of December 31, 2021 (in millions):

	December 31, 2021
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$1.4	$0.6	3.1
Domain name	5 yrs	3.4	3.4	0.0	0.0
Total		$5.4	$4.8	$0.6	3.1

The following table summarizes information related to definite-lived intangible assets as of December 31, 2020 (in millions):

	December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$1.2	$0.8	4.1
Domain name	5 yrs	3.4	3.4	0.0	0.0
Total		$5.4	$4.6	$0.8	4.1

The aggregate amortization expense for these intangibles was approximately $0.2 million in 2021. The estimated amortization for future years ending December 31 is as follows (in millions):

2022	$0.2
2023	0.2
2024	0.2
2025	0.0
Total	$0.6

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2021	2020
Land improvements	$0.8	$0.8
Furniture and fixtures, office, computer and other equipment and software	37.8	36.5
Leasehold improvements	13.5	13.1
	52.1	50.4
Less accumulated depreciation and amortization	35.6	33.8
Property, plant and equipment, net	$16.5	$16.6

Depreciation charged to continuing operations for property, plant and equipment including capital leases in 2021, 2020, and 2019 was $3.5 million, $3.9 million and $3.9 million, respectively, and is reported within selling, distribution and administrative expenses. During 2021, the Company disposed of property, plant and equipment of approximately $1.7 million and accumulated depreciation of $1.7 million and during 2020, the Company disposed of property, plant and equipment of approximately $10.5 million and accumulated depreciation of $10.5 million.

9.    CREDIT FACILITIES AND SHORT-TERM DEBT

The Company maintains a $75 million secured revolving credit facility with one financial institution, which provides for borrowings in the United States. In October 2021, the Company extended this facility for an additional five-year term, maturing on October 19, 2026. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2021, eligible collateral under the credit agreement was $75.0 million, total availability was $72.5 million, total outstanding letters of credit was $1.5 million, total outstanding borrowings was $4.5 million and total excess availability was $66.5 million. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2021.

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2021	2020
Payroll and employee benefits	$22.3	$26.4
Sales and VAT tax payable	2.8	3.8
Freight	11.4	7.4
Income taxes payable	4.9	0.9
Other	9.1	12.2
	$50.5	$50.7

11. NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share - basic was calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two-class method of computing earnings per share.  The two-

class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares. Undistributed net income is allocated between common shares outstanding and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Undistributed net losses are not allocated to our participating securities as these participating securities do not have a contractual obligation to share in losses. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options.  The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the year ended December 31, 2021, 2020 ad 2019 (in millions, except for per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income from continuing operations	$70.1	$64.1	$50.0
Less: Distributed net income available to participating securities	(0.3)	(0.8)	(0.1)
Less: Undistributed net income available to participating securities	0.0	0.0	(0.2)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$69.8	$63.3	$49.7
Add: Undistributed net income allocated to participating securities	0.0	0.0	0.2
Less: Undistributed net income reallocated to participating securities	0.0	0.0	(0.2)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$69.8	$63.3	$49.7
Denominator:
Weighted average shares outstanding for basic net income per share	37.8	37.5	37.5
Effect of dilutive securities	0.2	0.2	0.2
Weighted average shares outstanding for diluted net income per share	38.0	37.7	37.7

Net income per share from continuing operations:
Basic	$1.85	$1.69	$1.33
Diluted	$1.84	$1.68	$1.32

Net income (loss) from discontinued operations	$33.2	$1.3	$(1.5)
Less: Undistributed net income available to participating securities	$(0.2)	$0.0	$0.0
Numerator for basic net income per share:
Undistributed and distributed net income (loss) available to common shareholders	$33.0	$1.3	$(1.5)
Add: Undistributed net income allocated to participating securities	$0.2	$0.0	$0.0
Less: Undistributed net income reallocated to participating securities	$(0.2)	$0.0	$0.0

Numerator for diluted net income (loss) per share:
Undistributed and distributed net income (loss) available to common shareholders	$33.0	$1.3	$(1.5)

Net income (loss) per share from discontinued operations:
Basic	$0.88	$0.03	$(0.04)
Diluted	$0.87	$0.03	$(0.04)

Net income per share:
Basic	$2.73	$1.72	$1.29
Diluted	$2.71	$1.71	$1.28

Potentially dilutive securities	0.1	0.5	0.4
56

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Global Industrial Company's common stock, and their inclusion would be anti-dilutive.

12.    STOCK REPURCHASES

In 2018, the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. During 2021, no shares were repurchased. In 2020, the Company repurchased 392,337 common shares for approximately $7.2 million. The maximum number of shares that may yet be purchased under the Plan was approximately 1,375,000 at December 31, 2021.

13.    SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has two equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April 2010 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. The Company is no longer granting options or awards under this plan. A total of 372,257 options and 74,202 restricted stock units were outstanding under this plan as of December 31, 2021.

The 2020 Omnibus Stock Incentive Plan (“2020 Omnibus Plan”) - This plan was adopted in June 2020 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year (or $10.0 million in the case of cash performance awards). Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 91,047 options and 61,244 restricted stock units were outstanding under this plan as of December 31, 2021.

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

The fair value of the restricted stock ("RSU") and performance restricted stock ("PRSU") is the closing stock price on the NYSE of the Company's common stock on the date of grant or the closing stock price of the Company's common stock on the last business day prior to the grant date. Upon delivery, a portion of the RSU/PRSU award may be withheld to satisfy the statutory withholding taxes. The remaining RSU's/PRSU's will be settled in shares of the Company's common stock after the vesting period and on the prescribed delivery date. These RSUs/PRSU's have none of the rights as other shares of common stock, other than rights to cash dividends, until common stock is distributed.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in continuing operations (selling, distribution and administrative expenses) for 2021, 2020 and 2019 was $1.1 million, $1.8 million, and $3.3 million respectively. In the first
57

quarter of 2019, the Company repriced approximately 0.6 million shares of outstanding stock options and recorded approximately $0.6 million of related compensation expense and for the year ended December 31, 2019, the Company recorded $0.7 million of related compensation expense. The related future income tax benefits recognized for 2021, 2020 and 2019 were $0.3 million, $0.4 million and $0.7 million, respectively.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2021, 2020 and 2019:

	2021	2020	2019
Expected annual dividend yield	1.4%	2.0%	1.9%
Risk-free interest rate	0.75%	1.38%	2.65%
Expected volatility	51.9%	51.1%	50.4%
Expected life in years	5.0	5.2	5.0

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2021		2020		2019
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	661,024	$19.78	764,784	$17.31	596,148	$11.64
Granted	110,112	$38.02	111,872	$23.60	1,038,536	$15.76
Exercised	(196,639)	$15.37	(191,780)	$11.68	(224,750)	$8.92
Canceled or expired	(111,193)	$26.87	(23,852)	$23.71	(645,150)	$12.50
Outstanding at end of year	463,304	$24.28	661,024	$19.78	764,784	$17.31

Options exercisable at year end	223,158		302,283		227,598
Weighted average fair value per option granted during the year	$18.50		$9.12		$9.16

The total intrinsic value of options exercised was $4.5 million in 2021, $3.9 million in 2020 and $3.4 million in 2019.

The following table summarizes information about options vested and exercisable or non-vested that are expected to vest (non-vested outstanding less expected forfeitures) at December 31, 2021:

Range of Exercise Prices			Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$15.00	48,250	$5.92	4.64	$1.7
$15.01	to	$25.00	351,223	$23.53	6.95	6.1
$25.01	to	$35.00	8,880	$33.71	9.39	0.1
$35.01	to	$45.00	54,951	$43.69	9.23	0.0
$5.00	to	$45.00	463,304	$24.28	7.02	$7.9

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2021 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2021. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2021:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2021	358,741	$9.63
Granted	110,112	$18.50
Vested	(117,514)	$10.49
Forfeited	(111,193)	$10.66
Unvested at December 31, 2021	240,146	$12.80

At December 31, 2021, there was approximately $1.3 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 2.96 years. The total fair value of stock options vested during 2021, 2020 and 2019 was $1.2 million, $2.5 million and $4.0 million, respectively.

Restricted Stock and Restricted Stock Units

The following table reflects the activity for restricted stock awards, excluding the restricted stock issued to Directors (in millions, except shares data):

Year Granted	Shares Granted	Outstanding at December 31, 2021	Rights to Cash Dividend	Other Participation Rights	Performance Award	Compensation Expense
						Year Ended December 31,
						2021	2020	2019
2012	50,000	—	Yes	None	No	0 (1)	0 (1)	0 (1)
2016	100,000	—	Yes	None	No	0.0	0.0	0 (1)
2019	30,251	18,150	Yes	None	No	0.1	0.2	0.3
2019	149,412	24,187	Yes	None	Yes	0.1	1.2	1.3
2020	28,272	21,204	Yes	None	No	0.2	0.4	0.0
2020	43,330	10,661	Yes	None	Yes	0.1	0.6	0.0
2021	25,371	25,371	Yes	None	No	0.4	0.0	0.0
2021	32,874	19,713	Yes	None	Yes	0.3	0.0	0.0
					Total	$1.2	$2.4	$1.6

[1]	less than $0.1 million of expense recorded

Share-based compensation expense reported within continuing operations for restricted stock issued to Directors was $0.2 million in 2021, 2020 and 2019, respectively, and is recorded within selling, distribution and administrative expenses. A total of 16,160 restricted stock units from the 2020 Omnibus Plan are outstanding to the Directors as of December 31, 2021.

At December 31, 2021, there was approximately $1.7 million of unrecognized compensation cost related to the unvested RSU's, which is expected to be recognized over a weighted average period of 2.41 years.

Total compensation expense related to RSU and performance RSU's reported within continuing operations was approximately $1.4 million, $2.5 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is recorded within selling, distribution and administrative expenses.

The following table reflects the activity for all unvested restricted stock during 2021:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2021	163,760	$23.06
Granted	64,161	$37.29
Vested	(53,245)	$23.25
Forfeited	(39,230)	$27.36
Unvested at December 31, 2021	135,446	$28.48

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan - This plan was approved by the Company's stockholders in December 2018 and a reserve of 500,000 shares of common stock has been established under this plan. The Company adopted this plan, the terms of which allow for eligible employees (as defined in the 2018 Employee Stock Purchase Plan) to participate in the purchase, during each six month purchase period, up to a maximum of 10,000 shares of the Company's common stock at a purchase price equal to 85% of the closing price at either the start date or the end date of the stock purchase period, whichever is lower. Compensation expense recognized in selling, distribution and administrative expenses related to this plan totaled $0.4 million for the year ended December 31, 2021 and $0.3 million for the years ended December 31, 2020 and 2019. As of December 31, 2021, approximately 350,896 shares remain reserved for issuance under this plan. Employees purchased approximately 55,248 shares of common stock during fiscal year 2021 at an average per share price of $20.09. Employees purchased approximately 49,627 shares of common stock during fiscal year 2020 at an average per share price of $16.85. During fiscal year 2019, employees purchased approximately 44,229 shares of common stock at an average per share price of $17.61.

14.    INCOME TAX

    The following table summarizes our U.S. and foreign components of income from continuing operations before income taxes (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$84.5	$80.5	$65.8
Foreign	3.1	3.5	0.3
Total	$87.6	$84.0	$66.1

The following table summarizes the (benefit) provision for income taxes from continuing operations (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$16.8	$17.0	$12.5
State	3.8	3.3	2.1
Foreign	0.1	0.1	0.1
Total current	$20.7	$20.4	$14.7

Deferred:
Federal	$(0.6)	$(0.8)	$1.1
State	(0.2)	0.3	0.3
Foreign	(2.4)	0.0	0.0
Total deferred	$(3.2)	$(0.5)	$1.4
Total tax provision	$17.5	$19.9	$16.1

Tax expense (benefit) from discontinued operations was $10.7 million, $0.5 million and $(0.6) million for the years ended December 31, 2021, 2020 and 2019, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense from continuing operations based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2021		2020		2019
Income tax at Federal statutory rate	$18.4	21.0%	$17.6	21.0%	$13.9	21.0%
State and local income taxes, net of federal tax benefit	2.9	3.3%	3.0	3.5%	2.4	3.7%
Impact of state rate changes	0.0	0.0%	0.0	0.0%	0.1	0.1%
Reversal of valuation allowances	(3.4)	(3.8)%	(0.9)	(1.0)%	(0.3)	(0.4)%
Stock based compensation	(0.8)	(0.9)%	(0.5)	(0.6)%	(0.5)	(0.8)%
Non-deductible items	0.5	0.5%	0.8	0.9%	0.8	1.2%
Other items, net	(0.1)	(0.1)%	(0.1)	(0.1)%	(0.3)	(0.4)%
Income tax	$17.5	20.0%	$19.9	23.7%	$16.1	24.4%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2021	2020
Assets:
Accrued expenses and other liabilities	$2.4	$2.5
Inventory	2.8	1.7
Operating lease obligations	18.8	20.9
Intangible & other	0.0	0.6
Net operating loss and credit carryforwards	8.8	15.5
Valuation allowances	(6.1)	(15.2)
Total deferred tax assets	$26.7	$26.0
Liabilities:
Operating lease right-of-use assets	$16.4	$18.4
Other	0.2	0.1
Total deferred tax liabilities	$16.6	$18.5

The following table summarizes the changes in valuation allowance (in millions):

	Balance at Beginning of Period	Benefit Recognized in Expense	Write-offs	Other	Balance at End of Period
2021	$(15.2)	$3.0	$7.0	$(0.9)	$(6.1)
2020	$(16.8)	$1.0	$0.6	$0.0	$(15.2)

During 2021 the Company utilized approximately $6.9 million in state NOL carryforwards to reduce the current year tax expense. As of December 31, 2021, the Company has foreign tax credits and NOLs of $7.2 million which expire through 2034 and foreign tax credit carryforwards of $0.8 million expiring in years through 2029. The Company has recorded valuation allowances of approximately $6.1 million, including valuations against foreign NOLs of $5.3 million and $0.8 million against foreign tax carryforwards. Valuation allowances have been recorded against these assets as the Company believes it is more likely than not that these NOLs, temporary differences and foreign tax credits will not be utilized in the near future.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries, primarily in India and Canada, of approximately $6.3 million as of December 31, 2021, since these earnings are considered permanently reinvested in the subsidiaries. The Company's permanent reinvestment assertion has not changed following the enactment of the TCJA. If the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Under the TCJA each U.S. shareholder of a controlled foreign corporation ("CFC") must include in its gross taxable income in any tax year the aggregate net GILTI, or net income, of its CFCs. In 2021 the Company has included in taxable income the net income of its subsidiaries in the Netherlands, India, and Canada. The Company has elected to treat GILTI expense as a period cost when incurred.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments. The Company’s federal income tax returns have been audited through 2016. The Company has not signed any consent to extend the statute of limitations for any subsequent years. The Company’s significant state tax returns have been audited through 2016. The Company considers its significant tax jurisdictions in foreign locations to be Canada and India.

As of December 31, 2021, the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2021, 2020 or 2019.

15.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company and its subsidiaries are from time to time involved in various lawsuits, claims, investigations and proceedings which may include commercial, employment, tax, customs and trade, customer, vendor, personal injury, creditors rights and health and safety law matters, which are handled and defended in the ordinary course of business.  In addition, the Company is from time to time subjected to various assertions, claims, proceedings and requests for damages and/or indemnification concerning sales channel practices and intellectual property matters, including patent infringement suits involving technologies that are incorporated in a broad spectrum of products the Company sells or that are incorporated in the Company’s e-commerce sales channels, as well as trademark/copyright infringement claims.  The Company is also audited by (or has initiated voluntary disclosure agreements with) various U.S. Federal and state authorities, as well as Canadian authorities, concerning potential income tax and/or sales tax. These matters are in various stages of investigation, negotiation and/or litigation. The Company intends to vigorously defend these matters and believes it has strong defenses.

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2021 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2021 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.