Form 10-Q
period 2022-03-31
GLOBAL INDUSTRIAL Co
filed 2022-05-06
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of April 29, 2022 was 37,916,603.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$14.6	$15.4
Accounts receivable, net	118.9	106.8
Inventories	204.4	172.8
Prepaid expenses and other current assets	7.1	6.4
Total current assets	345.0	301.4

Property, plant and equipment, net	16.7	16.5
Operating lease right-of-use assets	66.3	68.8
Deferred income taxes	10.3	10.3
Goodwill, intangibles and other assets	8.1	8.0
Total assets	$446.4	$405.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$123.0	$114.4
Accrued expenses and other current liabilities	48.6	50.5
Short-term debt	25.0	4.5
Operating lease liabilities	10.5	10.5
Total current liabilities	207.1	179.9
Operating lease liabilities	65.8	68.5
Other liabilities	2.7	3.0
Total liabilities	275.6	251.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	197.1	195.8
Treasury stock	(19.8)	(20.4)
Retained deficit	(10.3)	(25.5)
Accumulated other comprehensive income	3.4	3.3
Total shareholders’ equity	170.8	153.6
Total liabilities and shareholders’ equity	$446.4	$405.0

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$288.6	$251.1
Cost of sales	180.8	173.8
Gross profit	107.8	77.3
Selling, distribution & administrative expenses	78.3	70.7
Operating income from continuing operations	29.5	6.6
Interest and other expense, net	0.4	0.1
Income from continuing operations before income taxes	29.1	6.5
Provision for income taxes	7.3	1.0
Net income from continuing operations	21.8	5.5
Net income from discontinued operations	0.2	9.7
Net income	$22.0	$15.2

Net income per common share from continuing operations:
Basic	$0.57	$0.15
Diluted	$0.57	$0.14
Net income per common share from discontinued operations:
Basic	$0.01	$0.26
Diluted	$0.01	$0.25
Net income per common share:
Basic	$0.58	$0.41
Diluted	$0.58	$0.39

Weighted average common and common equivalent shares:
Basic	37.9	37.7
Diluted	38.1	37.9

Dividends declared	$0.18	$0.16

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income	$22.0	$15.2
Other comprehensive income:
Foreign currency translation	0.1	0.1
Total comprehensive income	$22.1	$15.3

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$21.8	$5.5
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	0.9	1.0
Provision for credit losses	0.5	0.4
Stock-based compensation	1.0	0.4
Provision for deferred taxes	0.0	0.5
Changes in operating assets and liabilities:
Accounts receivable	(12.6)	(2.8)
Inventories	(31.4)	(2.4)
Prepaid expenses and other assets	(0.9)	0.2
Income taxes payable	1.1	0.4
Accounts payable	8.6	17.3
Accrued expenses, other current liabilities and other liabilities	(3.0)	(11.6)
Net cash (used in) provided by operating activities from continuing operations	(14.0)	8.9
Net cash (used in) provided by operating activities from discontinued operations	(0.1)	12.0
Net cash (used in) provided by operating activities	(14.1)	20.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.1)	(0.9)
Net cash used in investing activities	(1.1)	(0.9)

Cash flows from financing activities:
Proceeds from short-term borrowings	57.1	19.6
Repayment of short-term borrowings	(36.6)	(19.6)
Dividends paid	(7.0)	(6.4)
Proceeds from issuance of common stock	0.7	2.3
Payment of payroll taxes on stock-based compensation through shares withheld	(0.4)	(1.9)
Proceeds from the issuance of common stock from employee stock purchase plan	0.6	0.5
Net cash provided by (used in) financing activities	14.4	(5.5)

Net (decrease) increase in cash	(0.8)	14.5
Cash, cash equivalents and restricted cash – beginning of period	15.4	24.0
Cash, cash equivalents and restricted cash – end of period	$14.6	$38.5

Supplemental disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$14.6	$36.9
Restricted cash (1)	0.0	1.6
Cash, cash equivalents and restricted cash	$14.6	$38.5

(1)The Company had restricted cash collateralizing letters of credit outstanding of $0 and $1.6 million, at March 31, 2022 and 2021, respectively, which are recorded in Goodwill, intangibles and other assets in the accompanying Condensed Consolidated Balance Sheets.

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0.0	$0.7
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2022	37,854	$0.4	$195.8	$(20.4)	$(25.5)	$3.3	$153.6
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	22		(0.4)	0.4			0.0
Stock withheld for employee taxes	(11)			(0.4)			(0.4)
Proceeds from issuance of common stock	29		0.1	0.6			0.7
Issuance of shares under employee stock purchase plan	23		0.6				0.6
Dividends					(6.8)		(6.8)
Change in cumulative translation adjustment						0.1	0.1
Net income					22.0		22.0
Balances, March 31, 2022	37,917	$0.4	$197.1	$(19.8)	$(10.3)	$3.4	$170.8

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2021	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	$106.8
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	65		(1.1)	1.1			0.0
Stock withheld for employee taxes	(47)			(1.9)			(1.9)
Proceeds from issuance of common stock	119		(0.2)	2.5			2.3
Issuance of shares under employee stock purchase plan	29		0.5				0.5
Dividends					(6.0)		(6.0)
Change in cumulative translation adjustment						0.1	0.1
Net income					15.2		15.2
Balances, March 31, 2021	37,718	$0.4	$193.1	$(22.3)	$(57.3)	$3.5	$117.4

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation

The accompanying condensed consolidated financial statements of Global Industrial Company, with its subsidiaries, (the "Company") are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Global Industrial Company, through its operating subsidiaries, is a value-added industrial distributor of more than one million industrial and maintenance, repair and operation ("MRO") products in North America going to market through a system of branded e-commerce websites and relationship marketers. Global Industrial Company operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and MRO products, markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of product is impractical.

The Company’s discontinued operations consist of its former North American Technology Group business, which was sold in December 2015 and has been winding down its operations since then. For the three month period ended March 31, 2022, net income from discontinued operations totaled $0.2 million (see Note 4, Discontinued Operations) and $9.7 million for the three month period ended March 31, 2021.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2022 and the results of operations for the three month periods ended March 31, 2022 and 2021, statements of comprehensive income for the three month periods ended March 31, 2022 and 2021, cash flows for the three month periods ended March 31, 2022 and 2021 and changes in shareholders’ equity for the three month periods ended March 31, 2022 and 2021.  The December 31, 2021 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2021 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  The results for the three month period ended March 31, 2022 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarters ended on April 2, 2022 and April 3, 2021, respectively.  The first quarters of both 2022 and 2021 included 13 weeks.

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

There were no accounting pronouncements issued in the quarter or with future effective dates that are either applicable or are expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

2.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the three months ended March 31, 2022 and 2021, respectively (in millions):

	Three Months Ended March 31,
	2022	2021
Net sales:
United States	$267.2	$233.5
Canada	21.4	17.6
Consolidated	$288.6	$251.1

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of March 31, 2022 and December 31, 2021.

3.Credit Losses

The Company’s trade accounts receivable is one portfolio comprised of commercial businesses as well as public sector organizations operating in the U.S. and to a lesser extent, Canada. The Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables, considering customer financial condition, historical loss experience with its customers, current market economic conditions and forecasts of future economic conditions when appropriate. When the Company becomes aware of a customer's inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected. For the balance of its trade receivables, the Company uses a loss rate method to estimate its credit loss reserve. Historical loss experience rates are calculated using receivable write offs over a trailing twelve-month period and comparing that to the average receivable balances over the same period. That rate is applied to the current accounts receivable portfolio, excluding accounts that have been specifically reserved. Any write offs incurred are recorded against the established reserves.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for March 31, 2022 (in millions):

March 31, 2022
Balance at beginning of period	$2.5
Current period provision	0.5
Write-offs - trade accounts receivable	(0.4)
Balance at end of period	$2.6

The following is a rollforward of the allowances for credit losses related to trade receivables for the year ended December 31, 2021 (in millions):

December 31, 2021
Balance at beginning of period	$1.7
Current period provision	2.8
Write-offs - trade accounts receivable	(2.0)
Balance at end of period	$2.5

4.Discontinued Operations

In the first quarter ended March 31, 2022, the Company's discontinued operations recorded net income of approximately $0.2 million primarily related to the resolution of certain liabilities. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

In the first quarter ended March 31, 2021, the Company's discontinued operations received approximately $15.0 million in restitution receipts offset by approximately $3.0 million of professional fees related to the ongoing restitution proceedings and recorded approximately $0.1 million in vendor settlements. Discontinued operations also recorded approximately $0.5 million in benefit from settlement of payable accounts and recorded approximately $2.9 million for the provision for income taxes.

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the three months ended March 31, 2022 and 2021 (in millions, except for per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income from continuing operations	$21.8	$5.5
Less: Undistributed net income available to participating securities	(0.1)	0.0
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$21.7	$5.5
Add: Undistributed net income allocated to participating securities	0.1	0.0
Less: Undistributed net income reallocated to participating securities	(0.1)	0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$21.7	$5.5
Denominator:
Weighted average shares outstanding for basic net income per share	37.9	37.7
Effect of dilutive securities	0.2	0.2
Weighted average shares outstanding for diluted net income per share	38.1	37.9
Net income per share from continuing operations:
Basic	$0.57	$0.15
Diluted	$0.57	$0.14

Net income from discontinued operations	$0.2	$9.7
Net income per share from discontinued operations:
Basic	$0.01	$0.26
Diluted	$0.01	$0.25

Net income per share:
Basic	$0.58	$0.41
Diluted	$0.58	$0.39

Potentially dilutive securities	0.1	0.2

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units are excluded from the calculation of diluted earnings per share when the combined exercise price and average unamortized fair value are greater than the average market price of Global Industrial Company's common stock during the period, and their inclusion would be anti-dilutive.

6.Credit Facilities and Short-term Debt

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2022, eligible collateral under the credit agreement was $75.0 million, total availability was $72.4 million, total outstanding letters of credit was $1.5 million, total outstanding borrowings was $25.0 million and total excess availability was $45.9 million. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2022.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, outstanding debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At March 31, 2022 and December 31, 2021, the carrying amounts of cash, accounts receivable, outstanding debt and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

The fair value with respect to goodwill, definite and indefinite-lived intangible assets are measured in connection with the Company’s annual impairment testing. The Company operates in one reporting unit and in the fourth quarter of each year performs a quantitative assessment of its goodwill by comparing the Company's fair market value, or market capitalization, to the carrying value of the Company, including goodwill, to determine if impairment exists. Any excess of the carrying amount over fair value would be charged to impairment expense.

Long-lived assets are assets used in the Company’s operations and include leasehold improvements, warehouse and similar property used to generate sales and cash flows.  Long-lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured.  If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.

8.Legal Proceedings

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2022 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2022 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2021, describe certain factors, among others, that could contribute to or cause such differences.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting policies and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2021 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The Company had strong top line performance as first quarter revenue increased 14.9% to $288.6 million. Sales reflect continued strength in core categories, as personal protective equipment returned to pre-pandemic levels. Customer demand was strong each month during the quarter, and Global Industrial branded products led our growth. Gross margin reached a record level for the third consecutive quarter with year over year expansion in both product and freight margins, supplemented by a higher balance of sales from our private branded products. Selling, distribution and administrative ("SD&A") management remained disciplined and delivered operating leverage in key expense categories within our distribution and logistics costs, compensation costs, and marketing costs, resulting in operating income of $29.5 million and operating margin exceeding 10%. For the first time in Global Industrial's history, the Company was able to achieve double digit operating margin on a cumulative trailing twelve month basis.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 15 of the Company’s 2021 Annual Report on Form 10-K. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ materially from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers, forecasts of future economic conditions and information available from other outside sources, as appropriate. Management has identified revenue recognition, allowances for credit losses, inventory valuation and income taxes as policies that entail significant judgments or estimates. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented.

There were no material changes in the Company’s significant accounting policies during the first quarter of 2022.

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

Highlights from Q1 2022

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

•Consolidated sales increased 14.9% to $288.6 million compared to $251.1 million last year. Sales increased 14.8% on an average daily sales basis. Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to U.S. dollars using the current year's average exchange rate. There were 65 selling days in the U.S. in each of the first quarters of 2022 and 2021, respectively, and, in Canada, there were 64 selling days in the first quarter of 2022 as compared to 63 selling days in the first quarter of 2021.
•Consolidated gross margin increased to 37.4% compared to 30.8% last year.
•Consolidated operating income from continuing operations increased to $29.5 million compared to $6.6 million last year.
•Net income per diluted share from continuing operations increased to $0.57 compared to $0.14 last year.

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021(1)

Key Performance Indicators* (in millions):

	Three Months Ended March 31,
	2022	2021	% Change
Net sales of continuing operations:
Consolidated net sales	$288.6	$251.1	14.9%
Consolidated gross profit	$107.8	$77.3	39.5%
Consolidated gross margin	37.4%	30.8%	6.6%
Consolidated SD&A costs	$78.3	$70.7	10.7%
Consolidated SD&A costs as a % of net sales	27.1%	28.2%	(1.1)%
Operating income from continuing operations:
Consolidated operating income	$29.5	$6.6	347.0%
Consolidated operating margin from continuing operations	10.2%	2.6%	7.6%
Effective income tax rate	25.1%	15.4%	9.7%
Net income from continuing operations	$21.8	$5.5	296.4%
Net income margin from continuing operations	7.6%	2.2%	5.4%
Net income per diluted share from continuing operations	$0.57	$0.14	307.1%
Net income from discontinued operations	$0.2	$9.7	(97.9)%
Net income per diluted share from discontinued operations	$0.01	$0.25	(96.0)%

*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).

1	Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31. For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month. The actual fiscal quarters ended on April 2, 2022 and April 3, 2021, respectively, and the first quarters of both 2022 and 2021 each included 13 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 14.9% during the quarter ended March 31, 2022. The Company's sales reflect a strong customer demand environment, the benefit of pricing actions taken to offset the impact of inflation, and leading performance by our managed sales groups, which tend to have a higher average order value as compared to our transactional, unassigned web and inbound business.

U.S. sales increased 14.4% in the quarter ended March 31, 2022 compared to the same period in 2021. Canada sales were up approximately 21.6%, 21.7% in local currency. Consolidated average daily sales increased 14.8% compared to the same period last year.

There were 65 selling days in the U.S. in each the first quarters of 2022 and 2021, respectively, and in Canada there were 64 selling days in the first quarter of 2022 as compared to 63 selling days in the first quarter of 2021.

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

Gross margin improved by 660 basis points in the first quarter of 2022 compared to the first quarter of 2021, driven by a normalization of freight margins as compared to the transitory costs incurred in the first quarter of 2021 related to the transition to a new less-than-truckload ("LTL") freight partner, a continued increase from our higher margin private brands capturing a larger share of our sales mix, the impact of price rationalization in an inflationary environment and a reduction in inventory adjustments as compared to a large write-down of certain personal protection equipment products that incurred last year.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

SD&A costs as a percentage of sales decreased 110 basis points compared to the first quarter of 2021. This improved SD&A leverage primarily reflects targeted SD&A discipline and fixed cost leverage resulting from the sales growth in the quarter. In the first quarter of 2022, the significant cost decreases include lower temporary help and contract labor costs of approximately $0.7 million. Offsetting these decreased costs was approximately $5.2 million related to increased salary and related costs, of which approximately $2.8 million related to higher variable compensation directly related to the Company's financial performance, increased catalog and internet advertising spend of approximately $1.3 million, increased insurance costs of approximately $0.2 million, and increased consulting and professional fees of approximately $0.1 million related to our continuing customer centric strategy initiatives and our e-commerce optimization project.

DISCONTINUED OPERATIONS

In the first quarter ended March 31, 2022, the Company's discontinued operations recorded net income of approximately $0.2 million. In the first quarter ended March 31, 2021, discontinued operations received approximately $15.0 million in restitution receipts offset by approximately $3.0 million of professional fees related to the ongoing restitution proceedings and recorded approximately $0.1 million in vendor settlements. Discontinued operations also recorded approximately $0.5 million in benefit from settlement of payable accounts and recorded approximately $2.9 million of income tax expense.

OPERATING MARGIN

Operating margin for the three months ended March 31, 2022 improved by 760 basis points compared to the first quarter of 2021. As discussed above, the increase was driven by pricing actions taken to offset the impact of inflation, favorable product margins as our higher margin private brands captured a larger share of our sales mix, normalization of freight margins and SD&A leverage.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.4 million in the first quarter of 2022 compared to $0.1 million in the first quarter of 2021.

INCOME TAXES

For the three month period ended March 31, 2022, the Company reported income taxes in continuing operations of approximately $7.3 million related to its U.S., Canada and India operations including tax expense for certain U.S. states.

For the three month period ended March 31, 2021, the Company reported income taxes in continuing operations of approximately $1.0 million related to its U.S. and India operations including tax expense for certain U.S. states. The first quarter 2021 tax rate was benefited by excess benefits from stock option exercises of approximately $0.4 million and pre-tax income in Canada of approximately $1.7 million where the Company had a full valuation allowance against its deferred tax assets, including net operating losses, and taxable income was fully offset by net operating losses.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	March 31, 2022	December 31, 2021	$ Change
Cash and cash equivalents	$14.6	$15.4	$(0.8)
Accounts receivable, net	$118.9	$106.8	$12.1
Inventories	$204.4	$172.8	$31.6
Prepaid expenses and other current assets	$7.1	$6.4	$0.7
Accounts payable	$123.0	$114.4	$8.6
Accrued expenses and other current liabilities	$48.6	$50.5	$(1.9)
Short-term debt	$25.0	$4.5	$20.5
Operating lease liabilities	$10.5	$10.5	$0.0
Working capital	$137.9	$121.5	$16.4

Historical Cash Flows

	Three Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities from continuing operations	$(14.0)	$8.9
Net cash (used in) provided by operating activities from discontinued operations	$(0.1)	$12.0
Net cash used in investing activities from continuing operations	$(1.1)	$(0.9)
Net cash provided by (used in) financing activities from continuing operations	$14.4	$(5.5)
Effects of exchange rates on cash	$0.0	$0.0
Net (decrease) increase in cash and cash equivalents	$(0.8)	$14.5

Our primary liquidity needs are to support working capital requirements in our business, including inflationary cost pressure within inventory, funding recently declared and any future dividends, funding capital expenditures and inventory purchases related to a new distribution center lease in Canada, debt repayment, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure specifically related to our e-commerce shopping experience and sales force productivity and automation, continuing investment in upgrading and expanding our distribution footprint and funding acquisitions.  We rely principally upon operating cash flow to meet these needs. We currently believe that current cash on hand, cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $16.4 million primarily related to increased inventory balances, accounts receivable, reduced accrued expenses and other current liabilities partially offset by increased short-term debt and accounts payable balances. Our debt position reflects increased borrowings to meet working capital needs related to inventory investments to support longer lead times in our supply chain, as well as the value of inflationary costs within our inventory. Accounts receivable days outstanding were 37.8 in 2022 compared to 37.4 in 2021, inventory turns were 4.3 in 2022 compared to 5.2 in 2021 and accounts payable days outstanding were 65.9 in 2022 compared to 69.2 in 2021.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash used in operating activities from continuing operations was $14.0 million compared to $8.9 million provided in 2021 attributable to changes in our working capital accounts which used $38.2 million in cash compared to $1.1 million provided in 2021, primarily the result of the changes in inventory, accounts receivable, accounts payable, accrued expenses, other current liabilities and other liabilities balances. Cash generated from net income adjusted by other non-cash items, provided $24.2 million in 2022 compared to $7.8 million provided by these items in 2021 primarily due to higher net income generated in the first quarter of 2022. Net cash used in operating activities from discontinued operations was $0.1 million for the three months ended March 31, 2022 and net cash provided by operating activities from discontinued operations was $12.0 million for the three months ended March 31, 2021.

Investing Activities

Net cash used in investing activities totaled $1.1 million and was used for warehouse machinery and equipment, leasehold improvements, computer equipment and software. Net cash used in investing activities in 2021 totaled $0.9 million primarily for warehouse machinery and equipment.

Financing Activities

Net cash provided by financing activities totaled $14.4 million in 2022 primarily related to the net proceeds from short-term borrowings of $20.5 million. Proceeds from the issuance of common stock from employee stock purchase plan totaled $0.6 million and proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld totaled $0.3 million. Dividends paid primarily related to the regular quarterly dividend of $0.18 per share declared in February 2022 which totaled approximately $7.0 million. Net cash used in financing activities in 2021 totaled $5.5 million primarily related to the regular quarterly dividend of $0.16 per share declared in February 2021 which totaled approximately $6.4 million. Proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld totaled $0.4 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.5 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2022, eligible collateral under the credit agreement was $75.0 million, total availability was $72.4 million, total outstanding letters of credit was $1.5 million, total outstanding borrowings was $25.0 million and total excess availability was $45.9 million. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2022.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility.  In 2022 we anticipate capital expenditures in the range of $7.0 to $9.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of March 31, 2021, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk.  At March 31, 2022 cash balances held in foreign subsidiaries totaled approximately $6.4 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $54 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2022.

Material Cash Requirements

We are obligated under non-cancelable operating leases for the rental of our facilities and certain of our equipment which expires at various dates through 2032. As of March 31, 2022 we were obligated for approximately $76.3 million under these non-cancelable leases. In 2022 we anticipate cash expenditures of approximately $10.9 million for these operating leases. Additionally, in March 2022 we signed a lease for a new distribution facility in Canada consisting of approximately 334,000 square feet. The lease is for ten years and we expect to record a Right of use asset of approximately $33.0 million when the Company has use of the space, which is currently expected to be by October 1, 2022. We have sublease agreements for unused space we lease in the United States. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at March 31, 2022, we had $1.5 million of standby letters of credit outstanding.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Canadian dollars) as measured against the U.S. dollar and each other.

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2022 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2022, $25.0 million was outstanding under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company's legal proceedings, see Note 8, Legal Proceedings, of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

For information regarding Risk Factors related to the economy, our industries, our Company and our business, see Item 1A. "Risk Factors" of the Company's 2021 Annual Report on Form 10-K.

There were no material changes to the Company’s risk factors during the first quarter of 2022.

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

GLOBAL INDUSTRIAL COMPANY

Date: May 6, 2022	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: May 6, 2022	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer