Form 10-Q
period 2022-06-30
GLOBAL INDUSTRIAL Co
filed 2022-08-02
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares outstanding of the registrant’s common stock as of July 29, 2022 was 37,927,597.

Available Information

We maintain an internet website at https://investors.globalindustrial.com.  We file reports with the Securities and Exchange Commission (“SEC”) and make available free of charge on or through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports.  These are available as soon as is reasonably practicable after they are filed with the SEC.  All reports mentioned above are also available on the SEC’s website (www.sec.gov).  Unless otherwise specified, the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Our Board of Directors has adopted, among others, the following corporate governance documents with respect to the Company (the “Corporate Governance Documents”):

•Corporate Ethics Policy for officers, directors and employees
•Charter for the Audit Committee of the Board of Directors
•Charter for the Compensation Committee of the Board of Directors
•Charter for the Nominating/Corporate Governance Committee of the Board of Directors
•Corporate Governance Guidelines and Principles
•Conflict Minerals Disclosure

In accordance with the corporate governance rules of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company website, https://investors.globalindustrial.com.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$23.5	$15.4
Accounts receivable, net	135.1	106.8
Inventories	205.7	172.8
Prepaid expenses and other current assets	7.8	6.4
Total current assets	372.1	301.4

Property, plant and equipment, net	16.8	16.5
Operating lease right-of-use assets	97.8	68.8
Deferred income taxes	10.5	10.3
Goodwill, intangibles and other assets	8.2	8.0
Total assets	$505.4	$405.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$128.7	$114.4
Accrued expenses and other current liabilities	48.8	50.5
Short-term debt	30.0	4.5
Operating lease liabilities	11.9	10.5
Total current liabilities	219.4	179.9
Operating lease liabilities	95.9	68.5
Other liabilities	2.4	3.0
Total liabilities	317.7	251.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	198.3	195.8
Treasury stock	(19.6)	(20.4)
Retained earnings (deficit)	5.6	(25.5)
Accumulated other comprehensive income	3.0	3.3
Total shareholders’ equity	187.7	153.6
Total liabilities and shareholders’ equity	$505.4	$405.0

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$318.5	$272.6	$607.1	$523.7
Cost of sales	205.5	174.6	386.3	348.4
Gross profit	113.0	98.0	220.8	175.3
Selling, distribution & administrative expenses	82.5	73.3	160.8	144.0
Operating income from continuing operations	30.5	24.7	60.0	31.3
Interest and other expense, net	0.3	0.1	0.7	0.2
Income from continuing operations before income taxes	30.2	24.6	59.3	31.1
Provision for income taxes	7.6	3.5	14.9	4.5
Net income from continuing operations	22.6	21.1	44.4	26.6
Net income from discontinued operations, net of tax	0.2	0.9	0.4	10.6
Net income	$22.8	$22.0	$44.8	$37.2

Net income per common share from continuing operations:
Basic	$0.59	$0.56	$1.16	$0.70
Diluted	$0.59	$0.55	$1.16	$0.70
Net income per common share from discontinued operations:
Basic	$0.01	$0.02	$0.01	$0.28
Diluted	$0.01	$0.02	$0.01	$0.28
Net income per common share:
Basic	$0.60	$0.58	$1.17	$0.98
Diluted	$0.60	$0.57	$1.17	$0.98

Weighted average common and common equivalent shares:
Basic	38.0	37.7	37.9	37.7
Diluted	38.1	37.9	38.0	37.9

Dividends declared	$0.18	$0.16	$0.36	$0.32

See Notes to Condensed Consolidated Financial Statements.
5

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$22.8	$22.0	$44.8	$37.2
Other comprehensive income:
Foreign currency translation	(0.4)	0.1	(0.3)	0.2
Total comprehensive income	$22.4	$22.1	$44.5	$37.4

See Notes to Condensed Consolidated Financial Statements.
6

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$44.4	$26.6
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.8	1.9
Provision for credit losses	1.0	1.2
Stock-based compensation	2.4	1.4
Benefit from deferred taxes	(0.3)	(2.7)
Changes in operating assets and liabilities:
Accounts receivable	(29.5)	(10.0)
Inventories	(33.0)	1.1
Prepaid expenses and other assets	(0.3)	(1.4)
Income taxes payable	(6.1)	(3.3)
Accounts payable	14.5	6.6
Accrued expenses, other current liabilities and other liabilities	3.0	(0.9)
Net cash (used in) provided by operating activities from continuing operations	(2.1)	20.5
Net cash provided by operating activities from discontinued operations	0.0	11.8
Net cash (used in) provided by operating activities	(2.1)	32.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.1)	(2.1)
Net cash used in investing activities	(2.1)	(2.1)

Cash flows from financing activities:
Proceeds from short-term borrowings	95.4	19.6
Repayment of short-term borrowings	(69.9)	(19.6)
Dividends paid	(13.9)	(12.5)
Proceeds from issuance of common stock	0.7	2.5
Payment of payroll taxes on stock-based compensation through shares withheld	(0.4)	(2.0)
Proceeds from the issuance of common stock from employee stock purchase plan	0.6	0.5
Net cash provided by (used in) financing activities	12.5	(11.5)

Effects of exchange rates on cash	(0.2)	0.0

Net increase in cash	8.1	18.7
Cash, cash equivalents and restricted cash – beginning of period	15.4	24.0
Cash, cash equivalents and restricted cash – end of period	$23.5	$42.7

Supplemental disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23.5	$41.6
Restricted cash (1)	0.0	1.1
Cash, cash equivalents and restricted cash	$23.5	$42.7

(1)The Company had restricted cash collateralizing letters of credit outstanding of $0 and $1.1 million, at June 30, 2022 and 2021, respectively, which is recorded in Goodwill, intangibles and other assets in the accompanying Condensed Consolidated Balance Sheets.

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34.6	$2.6
See Notes to Condensed Consolidated Financial Statements.
8

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2022	37,854	$0.4	$195.8	$(20.4)	$(25.5)	$3.3	$153.6
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	22		(0.4)	0.4			0.0
Stock withheld for employee taxes	(11)			(0.4)			(0.4)
Proceeds from issuance of common stock	29		0.1	0.6			0.7
Issuance of shares under employee stock purchase plan	23		0.6				0.6
Dividends					(6.8)		(6.8)
Change in cumulative translation adjustment						0.1	0.1
Net income					22.0		22.0
Balances, March 31, 2022	37,917	$0.4	$197.1	$(19.8)	$(10.3)	$3.4	$170.8
Stock-based compensation expense			1.4				$1.4
Issuance of restricted stock	10		(0.2)	0.2			0.0
Proceeds from issuance of common stock	1		0.0	0.0			0.0
Dividends					(6.9)		(6.9)
Change in cumulative translation adjustment						(0.4)	(0.4)
Net income					22.8		22.8
Balances, June 30, 2022	37,928	$0.4	$198.3	$(19.6)	$5.6	$3.0	$187.7

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2021	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	$106.8
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	65		(1.1)	1.1			0.0
Stock withheld for employee taxes	(47)			(1.9)			(1.9)
Proceeds from issuance of common stock	119		(0.2)	2.5			2.3
Issuance of shares under employee stock purchase plan	29		0.5				0.5
Dividends					(6.0)		(6.0)
Change in cumulative translation adjustment						0.1	0.1
Net income					15.2		15.2
Balances, March 31, 2021	37,718	$0.4	$193.1	$(22.3)	$(57.3)	$3.5	$117.4
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	8		(0.1)	0.1			0.0
Stock withheld for employee taxes	(4)			(0.1)			(0.1)
Proceeds from issuance of common stock	15		(0.2)	0.4			0.2
Dividends					(6.1)		(6.1)
Change in cumulative translation adjustment						0.1	0.1
Net income		`			22.0		22.0
Balances, June 30, 2021	37,737	$0.4	$193.8	$(21.9)	$(41.4)	$3.6	$134.5

See Notes to Condensed Consolidated Financial Statements.
10

Global Industrial Company
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation

The accompanying condensed consolidated financial statements of Global Industrial Company, collectively with its subsidiaries (the "Company") are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s discontinued operations consist of its former North American Technology Group business, which was sold in December 2015 and has been winding down its operations since then. For the three and six month periods ended June 30, 2022, net income from discontinued operations totaled $0.2 million and $0.4 million, respectively (see Note 4, Discontinued Operations). For the three and six month periods ended June 30, 2021, net income from discontinued operations totaled $0.9 million and $10.6 million, respectively.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2022 and the results of operations for the three and six month periods ended June 30, 2022 and 2021, statements of comprehensive income for the three and six month periods ended June 30, 2022 and 2021, cash flows for the six month periods ended June 30, 2022 and 2021 and changes in shareholders’ equity for the three and six month periods ended June 30, 2022 and 2021.  The December 31, 2021 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2021 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  The results for the six month period ended June 30, 2022 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarters ended on July 2, 2022 and July 3, 2021, respectively.  The second quarters of both 2022 and 2021 included 13 weeks and the first six months of both 2022 and 2021 included 26 weeks.

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

2.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three and six months ended June 30, 2022 and 2021, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
United States	$299.8	$253.6	$567.0	$487.1
Canada	18.7	19.0	40.1	36.6
Consolidated	$318.5	$272.6	$607.1	$523.7

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of June 30, 2022 and December 31, 2021.

3.Credit Losses

The Company’s trade accounts receivable is one portfolio comprising of commercial businesses as well as public sector organizations operating in the U.S. and, to a lesser extent, Canada. The Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables, considering customer financial condition, historical loss experience with its customers, current market economic conditions and forecasts of future economic conditions when appropriate. When the Company becomes aware of a customer's inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected. For the balance of its trade receivables, the Company uses a loss rate method to estimate its credit loss reserve. Historical loss experience rates are calculated using receivable write-offs over a trailing twelve-month period and comparing that to the average receivable balances over the same period. That rate is applied to the current accounts receivable portfolio, excluding accounts that have been specifically reserved. Any write-offs incurred are recorded against the established reserves.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for June 30, 2022 (in millions):

June 30, 2022
Balance at beginning of period	$2.5
Current period provision	1.0
Write-offs - trade accounts receivable	(0.8)
Balance at end of period	$2.7

The following is a rollforward of the allowances for credit losses related to trade receivables for the year ended December 31, 2021 (in millions):

December 31, 2021
Balance at beginning of period	$1.7
Current period provision	2.8
Write-offs - trade accounts receivable	(2.0)
Balance at end of period	$2.5
13

4.Discontinued Operations

In the second quarter ended June 30, 2022, the Company's discontinued operations recorded net income of approximately $0.2 million primarily related to the resolution of certain liabilities. For the six months ended June 30, 2022, the Company's discontinued operations recorded net income of approximately $0.4 million primarily related to the resolution of certain liabilities. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

In the second quarter ended June 30, 2021, the Company's discontinued operations recorded a de minimis amount of special charges and recorded approximately $1.8 million related to the resolution of certain liabilities offset by operating expenses of approximately $0.4 million and approximately $0.5 million for provision for income taxes. For the six months ended June 30, 2021, the Company's discontinued operations received approximately $15.0 million in restitution receipts offset by approximately $3.0 million of related professional fees, recorded approximately $0.1 million in vendor settlements and recorded approximately $2.3 million in benefit related to resolution of certain liabilities. Discontinued operations also recorded approximately $0.4 million of operating expenses and approximately $3.4 million for provision for income taxes.

5. Leases

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032. In the second quarter of 2022, the Company recorded a Right of Use ("ROU") asset and related lease liability of $34.6 million related to a new distribution facility in Canada consisting of approximately 334,000 square feet. The lease is for ten years term unless terminated earlier as provided in the lease.

The Company's operating lease costs, included in continuing operations, was $3.6 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively, and $6.9 million for both of the six months ended June 30, 2022 and 2021, respectively.

Information relating to operating leases for continuing and discontinued operations updated for the Canadian lease as of June 30, 2022 and December 31, 2021 :

	Six Months Ended June 30,	Year Ended December 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating leases	8.6 years	8.1 years

Weighted Average Discount Rate
Operating leases	5.1%	5.2%

ROU assets obtained in exchange for operating lease obligations (in millions)	$34.6	$2.6

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2022 (adjusted for six months of payments)	$7.8
2023	17.6
2024	16.6
2025	15.6
2026	13.8
2027	11.6
Thereafter	52.9
Total lease payments	135.9
Less: interest	(28.1)
Total present value of lease liabilities	$107.8

6.Net Income per Common Share

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the three and six months ended June 30, 2022 and 2021 (in millions, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income from continuing operations	$22.6	$21.1	44.4	26.6
Less: Distributed net income available to participating securities	0.0	0.0	(0.1)	0.0
Less: Undistributed net income available to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$22.5	$21.0	$44.2	$26.5
Add: Undistributed net income allocated to participating securities	0.1	0.1	0.1	0.1
Less: Undistributed net income reallocated to participating securities	(0.1)	(0.1)	(0.1)	(0.1)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$22.5	$21.0	44.2	26.5
Denominator:
Weighted average shares outstanding for basic net income per share	38.0	37.7	37.9	37.7
Effect of dilutive securities	0.1	0.2	0.1	0.2
Weighted average shares outstanding for diluted net income per share	38.1	37.9	38.0	37.9
Net income per share from continuing operations:
Basic	$0.59	$0.56	$1.16	$0.70
Diluted	$0.59	$0.55	$1.16	$0.70

Net income from discontinued operations	$0.2	$0.9	$0.4	$10.6
Less: Undistributed net income available to participating securities	0.0	0.0	0.0	(0.1)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$0.2	$0.9	$0.4	$10.5
Add: Undistributed net income allocated to participating securities	0.0	0.0	0.0	0.1
Less: Undistributed net income reallocated to participating securities	0.0	0.0	0.0	(0.1)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$0.2	$0.9	$0.4	$10.5

Net income per share from discontinued operations:
Basic	$0.01	$0.02	$0.01	$0.28
Diluted	$0.01	$0.02	$0.01	$0.28

Net income per share:
Basic	$0.60	$0.58	$1.17	$0.98
Diluted	$0.60	$0.57	$1.17	$0.98

Potentially dilutive securities	0.1	0.1	0.1	0.1

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

7.Credit Facilities and Short-term Debt

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five- year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2022, eligible collateral under the credit agreement was $75.0 million, total availability was $72.4 million, total outstanding letters of credit was $1.1 million, total outstanding borrowings was $30.0 million and total excess availability was $41.3 million. The Company was in compliance with all of the covenants of the credit agreement as of June 30, 2022.

8.Fair Value Measurements

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

Level 1 -	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 -	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
Level 3 -	Unobservable inputs which are supported by little or no market activity.

Financial instruments consist primarily of investments in cash, trade accounts receivable, outstanding debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At June 30, 2022 and December 31, 2021, the carrying amounts of cash, accounts receivable, outstanding debt and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

Long-lived assets are assets used in the Company’s operations and include leasehold improvements, warehouse and similar property used to generate sales and cash flows. If indicators of impairment are identified, long-lived assets are tested for impairment utilizing a recoverability test. The recoverability test compares the carrying value of an asset group to the undiscounted cash flows directly attributable to the asset group over the life of the primary asset.  If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the fair value of the asset group is then measured.  If the fair value is also determined to be less than the carrying value of the asset group, the asset group is impaired.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its material litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2022 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2022 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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
•we expect to pursue acquisitions and other strategic transactions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers;
•the maintenance, repair and operation ("MRO") and industrial equipment industry are consolidating as customers are increasingly aware of the total costs of fulfillment and the need to have consistent sources of supply at multiple locations. This consolidation has and will continue to cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower cost business models are able to operate with lower prices;
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

Overview

Global Industrial Company, through its subsidiaries, is a value-added industrial distributor of more than a million industrial and MRO products in North America going to market through a system of branded e-commerce websites and relationship marketers.

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

The Company's net sales accelerated in the second quarter with revenue increasing 16.8% to over $318 million. Sales performance included strong results led by sales in the United States, and included growth across nearly all product categories in the quarter. Customer demand was strong across each month in the quarter, and performance was highlighted by leading growth in our managed sales channels. Results reflected a continuation of our strategy to realign our strategic account managers, and ongoing efforts to drive new business customer acquisition in key end market verticals inclusive of commercial enterprise, public sector and healthcare. Gross margins in the quarter pulled back from record levels in the first quarter as the company continued to evaluate price positions in light of changing inventory availability, impacts of record fuel surcharges in domestic transportation, as well as the flow through of some higher cost inventory that had been acquired in early 2022 to assure product availability for our customers. These negative margin pressures were partially offset by a continued shift in product sales to our private brands, which traditionally carry higher margin profiles than competing national brands. Selling, distribution and administrative ("SD&A") management remained disciplined and delivered operating leverage in key expense categories within our distribution and logistics costs, compensation costs, and marketing costs, resulting in operating income of $30.5 million and operating margin nearing 10%.

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

There were no material changes in the Company’s significant accounting policies during the second quarter and six month period ended June 30, 2022.

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

Highlights from Q2 2022 and Year to Date Q2 2022

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

Second Quarter 2022 Summary:

•Consolidated sales increased 16.8% to $318.5 million for the second quarter of 2022 compared to $272.6 million last year. Sales increased 16.9% on an average daily sales basis for the second quarter ended June 30, 2022. Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to U.S. dollars using the current year's average exchange rate. There were 64 selling days in the U.S. in each of the second quarters of 2022 and 2021, respectively, and, in Canada, there were 62 selling days in the second quarter of 2022 as compared to 63 selling days in the second quarter of 2021.
•Consolidated gross margin declined to 35.5% for the second quarter of 2022 compared to 36.0% last year.
•Consolidated operating income from continuing operations increased 23.5% to $30.5 million for the second quarter of 2022 compared to $24.7 million last year.
•Net income per diluted share from continuing operations increased 7.3% to $0.59 for the second quarter of 2022 compared to $0.55 last year.

Year to Date Q2 2022 Summary:

•Consolidated sales increased 15.9% to $607.1 million for the six months ended June 30, 2022 compared to $523.7 million last year. Sales increased 15.9% on an average daily sales basis for the six months ended June 30, 2022. There were 129 selling days in the U.S. and 126 selling days in Canada for the six months ended 2022 and 2021, respectively.
•Consolidated gross margin increased to 36.4% for the six months ended June 30, 2022 compared to 33.5% last year.
•Consolidated operating income from continuing operations increased 91.7% to $60.0 million for the six months ended June 30, 2022 compared to $31.3 million last year.
•Net income per diluted share from continuing operations increased 65.7% to $1.16 for the six months ended June 30, 2022 compared to $.70 last year.

Results of Operations

Three and Six Months Ended June 30, 2022 compared to the Three and Six Months Ended June 30, 2021(1)

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net sales of continuing operations:
Consolidated net sales	$318.5	$272.6	16.8%	$607.1	$523.7	15.9%
Consolidated gross profit	$113.0	$98.0	15.3%	$220.8	$175.3	26.0%
Consolidated gross margin	35.5%	36.0%	(0.5)%	36.4%	33.5%	2.9%
Consolidated SD&A costs	$82.5	$73.3	12.6%	$160.8	$144.0	11.7%
Consolidated SD&A costs as a % of net sales	25.9%	26.9%	(1.0)%	26.5%	27.5%	(1.0)%
Operating income from continuing operations:
Consolidated operating income	$30.5	$24.7	23.5%	$60.0	$31.3	91.7%
Consolidated operating margin from continuing operations	9.6%	9.1%	0.5%	9.9%	6.0%	3.9%
Effective income tax rate	25.2%	14.2%	11.0%	25.1%	14.5%	10.6%
Net income from continuing operations	$22.6	$21.1	7.1%	$44.4	$26.6	66.2%
Net income margin from continuing operations	7.1%	7.7%	(0.6)%	7.3%	5.1%	2.2%
Net income per diluted share from continuing operations	$0.59	$0.55	7.3%	$1.16	$0.70	65.7%
Net income from discontinued operations	$0.2	$0.9	(77.8)%	$0.4	10.6	(96.2)%
Net income per diluted share from discontinued operations	$0.01	$0.02	(50.0)%	0.01	0.28	(96.4)%

*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarters ended on July 2, 2022 and July 3, 2021, respectively, and the second quarters of both 2022 and 2021 each included 13 weeks and the first six months of both 2022 and 2021 included 26 weeks.

Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate. There were 64 selling days in the U.S. in each of the second quarters of 2022 and 2021, respectively, and in Canada, there were 62 selling days in the second quarter of 2022 as compared to 63 selling days in the second quarter of 2021. There were 129 selling days in the U.S. and 126 selling days in Canada for the six months ended 2022 and 2021, respectively.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 16.8% during the quarter ended June 30, 2022 and 15.9% for the six months ended June 30, 2022 as compared to the same periods in 2021. The Company's sales reflect a continuing strong customer demand environment and a leading performance by our managed sales group. U.S. sales increased 18.2% for the quarter and 16.4% for the first six months of 2022 compared to the same periods in 2021. Canada sales, in local currency, were up 2.4% and 11.8%, respectively. In USD, Canada sales declined 1.6% for the second quarter and increased 9.6% for the first six months of 2022. Consolidated average daily sales increased 16.9% during the quarter ended June 30, 2022 and increased 15.9% for the six months ended June 30, 2022.

There were 64 selling days in the U.S. in each of the second quarters of 2022 and 2021, respectively, and in Canada, there were 62 selling days in the second quarter of 2022 as compared to 63 selling days in the second quarter of 2021. There were 129 selling days in the U.S. and 126 selling days in Canada for the six months ended 2022 and 2021, respectively.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, freight pricing decisions including the use of free or other promotional freight plans, freight cost inflation including both domestic outbound freight as well as international inbound ocean freight, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, inflationary pressures on both transportation and raw material costs, and pricing pressures caused by inflated inventory levels.

Gross margin declined by 50 basis points in the second quarter of 2022 compared to the second quarter of 2021 reflecting the impact of freight fuel surcharges, certain promotional activities, as well as the flow through of some higher cost inventory, which were partially offset by the continued increase in private brand sales mix. Gross margin increased 290 basis points for the six months ended June 30, 2022, driven by the continued normalization of freight margins as compared to the transitory costs incurred in the first six months of 2021 related to the transition to a new less-than-truckload ("LTL") freight partner, partially offset by freight fuel surcharges incurred in the second quarter of 2022. Other contributing factors to our increased gross margin for the six months ended June 30, 2022 include higher margin private brands capturing a larger share of our sales mix and a reduction in inventory adjustments as compared to a write-down of certain personal protection equipment products occurred in the first quarter last year.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

For the three and six month periods ended June 30, 2022, SD&A costs as a percentage of sales decreased 100 basis points compared to the same periods in 2021. This improved SD&A leverage primarily reflects targeted SD&A discipline and fixed cost leverage resulting from the sales growth in the quarter. In the second quarter of 2022, the significant cost decreases include lower contract services and consulting and professional fees of approximately $0.2 million. Offsetting these decreased costs was approximately $4.2 million related to increased salary and related costs, of which approximately $2.1 million related to higher variable compensation directly related to the Company's financial performance, increased temporary help and recruitment costs of approximately $0.6 million, increased internet advertising spend of approximately $2.3 million, net catalog and trade show costs of approximately $0.1 million related to our national trade show held in June 2022 and increased insurance costs of approximately $0.2 million. For the six months ended June 30, 2022, the significant cost decreases include lower contract services of approximately $0.3 million. Offsetting these decreased costs was approximately $9.3 million related to increased salary and related costs, of which approximately $4.9 million related to higher variable compensation directly related to the Company's financial performance, increased internet advertising spend of approximately $3.5 million, net catalog and trade show costs of approximately $0.2 million related to our national trade show held in June 2022 and increased insurance costs of approximately $0.3 million.

DISCONTINUED OPERATIONS

For the three and six month periods ended June 30, 2022, the Company's discontinued operations recorded net income of approximately $0.2 million and $0.4 million, respectively, primarily related to the resolution of certain liabilities. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

In the second quarter ended June 30, 2021, the Company's discontinued operations recorded a de minimis amount of special charges and recorded approximately $1.8 million in benefit related to the resolution of certain liabilities offset by operating expenses of approximately $0.4 million and approximately $0.5 million for provision for income taxes. For the six months ended June 30, 2021, the Company's discontinued operations received approximately $15.0 million in restitution receipts offset by approximately $3.0 million of related professional fees, recorded approximately $0.1 million in vendor settlements and recorded approximately $2.3 million in benefit related to the resolution of certain liabilities. Discontinued operations also recorded approximately $0.4 million of operating expenses and approximately $3.4 million for provision for income taxes.

OPERATING MARGIN

Operating margin for the three and six month periods ended June 30, 2022 improved by 50 basis points and 390 basis points, respectively, compared to the same periods in 2021. As discussed above, the three and six month increase was driven by continued normalization of freight margins offset by freight fuel surcharges, certain promotional activities, flow through of some higher cost inventory, favorable product margins as our higher margin private brands captured a larger share of our sales mix, and SD&A leverage.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.3 million in the second quarter of 2022 compared to $0.1 million in the second quarter of 2021 and for the six months ended June 30, 2022 and 2021, interest and other expense, net from continuing operations was $0.7 million and $0.2 million, respectively, which primarily related to interest and foreign exchange losses.

INCOME TAXES

For the three and six month periods ended June 30, 2022, the Company reported income taxes in continuing operations of approximately $7.6 million and $14.9 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states.

In the three month period ended June 30, 2021, the Company reported income taxes in continuing operations of approximately $3.5 million. The second quarter 2021 tax rate was benefited by the reversal of valuation allowances against the Company's Canadian net operating losses and other deferred tax assets of approximately $3.4 million, or $0.09 per diluted share, as well as excess benefits from stock option exercises of approximately $0.1 million. The Company reversed these valuation allowances as it believed it was more likely than not that the net operating losses and deferred tax assets of its Canadian subsidiary would be realized. In the six month period ended June 30, 2021, the Company reported income taxes in continuing operations of approximately $4.5 million. The six month 2021 tax rate was benefited by the above mentioned reversal of valuation allowances of approximately $3.4 million, or $0.09 per diluted share, as well as excess benefits from stock option exercises of approximately $0.5 million.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	June 30, 2022	December 31, 2021	$ Change
Cash and cash equivalents	$23.5	$15.4	$8.1
Accounts receivable, net	$135.1	$106.8	$28.3
Inventories	$205.7	$172.8	$32.9
Prepaid expenses and other current assets	$7.8	$6.4	$1.4
Accounts payable	$128.7	$114.4	$14.3
Accrued expenses and other current liabilities	$48.8	$50.5	$(1.7)
Short-term debt	$30.0	$4.5	$25.5
Operating lease liabilities	$11.9	$10.5	$1.4
Working capital	$152.7	$121.5	$31.2

Historical Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities from continuing operations	$(2.1)	$20.5
Net cash provided by operating activities from discontinued operations	$0.0	$11.8
Net cash used in investing activities from continuing operations	$(2.1)	$(2.1)
Net cash provided by (used in) financing activities from continuing operations	$12.5	$(11.5)
Effects of exchange rates on cash	$(0.2)	$0.0
Net increase in cash and cash equivalents	$8.1	$18.7

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

Our working capital increased $31.2 million primarily related to increased inventory balances, accounts receivable, reduced accrued expenses and other current liabilities partially offset by increased short-term debt and accounts payable balances. Our debt position reflects increased borrowings to meet working capital needs related to inventory investments to support longer lead times in our supply chain. Accounts receivable days outstanding were 38.2 in 2022 compared to 36.4 in 2021, inventory turns were 4.0 in 2022 compared to 5.4 in 2021 and accounts payable days outstanding were 62.9 in 2022 compared to 67.5 in 2021.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash used in operating activities from continuing operations was $2.1 million compared to $20.5 million provided in 2021, attributable to changes in our working capital accounts which used $51.4 million in cash compared to $7.9 million used in 2021, primarily the result of the changes in inventory, accounts receivable, accounts payable, accrued expenses, other current liabilities and other liabilities balances. Cash generated from net income adjusted by other non-cash items, provided $49.3 million in 2022 compared to $28.4 million provided by these items in 2021 primarily due to higher net income generated in the six months ended June 30, 2022. Net cash provided by operating activities from discontinued operations was de minimis for the six months ended June 30, 2022 and net cash provided by operating activities from discontinued operations was $11.8 million for the six months ended June 30, 2021.

Investing Activities

Net cash used in investing activities totaled $2.1 million and was used for warehouse machinery and equipment, primarily related to our new Canadian distribution center, leasehold improvements, computer equipment and software. Net cash used in investing activities in 2021 totaled $2.1 million primarily for warehouse machinery and equipment related to our New Jersey distribution center.

Financing Activities

Net cash provided by financing activities totaled $12.5 million in 2022 primarily related to the net proceeds from short-term borrowings of $25.5 million. Proceeds from the issuance of common stock from employee stock purchase plan totaled $0.6 million and proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld, totaled $0.3 million. Dividends paid related to the regular quarterly dividend of $0.18 per share declared in

February 2022 and May 2022 which totaled approximately $13.9 million. Net cash used in financing activities in 2021 totaled $11.5 million primarily related to the regular quarterly dividend of $0.16 per share, which totaled $12.5 million. Proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld totaled $0.5 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.5 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the London interbank offered rate (“LIBOR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2022, eligible collateral under the credit agreement was $75.0 million, total availability was $72.4 million, total outstanding letters of credit was $1.1 million, total outstanding borrowings was $30.0 million and total excess availability was $41.3 million. The Company was in compliance with all of the covenants of the credit agreement as of June 30, 2022.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of June 30, 2022, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk.  At June 30, 2022 cash balances held in foreign subsidiaries totaled approximately $5.5 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $59 million of liquidity (cash and undrawn line of credit) in the U.S. as of June 30, 2022.

Material Cash Requirements

We are obligated under non-cancelable operating leases for the rental of our facilities and certain of our equipment which expires at various dates through 2032. As of June 30, 2022 we were obligated for approximately $107.8 million under these non-cancelable leases. In 2022 we anticipate remaining cash expenditures of approximately $7.8 million for these operating leases. We have sublease agreements for unused space we lease in the United States. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at June 30, 2022, we had $1.1 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2022 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of June 30, 2022, $30.0 million was outstanding under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes to the Company’s risk factors during the second quarter and six months ended June 30, 2022.

Item 6. Exhibits

10.1	Amendment No. 2, dated as of June 28, 2022, to the Third Amended and Restated Credit Agreement by and among Global Industrial Company (f/k/a Systemax Inc.) and certain affiliates thereof, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: August 2, 2022	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: August 2, 2022	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer