Form 10-Q
period 2022-09-30
GLOBAL INDUSTRIAL Co
filed 2022-11-01
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares outstanding of the registrant’s common stock as of October 28, 2022 was 37,957,390.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$20.0	$15.4
Accounts receivable, net	127.3	106.8
Inventories	189.4	172.8
Prepaid expenses and other current assets	9.6	6.4
Total current assets	346.3	301.4

Property, plant and equipment, net	18.5	16.5
Operating lease right-of-use assets	90.6	68.8
Deferred income taxes	10.6	10.3
Goodwill, intangibles and other assets	8.4	8.0
Total assets	$474.4	$405.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$113.2	$114.4
Accrued expenses and other current liabilities	45.1	50.5
Short-term debt	10.0	4.5
Operating lease liabilities	11.8	10.5
Total current liabilities	180.1	179.9
Operating lease liabilities	89.7	68.5
Other liabilities	2.6	3.0
Total liabilities	272.4	251.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	200.1	195.8
Treasury stock	(19.6)	(20.4)
Retained earnings (deficit)	18.9	(25.5)
Accumulated other comprehensive income	2.2	3.3
Total shareholders’ equity	202.0	153.6
Total liabilities and shareholders’ equity	$474.4	$405.0

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$298.5	$277.4	$905.6	$801.1
Cost of sales	191.9	175.4	578.2	523.8
Gross profit	106.6	102.0	327.4	277.3
Selling, distribution & administrative expenses	79.1	71.4	239.9	215.4
Operating income from continuing operations	27.5	30.6	87.5	61.9
Interest and other expense, net	0.6	0.2	1.3	0.4
Income from continuing operations before income taxes	26.9	30.4	86.2	61.5
Provision for income taxes	6.6	7.2	21.5	11.7
Net income from continuing operations	20.3	23.2	64.7	49.8
Net (loss) income from discontinued operations, net of tax	(0.1)	(0.1)	0.3	10.5
Net income	$20.2	$23.1	$65.0	$60.3

Net income per common share from continuing operations:
Basic	$0.53	$0.61	$1.70	$1.31
Diluted	$0.53	$0.61	$1.69	$1.31
Net (loss) income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.28
Diluted	$0.00	$0.00	$0.01	$0.28
Net income per common share:
Basic	$0.53	$0.61	$1.71	$1.59
Diluted	$0.53	$0.61	$1.70	$1.59

Weighted average common and common equivalent shares:
Basic	38.0	37.8	38.0	37.7
Diluted	38.1	38.0	38.1	37.9

Dividends declared	$0.18	$0.16	$0.54	$0.48

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$20.2	$23.1	$65.0	$60.3
Other comprehensive income:
Foreign currency translation	(0.8)	(0.2)	(1.1)	0.0
Total comprehensive income	$19.4	$22.9	$63.9	$60.3

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$64.7	$49.8
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2.8	2.8
Provision for credit losses	1.8	1.8
Stock-based compensation	3.4	2.0
Benefit from deferred taxes	(0.6)	(2.4)
Changes in operating assets and liabilities:
Accounts receivable	(23.1)	(19.1)
Inventories	(17.1)	(9.1)
Prepaid expenses and other assets	(2.1)	(0.2)
Income taxes payable	(6.5)	2.3
Accounts payable	(0.6)	11.3
Accrued expenses, other current liabilities and other liabilities	0.8	0.1
Net cash provided by operating activities from continuing operations	23.5	39.3
Net cash (used in) provided by operating activities from discontinued operations	(0.1)	11.6
Net cash provided by operating activities	23.4	50.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(4.9)	(3.4)
Net cash used in investing activities	(4.9)	(3.4)

Cash flows from financing activities:
Proceeds from short-term borrowings	114.5	19.6
Repayment of short-term borrowings	(109.0)	(19.6)
Dividends paid	(20.8)	(18.6)
Proceeds from issuance of common stock	0.7	3.8
Payment of payroll taxes on stock-based compensation through shares withheld	(0.4)	(2.5)
Proceeds from the issuance of common stock from employee stock purchase plan	1.4	1.1
Net cash used in financing activities	(13.6)	(16.2)

Effects of exchange rates on cash	(0.3)	(0.1)

Net increase in cash	4.6	31.2
Cash, cash equivalents and restricted cash – beginning of period	15.4	24.0
Cash, cash equivalents and restricted cash – end of period	$20.0	$55.2

Supplemental disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$20.0	$54.1
Restricted cash (1)	0.0	1.1
Cash, cash equivalents and restricted cash	$20.0	$55.2

(1)The Company had restricted cash collateralizing letters of credit outstanding of $0 and $1.1 million, at September 30, 2022 and 2021, respectively, which is recorded in Goodwill, intangibles and other assets in the accompanying Condensed Consolidated Balance Sheets.

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$32.9	$2.6
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2022	37,854	$0.4	$195.8	$(20.4)	$(25.5)	$3.3	$153.6
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	22		(0.4)	0.4			0.0
Stock withheld for employee taxes	(11)			(0.4)			(0.4)
Proceeds from issuance of common stock	29		0.1	0.6			0.7
Issuance of shares under employee stock purchase plan	23		0.6				0.6
Dividends					(6.8)		(6.8)
Change in cumulative translation adjustment						0.1	0.1
Net income					22.0		22.0
Balances, March 31, 2022	37,917	$0.4	$197.1	$(19.8)	$(10.3)	$3.4	$170.8
Stock-based compensation expense			1.4				$1.4
Issuance of restricted stock	10		(0.2)	0.2			0.0
Proceeds from issuance of common stock	1		0.0	0.0			0.0
Dividends					(6.9)		(6.9)
Change in cumulative translation adjustment						(0.4)	(0.4)
Net income					22.8		22.8
Balances, June 30, 2022	37,928	$0.4	$198.3	$(19.6)	$5.6	$3.0	$187.7
Stock-based compensation expense			1.0				1.0
Issuance of shares under employee stock purchase plan	30		0.8				0.8
Dividends					(6.9)		(6.9)
Change in cumulative translation adjustment						(0.8)	(0.8)
Net income					20.2		20.2
Balances, September 30, 2022	37,958	$0.4	$200.1	$(19.6)	$18.9	$2.2	$202.0

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, January 1, 2021	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	$106.8
Stock-based compensation expense			0.4				0.4
Issuance of restricted stock	65		(1.1)	1.1			0.0
Stock withheld for employee taxes	(47)			(1.9)			(1.9)
Proceeds from issuance of common stock	119		(0.2)	2.5			2.3
Issuance of shares under employee stock purchase plan	29		0.5				0.5
Dividends					(6.0)		(6.0)
Change in cumulative translation adjustment						0.1	0.1
Net income					15.2		15.2
Balances, March 31, 2021	37,718	$0.4	$193.1	$(22.3)	$(57.3)	$3.5	$117.4
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	8		(0.1)	0.1			0.0
Stock withheld for employee taxes	(4)			(0.1)			(0.1)
Proceeds from issuance of common stock	15		(0.2)	0.4			0.2
Dividends					(6.1)		(6.1)
Change in cumulative translation adjustment						0.1	0.1
Net income		`			22.0		22.0
Balances, June 30, 2021	37,737	$0.4	$193.8	$(21.9)	$(41.4)	$3.6	$134.5
Stock-based compensation expense			0.6				0.6
Issuance of restricted stock	3						0.0
Stock withheld for employee taxes	(13)			(0.5)			(0.5)
Proceeds from issuance of common stock	61			1.3			1.3
Issuance of shares under employee stock purchase plan	26		0.6				0.6
Dividends					(6.1)		(6.1)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					23.1		23.1
Balances, September 30, 2021	37,814	$0.4	$195.0	$(21.1)	$(24.4)	$3.4	$153.3

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

The Company’s discontinued operations consist of its former North American Technology Group business, which was sold in December 2015 and has been winding down its operations since then. For the three and nine month periods ended September 30, 2022, discontinued operations incurred a net loss of $0.1 million and net income of $0.3 million, respectively (see Note 4, Discontinued Operations). For the three and nine month periods ended September 30, 2021, discontinued operations incurred a net loss of $0.1 million and net income of $10.5 million, respectively.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2022 and the results of operations for the three and nine month periods ended September 30, 2022 and 2021, statements of comprehensive income for the three and nine month periods ended September 30, 2022 and 2021, cash flows for the nine month periods ended September 30, 2022 and 2021 and changes in shareholders’ equity for the three and nine month periods ended September 30, 2022 and 2021.  The December 31, 2021 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2021 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  The results for the nine month period ended September 30, 2022 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarters ended on October 1, 2022 and October 2, 2021, respectively.  The third quarters of both 2022 and 2021 included 13 weeks and the first nine months of both 2022 and 2021 included 39 weeks.

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

2.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three and nine months ended September 30, 2022 and 2021, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
United States	$282.0	$260.9	$849.0	$748.0
Canada	16.5	16.5	56.6	53.1
Consolidated	$298.5	$277.4	$905.6	$801.1

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of September 30, 2022 and December 31, 2021.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for September 30, 2022 (in millions):

September 30, 2022
Balance at beginning of period	$2.5
Current period provision	1.8
Write-offs - trade accounts receivable	(1.4)
Balance at end of period	$2.9

The following is a rollforward of the allowances for credit losses related to trade receivables for the year ended December 31, 2021 (in millions):

December 31, 2021
Balance at beginning of period	$1.7
Current period provision	2.8
Write-offs - trade accounts receivable	(2.0)
Balance at end of period	$2.5

4.Discontinued Operations

In the third quarter ended September 30, 2022, the Company's discontinued operations recorded net loss of approximately $0.1 million. For the nine months ended September 30, 2022, the Company's discontinued operations recorded net income of approximately $0.3 million primarily related to the resolution of certain liabilities. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

In the third quarter ended September 30, 2021, the Company's discontinued operations recorded a net loss of approximately $0.1 million primarily related to professional fees, facility costs and tax benefits. For the nine months ended September 30, 2021, the Company's discontinued operations recorded net income of $10.5 million, primarily related to approximately $15.0 million in restitution receipts, approximately $2.4 million in benefit related to resolution of payable accounts offset by approximately $3.6 million of professional fees and facility costs. Discontinued operations also recorded approximately $3.3 million for the provision for income taxes.

5. Leases

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032. In the second quarter of 2022, the Company recorded a Right of Use ("ROU") asset and related lease liability of $32.9 million related to a new distribution facility in Canada consisting of approximately 334,000 square feet. This lease has a 10 year term unless terminated earlier as provided in the lease. The Company has sublet approximately 127,000 square feet of this facility. The sublease is for a five year term, unless terminated earlier as provided in the agreement.

The Company's operating lease costs, included in continuing operations, was $4.3 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively, and $11.2 million and $10.5 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded sublease income related to the Canadian facility sublease of approximately $0.4 million for the quarter and nine months ended September 30, 2022.

Information relating to operating leases for continuing and discontinued operations updated for the Canadian lease as of September 30, 2022 and December 31, 2021 :

	Nine Months Ended September 30,	Year Ended December 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating leases	8.3 years	8.1 years

Weighted Average Discount Rate
Operating leases	5.3%	5.2%

ROU assets obtained in exchange for operating lease obligations (in millions)	$32.9	$2.6

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2022 (adjusted for nine months of payments)	$4.1
2023	17.3
2024	16.3
2025	15.3
2026	13.5
2027	11.3
Thereafter	51.4
Total lease payments	129.2
Less: interest	(27.7)
Total present value of lease liabilities	$101.5

6.Net Income (Loss) per Common Share

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three and nine months ended September 30, 2022 and 2021 (in millions, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income from continuing operations	$20.3	$23.2	64.7	49.8
Less: Distributed net income available to participating securities	0.0	0.0	(0.1)	(0.1)
Less: Undistributed net income available to participating securities	(0.1)	(0.1)	(0.2)	(0.1)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$20.2	$23.1	$64.4	$49.6
Add: Undistributed net income allocated to participating securities	0.1	0.1	0.2	0.1
Less: Undistributed net income reallocated to participating securities	(0.1)	(0.1)	(0.2)	(0.1)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$20.2	$23.1	64.4	49.6
Denominator:
Weighted average shares outstanding for basic net income per share	38.0	37.8	38.0	37.7
Effect of dilutive securities	0.1	0.2	0.1	0.2
Weighted average shares outstanding for diluted net income per share	38.1	38.0	38.1	37.9
Net income per share from continuing operations:
Basic	$0.53	$0.61	$1.70	$1.31
Diluted	$0.53	$0.61	$1.69	$1.31

Net (loss) income from discontinued operations	$(0.1)	$(0.1)	$0.3	$10.5
Less: Undistributed net income available to participating securities	0.0	0.0	0.0	(0.1)
Numerator for basic net (loss) income per share:
Undistributed and distributed net (loss) income available to common shareholders	$(0.1)	$(0.1)	$0.3	$10.4
Add: Undistributed net income allocated to participating securities	0.0	0.0	0.0	0.1
Less: Undistributed net income reallocated to participating securities	0.0	0.0	0.0	(0.1)
Numerator for diluted net (loss) income per share:
Undistributed and distributed net (loss) income available to common shareholders	$(0.1)	$(0.1)	$0.3	$10.4

Net (loss) income per share from discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.28
Diluted	$0.00	$0.00	$0.01	$0.28

Net income per share:
Basic	$0.53	$0.61	$1.71	$1.59
Diluted	$0.53	$0.61	$1.70	$1.59

Potentially dilutive securities	0.1	0.1	0.1	0.1

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

7.Credit Facilities and Short-term Debt

The Company maintains a $75.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2022, eligible collateral under the credit agreement was $75.0 million, total availability was $72.3 million, total outstanding letters of credit was $1.5 million, total outstanding borrowings was $10.0 million and total excess availability was $60.8 million. The Company was in compliance with all of the covenants of the credit agreement as of September 30, 2022.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, outstanding debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At September 30, 2022 and December 31, 2021, the carrying amounts of cash, accounts receivable, outstanding debt and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its material litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2022 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2022 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

The Company's net sales improved in the third quarter with revenue increasing 7.6% to over $298 million. Sales performance was led by an 8.1% increase in sales in the United States and 3.9%, in local currency, in Canada. During the quarter, our one-to-one managed sales channel led our growth and we saw further growth in the Global Industrial private brand offering, which continues to increase as a percentage of total sales. As we moved through the quarter the demand environment softened, a trend that has continued as customers have generally taken a more guarded approach to buying decisions given the broader uncertainty in the market. Gross margin increased 20 basis points sequentially in the quarter but decreased 110 basis points from the prior year. Margin performance reflected the continued impact of promotional pricing on excess and seasonal stock, as well as the flow through of some higher cost inventory. In addition, we had a very strong comparative to the third quarter of 2021, which benefited from price rationalization and the lower cost inventory sell through with increasing selling prices. Selling, distribution and administrative ("SD&A") management remained disciplined and reflects investments in the expansion of our Canada distribution network, including approximately $0.8 million in ramp up costs incurred in the third quarter, as well as e-commerce and other technology enhancements, and increased marketing efforts. Additionally, we improved in our debt position over the second quarter of 2022, reflecting decreased working capital needs as inventory levels normalize. We currently expect inventory levels to further reduce in the fourth quarter.

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

There were no material changes in the Company’s significant accounting policies during the third quarter and nine month period ended September 30, 2022.

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

Highlights from Q3 2022 and Year to Date Q3 2022

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

Third Quarter 2022 Summary:

•Consolidated sales increased 7.6% to $298.5 million for the third quarter of 2022 compared to $277.4 million last year. Sales also increased 7.6% on an average daily sales basis for the third quarter ended September 30, 2022. Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to U.S. dollars using the current year's average exchange rate. There were 63 selling days in the U.S. and Canada in each of the third quarters of 2022 and 2021, respectively.
•Consolidated gross margin declined to 35.7% for the third quarter of 2022 compared to 36.8% last year.
•Consolidated operating income from continuing operations decreased 10.1% to $27.5 million for the third quarter of 2022 compared to $30.6 million last year.
•Net income per diluted share from continuing operations decreased 13.1% to $0.53 for the third quarter of 2022 compared to $0.61 last year.

Year to Date Q3 2022 Summary:

•Consolidated sales increased 13.0% to $905.6 million for the nine months ended September 30, 2022 compared to $801.1 million last year. Sales also increased 13.0% on an average daily sales basis for the nine months ended September 30, 2022. There were 192 selling days in the U.S. and 189 selling days in Canada for the nine months ended 2022 and 2021, respectively.
•Consolidated gross margin increased to 36.2% for the nine months ended September 30, 2022 compared to 34.6% last year.
•Consolidated operating income from continuing operations increased 41.4% to $87.5 million for the nine months ended September 30, 2022 compared to $61.9 million last year.
•Net income per diluted share from continuing operations increased 29.0% to $1.69 for the nine months ended September 30, 2022 compared to $1.31 last year.

Results of Operations

Three and Nine Months Ended September 30, 2022 compared to the Three and Nine Months Ended September 30, 2021

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net sales of continuing operations:
Consolidated net sales	$298.5	$277.4	7.6%	$905.6	$801.1	13.0%
Consolidated gross profit	$106.6	$102.0	4.5%	$327.4	$277.3	18.1%
Consolidated gross margin	35.7%	36.8%	(1.1)%	36.2%	34.6%	1.6%
Consolidated SD&A costs	$79.1	$71.4	10.8%	$239.9	$215.4	11.4%
Consolidated SD&A costs as a % of net sales	26.5%	25.7%	0.8%	26.5%	26.9%	(0.4)%
Operating income from continuing operations:
Consolidated operating income	$27.5	$30.6	(10.1)%	$87.5	$61.9	41.4%
Consolidated operating margin from continuing operations	9.2%	11.0%	(1.8)%	9.7%	7.7%	2.0%
Effective income tax rate	24.5%	23.7%	0.8%	24.9%	19.0%	5.9%
Net income from continuing operations	$20.3	$23.2	(12.5)%	$64.7	$49.8	29.9%
Net income margin from continuing operations	6.8%	8.4%	(1.6)%	7.1%	6.2%	0.9%
Net income per diluted share from continuing operations	$0.53	$0.61	(13.1)%	$1.69	$1.31	29.0%
Net (loss) income from discontinued operations	$(0.1)	$(0.1)	0.0%	$0.3	10.5	(97.1)%
Net (loss) income per diluted share from discontinued operations	$0.00	$0.00	NM	0.01	0.28	(96.4)%

*excludes discontinued operations (See Note 4 of Notes to Condensed Consolidated Financial Statements).
NM-not meaningful

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarters ended on October 1, 2022 and October 2, 2021, respectively, and the third quarters of both 2022 and 2021 each included 13 weeks and the first nine months of both 2022 and 2021 included 39 weeks.

Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate. There were 63 selling days in the U.S. and Canada in each of the third quarters of 2022 and 2021, respectively. There were 192 selling days in the U.S. and 189 selling days in Canada for the nine months ended 2022 and 2021, respectively.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 7.6% during the quarter ended September 30, 2022 and 13.0% for the nine months ended September 30, 2022 as compared to the same periods in 2021. The Company's sales reflect leading performance by our managed sales group and, in addition, our private brand offering continued to increase as a percentage of total sales. U.S. sales increased 8.1% for the quarter and 13.5% for the first nine months of 2022 compared to the same periods in 2021. Canada sales, in local currency, were up 3.9% and 9.3% for the quarter and first nine months of 2022, respectively. In USD, Canada sales were flat for the quarter and increased 6.6% for the first nine months of 2022. Consolidated average daily sales increased 7.6% during the quarter and increased 13.0% for the nine months of 2022.

There were 63 selling days in the U.S. and Canada in each of the third quarters of 2022 and 2021, respectively, and there were 192 selling days in the U.S. and 189 selling days in Canada for the nine months of 2022 and 2021, respectively.

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

Gross margin declined by 110 basis points in the third quarter of 2022 compared to the third quarter of 2021 reflecting the impact of freight fuel surcharges, certain promotional activities, as well as the flow through of some higher cost inventory, which were partially offset by the continued increase in our private brand sales mix. Gross margin increased 160 basis points for the nine months ended September 30, 2022, driven by the continued normalization of freight margins as compared to the transitory costs incurred in the first nine months of 2021 related to the transition to a new less-than-truckload ("LTL") freight partner, partially offset by freight fuel surcharges incurred in 2022. Other contributing factors to our increased gross margin for the nine months ended September 30, 2022 include higher margin private brands capturing a larger share of our sales mix and a reduction in inventory adjustments as compared to the same period last year which included a write-down of certain personal protection equipment products.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

For the three month period ended September 30, 2022, SD&A costs as a percentage of sales increased 80 basis points compared to the same period in 2021. This increase reflects investments in the expansion of our Canadian distribution network, e-commerce and other technological enhancements and increased marketing efforts. In the third quarter of 2022, the significant cost increases include increased salary and related costs of approximately $2.8 million, increased internet advertising spend of approximately $1.9 million related to our increased marketing efforts, ramp up costs related to our new Canadian distribution center of approximately $0.8 million, increased consulting fees of approximately $0.8 million related to the continued investment in upgrading and expanding our technological capabilities specifically related to our e-commerce shopping experience and sales force productivity offset by cost saving in temporary help and recruitment of $0.7 million. For the nine months ended September 30, 2022, SD&A as a percentage of sales decreased 40 basis points compared to the same period in 2021. This improved SD&A leverage reflects targeted SD&A discipline and fixed cost leverage resulting from the sales growth in the year. For the nine months ended September 30, 2022, the significant cost increases include approximately $12.1 million of increased salary and related costs, of which approximately $2.8 million related to higher variable compensation directly related to the Company's financial performance, increased sales commissions of approximately $2.3 million due to the continued growth in sales, increased internet advertising costs of approximately $5.4 million, ramp up costs related to our new Canadian distribution center of approximately $1.1 million, increased consulting and professional fees of approximately $0.8 million, increased insurance costs of approximately $0.4 million and increased net trade show costs of approximately $0.2 million.

DISCONTINUED OPERATIONS

In the third quarter ended September 30, 2022, the Company's discontinued operations recorded net loss of approximately $0.1 million. For the nine months ended September 30, 2022, the Company's discontinued operations recorded net income of approximately $0.3 million primarily related to the resolution of certain liabilities. The Company expects that total additional exit charges related to discontinued operations after this quarter may aggregate up to $0.5 million.

In the third quarter ended September 30, 2021, the Company's discontinued operations recorded a net loss of approximately $0.1 million primarily related to professional fees, facility costs and tax benefits. For the nine months ended September 30, 2021, the Company's discontinued operations received approximately $15.0 million in restitution receipts, recorded approximately $2.4 million in benefit related to resolution of payable accounts offset by approximately $3.6 million of professional fees and facility costs. Discontinued operations also recorded approximately $3.3 million for the provision for income taxes.

OPERATING MARGIN

Operating margin for the three and nine month periods ended September 30, 2022 declined 190 basis points and improved 190 basis points, respectively, compared to the same periods in 2021. As discussed above, the three month decrease was driven by investments in the expansion of our Canadian distribution center, as well as e-commerce and other technological enhancements, continued normalization of freight margins offset by freight fuel surcharges, certain promotional activities, flow through of some higher cost inventory, favorable product margins as our higher margin private brands captured a larger share of our sales mix, and SD&A leverage. As discussed above, the nine month increase was driven by continued normalization of freight margins and higher margin private brands capturing a larger share of our sales mix offset by freight fuel surcharges, certain promotional activities, flow through of some higher cost inventory and SD&A leverage.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.6 million in the third quarter of 2022 compared to $0.2 million in the third quarter of 2021 and for the nine months ended September 30, 2022 and 2021, interest and other expense, net from continuing operations was $1.3 million and $0.4 million, respectively. Increased costs in 2022 reflect the higher interest rate environment, increased loan balances and foreign exchange losses.

INCOME TAXES

For the three and nine month periods ended September 30, 2022, the Company reported income taxes in continuing operations of approximately $6.6 million and $21.5 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states.

In the three month period ended September 30, 2021, the Company reported income taxes in continuing operations of approximately $7.2 million. In the nine month period ended September 30, 2021, the Company reported income taxes in continuing operations of approximately $11.7 million. The nine month 2021 tax rate was benefited by the reversal of valuation allowances against the Company's Canadian net operating loss carryforward and other deferred tax assets of approximately $3.4 million, or $0.09 per diluted share, which was recorded in the second quarter of 2021, as well as excess benefits from stock option exercises of approximately $0.6 million. The Company reversed these valuation allowances as it believed it was more likely than not that the net operating loss carryforward and deferred tax assets of its Canadian subsidiary would be realized.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	September 30, 2022	December 31, 2021	$ Change
Cash and cash equivalents	$20.0	$15.4	$4.6
Accounts receivable, net	$127.3	$106.8	$20.5
Inventories	$189.4	$172.8	$16.6
Prepaid expenses and other current assets	$9.6	$6.4	$3.2
Accounts payable	$113.2	$114.4	$(1.2)
Accrued expenses and other current liabilities	$45.1	$50.5	$(5.4)
Short-term debt	$10.0	$4.5	$5.5
Operating lease liabilities	$11.8	$10.5	$1.3
Working capital	$166.2	$121.5	$44.7

Historical Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities from continuing operations	$23.5	$39.3
Net cash (used in) provided by operating activities from discontinued operations	$(0.1)	$11.6
Net cash used in investing activities from continuing operations	$(4.9)	$(3.4)
Net cash used in financing activities from continuing operations	$(13.6)	$(16.2)
Effects of exchange rates on cash	$(0.3)	$(0.1)
Net increase in cash and cash equivalents	$4.6	$31.2

Our primary liquidity needs are to support working capital requirements in our business, including inflationary cost pressure within inventory, funding recently declared and any future dividends, funding capital expenditures and inventory purchases related to our new distribution center in Canada, debt repayment, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure specifically related to our e-commerce shopping experience and sales force productivity and automation, continuing investment in upgrading our distribution facilities and funding acquisitions.  We rely principally upon operating cash flow to meet these needs. We currently believe that current cash on hand, cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $44.7 million primarily related to increased inventory balances, accounts receivable, reduced accounts payable, accrued expenses and other current liabilities partially offset by increased short-term debts payable balances. Accounts receivable days outstanding were 38.1 in 2022 compared to 37.2 in 2021, inventory turns were 3.8 in 2022 compared to 5.2 in 2021 and accounts payable days outstanding were 58.8 in 2022 compared to 68.9 in 2021.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $23.5 million compared to $39.3 million provided in 2021, attributable to changes in our working capital accounts which used $48.6 million in cash compared to $14.7 million used in 2021, primarily the result of the changes in inventory, accounts receivable, income tax payable and trade accounts payable balances. Cash generated from net income adjusted by other non-cash items, provided $72.1 million in 2022 compared to $54.0 million provided by these items in 2021 primarily due to higher net income generated in the nine months ended September 30, 2022. Net cash used in operating activities from discontinued operations was $0.1 million for the nine months ended September 30, 2022 and net cash provided by operating activities from discontinued operations was $11.6 million for the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities totaled $4.9 million and was used for warehouse machinery and equipment, primarily related to our new Canadian distribution center, leasehold improvements, computer equipment and software. Net cash used in investing activities in 2021 totaled $3.4 million primarily for warehouse machinery and equipment related to our New Jersey distribution center and for other distribution center locations, as well as, leasehold improvements.

Financing Activities

Net cash used in financing activities totaled $13.6 million in 2022 primarily related to the regular quarterly dividend of $0.18 per common share which totaled approximately $20.8 million, partially offset by the net proceeds from short-term borrowings of $5.5 million. Proceeds from the issuance of common stock from employee stock purchase plan totaled $1.4 million and proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld, totaled $0.3 million. Net cash used in financing activities in 2021 totaled $16.2 million primarily related to the regular quarterly dividend of $0.16 per common share, which totaled $18.6 million. Proceeds from the issuance of common stock from stock option exercises totaled $3.8 million, offset by payments of payroll taxes on stock-based compensation through shares withheld of $2.5 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $1.1 million.

The Company maintains a $75.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 60% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2022, eligible collateral under the credit agreement was $75.0 million, total availability was $72.3 million, total outstanding letters of credit was $1.5 million, total outstanding borrowings was $10.0 million and total excess availability was $60.8 million. The Company was in compliance with all of the covenants of the credit agreement as of September 30, 2022.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility.  In 2022 we anticipate capital expenditures in the range of $6.0 to $7.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of September 30, 2022, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk.  At September 30, 2022 cash balances held in foreign subsidiaries totaled approximately $4.8 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had approximately $76 million of liquidity (cash and undrawn line of credit) in the U.S. as of September 30, 2022.

Material Cash Requirements

We are obligated under non-cancelable operating leases for the rental of our facilities and certain of our equipment which expires at various dates through 2032. As of September 30, 2022 we were obligated for approximately $101.5 million under these non-cancelable leases. In 2022 we anticipate remaining cash expenditures of approximately $4.1 million for these operating leases. We have sublease agreements for unused space we lease in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at September 30, 2022, we had $1.5 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2022 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of September 30, 2022, $10.0 million was outstanding under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes to the Company’s risk factors during the third quarter and nine months ended September 30, 2022.

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

GLOBAL INDUSTRIAL COMPANY

Date: November 1, 2022	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: November 1, 2022	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer