Form 10-K
period 2022-12-31
GLOBAL INDUSTRIAL Co
filed 2023-02-23
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately 423,761,325. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of February 16, 2023 was 37,966,502 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Global Industrial Company relating to the Annual Meeting of Stockholders to be held in 2023 are incorporated by reference in Part III hereof.

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

Continuing operations

The Company offers more than one million industrial and MRO products, including its own Global Industrial Exclusive BrandsTM, which are marketed in North America. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us as a white label product and some are manufactured to our own design: these products are marketed as private brand products under the trademarks: Global™, GlobalIndustrial.com™, Nexel™, Paramount™ and Interion™.

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

E-commerce

We currently operate multiple e-commerce sites, including:

www.globalindustrial.com
www.globalindustrial.ca
www.industrialsupplies.com

We are continually upgrading the capabilities and performance of these websites in our significant markets. In 2020 we enhanced our website for full ADA/508 compliance, expanded customer self service functions such as SMS notifications, added proactive notifications through Global Assist (order tracking on the web) and added the ability to create quotes and product reviews. In addition we have upgraded the look and functionality of our mobile site. In 2021, we launched a new search engine as well as reorganizing the full category hierarchy and taxonomy of our product offering in an effort to drive improved search, conversion rates, and overall user experience. In 2022, we launched a new e-commerce site designed to drive personalization to further improve the digital shopping experience.

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

Signature Campaigns

We have realigned our marketing efforts, seasonal product offering, and go to market strategy around enterprise wide strategic marketing campaigns. In 2020, this began with the Restore, Return and Rebound signature campaign addressing customer needs for returning to operations post pandemic and then followed with a Ready, Set, Vaccinate campaign introduced to assist hospitals and other health agency customers prepare for administering vaccines to the public. We continued these campaigns into 2021 with our We Got This campaign which is aimed at helping our customers navigate the recent supply chain disruptions that have made sourcing key products more challenging. During 2022, we initiated our “We Can Supply That®” branding campaign across our websites, emails, trade show, copy writing and our NASCAR sponsorship. We also repositioned our private brand offering as Global Industrial Exclusive BrandsTM with the tag line “Made to Exceed".

Catalogs

As the Company increased its focus on online and e-commerce advertising, marketing and sales activities over the years, the use of hard copy catalogs decreased as compared to earlier periods, but over the last several years, we have distributed a stable number of regular and specialty catalogs, postcards, and other physical mail and anticipate continuing to do so in the near term.

Customer Service, Order Fulfillment and Support

Since 2019 we have launched several initiatives with our vendors and freight partners, and in our own distribution centers, to improve our customer’s experience such as our Voice of the Customer initiative, involving phone and online surveys to obtain our customer’s input on their experiences with us and our products to ensure we deliver on the promise, to better focus our sales, service and marketing efforts on our customers' needs and to target areas of improvement to enhance the overall customer experience. These efforts continued through 2021 when we further added additional improvements to the experience including offering 24x7 chat supported by both AI chatbots and live chats with our associates.

A growing proportion of our orders are received electronically via internet, extranet, EDI, customer punch out catalog, online chat, or through broadly utilizing vendor and customer portals such as Ariba or Coupa. These E-orders represented over 57% of our transaction count for the year ended December 31, 2022 compared to 56% for the year ended December 31, 2021. The balance of our orders are received by telephone to our inbound call center, direct dial to our inside account management team, placement through one of our field sales representatives, and to a small extent via fax. We generally provide toll-free telephone number access for our customers in countries where it is customary. Certain domestic call centers are linked to provide telephone backup in the event of a disruption in phone service.

The Company utilizes a sourcing strategy encompassing sales of in stock items that are either national brand, private brand, and to a limited extent via brand licensing agreements, as well as supplementing its stocking strategy with product fulfilled directly by our vendor partners via a drop ship relationship. In stock items tend to be higher in velocity, higher in gross margin, and offer a higher service level to our customers. In stock items are distributed via a network of five large distribution centers in the U.S. located in the Northeast, Midwest, West, Southeast and South Central regions, one new large distribution facility in Canada and one additional smaller distribution facilities in Canada. Product deliveries to our customers are made through a nationwide network of common carriers that we contract with directly in order to establish and maintain high service levels and enhance operational efficiencies. We tend to stock items in our distribution center, and invest the requisite working capital in inventory position, after demonstrating sales volume success in the drop ship sales of that item effected through our suppliers. Orders are generally shipped by third-party delivery services and we maintain relationships with thousands of distributors and product vendors in the United States and Canada.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from both large and small manufacturers as well as large wholesale distributors. No supplier accounted for 10% or more of our product purchases in 2022, 2021 and 2020. Most private brand products are manufactured by third parties to our specifications.

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

Human Capital Resources

As of December 31, 2022, we employed a total of approximately 1,650 associates, of whom 1,420 were in North America and 230 were in Asia. Approximately 39% of our associates are customer facing including customer service, quota bearing sales representatives, inbound call center representatives, and other pre and post sales management and support. Approximately 37% of our team members are employed within distribution, logistics, and fulfillment areas, while 24% of our associate base works within administrative functions including: IT, Marketing, Product Management, Human Resources, Accounting and Finance, Legal and Risk Management and general administrative and management roles.

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

Environment, Health and Safety: Government Regulation

Employee health and safety is a top priority for the Company. Our safety teams and local safety committees provide oversight, training, education and compliance guidance, as well as workers compensation remediation advice, to our management teams and directly to our workforce. Our Environmental Health and Safety group is responsible for overseeing product safety and compliance programs and initiatives including compliance with various EPA, FDA and hazmat regulations that apply to certain of the products we offer.

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

Discontinued operations

For information regarding certain discontinued operations and former lines of business, see Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 7 to the consolidated financial statements included in Item 15 of this Form 10-K.

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
•Conflict Mineral Disclosure

In accordance with the listing standards of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company website (https://investors.globalindustrial.com) under the heading "Governance-Governance Documents".

Item 1A. Risk Factors.

There are a number of factors and variables described below that may affect our future results of operations and financial condition. Other factors, of which we are currently not aware or that we currently deem immaterial, may also affect our results of operations and financial position.

Risks Related to the Economy and Our Industries

•General economic conditions, including those that can result in decreased customer confidence and spending, could result in our failure to achieve our historical sales growth rates and profit levels. Pandemics, such as the global coronavirus outbreak have and may in the future disrupt global supply chains, including those we rely on in China, which could materially adversely affect our operations.

Both we and our customers are subject to global political, economic and market conditions, including trade and tariff uncertainties, customer inventory levels in the marketplace, borrowing ability, economic conditions in the manufacturing and/or distribution industries, increases in inflation, interest rates, freight costs and energy costs, as well as the impact of natural disasters, military actions, wars, cyber-attacks, the threat of terrorism and global pandemics or other health crises. Our consolidated results of operations are directly affected by economic conditions in North America, and our supply chain for imported product is affected by conditions in Asia (particularly China).

In this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations have been and could again be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings, and travel restrictions resulting from the Covid-19 pandemic. These events have and may continue to result in imported products not being timely received and resultant delayed or lost sales. We depend to a significant extent on products imported from China for our private brand lines, and on domestic manufacturers who utilize components imported from Asia. While we have experienced lost sales due to the Covid-19 pandemic and are making efforts to secure satisfactory levels of inventory there can be no assurance that our supply chain will not experience further disruptions significant enough to adversely affect our operations.

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

Many economies have experienced, and continue to experience, geopolitical instability, financial turmoil, high unemployment, inflation and interest rates, and a significant depreciation of their local currencies. Policies of advanced economies have a profound effect on emerging markets, and ramifications of any trade war involving an advanced economy, like of that between the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and developed economies.

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

In addition, the ongoing Russian invasion of Ukraine and the response of the international community has given rise to potential global security issues that may adversely affect international business and economic conditions. The short and long-term implications of the Russia-Ukraine conflict are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on energy and economic markets generally and could result in an even greater impact related to global supply chain and energy prices. In addition, a prolonged war in Ukraine may have adverse impacts on cyber security, global supply chains, inflationary pressures and interest rates and engender volatility in commodities and other markets, any of which could negatively affect our business. The disruption to regional and global economies could have an enduring impact on regional and global economies, and consequently, a materially adverse impact on our operations and profitability. However, due to the highly uncertain and dynamic nature of these events, it is not currently possible to estimate with any reliable measure of certainty the impact of the Russia - Ukraine war on our business.

•Adverse weather events or natural disasters, as well as pandemics such as the coronavirus, could negatively affect or disrupt our operations. We may be affected by global climate changes or by legal, regulatory or market responses to such potential change.

Certain areas in which we operate are susceptible to severe weather events, such as hurricanes, winter storms, tornadoes and floods, whether from climate change or otherwise, which can impact any of our locations as well as shipping ports and distribution centers. These events, as well as pandemics, have in the past and may in the future disrupt our locations and the supply chains dependent on such shipping ports and distribution centers. In this regard, we experienced product delivery and shipping delays due to the disrupted global product supply chains which affected our ability to timely receive and ship products, which could adversely impact sales.

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

Some of our products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives or rare earth minerals, and are subject to price changes based upon fluctuations in the commodities market. Fluctuations in the price of fuel could affect transportation costs. Our ability to pass on such increases in costs in a timely manner depends on market conditions. The inability to pass along cost increases could result in lower gross margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes. If commodity prices, including the price of oil, were to remain at elevated levels this could result in higher supply and transportation costs, which could have a material adverse effect on our business and results of operations.

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

•We rely on third-party suppliers for our products and services. The loss or interruption of these relationships could impact our sales volumes, the levels of inventory we must carry, and/or result in sales delays and/or higher inventory costs from new suppliers.

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

Increases in freight and shipping costs charged to us by third parties could adversely affect our margins to the extent the increases cannot be passed along to customers, and factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as a shortage in global availability of shipping containers, port congestion and global logistical delays and pandemic related labor shortages, have in the past and could in the future adversely affect the timely availability of products, resulting in delayed or lost sales, as well as adversely affecting our margins.

The fuel costs of our independent freight companies have been volatile. Our vendors and independent freight carriers typically look to pass increased costs along to us through price increases. When we are forced to accept these price increases, we may not be able to pass them along to our customers, resulting in lower margins.

•Changes in our customer, product, vendor, sourcing or channel sales mix, or failure to execute on competitive pricing programs designed to increase market share and/or customer velocity, including the use of free or reduced freight incentives, could cause our gross margin and ultimately operating margins to decline; failure to mitigate these pressures could adversely affect our operating results and financial condition.

Our gross margins are dependent on variables such as customer, product and vendor mix, including sourcing and category, pricing strategies implemented to increase market share and customer velocity, including the use of free or other promotional freight plans and other variables, any or all of which could result in fluctuations or declines in our gross margins. Decisions to drop ship rather than stock products in our distribution centers, decisions to offer private brand alternatives or branded offerings, price changes by manufacturers, and pricing actions taken in response to competitors, as well as a continuation of our customers’ shift to lower-priced products could also adversely affect our gross margins.

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

We measure our data security effectiveness through industry accepted methods and remediate significant findings. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third-party as part of our business continuity preparedness. We also have processes in place to prevent disruptions resulting from the implementation of new software and systems of the latest technology. We have implemented solutions, processes, and procedures to help mitigate the risk of cyber-attacks, such as conducting annual vulnerability testing, identifying remediation initiatives and establishing emergency response plans, but there can be no assurance these efforts will successfully deter future cyber-attacks. Our Board of Directors is responsible for oversight of the activities of our IT department (which reports to our Chief Executive Officer) and receives periodic presentations from our Chief Information Officer that cover, among other things, data security and cyber liability matters.

Although our IT systems are protected through various network security measures, our facilities and systems, and those of our third-party service providers with which we do business, may nevertheless be vulnerable to security breaches, cyber-attacks (any adverse event that threatens the confidentiality, integrity or availability of our information resources) vandalism, power outages, natural disasters, computer system failures, telecommunication or network failures, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. From time to time, we have experienced efforts by unknown persons, including “bots”, to access or breach our information systems, and these efforts can be expected to continue in the future. Furthermore, the ongoing military conflict between Ukraine and Russia, and the potential for retaliatory acts of cyberwarfare from Russia against U.S. companies in response to increasing sanctions on Russia could result in increased cyber-attacks against us. While we have successfully defended against such efforts in the past, there can be no assurance we will be able to protect sensitive data and/or the integrity of the Company's information systems and to defend against such efforts in the future.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the Canadian Dollar and the Indian Rupee. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in countries outside the United States, and non-U.S. sales accounted for approximately 6.2% of our net sales from continuing operations during 2022. To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

•Concentration of Ownership and Control Limits Stockholders Ability to Influence Corporate Actions.

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 66.4% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions. Under NYSE rules, as a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a "controlled company", the Company has elected to opt-out of the first of these. The Company does however currently have an independent Compensation Committee and Corporate Governance and Nominating Committee.

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

The Company has made acquisitions in the past and these acquisitions resulted in the recording of significant intangible assets and/or goodwill. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired, we may be required to record a significant charge to earnings in the period during which the impairment is discovered. Although the carrying amounts of intangible assets and goodwill are relatively small as of December 31, 2022, to the extent the Company makes acquisitions in the future there could again be material amounts of such assets recorded and subject to future impairment testing.

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

The Company has completed the wind-down activities related to the sale of the France business, but may incur additional charges related to statutory tax and other indemnities given at closing. The Company has substantially completed the wind-down activities related to the NATG business, although certain NATG activities related to sublet facilities continue. The Company expects that total additional NATG exit costs incurred during 2023 or later may aggregate up to $0.5 million, which will be presented in discontinued operations. There can be no assurance the Company will be able to timely exit its existing NATG lease commitments at currently recorded cost levels. Failure to achieve these expectations will result in increased cash exit costs for the Company.

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.5% for the twelve months ended December 31, 2022. Inflationary pressures have increased our costs, including for those for transportation and labor. To the extent we are unable to offset these cost increases through higher prices or other measures, our operating results may be adversely affected.

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

North America

As of December 31, 2022, we have seven operational distribution centers in North America which aggregate approximately 2.7 million square feet of space. The Company has sublet certain office and warehouse distribution space in Canada, which aggregates to approximately 212,000 square feet.

Our headquarters, administrative offices and call centers aggregate approximately 194,000 square feet of space.

The Company has one business to business call center and one warehouse from its discontinued NATG business that are sublet. These properties aggregate to approximately 0.4 million square feet of space.

Asia

As of December 31, 2022 we leased three administrative offices in Asia aggregating approximately 16,300 square feet of space.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Global Industrial's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “GIC.”  The following table sets forth the high and low closing sales price for the common stock and the dividends declared per share for each quarter during 2022 and 2021.

	High	Low	Dividends
2022
First Quarter	$40.56	$29.25	$0.18
Second Quarter	36.28	30.46	0.18
Third Quarter	36.29	26.38	0.18
Fourth Quarter	31.74	22.54	0.18

2021
First Quarter	$44.96	$35.36	$0.16
Second Quarter	45.72	32.62	0.16
Third Quarter	40.10	34.61	0.16
Fourth Quarter	44.82	37.75	1.16

On December 31, 2022, the last reported sale price of our common stock on the NYSE was $23.53 per share.  As of December 31, 2022, we had 165 shareholders of record.

In February 2023, the Company's Board of Directors declared a regular cash dividend of $0.20 per share to common stock shareholders of record at the close of business on March 6, 2023, payable on March 13, 2023.

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

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders and is incorporated by reference herein.

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

During 2022 and 2021, no shares were repurchased. During 2020, the Company repurchased 392,337 common shares for $7.2 million under its share repurchase authorization. The maximum number of shares that may yet be purchased under the program total approximately 1,375,000.

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

Continuing Operations

The Company sells a wide array of industrial and MRO products, which are marketed in North America. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: Global™, GlobalIndustrial.com™, Nexel™, Paramount™ and Interion™.

Discontinued Operations

The Company's discontinued operations include the results of the North American Technology Group ("NATG") business sold in December 2015 (see Note 1 and Note 7 to the Consolidated Financial Statements).

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

The Company has elected to omit discussion of the earliest year presented, December 31, 2020, in MD&A. This discussion can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2021, filed on March 17, 2022.

Business Outlook

As we enter 2023, while uncertainty remains in the economic outlook, the Company is cautiously optimistic and excited by the opportunities we see for growth including our ability to attract new enterprise customers, penetrate new vertical markets including healthcare and hospitality, expand our Global Industrial Exclusive BrandsTM products and deliver an innovative and personalized e-commerce experience.

Highlights from 2022 vs. 2021
The following discussion of our results of operations and financial condition will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•Consolidated sales increased 9.7% to $1.17 billion in U.S. dollars compared to $1.06 billion last year. Sales increased 9.3% on an average daily sales basis. Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate.
•Consolidated operating income increased 19.5% to $105.2 million compared to $88.0 million last year.
•Net income per diluted share from continuing operations increased 10.9% to $2.04 compared to $1.84 last year.

Results of Operations(1)

Key Performance Indicators (in millions):

	Years Ended December 31		Change
	2022	2021	2022 vs. 2021
Results of continuing operations:
Consolidated net sales	$1,166.1	$1,063.1	9.7%
Consolidated gross profit	$421.2	$374.3	12.5%
Consolidated gross margin	36.1%	35.2%	0.9%
Consolidated SD&A costs	$316.0	$286.3	10.4%
Consolidated SD&A costs as % of sales	27.1%	26.9%	0.2%
Consolidated operating income	$105.2	$88.0	19.5%
Consolidated operating margin from continuing operations:	9.0%	8.3%	0.7%
Effective income tax rate	24.8%	20.0%	4.8%
Net income from continuing operations	$78.1	$70.1	11.4%
Net margin from continuing operations	6.7%	6.6%	0.1%
Net income from discontinued operations, net of tax	$0.7	$33.2	(97.9)%

1
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years are described as if they ended on the last day of the respective calendar month.  Fiscal years 2022 and 2021 ended on December 31, 2022 and January 1, 2022, respectively. The fiscal years ended 2022 and 2021 included 52 weeks.

Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate. There were 254 selling days in the U.S. in 2022 compared to 253 selling days in 2021 and 251 selling days in Canada in 2022 compared to 250 selling days in 2021.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 9.7% to $1.17 billion compared to $1.06 billion in 2021. The Company's sales reflect a leading performance by our managed sales group and our private brand offering continuing to increase as a percentage of total sales. Our private brand offering was an area of focus and opportunity during 2022 and for the year it represented approximately 50% of total sales. U.S. sales increased 10.1% compared to 2021 and Canada sales, in local currency, were up 7.7%. In USD, Canada sales increased 3.8%. Consolidated sales increased 9.3% on an average daily sales basis compared to 2021.

In 2022 sales grew by double digits during the first half of the year and growth moderated in the second half of the year as the Company experienced a softened demand environment and as the benefit of price increases that started in the third quarter of 2021 were lapped and largely waned. Overall, we perceive customers to be guarded in their buying decisions and the pricing environment remaining competitive. In the fourth quarter of 2022 revenue was down 0.6% as compared to the same period in 2021 and we have seen a continuation of this trend into the start of 2023.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, freight pricing decisions including the use of free or other promotional freight plans, freight cost inflation including both domestic outbound freight as well as international inbound ocean freight, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, inflationary pressures on both transportation and raw material costs, pricing pressures caused by inflated inventory levels and historical seasonality.

Gross margin was 36.1% compared to 35.2% in the prior year primarily driven by normalization of freight margins as compared to the transitory costs incurred in 2021 related to the transition to a new less-than-truckload ("LTL") freight partner, partially offset by increased freight fuel surcharges as well as increased accessorial charges that were incurred in 2022. Other contributing factors to our increased gross margin include higher margin private brands capturing a larger share of our sales mix and a reduction in inventory adjustments in 2022 as compared to 2021 which included a write-down of certain personal protective equipment ("PPE") products.

Maintaining our margin profile remains a key focus for the Company. We have seen some early benefits from lower ocean supply chain costs; however we expect variability throughout 2023 as we work through select inventory with higher total landed costs and manage a dynamic pricing environment.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

Selling, distribution and administrative expenses totaled $316.0 million and $286.3 million for the years ended December 31, 2022 and 2021, respectively.

SD&A costs as a percentage of sales increased in 2022 compared to 2021 by 20 basis points. This increased SD&A reflects increased marketing investment to support both core and private brand product lines, growth initiatives, as well as increased distribution center compensation. Significant cost increases related to increased salary and other related costs of approximately $13.6 million, of which approximately $4.4 million related to higher variable incentive and equity compensation expenses related to the Company's financial performance and increased sales commissions of approximately $1.8 million due to the growth in sales. Other cost increases were related to our increased net marketing investment of approximately $7.2 million, costs of our new Canadian distribution center of approximately $2.2 million, increased consulting and professional fees of approximately $1.1 million related to the continued investment in upgrading and expanding our technological capabilities, specifically our e-commerce shopping experience and sales force productivity.

DISCONTINUED OPERATIONS

The Company's discontinued operations include the results of the NATG businesses sold in December 2015 (see Note 1 and Note 7 to the Consolidated Financial Statements).

During 2022, the Company recorded net income in its discontinued operations of approximately $0.7 million primarily related to the resolution of certain liabilities.

During 2021, the Company recorded net income in its discontinued operations of approximately $33.2 million primarily related to the resolution of certain liabilities and restitution receipts offset by related professional fees and the provision for income taxes.

OPERATING MARGIN

The Company's operating margin increased 70 basis points in 2022 compared to 2021, driven by improved gross margin that resulted primarily from the product mix shift to in stock and private brand products and efficiencies in our marketing efforts. Operating margin in 2021 was negatively impacted by PPE inventory write downs of approximately $3.5 million and continued freight pricing pressures.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $1.1 million for 2022 and $0.1 million in 2021. Increased costs in 2022 reflect the increased loan balances year over year and higher interest rate environment. The Company also recorded foreign exchange losses of approximately $0.3 million in 2022 and 2021.

INCOME TAXES

The Company recorded net tax expense in continuing operations for 2022 of $25.7 million, or 24.8%, and a net tax expense in discontinued operations of $0.2 million. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and India operations, including tax expense for certain U.S. states. Non-deductible expenses, including executive compensation, was approximately $3.0 million. Tax expense in discontinued operations is attributed to pretax income recorded in the discontinued North American Technology Products Group business.

The Company recorded net tax expense in continuing operations for 2021 of $17.5 million, or 20.0%, and a net tax expense in discontinued operations of $10.7 million. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and India operations, including tax expense for certain U.S. states. The tax rate was benefited by the reversal of valuation allowances against the Company's Canadian net operating loss carryforward and other deferred tax assets of approximately $3.4 million, as the Company believed it was more likely than not that all of the net operating losses of the Canadian subsidiary would be utilized. Tax expense from continuing operations was also benefited by approximately $0.8 million of stock option exercises. Non-deductible expenses, including executive compensation, was approximately $0.4 million. Tax expense in discontinued operations is attributed to pretax income recorded in the discontinued North American Technology Products Group business.

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2022	2021	$ Change
Cash and cash equivalents	$28.5	$15.4	$13.1
Accounts receivable, net	$108.0	$106.8	$1.2
Inventories	$179.4	$172.8	$6.6
Prepaid expenses and other current assets	$9.8	$6.4	$3.4
Accounts payable	$96.9	$114.4	$(17.5)
Accrued expenses and other current liabilities	$43.2	$50.5	$(7.3)
Short-term debt	$0.6	4.5	$(3.9)
Operating lease liabilities	$12.4	$10.5	$1.9
Working capital	$172.6	$121.5	$51.1

Historical Cash Flows

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities from continuing operations	$49.8	$47.6
Net cash provided by operating activities from discontinued operations	$0.4	$2.2
Net cash used in investing activities from continuing operations	$(7.1)	$(3.4)
Net cash used in financing activities from continuing operations	$(29.7)	$(55.0)
Effects of exchange rates on cash	$(0.3)	$0.0
Net increase (decrease) in cash and cash equivalents	$13.1	$(8.6)

Our primary liquidity needs are to support working capital requirements in our business, including inflationary cost pressures within inventory, funding recently declared and any future dividends, funding capital expenditures and inventory purchases related to our new distribution center in Canada, debt repayment, continuing investment in upgrading and expanding our technological capabilities and information technology infrastructure specifically related to our e-commerce shopping experience, sales force productivity and automation, continuing investment in upgrading and expanding our distribution footprint and funding acquisitions. We rely principally upon operating cash flows to meet these needs. We currently believe that current cash on hand, cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $51.1 million primarily related to increased inventory balances and lower accounts payable and accrued expense balances. Our inventory balance increase is primarily associated with increased cost of capitalized freight associated with increased costs of inbound ocean freight, as well as an expansion of safety stock levels. Accounts receivable days outstanding were 38.3 in 2022 compared to 38.0 in 2021. Inventory turns were 3.8 in 2022 compared to 4.7 in 2021 and accounts payable days outstanding were 56.6 in 2022 compared to 69.1 in 2021. We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $49.8 million attributable to cash generated from net income adjusted by other non-cash items which provided $88.0 million in 2022 compared to $76.3 million provided by these items in 2021. This increase is primarily related to the higher net income from continuing operations in 2022 compared to 2021, the deferred tax benefit recognized in 2021 and the increased equity compensation expense incurred during 2022 due to the Company's improved financial performance. Offsetting this increase are the changes in our working capital accounts, which used $38.2 million in cash compared $28.7 million used in 2021, primarily the result of changes in the inventory, accounts payable, income taxes and accounts receivable balances. Net cash provided by operating activities from discontinued operations was $0.4 million and $2.2 million in 2022 and 2021, respectively.

Investing Activities

Net cash used in investing activities from continuing operations totaled $7.1 million and $3.4 million for 2022 and 2021, respectively. In 2022, investing activities was used for warehouse machinery and equipment, primarily related to our new Canadian distribution center, leasehold improvements, computer equipment and software. In 2021, investing activities was used primarily for warehouse machinery and equipment related to our New Jersey distribution center and for other distribution centers, as well as, leasehold improvements.

Financing Activities

Net cash used in financing activities was $29.7 million and $55.0 million in 2022 and 2021, respectively. In 2022, net cash used in financing activities primarily related to the regular quarterly dividend of $0.18 per common share which totaled approximately $27.6 million and net repayments of short-term borrowings of $3.9 million. Offsetting these payments, were proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld, totaled $0.4 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $1.4 million. In 2021, net cash used in financing activities primarily related to the special dividend and regular quarterly dividends, which totaled approximately $62.5 million. During 2021, the Company had net borrowings under its credit facility of approximately $4.5 million and proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld, which totaled $1.9 million. Proceeds from the issuance of common stock from our employee stock purchase plan totaled $1.1 million.

In November 2022, the Company, amended its credit agreement to increase its existing $75.0 million secured revolving credit facility to $125.0 million. This credit facility is with one financial institution which has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% (previously 60%) or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate ("SOFR"), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2022, eligible collateral under the credit agreement was $116.4 million, total availability was $113.7 million, total outstanding letters of credit was $1.4 million, total outstanding borrowings was $0.6 million and total excess availability was $111.7 million. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2022.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility. In 2023 we anticipate capital expenditures to be in the range of $6.0 to $8.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of December 31, 2022, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2022 cash balances held in foreign subsidiaries totaled approximately $3.1 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $137 million of liquidity (cash and an undrawn line of credit) in the U.S. as of December 31, 2022.

Material Cash Requirements

We are obligated under non-cancelable operating leases for the rental of our facilities and certain of our equipment which expires at various dates through 2032. As of December 31, 2022 we were obligated for approximately $128.2 million under these non-cancelable operating leases. In 2023 we anticipate cash expenditures of approximately $17.7 million for these operating leases.  We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying, in the United States and Canada.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. As of December 31, 2022 we were obligated for approximately $31.7 million under these commitments. In 2023 we anticipate cash expenditures of approximately $7.9 million related to these commitments. In addition to the previously mentioned commitments, we had $1.4 million of standby letters of credit outstanding as of December 31, 2022.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2022, the Company had no material uncertain tax positions.

Discontinued Operations

The Company's discontinued operations include the former North American Technology Group business sold in December 2015 (see Note 1 and Note 7 to the Consolidated Financial Statements).

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2022.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.2 million at December 31, 2022 and 2021, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Inventory Valuation

We value our inventories at the lower of cost or net realizable value; cost being determined on the first-in, first-out method. Excess and obsolete or unmarketable merchandise are written down based on historical experience, assumptions about future product demand and market conditions. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past. The Company estimates the net realizable value of its inventory by considering factors such as inventory levels, historical write-off information, market conditions, estimated direct selling costs and physical condition of the inventory.

Our inventory reserve estimates for the years ended December 31, 2022 and 2021 have not been materially different than our actual experience. However, if in the future our estimates are materially different than our actual experience we could have a material loss adjustment.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $7.2 million and pretax income would have had a de minimis impact if average foreign exchange rates changed by 10% in 2022. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2022 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2022, $0.6 million was outstanding under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.   Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Industrial Company

Opinion on Internal Control over Financial Reporting

We have audited Global Industrial Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Industrial Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
February 23, 2023

Item 9B. Other Information.

None.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Item 15.    Exhibits and Financial Statement Schedules.

3	Exhibits.

	Exhibit No.	Description
	3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1) (Registration No. 33-92052).
	3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s report on Form 8-K dated May 18, 1999).
	3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Company’s report on Form 8-K dated June 21, 2021).
	3.4	Second Amended and Restated By-laws of the Company (effective as of June 21, 2021 (incorporated by reference to the Company’s report on Form 8-K dated June 21, 2021).
	4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995).
	4.2	Description of Registrant's Securities (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2021).
	10.1	Lease Agreement, dated December 8, 2005, between Hamilton Business Center, LLC (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (the “Buford Lease”) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).
	10.2	First Amendment, to the Buford Lease, dated June 12, 2006, between Hamilton Business Center, LLC (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005).
	10.3	Lease Agreement, dated February 27, 2012, between PR I Washington Township NJ, LLC (landlord) and Global Equipment Company Inc. (tenant) (Robbinsville, NJ facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012).
	10.4*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
	10.7	Lease Agreement, dated December 10, 2014, between Prologis, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (Las Vegas, NV facility) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2014).
	10.8*	Amendment to the Term of the 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Supplemental Proxy Material filed May 18, 2015).
	10.9	Third Amended and Restated Credit Agreement dated as of October 28, 2016, by and among the Company and certain affiliates thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).
	10.10	Third Amended and Restated Pledge and Security Agreement dated as of October 28, 2016, by and among the Company and certain affiliates thereof and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).
	10.11	Amended and Restated Lease dated December 14, 2016, by and between Addwin Realty Associates, LLC (landlord) and Global Equipment Company Inc. (tenant) (Port Washington, NY facility) (incorporated by reference to the Company’s report on Form 8-K dated December 16, 2016).
	10.12*	Employment Agreement, dated October 5, 2018, between the Company and Barry Litwin (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2018).
	10.13*	Amendment No. 1, dated January 7, 2020, to the Employment Agreement, between the Company and Barry Litwin (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2019).
	10.14*	Form of Employee Stock Purchase Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed November 2, 2018).
10.15
Lease Agreement, dated April 18, 2019, by and between HLIT II CTC 3, L.P. (landlord) and Global Industrial Distribution Inc. (tenant) (DeSoto, TX facility) (exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2019).

	10.16	Lease Agreement, dated December 18, 2009, between Lakeview XII Ventures, LLC (landlord) and Global Industrial Distribution Inc. (as successor in interest through merger to C&H Service, LLC) (tenant) (Pleasant Prairie, WI facility) (the "PP" Lease) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2020).

10.17	First Amendment, to the PP Lease, dated April 14, 2020, between Lakeview XII Ventures, LLC (landlord) and Global Industrial Distribution Inc.(as successor in interest through merger to C&H Service, LLC) (tenant) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2020).
10.18	Second Amendment to the Buford Lease, dated November 20, 2006, between Teachers Insurance and Annuity Association of America, for the benefit of its separate real estate account (as successor-in-interest to Hamilton Mill Business Center, LLC) (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2020).
10.19	Third Amendment to the Buford Lease Agreement, dated September 16, 2020 between Teachers Insurance and Annuity Association of America, for the benefit of its separate real estate account (as successor-in-interest to Hamilton Mill Business Center, LLC) (landlord) and Global Equipment Company Inc. (tenant) (Buford, GA facility) (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2020).
10.20*	Form of 2020 Omnibus Long-Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 22, 2020).
10.21*	Employment Agreement, dated October 12, 2021, between the Company and Adina Storch (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021).
10.22*	Amendment No. 1, dated December 2, 2021, to the Employment Agreement, between the Company and Adina Storch (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2021).
10.23	Amendment No. 1, dated as of October 19, 2021, to the Third Amended and Restated Credit Agreement by and among the Company and certain affiliates thereof, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021).
10.24	Amendment No. 2, dated as of June 28, 2022, to the Third Amended and Restated Credit Agreement by and among Global Industrial Company (f/k/a Systemax Inc.) and certain affiliates thereof, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2022).
10.25	Amendment No. 3, dated as of November 29, 2022, to the Third Amended and Restated Credit Agreement by and among Global Industrial Company (f/k/a Systemax Inc.) and certain affiliates thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto. (incorporated by reference to the Company’s report on Form 8-K dated November 29, 2022).
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of October 2021) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2021).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD B, LEEDS	Executive Chairman and Director	February 23, 2023
Richard B. Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	February 23, 2023
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	February 23, 2023
Robert Leeds

/s/ BARRY LITWIN	Chief Executive Officer	February 23, 2023
Barry Litwin	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Senior Vice President and Chief Financial Officer	February 23, 2023
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	February 23, 2023
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT D. ROSENTHAL	Director	February 23, 2023
Robert D. Rosenthal

/s/ CHAD M. LINDBLOOM	Director	February 23, 2023
Chad M. Lindbloom

/s/ THOMAS R. SUOZZI	Director	February 23, 2023
Thomas R. Suozzi

/s/ PAUL S. PEARLMAN	Director	February 23, 2023
Paul S. Pearlman

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Global Industrial Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Industrial Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Measurement of Inventory Valuation Reserves
Description of the Matter
As of December 31, 2022, the Company’s net inventory balance was $179.4 million. As described in Note 2 to the consolidated financial statements, management records inventory at the lower of its cost or net realizable value. The valuation of inventory requires management to make assumptions and judgments about the net realizable value of inventory. To establish the inventory valuation reserves the Company considers factors and assumptions such as market conditions, inventory levels, historical write-off information and direct selling costs.

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

New York, New York
February 23, 2023

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$28.5	$15.4
Accounts receivable, (net of allowance for credit losses of $2.3 and $2.5, respectively)	108.0	106.8
Inventories	179.4	172.8
Prepaid expenses and other current assets	9.8	6.4
Total current assets	325.7	301.4

Property, plant and equipment, net	21.0	16.5
Operating lease right-of-use assets	90.3	68.8
Deferred income taxes	9.9	10.3
Goodwill, intangibles and other assets	8.3	8.0
Total assets	$455.2	$405.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$96.9	$114.4
Accrued expenses and other current liabilities	43.2	50.5
Short term debt	0.6	4.5
Operating lease liabilities	12.4	10.5
Total current liabilities	153.1	$179.9

Operating lease liabilities	89.1	68.5
Other liabilities	2.6	3.0
Total liabilities	244.8	251.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none	0.0	0.0
Common stock, par value $0.01 per share, authorized 150 million shares; issued 39,064,239 and 39,011,096 shares; outstanding 37,960,605 and 37,854,409 shares	0.4	0.4
Additional paid-in capital	201.2	195.8
Treasury stock at cost —1,103,634 and 1,156,687 shares	(19.5)	(20.4)
Retained earnings (deficit)	25.9	(25.5)
Accumulated other comprehensive income	2.4	3.3
Total shareholders’ equity	210.4	153.6
Total liabilities and shareholders’ equity	$455.2	$405.0

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$1,166.1	1,063.1	$1,029.0
Cost of sales	744.9	688.8	672.1
Gross profit	421.2	374.3	356.9
Selling, distribution and administrative expenses	316.0	286.3	272.8
Operating income from continuing operations	105.2	88.0	84.1
Foreign currency exchange loss	0.3	0.3	0.0
Interest and other expense	1.1	0.1	0.1
Income from continuing operations before income taxes	103.8	87.6	84.0
Provision for income taxes	25.7	17.5	19.9
Net income from continuing operations	78.1	70.1	64.1
Income from discontinued operations, net of tax	0.7	33.2	1.3
Net income	$78.8	$103.3	$65.4

Net income per common share from continuing operations:
Basic	$2.05	$1.85	$1.69
Diluted	$2.04	$1.84	$1.68
Net income per common share from discontinued operations:
Basic	$0.02	$0.88	$0.03
Diluted	$0.02	$0.87	$0.03
Net income per common share:
Basic	$2.07	$2.73	$1.72
Diluted	$2.06	$2.71	$1.71

Weighted average common and common equivalent shares:
Basic	38.0	37.8	37.5
Diluted	38.1	38.0	37.7

Dividends declared	0.72	1.64	3.56

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	78.8	103.3	$65.4
Other comprehensive income (loss):
Foreign currency translation	(0.9)	(0.1)	0.4
Total comprehensive income	$77.9	$103.2	$65.8

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$78.1	$70.1	$64.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3.9	3.7	4.1
(Benefit) provision for deferred income taxes	0.0	(3.2)	(0.5)
Provision for credit losses	1.6	2.8	1.2
Compensation expense related to equity compensation plans	4.5	2.9	4.7
Gain on dispositions and abandonment	(0.1)	0.0	0.0

Changes in operating assets and liabilities:
Accounts receivable	(3.3)	(7.4)	(15.0)
Inventories	(7.0)	(40.5)	(19.7)
Prepaid expenses and other assets	(1.8)	0.4	(2.6)
Income taxes	(7.1)	3.9	3.1
Accounts payable	(17.0)	19.7	10.1
Accrued expenses, other current liabilities and other liabilities	(2.0)	(4.8)	17.8
Net cash provided by operating activities from continuing operations	49.8	47.6	67.3
Net cash provided by operating activities from discontinued operations	0.4	2.2	0.9
Net cash provided by operating activities	50.2	49.8	68.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7.4)	(3.4)	(2.7)
Proceeds from disposals of property, plant and equipment	0.3	0.0	0.0
Net cash used in investing activities from continuing operations	(7.1)	(3.4)	(2.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(27.6)	(62.5)	(134.3)
Borrowings under credit facility	119.0	45.2	0.0
Repayments under credit facility	(122.9)	(40.7)	0.0
Proceeds from issuance of common stock	0.8	4.9	3.3
Payment of payroll taxes on stock-based compensation through shares withheld	(0.4)	(3.0)	(1.4)
Proceeds from the issuance of common stock from employee stock purchase plans	1.4	1.1	0.8
Purchase of treasury shares	0.0	0.0	(7.2)
Net cash used in financing activities from continuing operations	(29.7)	(55.0)	(138.8)

EFFECTS OF EXCHANGE RATES ON CASH	(0.3)	0.0	0.1

NET INCREASE (DECREASE) IN CASH	13.1	(8.6)	(73.2)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	15.4	24.0	97.2

CASH AND CASH EQUIVALENTS – END OF YEAR	$28.5	$15.4	$24.0

Supplemental disclosures:

Interest paid	$1.2	$0.3	$0.2
Income taxes paid	$32.8	$27.0	$17.7
Supplemental disclosures of non-cash operating and investing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34.5	$2.6	$28.7

	December 31,
	2022	2021	2020
Supplemental disclosures:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$28.5	$15.4	$22.4
Restricted cash	0.0	0.0	1.6
Total cash, cash equivalents and restricted cash	$28.5	$15.4	$24.0

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2019	37,679	$0.4	$189.7	$(20.4)	$2.8	$3.0	$175.5
Stock-based compensation expense			4.7				4.7
Issuance of restricted stock	42		(0.7)	0.7			0.0
Stock withheld for employee taxes	(47)			(1.4)			(1.4)
Proceeds from issuance of common stock	221		(1.0)	4.3			3.3
Dividends					(134.7)		(134.7)
Purchase of treasury shares	(392)			(7.2)			(7.2)
Issuance of shares under employee stock purchase plan	49		0.8				0.8
Change in cumulative translation adjustment						0.4	0.4
Net income					65.4		65.4
Balances, December 31, 2020	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	106.8
Stock-based compensation expense			2.9				2.9
Issuance of restricted stock	78		(1.3)	1.3			0.0
Stock withheld for employee taxes	(77)			(3.0)			(3.0)
Proceeds from issuance of common stock	246		(0.4)	5.3			4.9
Dividends					(62.3)		(62.3)
Issuance of shares under employee stock purchase plan	55		1.1				1.1
Change in cumulative translation adjustment						(0.1)	(0.1)
Net income					103.3		103.3
Balances, December 31, 2021	37,854	$0.4	$195.8	$(20.4)	$(25.5)	$3.3	$153.6
Stock-based compensation expense			4.5				4.5
Issuance of restricted stock	32		(0.6)	0.6			0.0
Stock withheld for employee taxes	(12)			(0.4)			(0.4)
Proceeds from issuance of common stock	34		0.1	0.7			0.8
Dividends					(27.4)		(27.4)
Issuance of shares under employee stock purchase plan	53		1.4				1.4
Change in cumulative translation adjustment						(0.9)	(0.9)
Net income					78.8		78.8
Balances, December 31, 2022	37,961	$0.4	$201.2	$(19.5)	$25.9	$2.4	$210.4
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

The Company's discontinued operations include its former North American Technology Group business, which was sold in December 2015 and has been winding down its operations since then. The sale of this business met the “strategic shift with major impact” criteria as defined under Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, therefore, the results of the former North American Technology business are included in discontinued operations in the accompanying consolidated financial statements.

For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, net income from the discontinued North American Technology business totaled $0.7 million, $33.2 million and $1.3 million, respectively. In the fourth quarter of 2021, the Company recorded net income of approximately $22.7 million primarily related to the resolution of certain liabilities of its previously discontinued operations.

Related Party Transactions

During 2022, the Company incurred a de minimis amount of related party transactions other than those disclosed within the leases disclosure. During 2021, the Company recorded approximately $3.1 million in professional fee expense from a law firm which employs an immediate family member of one of the Company's Vice Chairmen. Amounts outstanding at December 31, 2021 were de minimis and were recorded in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

During 2020, the Company made inventory purchases of approximately $3.2 million from an entity owned by immediate family members of the Company's Executive Chairman. These transactions were carried out on an arm's length basis and with prior approval of the Company's Nominating and Corporate Governance Committee.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Global Industrial Company, and its wholly-owned subsidiaries (collectively, the “Company” or “Global Industrial”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The full year of 2022 and 2021 included 52 weeks, while 2020 included 53 weeks.

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

Restricted cash — At December 31, 2022 and December 31, 2021, the Company did not have restricted cash. At December 31, 2020, the Company had restricted cash collateralizing letters of credit outstanding of $1.6 million. Amounts included in restricted cash represent those required to be set aside by a contractual agreement with an insurer for the payment of workers' compensation claims.

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The Company estimates the net realizable value of its inventory by considering factors such as inventory levels, historical write-off information, market conditions, estimated direct selling costs and physical condition of the inventory as well as credits that we may obtain for returned merchandise.

Leases — The Company has operating and finance leases for office and warehouse facilities, headquarters and call centers and certain computer, communications equipment and machinery and equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company determines if an arrangement is an operating or finance lease at the inception of the lease. The Company has elected not to apply recognition requirements to leases with terms of one year or less. All other leases are recorded on the balance sheet, with Operating lease right-of-use assets representing the right to use the underlying asset for the lease term and Operating lease liabilities representing the obligation to make lease payments arising from the lease. The ROU assets and corresponding liabilities are recorded based upon the net present value of the lease payments, discounted using interest rates determined by utilizing such factors as the Company's current credit facility terms, length of the lease term, the Company's expected debt credit rating and comparable company term loan yields. Certain leases may include options to extend the lease, however, the Company is not including any impact of such options in the valuation of its ROU assets or liabilities as they are not probable of being extended. The Company's lease agreements do not contain residual value guarantees or restrictive covenants. The Company has sublease agreements for unused space, as well as, excess space in facilities we are currently occupying.

The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032.

Property, Plant and Equipment — Property, plant and equipment is stated at cost. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method over their estimated useful lives ranging from three years to fifteen years. Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases. During 2022, the Company disposed of property, plant and equipment of approximately $3.0 million and accumulated depreciation of approximately $2.9 million. During 2021, the Company disposed of property, plant and equipment of approximately $1.7 million and accumulated depreciation of $1.7 million.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of December 31, 2022 and 2021.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical return rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.2 million at December 31, 2022 and 2021, respectively, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Allowance for Credit Losses — The Company’s trade accounts receivable is one portfolio comprised of commercial businesses and public sector organizations operating in the U.S. and to a much lesser extent, Canada. The Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables, considering customer financial condition, historical loss experience with its customers, current market economic conditions and forecasts of future economic conditions when appropriate. When the Company becomes aware of a customer's inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected. For the balance of its trade receivables, the Company uses a loss rate method to estimate its credit loss reserve. Historical loss experience rates are calculated using receivable write offs over a trailing twelve-month period and comparing that to the average receivable balances over the same period. That rate is applied to the current accounts receivable portfolio, excluding accounts that have been specifically reserved. Any write offs incurred are recorded against the established reserves.

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

Net advertising expenses were $72.0 million, $65.3 million and $60.3 million during 2022, 2021 and 2020, respectively, and are included in the accompanying consolidated statements of operations.

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

Net Income Per Common Share — Net income per common share - basic is calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two-class method of computing earnings per share. The two-class method was used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Undistributed net income is allocated between common shares outstanding and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Undistributed net losses are not allocated to our participating securities as these participating securities do not have a contractual obligation to share in losses. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Employee Benefit Plans — The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $1.5 million in 2022 and $1.4 million in 2021 and 2020.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At December 31, 2022 and 2021, the carrying amounts of cash, accounts receivable, outstanding debt and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

The fair value of goodwill, non-amortizing intangibles and long-lived assets is measured in connection with the Company’s annual impairment testing as discussed above.

The weighted average interest rate on short-term borrowings was 4.4% in 2022, 4.3% in 2021 and 4.4% in 2020.

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

The Company purchases substantially all of its products and components directly from both large and small manufacturers as well as large wholesale distributors.  No supplier accounted for 10% or more of our product purchases in 2022, 2021 and 2020. Most private brand products are manufactured by third parties to our specifications.

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

There were no accounting pronouncements issued in the year or with future effective dates that are either applicable nor are expected to have a material impact on the Company's Consolidated Financial Statements.

3.CREDIT LOSSES

The following is a rollforward of the allowances for credit losses related to the Company's receivables for the year ended December 31, 2022 and 2021 (in millions):

	December 31,
	2022	2021
Balance at beginning of period	$2.5	$1.7
Current period provision	1.6	2.8
Write-offs - trade accounts receivable	(1.8)	(2.0)
Balance at end of period	$2.3	$2.5

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

The Company's operating lease costs, included in continuing operations, was $15.4 million, $13.9 million and $13.1 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

Information relating to operating leases for continuing and discontinued operations as of December 31, 2022 and, 2021:

	Year Ended December 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating leases	8.2 years	8.1 years

Weighted Average Discount Rate
Operating leases	5.4%	5.2%

ROU assets obtained in exchange for operating lease obligations	$34.5	$2.6

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2023	$17.7
2024	16.7
2025	15.7
2026	13.9
2027	11.7
Thereafter	52.5
Total lease payments	128.2
Less: interest	(26.7)
Total present value of lease liabilities	$101.5

The Company currently leases its headquarters office facility from an entity owned by the Company’s principal shareholders. Total rent expense recorded to related parties was $1.0 million in 2022, 2021 and 2020.

During 2022, the Company entered into sublease agreements for certain unused and occupied facilities, related to continuing operations, which expire at various dates through 2027. The Company also has sublease agreements for certain unused facilities related to discontinued operations which expires in February 2023 and a sublease for excess space, related to continuing operations, which expires in August 2023. Total sublease income of $2.7 million, $1.3 million and $1.7 million was recorded for the years ended December 31, 2022, 2021 and 2020, respectively. Future rent streams related to sublease agreements consists of $2.5 million to be collected in less than one year, $5.1 million to be collected between one and three years and $0.8 million to be collected between three and five years.

5.REVENUE

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the year ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Net sales:
United States	1,094.3	$993.9	$968.1
Canada	71.8	69.2	60.9
Consolidated	$1,166.1	$1,063.1	$1,029.0

6.    GOODWILL, INTANGIBLES AND OTHER ASSETS

The following table provides information related to the carrying value of goodwill, intangibles (indefinite lived and definite lived) and other assets (in millions):

	December 31,
	2022	2021
Goodwill	$5.5	$5.5
Intangibles	1.1	1.3
Other assets	1.7	1.2
Balances, December 31	$8.3	$8.0

Indefinite-lived intangible assets:

The following table provides information related to the carrying value of indefinite lived intangibles as of December 31, 2022 and 2021, respectively (in millions):

	December 31,
	2022	2021
Balance, December 31	$0.7	$0.7

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets as of December 31, 2022 (in millions):

	December 31, 2022
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$1.6	$0.4	2.1
Domain name	5 yrs	3.4	3.4	0.0	0.0
Total		$5.4	$5.0	$0.4	2.1

The following table summarizes information related to definite-lived intangible assets as of December 31, 2021 (in millions):

	December 31, 2021
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	5-10 yrs	$2.0	$1.4	$0.6	3.1
Domain name	5 yrs	3.4	3.4	0.0	0.0
Total		$5.4	$4.8	$0.6	3.1

The aggregate amortization expense for these intangibles was approximately $0.2 million in 2022. The estimated amortization for future years ending December 31 is as follows (in millions):

2023	$0.2
2024	0.2
Total	$0.4

7.    DISCONTINUED OPERATIONS

The Company's discontinued operations include the former North American Technology Group which was sold in December 2015 and has been winding down operations since then (see Note 1).

For the year ended December 31, 2022, the Company's discontinued operations recorded net income of approximately $0.7 million primarily related to the classification of restitution receipts of approximately $0.7 million to discontinued operations, offset by related professional fees of approximately $0.4 million and resolution of certain liabilities of these discontinued operations of approximately $0.5 million and recorded approximately $0.2 million for the provision for income taxes.

For the year ended December 31, 2021, the Company recorded net income in its discontinued operations of approximately $33.2 million primarily related to the dissolution of certain entities of these previously discontinued operations of $31.7 million, pre-tax, and the classification of approximately $15.0 million in restitution receipts to discontinued operations, offset by $3.0 million of related professional fees and approximately $10.7 million for the provision for income taxes.

For the year ended December 31, 2020, the Company's discontinued operations recorded approximately $1.9 million in restitution receipts classified to discontinued operations, offset by approximately $0.5 million of professional fees and $0.5 million for the provision for income taxes.

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
The following table details liabilities related to the exit costs of the sold businesses that remain for 2022 (in millions):

Accrued exit costs
Balance January 1, 2022	$2.7
Charged to expense	0.1
Paid or otherwise settled	(0.4)
Balance December 31, 2022	$2.4

The following table details liabilities related to the exit costs of the sold businesses for 2021 (in millions):

Accrued exit costs
Balance, January 1, 2021	$2.8
Charged to expense	0.4
Paid or otherwise settled	(0.5)
Balance, December 31, 2021	$2.7

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2022	2021
Land improvements	$0.8	$0.8
Furniture and fixtures, office, computer and other equipment and software	42.4	37.8
Leasehold improvements	14.2	13.5
	57.4	52.1
Less accumulated depreciation and amortization	36.4	35.6
Property, plant and equipment, net	$21.0	$16.5

Depreciation charged to continuing operations for property, plant and equipment including capital leases in 2022, 2021, and 2020 was $3.7 million, $3.5 million and $3.9 million, respectively, and is reported within selling, distribution and administrative expenses. During 2022, the Company disposed of property, plant and equipment of approximately $3.0 million and accumulated depreciation of $2.9 million and during 2021, the Company disposed of property, plant and equipment of approximately $1.7 million and accumulated depreciation of $1.7 million.

9.    CREDIT FACILITIES AND SHORT-TERM DEBT

In November 2022, the Company amended its credit agreement to increase its existing $75 million secured revolving credit facility to $125 million. This credit facility is with one financial institution, which provides for borrowings in the United States and has a five-year term, maturing on October 19, 2026. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% (previously 60%) or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate ("SOFR"), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2022, eligible collateral under the credit agreement was $116.4 million, total availability was $113.7 million, total outstanding letters of credit was $1.4 million, total outstanding borrowings was $0.6 million and total excess availability was $111.7 million. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2022.

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2022	2021
Payroll and employee benefits	$22.5	$22.3
Sales and VAT tax payable	2.9	2.8
Freight	7.7	11.4
Income taxes payable	0.0	4.9
Product returns liability	2.2	2.2
Other	7.9	6.9
	$43.2	$50.5

11. NET INCOME PER COMMON SHARE

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the year ended December 31, 2022, 2021 ad 2020 (in millions, except for per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income from continuing operations	$78.1	$70.1	$64.1
Less: Distributed net income available to participating securities	(0.1)	(0.3)	(0.8)
Less: Undistributed net income available to participating securities	(0.2)	0.0	0.0
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$77.8	$69.8	$63.3
Add: Undistributed net income allocated to participating securities	0.2	0.0	0.0
Less: Undistributed net income reallocated to participating securities	(0.2)	0.0	0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$77.8	$69.8	$63.3
Denominator:
Weighted average shares outstanding for basic net income per share	38.0	37.8	37.5
Effect of dilutive securities	0.1	0.2	0.2
Weighted average shares outstanding for diluted net income per share	38.1	38.0	37.7

Net income per share from continuing operations:
Basic	$2.05	$1.85	$1.69
Diluted	$2.04	$1.84	$1.68

Net income from discontinued operations	$0.7	$33.2	$1.3
Less: Distributed net income available to participating securities	$0.0	$0.0	$0.0
Less: Undistributed net income available to participating securities	$0.0	$(0.2)	$0.0
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$0.7	$33.0	$1.3
Add: Undistributed net income allocated to participating securities	$0.0	$0.2	$0.0
Less: Undistributed net income reallocated to participating securities	$0.0	$(0.2)	$0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$0.7	$33.0	$1.3

Net income per share from discontinued operations:
Basic	$0.02	$0.88	$0.03
Diluted	$0.02	$0.87	$0.03

Net income per share:
Basic	$2.07	$2.73	$1.72
Diluted	$2.06	$2.71	$1.71

Potentially dilutive securities	0.1	0.1	0.5

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Global Industrial Company's common stock, and their inclusion would be anti-dilutive.

12.    STOCK REPURCHASES

In 2018, the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. During 2022 and 2021, no shares were repurchased. In 2020, the Company repurchased 392,337 common shares for approximately $7.2 million. The maximum number of shares that may yet be purchased under the Plan was approximately 1,375,000 at December 31, 2022.

13.    SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has two equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April 2010 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. The Company is no longer granting options or awards under this plan. A total of 339,856 options and 30,323 restricted stock units were outstanding under this plan as of December 31, 2022.

The 2020 Omnibus Stock Incentive Plan (“2020 Omnibus Plan”) - This plan was adopted in June 2020 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year (or $10.0 million in the case of cash performance awards). Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 169,356 options and 118,902 restricted stock units were outstanding under this plan as of December 31, 2022.

The fair value of employee share options is recognized in expense over the vesting period of the options, using the graded attribution method. The fair value of employee share options is determined on the date of grant using the Black-Scholes option pricing model. The Company has calculated its dividend yield by dividing the annualized regular quarterly dividend
54

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

The fair value of the restricted stock ("RSU") and performance restricted stock ("PRSU") is the closing stock price on the NYSE of the Company's common stock on the date of grant or the closing stock price of the Company's common stock on the last business day prior to the grant date. Upon delivery, a portion of the RSU or PRSU award may be withheld to satisfy the statutory withholding taxes. The remaining RSU's or PRSU's will be settled in shares of the Company's common stock after the vesting period and on the prescribed delivery date. These RSUs and PRSU's have none of the rights of outstanding shares of common stock, other than rights to cash dividends, until common stock is distributed.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in continuing operations (selling, distribution and administrative expenses) for 2022, 2021 and 2020 was $1.3 million, $1.1 million, and $1.8 million respectively. The related future income tax benefits recognized for 2022, 2021 and 2020 were $0.2 million, $0.3 million and $0.4 million, respectively.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2022, 2021 and 2020:

	2022	2021	2020
Expected annual dividend yield	2.0%	1.4%	2.0%
Risk-free interest rate	1.85%	0.75%	1.38%
Expected volatility	52.8%	51.9%	51.1%
Expected life in years	5.0	5.0	5.2

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2022		2021		2020
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	463,304	$24.28	661,024	$19.78	764,784	$17.31
Granted	79,025	$32.65	110,112	$38.02	111,872	$23.60
Exercised	(29,917)	$22.87	(196,639)	$15.37	(191,780)	$11.68
Canceled or expired	(3,200)	$26.61	(111,193)	$26.87	(23,852)	$23.71
Outstanding at end of year	509,212	$25.65	463,304	$24.28	661,024	$19.78

Options exercisable at year end	297,889		223,158		302,283
Weighted average fair value per option granted during the year	$13.07		$18.50		$9.12

The total intrinsic value of options exercised was $0.3 million in 2022, $4.5 million in 2021 and $3.9 million in 2020.

The following table summarizes information about options vested and exercisable or non-vested that are expected to vest (non-vested outstanding less expected forfeitures) at December 31, 2022:

Range of Exercise Prices			Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$15.00	47,500	$5.92	3.65	$0.8
$15.01	to	$25.00	319,572	$23.55	6.19	0.1
$25.01	to	$35.00	87,439	$32.75	9.05	0.0
$35.01	to	$45.00	54,701	$43.68	8.23	0.0
$5.00	to	$45.00	509,212	$25.65	6.67	$0.9

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2022 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2022. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2022:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2022	240,146	$12.80
Granted	79,025	$13.07
Vested	(104,711)	$11.26
Forfeited	(3,137)	$26.26
Unvested at December 31, 2022	211,323	$12.84

At December 31, 2022, there was approximately $1.1 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 2.88 years. The total fair value of stock options vested during 2022, 2021 and 2020 was $1.3 million, $1.2 million and $2.5 million, respectively.

Restricted Stock and Restricted Stock Units

The following table reflects the activity for restricted stock awards, excluding the restricted stock issued to Directors (in millions, except shares data):

Year Granted	Shares Granted	Outstanding at December 31, 2022	Rights to Cash Dividend	Other Participation Rights	Performance Award	Compensation Expense
						Year Ended December 31,
						2022	2021	2020
2019	30,251	12,100	Yes	None	No	0.1	0.1	0.2
2019	149,412	0	Yes	None	Yes	0.3	0.1	1.2
2020	28,272	14,136	Yes	None	No	0.1	0.2	0.4
2020	43,330	4,087	Yes	None	Yes	0.1	0.1	0.6
2021	25,371	19,028	Yes	None	No	0.3	0.4	0.0
2021	32,874	9,795	Yes	None	Yes	0.2	0.3	0.0
2022	60,808	54,807	Yes	None	No	0.8	0.0	0.0
2022	32,875	23,360	Yes	None	Yes	0.6	0.0	0.0
					Total	$2.5	$1.2	$2.4

Share-based compensation expense reported within continuing operations for restricted stock issued to Directors was $0.2 million in 2022, 2021 and 2020, respectively, and is recorded within selling, distribution and administrative expenses. A total of 5,996 shares were granted to Directors during 2022 and a total of 11,912 restricted stock units from the 2020 Omnibus Plan are outstanding to the Directors as of December 31, 2022.

At December 31, 2022, there was approximately $2.5 million of unrecognized compensation cost related to the unvested RSU's, which is expected to be recognized over a weighted average period of 2.88 years.

Total compensation expense related to RSU and performance RSU's reported within continuing operations was approximately $2.7 million, $1.4 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is recorded within selling, distribution and administrative expenses.

The following table reflects the activity for all unvested restricted stock during 2022:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2022	135,446	$28.48
Granted	99,679	$34.14
Vested	(84,483)	$26.79
Forfeited	(1,417)	$26.10
Unvested at December 31, 2022	149,225	$33.24

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan - This plan was approved by the Company's stockholders in December 2018 and a reserve of 500,000 shares of common stock has been established under this plan. The Company adopted this plan, the terms of which allow for eligible employees (as defined in the 2018 Employee Stock Purchase Plan) to participate in the purchase, during each six month purchase period, up to a maximum of 10,000 shares of the Company's common stock at a purchase price equal to 85% of the closing price at either the start date or the end date of the stock purchase period, whichever is lower. Compensation expense recognized in selling, distribution and administrative expenses related to this plan totaled $0.5 million, $0.4 million and $0.3 million for the year ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, 297,753 shares remain reserved for issuance under this plan. Employees purchased 53,143 shares of common stock during fiscal year 2022 at an average price per share of $26.16. During fiscal year 2021, employees purchased 55,248 shares of common stock at an average per share price of $20.09 and during fiscal year 2020, employees purchased 49,627 shares of common stock at an average per share price of $16.85.

14.    INCOME TAX

    The following table summarizes our U.S. and foreign components of income from continuing operations before income taxes (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$104.0	$84.5	$80.5
Foreign	(0.2)	3.1	3.5
Total	$103.8	$87.6	$84.0

The following table summarizes the (benefit) provision for income taxes from continuing operations (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$21.2	$16.8	$17.0
State	4.3	3.8	3.3
Foreign	0.2	0.1	0.1
Total current	$25.7	$20.7	$20.4

Deferred:
Federal	$0.0	$(0.6)	$(0.8)
State	0.1	(0.2)	0.3
Foreign	(0.1)	(2.4)	0.0
Total deferred	$0.0	$(3.2)	$(0.5)
Total tax provision	$25.7	$17.5	$19.9

Tax expense from discontinued operations was $0.2 million, $10.7 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense from continuing operations based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2022		2021		2020
Income tax at Federal statutory rate	$21.8	21.0%	$18.4	21.0%	$17.6	21.0%
State and local income taxes, net of federal tax benefit	3.7	3.7%	2.9	3.3%	3.0	3.5%
Reversal of valuation allowances	0.0	0.0%	(3.4)	(3.8)%	(0.9)	(1.0)%
2017 TCJA, net deferred tax remeasurement and repatriation tax impacts	(0.2)	(0.1)%	0.0	0.0%	0.0	0.0%
Stock based compensation	0.0	0.0%	(0.8)	(0.9)%	(0.5)	(0.6)%
Non-deductible items	0.7	0.6%	0.5	0.5%	0.8	0.9%
Other items, net	(0.3)	(0.4)%	(0.1)	(0.1)%	(0.1)	(0.1)%
Income tax	$25.7	24.8%	$17.5	20.0%	$19.9	23.7%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2022	2021
Assets:
Accrued expenses and other liabilities	$1.6	$2.4
Inventory	2.9	2.8
Operating lease obligations	25.3	18.8
Intangible & other	0.4	0.0
Net operating loss and credit carryforwards	8.1	8.8
Valuation allowances	(5.8)	(6.1)
Total deferred tax assets	$32.5	$26.7
Liabilities:
Operating lease right-of-use assets	$22.6	$16.4
Other	0.1	0.2
Total deferred tax liabilities	$22.7	$16.6

The following table summarizes the changes in valuation allowance (in millions):

	Balance at Beginning of Period	Benefit Recognized in Expense	Write-offs	Other	Balance at End of Period
2022	$(6.1)	$0.0	$0.3	$0.0	$(5.8)
2021	$(15.2)	$3.0	$7.0	$(0.9)	$(6.1)

During 2022 the Company utilized approximately $0.4 million in state NOL carryforwards to reduce the current year tax expense. As of December 31, 2022, the Company has foreign tax credits and NOLs of $6.9 million which expire through 2034 and foreign tax credit carryforwards of $0.6 million expiring in years through 2029. The Company has recorded valuation allowances of approximately $5.8 million, including valuations against foreign NOLs of $5.2 million and $0.6 million against foreign tax carryforwards. Valuation allowances have been recorded against these assets as the Company believes it is more likely than not that these NOLs, temporary differences and foreign tax credits will not be utilized in the near future.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries, primarily in India and Canada, of approximately $0.4 million as of December 31, 2022, since these earnings are considered permanently reinvested in the subsidiaries. The Company's permanent reinvestment assertion has not changed following the enactment of the TCJA. If the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Under the TCJA each U.S. shareholder of a controlled foreign corporation ("CFC") must include in its gross taxable income in any tax year the aggregate net GILTI, or net income, of its CFCs. In 2022 the Company has included in taxable income the net income of its subsidiaries in the Netherlands, India, and Canada. The Company has elected to treat GILTI expense as a period cost when incurred.

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

As of December 31, 2022, the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2022, 2021 or 2020.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2022 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2022 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.