Form 10-Q
period 2023-03-31
GLOBAL INDUSTRIAL Co
filed 2023-05-02
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares outstanding of the registrant’s common stock as of April 27, 2023 was 38,017,076.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$48.2	$28.5
Accounts receivable, net	113.7	108.0
Inventories	166.1	179.4
Prepaid expenses and other current assets	7.4	9.8
Total current assets	335.4	325.7

Property, plant and equipment, net	20.8	21.0
Operating lease right-of-use assets	87.3	90.3
Deferred income taxes	9.8	9.9
Goodwill, intangibles and other assets	8.3	8.3
Total assets	$461.6	$455.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$103.6	$96.9
Accrued expenses and other current liabilities	40.0	43.2
Short-term debt	0.0	0.6
Operating lease liabilities	12.2	12.4
Total current liabilities	155.8	153.1
Operating lease liabilities	86.2	89.1
Other liabilities	2.6	2.6
Total liabilities	244.6	244.8

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	201.8	201.2
Treasury stock	(19.1)	(19.5)
Retained earnings	31.4	25.9
Accumulated other comprehensive income	2.5	2.4
Total shareholders’ equity	217.0	210.4
Total liabilities and shareholders’ equity	$461.6	$455.2

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$273.8	$288.6
Cost of sales	175.4	180.8
Gross profit	98.4	107.8
Selling, distribution & administrative expenses	80.6	78.3
Operating income from continuing operations	17.8	29.5
Interest and other expense, net	0.2	0.4
Income from continuing operations before income taxes	17.6	29.1
Provision for income taxes	4.3	7.3
Net income from continuing operations	13.3	21.8
Net (loss) income from discontinued operations, net of tax	(0.1)	0.2
Net income	$13.2	$22.0

Net income per common share from continuing operations:
Basic	$0.35	$0.57
Diluted	$0.35	$0.57
Net (loss) income per common share from discontinued operations:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Net income per common share:
Basic	$0.35	$0.58
Diluted	$0.35	$0.58

Weighted average common and common equivalent shares:
Basic	38.1	37.9
Diluted	38.2	38.1

Dividends declared	$0.20	$0.18

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$13.2	$22.0
Other comprehensive income:
Foreign currency translation	0.1	0.1
Total comprehensive income	$13.3	$22.1

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income from continuing operations	$13.3	$21.8
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.1	0.9
Provision for credit losses	0.5	0.5
Stock-based compensation	0.6	1.0
Provision for deferred taxes	0.1	0.0
Changes in operating assets and liabilities:
Accounts receivable	(6.2)	(12.6)
Inventories	13.3	(31.4)
Prepaid expenses and other assets	0.3	(0.9)
Income taxes payable	4.0	1.1
Accounts payable	6.7	8.6
Accrued expenses, other current liabilities and other liabilities	(5.2)	(3.0)
Net cash provided by (used in) operating activities from continuing operations	28.5	(14.0)
Net cash used in operating activities from discontinued operations	(0.2)	(0.1)
Net cash provided by (used in) operating activities	28.3	(14.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.7)	(1.1)
Net cash used in investing activities	(0.7)	(1.1)

Cash flows from financing activities:
Proceeds from short-term borrowings	0.0	57.1
Repayment of short-term borrowings	(0.6)	(36.6)
Dividends paid	(7.7)	(7.0)
Proceeds from issuance of common stock	0.1	0.7
Payment of payroll taxes on stock-based compensation through shares withheld	(0.4)	(0.4)
Proceeds from the issuance of common stock from employee stock purchase plan	0.7	0.6
Net cash (used in) provided by financing activities	(7.9)	14.4

Effects of exchange rates on cash	0.0	0.0

Net increase (decrease) in cash	19.7	(0.8)
Cash and cash equivalents – beginning of period	28.5	15.4
Cash and cash equivalents – end of period	$48.2	$14.6

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2023	37,961	$0.4	$201.2	$(19.5)	$25.9	$2.4	$210.4
Stock-based compensation expense			0.6				0.6
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(14)		(0.1)	(0.3)			(0.4)
Proceeds from issuance of common stock	3		0.0	0.1			0.1
Issuance of shares under employee stock purchase plan	31		0.7				0.7
Dividends					(7.7)		(7.7)
Change in cumulative translation adjustment						0.1	0.1
Net income					13.2		13.2
Balances, March 31, 2023	38,017	$0.4	$201.8	$(19.1)	$31.4	$2.5	$217.0

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2022	37,854	$0.4	$195.8	$(20.4)	$(25.5)	$3.3	$153.6
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	22		(0.4)	0.4			0.0
Stock withheld for employee taxes	(11)			(0.4)			(0.4)
Proceeds from issuance of common stock	29		0.1	0.6			0.7
Issuance of shares under employee stock purchase plan	23		0.6				0.6
Dividends					(6.8)		(6.8)
Change in cumulative translation adjustment						0.1	0.1
Net income					22.0		22.0
Balances, March 31, 2022	37,917	$0.4	$197.1	$(19.8)	$(10.3)	$3.4	$170.8

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2023 and the results of operations for the three month periods ended March 31, 2023 and 2022, statements of comprehensive income for the three month periods ended March 31, 2023 and 2022, cash flows for the three month periods ended March 31, 2023 and 2022 and changes in shareholders’ equity for the three month periods ended March 31, 2023 and 2022.  The December 31, 2022 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2022 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  The results for the three month period ended March 31, 2023 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarters ended on April 1, 2023 and April 2, 2022, respectively.  The first quarters of both 2023 and 2022 included 13 weeks.

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

2.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three months ended March 31, 2023 and 2022, respectively (in millions):

	Three Months Ended March 31,
	2023	2022
Net sales:
United States	$257.2	$267.2
Canada	16.6	21.4
Consolidated	$273.8	$288.6

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of March 31, 2023 and December 31, 2022.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for March 31, 2023 (in millions):

March 31, 2023
Balance at beginning of period	$2.3
Current period provision	0.5
Write-offs - trade accounts receivable	(0.5)
Balance at end of period	$2.3

The following is a rollforward of the allowances for credit losses related to trade receivables for the year ended December 31, 2022 (in millions):

December 31, 2022
Balance at beginning of period	$2.5
Current period provision	1.6
Write-offs - trade accounts receivable	(1.8)
Balance at end of period	$2.3

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three months ended March 31, 2023 and 2022 (in millions, except for per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income from continuing operations	13.3	21.8
Less: Distributed net income available to participating securities	(0.1)	0.0
Less: Undistributed net income available to participating securities	0.0	(0.1)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$13.2	$21.7
Add: Undistributed net income allocated to participating securities	0.0	0.1
Less: Undistributed net income reallocated to participating securities	0.0	(0.1)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	13.2	21.7
Denominator:
Weighted average shares outstanding for basic net income per share	38.1	37.9
Effect of dilutive securities	0.1	0.2
Weighted average shares outstanding for diluted net income per share	38.2	38.1
Net income per share from continuing operations:
Basic	$0.35	$0.57
Diluted	$0.35	$0.57

Net (loss) income from discontinued operations	$(0.1)	$0.2

Net (loss) income per share from discontinued operations:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Net income per share:
Basic	$0.35	$0.58
Diluted	$0.35	$0.58

Potentially dilutive securities	0.2	0.1

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

5.Credit Facilities and Short-term Debt

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2023, eligible collateral under the credit agreement was $120.6 million, total availability was $118.0 million, total outstanding letters of credit was $1.4 million, total excess availability was $116.6 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2023.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At March 31, 2023 and December 31, 2022, the carrying amounts of cash, accounts receivable, outstanding debt and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

7.Legal Proceedings

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its material litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2023 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2023 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2022, describe certain factors, among others, that could contribute to or cause such differences.

Overview

Global Industrial Company, through its subsidiaries, is a value-added industrial distributor of more than a million industrial and MRO products in North America going to market through a system of branded e-commerce websites and relationship marketers.

Continuing Operations

The Company sells a wide array of industrial and MRO products, including its own Global Industrial Exclusive BrandsTM, which are marketed in North America.  These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: GlobalTM, GlobalIndustrial.comTM, NexelTM, ParamountTM and InterionTM..

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting policies and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2022 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Business Outlook

The Company's net sales declined in the first quarter by 5.1% to $273.8 million. First quarter performance reflects a continuation of the recent soft demand environment, with average daily sales declining 3.7%. Price was neutral in the period and volume remained muted, reflecting cautionary purchase behavior, specifically within our core small and medium business customer base. These trends have continued into the second quarter. We recorded strong growth from our largest accounts in the quarter and customer retention remained healthy overall, which we believe reflects the value of our one-to-one managed sales organization. Sales in the United States were down 3.7% and sales in Canada, in local currency, were off by 17.3%. Excluding the benefit of a large one time deal last year, Canada sales declined 6.4% in local currency. Gross margin in the first quarter of 2023 was 35.9%, a slight decline from sequential quarter results, but as expected, off from record results in the first quarter of 2022. Product margin was solid and expanded each month as we moved through the quarter, reflecting a continuation of the benefit we are receiving from lower cost inventory flowing into our cost of sales. The Company expects to see continued margin variability due to the current economic environment, inflationary pressures and historical seasonality. Selling, distribution and administrative ("SD&A") primarily reflects the fixed cost nature of the business, including compensation expense which included the impact of our previously announced reduction in force, planned marketing investment and the expansion of our distribution network. We continue to maintain strong cost controls, and will evaluate additional steps to optimize our structure.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 15 of the Company’s 2022 Annual Report on Form 10-K. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ materially from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers, forecasts of future economic conditions and information available from other outside sources, as appropriate. Management has identified revenue recognition and inventory valuation as policies that entail significant judgments or estimates. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented.

There were no material changes in the Company’s significant accounting policies during the first quarter ended March 31, 2023.

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

Highlights from Q1 2023 compared to Q1 2022

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

First Quarter 2023 Summary:

•Consolidated sales decreased 5.1% to $273.8 million compared to $288.6 million last year. Sales decreased 3.7% on an average daily sales basis. Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to U.S. dollars using the current year's average exchange rate. There were 64 selling days in the U.S. and 63 selling days in Canada compared to 65 selling days in the U.S. and 64 selling days in Canada in the first quarter of 2022.
•Consolidated gross margin declined to 35.9% for the first quarter of 2023 compared to 37.4% last year.
•Consolidated operating income from continuing operations decreased 39.7% to $17.8 million compared to $29.5 million last year.
•Net income per diluted share from continuing operations decreased 38.6% to $0.35 compared to $0.57 last year.

Results of Operations

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended March 31,
	2023	2022	% Change
Net sales of continuing operations:
Consolidated net sales	$273.8	$288.6	(5.1)%
Consolidated gross profit	$98.4	$107.8	(8.7)%
Consolidated gross margin	35.9%	37.4%	(1.5)%
Consolidated SD&A costs	$80.6	$78.3	2.9%
Consolidated SD&A costs as a % of net sales	29.4%	27.1%	2.3%
Operating income from continuing operations:
Consolidated operating income	$17.8	$29.5	(39.7)%
Consolidated operating margin from continuing operations	6.5%	10.2%	(3.7)%
Effective income tax rate	24.4%	25.1%	(0.7)%
Net income from continuing operations	$13.3	$21.8	(39.0)%
Net income margin from continuing operations	4.9%	7.6%	(2.7)%
Net income per diluted share from continuing operations	$0.35	$0.57	(38.6)%

*excludes discontinued operations

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarters ended April 1, 2023 and April 2, 2022, respectively, and the first quarters of both 2023 and 2022 each included 13 weeks.

Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate. In the first quarter of 2023, there were 64 selling days in the U.S. and 63 selling days in Canada compared to 65 selling days in the U.S. and 64 selling days in Canada in the first quarter of 2022.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales decreased 5.1% during the quarter ended March 31, 2023 as compared to the same period in 2022. The Company's sales reflect a continuation of a soft demand environment experienced in the second half of 2022. Price was neutral in the period and volume remained muted, reflecting cautionary purchasing behavior, specifically within our core small and medium business customer base. Demand softened as we moved through the quarter and we have seen a continuation of this trend into the second quarter of 2023. U.S. sales decreased 3.7% for the quarter compared to the same periods in 2022. Canada sales, in local currency, were down 17.3%. Excluding the benefit of a large one time deal in 2022, Canada sales were down 6.4%, in local currency, compared to the first quarter of 2022. Consolidated average daily sales decreased 3.7% during the quarter.

There were 64 selling days in the U.S. and 63 selling days in Canada in the first quarter of 2023 compared to 65 selling days in the U.S. and 64 selling days in Canada in the first quarter of 2022.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, freight pricing decisions including the use of free or other promotional freight plans, freight cost inflation including both domestic outbound freight as well as international inbound ocean freight, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, inflationary pressures and historical seasonality.

Gross margin declined by 150 basis points in the first quarter of 2023 compared to the first quarter of 2022. The first quarter of 2022 benefited from strong price realization and lower inventory cost flow through, both of which have now waned. Product margin trends improved as we moved through the quarter, as we benefited from lower total landing cost of imported inventory products, primarily the result of lower ocean freight costs.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

For the three month period ended March 31, 2023, SD&A costs as a percentage of sales increased 230 basis points compared to the same period in 2022. This increase reflects the impact of the previously announced reduction in force of approximately $1.1 million, e-commerce and other technological enhancements and increased marketing efforts. In the first quarter of 2023, the cost increases include increased salary and related costs of approximately $0.7 million, including the previously announced reduction in force, offset by savings in temporary help spend of approximately $0.7 million. Other cost increases include approximately $1.2 million related to our increased marketing efforts and approximately $1.1 million of increased costs related to our Canadian distribution center offset by cost savings in contract services, consulting, professional fees of approximately $0.5 million.

OPERATING MARGIN

Operating margin for the three month periods ended March 31, 2023 declined 370 basis points compared to the same period in 2022. As discussed above, the decline was driven by the sales decrease in the quarter, lower gross margin as compared to the record gross margin in the first quarter of 2022, the fixed cost nature of our SD&A and approximately $1.1 million in costs related to our previously announced reduction in force.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.2 million in the first quarter of 2023 compared to $0.4 million in the first quarter of 2022 primarily related to higher borrowings in the first quarter of 2022.

INCOME TAXES

For the three month periods ended March 31, 2023, the Company reported income taxes in continuing operations of approximately $4.3 million related to its U.S., Canada and India operations including tax expense for certain U.S. states.

In the three month period ended March 31, 2022, the Company reported income taxes in continuing operations of approximately $7.3 million.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	March 31, 2023	December 31, 2022	$ Change
Cash and cash equivalents	$48.2	$28.5	$19.7
Accounts receivable, net	$113.7	$108.0	$5.7
Inventories	$166.1	$179.4	$(13.3)
Prepaid expenses and other current assets	$7.4	$9.8	$(2.4)
Accounts payable	$103.6	$96.9	$6.7
Accrued expenses and other current liabilities	$40.0	$43.2	$(3.2)
Short-term debt	$0.0	$0.6	$(0.6)
Operating lease liabilities	$12.2	$12.4	$(0.2)
Working capital	$179.6	$172.6	$7.0

Historical Cash Flows

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities from continuing operations	$28.5	$(14.0)
Net cash used in operating activities from discontinued operations	$(0.2)	$(0.1)
Net cash used in investing activities from continuing operations	$(0.7)	$(1.1)
Net cash (used in) provided by financing activities from continuing operations	$(7.9)	$14.4
Effects of exchange rates on cash	$0.0	$0.0
Net increase (decrease) in cash and cash equivalents	$19.7	$(0.8)

Our primary liquidity needs are to support working capital requirements in our business, including inflationary cost pressure within inventory, funding recently declared and any future dividends, funding capital expenditures and inventory purchases related to our new distribution center in Canada, continuing investment in upgrading and expanding our technological capabilities specifically related to additional functionality and enhanced navigation of our new web platform, continuing investment in upgrading our distribution facilities and funding acquisitions.  We rely principally upon operating cash flow to meet these needs. We currently believe that current cash on hand, cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $7.0 million primarily related to increased cash and cash equivalent and accounts receivable balances, decreased accrued expenses and other current liabilities balances offset by decreased inventory, prepaid expenses and other current asset balances and increased accounts payable balances. Accounts receivable days outstanding were 38.3 in 2023 compared to 37.8 in 2022, inventory turns were 4.0 in 2023 compared to 4.3 in 2022 and accounts payable days outstanding were 54.6 in 2023 compared to 65.9 in 2022.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $28.5 million compared to $14.0 million used in 2022, attributable to changes in our working capital accounts which provided $12.9 million in cash compared to $38.2 million used in 2022, primarily the result of the changes in inventory, accounts payable, accrued expenses, other current liabilities and other liabilities and accounts receivable. Cash generated from net income adjusted by other non-cash items, provided $15.6 million in 2023 compared to $24.2 million provided by these items in 2022 primarily due to higher net income generated in the first three months ended March 31, 2022 compared to 2023. Net cash used in operating activities from discontinued operations was $0.2 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Investing Activities

Net cash used in investing activities totaled $0.7 million and was used for warehouse machinery and equipment, primarily related to our new Canadian distribution center, leasehold improvements, computer equipment and molds. Net cash used in investing activities in 2022 totaled $1.1 million primarily for warehouse machinery and equipment, leasehold improvements, computer equipment and software.

Financing Activities

Net cash used in financing activities totaled $7.9 million in 2023 primarily related to the regular quarterly dividend of $0.20 per common share which totaled approximately $7.7 million and repayments of short-term debt of approximately $0.6 million. Proceeds from the issuance of common stock from the employee stock purchase plan totaled $0.7 million and proceeds from stock option exercises totaled $0.1 million, offset by payments for payroll taxes through shares withheld, which totaled $0.4 million. Net cash provided by financing activities in 2022 totaled $14.4 million primarily related to the net proceeds from short-term borrowings of $20.5 million. Proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.6 million and proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld totaled $0.3 million. Dividends paid primarily related to the regular quarterly dividend of $0.18 per common share declared in February 2022 which totaled approximately $7.0 million.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2023, eligible collateral under the credit agreement was $120.6 million, total availability was $118.0 million, total outstanding letters of credit was $1.4 million, total excess availability was $116.6 million and no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2023.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility.  In 2023 we anticipate capital expenditures in the range of $6.0 to $8.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of March 31, 2023, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk.  At March 31, 2023 cash balances held in foreign subsidiaries totaled approximately $4.4 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had over $160 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2023.

Material Cash Requirements

We are obligated under non-cancelable operating leases for the rental of our facilities and certain of our equipment which expires at various dates through 2032. As of March 31, 2023 we were obligated for approximately $98.4 million under these non-cancelable leases. In 2023 we anticipate remaining cash expenditures of approximately $13.1 million for these operating leases. We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at March 31, 2023, we had $1.4 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2023 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2023, we had no outstanding debt under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company's legal proceedings, see Note 7, Legal Proceedings, of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

For information regarding Risk Factors related to the economy, our industries, our Company and our business, see Item 1A. "Risk Factors" of the Company's 2022 Annual Report on Form 10-K.

There were no material changes to the Company’s risk factors during the first quarter ended March 31, 2023.

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

GLOBAL INDUSTRIAL COMPANY

Date: May 2, 2023	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: May 2, 2023	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer