Form 10-Q
period 2023-09-30
GLOBAL INDUSTRIAL Co
filed 2023-10-31
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares outstanding of the registrant’s common stock as of October 27, 2023 was 38,063,644.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$34.3	$28.5
Accounts receivable, net	136.8	108.0
Inventories	153.8	179.4
Prepaid expenses and other current assets	13.0	9.8
Total current assets	337.9	325.7

Property, plant and equipment, net	20.3	21.0
Operating lease right-of-use assets	87.0	90.3
Deferred income taxes	10.0	9.9
Goodwill and intangible assets	70.7	6.6
Other assets	1.9	1.7
Total assets	$527.8	$455.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$125.8	$96.9
Accrued expenses and other current liabilities	55.3	43.2
Short-term debt	0.0	0.6
Operating lease liabilities	13.9	12.4
Total current liabilities	195.0	153.1
Operating lease liabilities	84.1	89.1
Other liabilities	2.5	2.6
Total liabilities	281.6	244.8

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	203.9	201.2
Treasury stock	(18.8)	(19.5)
Retained earnings	58.3	25.9
Accumulated other comprehensive income	2.4	2.4
Total shareholders’ equity	246.2	210.4
Total liabilities and shareholders’ equity	$527.8	$455.2

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$354.6	$298.5	$954.2	$905.6
Cost of sales	238.3	191.9	626.6	578.2
Gross profit	116.3	106.6	327.6	327.4
Selling, distribution & administrative expenses	88.1	79.1	252.5	239.9
Operating income from continuing operations	28.2	27.5	75.1	87.5
Interest and other expense, net	0.7	0.6	1.2	1.3
Income from continuing operations before income taxes	27.5	26.9	73.9	86.2
Provision for income taxes	6.8	6.6	18.4	21.5
Net income from continuing operations	20.7	20.3	55.5	64.7
Net (loss) income from discontinued operations, net of tax	0.0	(0.1)	(0.1)	0.3
Net income	$20.7	$20.2	$55.4	$65.0

Net income per common share from continuing operations:
Basic	$0.54	$0.53	$1.45	$1.70
Diluted	$0.54	$0.53	$1.44	$1.69
Net (loss) income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01
Net income per common share:
Basic	$0.54	$0.53	$1.45	$1.71
Diluted	$0.54	$0.53	$1.44	$1.70

Weighted average common and common equivalent shares:
Basic	38.1	38.0	38.1	38.0
Diluted	38.2	38.1	38.2	38.1

Dividends declared	$0.20	$0.18	$0.60	$0.54

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$20.7	$20.2	$55.4	$65.0
Other comprehensive income:
Foreign currency translation	(0.3)	(0.8)	0.0	(1.1)
Total comprehensive income	$20.4	$19.4	$55.4	$63.9

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income from continuing operations	$55.5	$64.7
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4.5	2.8
Provision for credit losses	2.5	1.8
Stock-based compensation	2.1	3.4
Provision for deferred taxes	(0.1)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(14.5)	(23.1)
Inventories	35.8	(17.1)
Prepaid expenses and other assets	(2.4)	(2.1)
Income taxes payable	1.6	(6.5)
Accounts payable	16.1	(0.6)
Accrued expenses, other current liabilities and other liabilities	2.7	0.8
Net cash provided by operating activities from continuing operations	103.8	23.5
Net cash used in operating activities from discontinued operations	(0.1)	(0.1)
Net cash provided by operating activities	103.7	23.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.3)	(4.9)
Purchase of Indoff LLC, net of cash acquired	(72.3)	0.0
Net cash used in investing activities from continuing operations	(75.6)	(4.9)

Cash flows from financing activities:
Proceeds from short-term borrowings	50.6	114.5
Repayment of short-term borrowings	(51.2)	(109.0)
Dividends paid	(23.0)	(20.8)
Proceeds from issuance of common stock	0.4	0.7
Payment of payroll taxes on stock-based compensation through shares withheld	(0.5)	(0.4)
Proceeds from the issuance of common stock from employee stock purchase plan	1.4	1.4
Net cash used in financing activities from continuing operations	(22.3)	(13.6)

Effects of exchange rates on cash	0.0	(0.3)

Net increase in cash	5.8	4.6
Cash and cash equivalents – beginning of period	28.5	15.4
Cash and cash equivalents – end of period	$34.3	$20.0

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating and finance leases	$6.1	$32.9
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2023	37,961	$0.4	$201.2	$(19.5)	$25.9	$2.4	$210.4
Stock-based compensation expense			0.6				0.6
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(14)		(0.1)	(0.3)			(0.4)
Proceeds from issuance of common stock	3		0.0	0.1			0.1
Issuance of shares under employee stock purchase plan	31		0.7				0.7
Dividends					(7.7)		(7.7)
Change in cumulative translation adjustment						0.1	0.1
Net income					13.2		13.2
Balances, March 31, 2023	38,017	$0.4	$201.8	$(19.1)	$31.4	$2.5	$217.0
Stock-based compensation expense			0.6				0.6
Issuance of restricted stock	8		(0.1)	0.1			0.0
Stock withheld for employee taxes	(2)		(0.1)	0.0			(0.1)
Proceeds from issuance of common stock	8		0.1	0.1			0.2
Dividends					(7.6)		(7.6)
Change in cumulative translation adjustment						0.2	0.2
Net income					21.5		21.5
Balances, June 30, 2023	38,031	$0.4	$202.3	$(18.9)	$45.3	$2.7	$231.8
Stock-based compensation expense			0.9				0.9
Proceeds from issuance of common stock	4			0.1			0.1
Issuance of shares under employee stock purchase plan	28		0.7				0.7
Dividends					(7.7)		(7.7)
Change in cumulative translation adjustment						(0.3)	(0.3)
Net income					20.7		20.7
Balances, September 30, 2023	38,063	$0.4	$203.9	$(18.8)	$58.3	$2.4	$246.2

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2022	37,854	$0.4	$195.8	$(20.4)	$(25.5)	$3.3	$153.6
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	22		(0.4)	0.4			0.0
Stock withheld for employee taxes	(11)			(0.4)			(0.4)
Proceeds from issuance of common stock	29		0.1	0.6			0.7
Issuance of shares under employee stock purchase plan	23		0.6				0.6
Dividends					(6.8)		(6.8)
Change in cumulative translation adjustment						0.1	0.1
Net income					22.0		22.0
Balances, March 31, 2022	37,917	$0.4	$197.1	$(19.8)	$(10.3)	$3.4	$170.8
Stock-based compensation expense			1.4				1.4
Issuance of restricted stock	10		(0.2)	0.2			0.0
Proceeds from issuance of common stock	1		0.0	0.0			0.0
Dividends					(6.9)		(6.9)
Change in cumulative translation adjustment						(0.4)	(0.4)
Net income					22.8		22.8
Balances, June 30, 2022	37,928	$0.4	$198.3	$(19.6)	$5.6	$3.0	$187.7
Stock-based compensation expense			1.0				1.0
Issuance of shares under employee stock purchase plan	30		0.8				0.8
Dividends					(6.9)		(6.9)
Change in cumulative translation adjustment						(0.8)	(0.8)
Net income					20.2		20.2
Balances, September 30, 2022	37,958	$0.4	$200.1	$(19.6)	$18.9	$2.2	$202.0

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

As previously disclosed in the Form 10-Q filed for the quarterly period ended June 30, 2023, on May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff LLC ("Indoff"), a business-to-business direct marketer of material handling products, commercial interior products and business products with operations in North America, for approximately $72.6 million in cash, $5.2 million of which was placed into an escrow account for two years to secure the sellers’ indemnification obligations under the purchase agreement. Under the terms of the escrow agreement the escrow amount will be reduced to $2.5 million on the one year anniversary of the closing date. This acquisition expands the Company's presence in the MRO market in North America. The Indoff accounts are included in the accompanying consolidated financial statements from the date of acquisition.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2023 and the results of operations for the three and nine month periods ended September 30, 2023 and 2022, statements of comprehensive income for the three and nine month periods ended September 30, 2023 and 2022, cash flows for the nine month periods ended September 30, 2023 and 2022 and changes in shareholders’ equity for the three and nine month periods ended September 30, 2023 and 2022.  The December 31, 2022 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2022 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  The results for the nine month period ended September 30, 2023 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarters ended on September 30, 2023 and October 1, 2022, respectively.  The third quarters of both 2023 and 2022 included 13 weeks and the first nine months of both 2023 and 2022 included 39 weeks.

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

2.Acquisition

As previously disclosed, on May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff, a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, for approximately $72.6 million in cash, $5.2 million of which was placed into an escrow account for two years to secure the sellers’ indemnification obligations under the purchase agreement. Under the terms of the escrow agreement the escrow amount will be reduced to $2.5 million on the one year anniversary of the closing date. This acquisition expands the Company's presence in the MRO market in North America. The acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The fair value assigned to the identified intangible assets acquired were based on assumptions and estimates made by management. The total associated transaction costs of the acquisition were $0.7 million and were recorded in selling, distribution and administrative expenses in the Condensed Consolidated Statement of Operations. For book purposes, the Company will be amortizing the customer lists and trademark assets over a ten-year period which will result in approximately $3.0 million in annual amortization expense. The acquisition was an asset acquisition for tax purposes and as such, the customer lists, trademarks and goodwill resulting from this acquisition will be tax deductible over a fifteen-year period. The Indoff accounts are included in the accompanying consolidated financial statements from the date of acquisition.

The Company prepared a preliminary purchase price fair value allocation of the assets acquired and liabilities assumed in the acquisition. The fair value allocation has not yet been finalized, principally related to the measurement of the acquired net working capital and the valuation of the acquired intangible assets. Amounts below could change, potentially materially, as we finalize the valuations of the assets acquired and liabilities assumed. The following table details the preliminary fair values as of the acquisition date (in millions):

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

For the three and nine months ended September 30, 2023, Indoff generated revenue of approximately $46.4 million and $70.3 million, respectively, and net income of approximately $1.9 million and $2.7 million, respectively. The Company’s unaudited pro forma revenue and net income for the three and nine month periods ended September 30, 2023 and 2022 below have been prepared as if the Indoff acquisition had occurred on January 1, 2022 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$354.6	$346.9	$1,016.7	$1,036.3

Net income from continuing operations	$20.7	$22.2	$57.1	$69.6

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

The following table provides information related to the goodwill and intangible assets (indefinite-lived and definite-lived) updated for the Indoff acquisition (in millions):

	September 30,	December 31,
	2023	2022
Goodwill	$40.6	$5.5
Definite-lived intangibles	29.4	0.4
Indefinite-lived intangibles	0.7	0.7
Balance	$70.7	$6.6

As of September 30, 2023 goodwill was $40.6 million which increased from December 31, 2022 due to the second quarter acquisition of Indoff. The Company also acquired intangible assets of $30.3 million from Indoff. The following table summarizes information related to the Company's definite-lived intangible assets as of September 30, 2023 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.1	$2.7	$23.4	9.5
Trademarks	10 yrs	6.2	0.2	6.0	9.6
Total		$32.3	$2.9	$29.4	9.5

The following table summarizes information related to the Company's definite-lived intangible assets as of December 31, 2022 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$2.0	$1.6	$0.4	2.1
Total		$2.0	$1.6	$0.4	2.1

The Company recorded an additional $0.7 million of intangible amortization expense related to the Indoff acquisition in the third quarter of 2023 and $1.1 million was recorded for the nine months ended September 30, 2023. As of September 30, 2023, estimated amortization expense for intangible assets for future years is as follows (in millions):

2023 remainder	$0.9
2024	3.2
2025	3.0
2026	3.0
2027	3.0
Thereafter	$16.3
Total	$29.4

3.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three and nine months ended September 30, 2023 and 2022, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
United States	$337.2	$282.0	$902.5	$849.0
Canada	17.4	16.5	51.7	56.6
Consolidated	$354.6	$298.5	$954.2	$905.6

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation. The Company did not have any material unsatisfied performance obligations or liabilities as of September 30, 2023 and December 31, 2022.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for September 30, 2023 (in millions):

September 30, 2023
Balance at beginning of period	$2.3
Current period provision	2.5
Write-offs - trade accounts receivable	(2.0)
Balance at end of period	$2.8

The following is a rollforward of the allowances for credit losses related to trade receivables for the year ended December 31, 2022 (in millions):

December 31, 2022
Balance at beginning of period	$2.5
Current period provision	1.6
Write-offs - trade accounts receivable	(1.8)
Balance at end of period	$2.3
5.Leases

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032. In the third quarter of 2023, the Company recorded a right-of-use ("ROU") asset and related lease liability of approximately $0.2 million related to equipment acquired under a finance lease for a five year term. In the second quarter of 2023, the Company recorded a ROU asset and related lease liability of approximately $5.1 million related to an extension of an existing warehouse facility in the U.S. consisting of approximately 317,000 square feet. The lease extension is for a three year term unless terminated earlier as provided in the lease.

In addition, as part of the Indoff acquisition, ROU assets and related lease liabilities of $0.8 million were recorded. These operating leases include two administrative office locations and one distribution center which expire at various dates through 2027. These properties aggregate to approximately 31,800 square feet of space.

The Company's operating lease costs, included in continuing operations, was $4.3 million for the three months ended September 30, 2023 and 2022, and $12.7 million and $11.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded sublease income of $0.6 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, and recorded $0.4 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.

Information relating to operating and finance leases for continuing and discontinued operations as of September 30, 2023 and December 31, 2022:

	Nine Months Ended September 30,	Year Ended December 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating and finance leases	7.4 years	8.2 years

Weighted Average Discount Rate
Operating and finance leases	5.4%	5.4%

ROU assets obtained in exchange for operating and finance lease obligations (in millions)	$6.1	$34.5

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2023 (adjusted for nine months of payments)	$4.7
2024	18.9
2025	17.7
2026	15.5
2027	11.8
2028	11.9
Thereafter	40.6
Total lease payments	121.1
Less: interest	(23.1)
Total present value of lease liabilities	$98.0

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three and nine months ended September 30, 2023 and 2022 (in millions, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income from continuing operations	$20.7	$20.3	55.5	64.7
Less: Distributed net income available to participating securities	0.0	0.0	(0.1)	(0.1)
Less: Undistributed net income available to participating securities	(0.1)	(0.1)	(0.2)	(0.2)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$20.6	$20.2	$55.2	$64.4
Add: Undistributed net income allocated to participating securities	0.1	0.1	0.2	0.2
Less: Undistributed net income reallocated to participating securities	(0.1)	(0.1)	(0.2)	(0.2)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$20.6	$20.2	55.2	64.4
Denominator:
Weighted average shares outstanding for basic net income per share	38.1	38.0	38.1	38
Effect of dilutive securities	0.1	0.1	0.1	0.1
Weighted average shares outstanding for diluted net income per share	38.2	38.1	38.2	38.1
Net income per share from continuing operations:
Basic	$0.54	$0.53	$1.45	$1.70
Diluted	$0.54	$0.53	$1.44	$1.69

Net (loss) income from discontinued operations	$0.0	$(0.1)	$(0.1)	$0.3
Less: Undistributed net income available to participating securities	0.0	0.0	0.0	0.0
Numerator for basic net (loss) income per share:
Undistributed and distributed net (loss) income available to common shareholders	$0.0	$(0.1)	$(0.1)	$0.3
Add: Undistributed net income allocated to participating securities	0.0	0.0	0.0	0.0
Less: Undistributed net income reallocated to participating securities	0.0	0.0	0.0	0.0
Numerator for diluted net (loss) income per share:
Undistributed and distributed net (loss) income available to common shareholders	$0.0	$(0.1)	$(0.1)	$0.3

Net (loss) income per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Net income per share:
Basic	$0.54	$0.53	$1.45	$1.71
Diluted	$0.54	$0.53	$1.44	$1.70

Potentially dilutive securities	0.2	0.1	0.2	0.1

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

7.Credit Facilities and Short-term Debt

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2023, eligible collateral under the credit agreement was $112.9 million, total availability was $110.3 million, total outstanding letters of credit was $1.4 million, total excess availability was $108.9 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement as of September 30, 2023.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At September 30, 2023 and December 31, 2022, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of outstanding debt is considered to be representative of its respective fair values due to its variable interest rate. Cash is classified as Level 1 within the fair value hierarchy.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its material litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2023 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2023 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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
•global political, economic and market conditions, including the impact of natural disasters, military actions, wars, cyber-attacks, terrorism and global pandemics or other health crises;
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

Continuing Operations

The Company sells a wide array of industrial and maintenance, repair and operations (“MRO”) products, including its own Global Industrial Exclusive BrandsTM, which are marketed in North America. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: GlobalTM, GlobalIndustrial.comTM, NexelTM, ParamountTM , InterionTM and AbsocoldTM .

As previously disclosed, on May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff LLC ("Indoff"), a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, for approximately $72.6 million in cash, $5.2 million of which was placed into an escrow account for two years to secure the sellers’ indemnification obligations under the purchase agreement. Under the terms of the escrow agreement the escrow amount will be reduced to $2.5 million on the one year anniversary of the closing date. This acquisition expands the Company's presence in the MRO market in North America. The Indoff accounts are included in the accompanying consolidated financial statements from the date of acquisition. See Note 2 to the condensed consolidated financial statements for additional financial information regarding the acquisition.

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

Business Outlook

The Company's net sales increased in the third quarter of 2023 by 18.8% to $354.6 million compared to prior year and included the addition of Indoff for the full quarter. Excluding sales contributed by Indoff, third quarter sales increased 3.2% compared to prior year, benefiting from volume improvement which more than offset continued price deflation. Web sales growth expanded throughout the quarter as recent investments and proactive actions to drive digital transformation and enhance the online shopping experience are delivering returns. While the demand environment remains tentative and customers guarded in their buying decisions, positive quarterly trends continued into the beginning of the fourth quarter and we expect price pressures to moderate further throughout the period. Gross margin in the third quarter of 2023 was 32.8%, down 290 basis points from the year ago period and includes a 170 point basis impact from the contribution mix of Indoff. Excluding Indoff sales, third quarter gross margin was 34.5%, a 120 basis point reduction compared to the prior year quarter reflecting the impact of planned proactive promotion and freight actions as part of our competitive pricing initiatives. Given this impact to our composite margin profile, we expect lower consolidated gross margin rates in future periods as compared to historical levels. The Company may also experience margin variability in future periods due to the current economic environment, inflationary pressures and historical seasonality. Selling, distribution and administrative expenses ("SD&A") primarily reflects an increase in planned sales and marketing investment, which was more than offset by other key cost control measures, as well as a reduction in variable compensation expense. We continue to maintain strong cost controls, and will continue to evaluate additional steps to optimize our structure.

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

There were no material changes in the Company’s significant accounting policies during the third quarter ended September 30, 2023.

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

Highlights from Q3 2023 and Year to Date Q3 2023

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

Third Quarter 2023 Summary:

•Consolidated sales increased 18.8% to $354.6 million compared to $298.5 million last year. Excluding Indoff, sales increased 3.2%.
•Consolidated gross margin declined to 32.8% compared to 35.7% last year. Excluding Indoff, gross margin was 34.5%, a 120 basis point reduction to prior year.
•Consolidated operating income from continuing operations increased 2.5% to $28.2 million compared to $27.5 million last year. Excluding Indoff, operating income was $25.7 million, a decrease of 6.5%.
•Net income per diluted share from continuing operations increased 1.9% to $0.54 compared to $0.53 last year.

Year to Date Q3 2023 Summary:

•Consolidated sales increased 5.4% to $954.2 million compared to $905.6 million last year. Excluding Indoff, sales declined 2.4% and 1.9% on an average daily sales basis*.
•Consolidated gross margin declined to 34.3% compared to 36.2% last year. Excluding Indoff, gross margin was 35.3%.
•Consolidated operating income from continuing operations decreased 14.2% to $75.1 million compared to $87.5 million last year. Excluding Indoff, operating income was $71.5 million, a decrease of 18.3%.
•Net income per diluted share from continuing operations decreased 14.8% to $1.44 compared to $1.69 last year.

*Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate. There were 63 selling days in the U.S. in each of the third quarters of 2023 and 2022, respectively, and in Canada, there were 62 selling days in the third quarter of 2023 and 63 selling days in the third quarter of 2022. There were 191 selling days in the U.S for the nine months ended 2023 and 192 selling days in the nine months ended 2022. There were 188 selling days in Canada for the nine months ended 2023 and 189 selling days in the nine months ended 2022.

Results of Operations

Three and Nine Months Ended September 30, 2023 compared to the Three and Nine Months Ended September 30, 2022

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net sales of continuing operations:
Consolidated net sales	$354.6	$298.5	18.8%	$954.2	$905.6	5.4%
Consolidated gross profit	$116.3	$106.6	9.1%	$327.6	$327.4	0.1%
Consolidated gross margin	32.8%	35.7%	(2.9)%	34.3%	36.2%	(1.9)%
Consolidated SD&A costs	$88.1	$79.1	11.4%	$252.5	$239.9	5.3%
Consolidated SD&A costs as a % of net sales	24.8%	26.5%	(1.7)%	26.5%	26.5%	0.0%
Operating income from continuing operations:
Consolidated operating income	$28.2	$27.5	2.5%	$75.1	$87.5	(14.2)%
Consolidated operating margin from continuing operations	8.0%	9.2%	(1.2)%	7.9%	9.7%	(1.8)%
Effective income tax rate	24.7%	24.5%	0.2%	24.9%	24.9%	0.0%
Net income from continuing operations	$20.7	$20.3	2.0%	$55.5	$64.7	(14.2)%
Net income margin from continuing operations	5.8%	6.8%	(1.0)%	5.8%	7.1%	(1.3)%
Net income per diluted share from continuing operations	$0.54	$0.53	1.9%	$1.44	$1.69	(14.8)%

*excludes discontinued operations

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal quarters ended September 30, 2023 and October 1, 2022, respectively. The third quarters of both 2023 and 2022 included 13 weeks and the first nine months of both 2023 and 2022 included 39 weeks.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales increased 18.8% during the quarter ended September 30, 2023 as compared to the same period in 2022 and includes the full quarter impact of Indoff. Excluding sales contributed by Indoff, third quarter sales increased 3.2% benefiting from volume improvement which more than offset continued price deflation. U.S. sales increased 19.6% for the quarter compared to the same period in 2022 and Canada sales, in local currency, increased 8.2% compared to the same period in 2022. U.S. sales increased 6.3% for the nine months ended September 30, 2023 compared to the same period in 2022 and Canada sales, in local currency, decreased 4.2% compared to the same period in 2022. Excluding sales contributed by the Indoff acquisition, sales declined 2.4% and U.S. sales declined 2.0% for the nine months ended September 30, 2023 compared to the same period in 2022.

There were 63 selling days in the U.S. in each of the third quarters of 2023 and 2022, respectively, and 191 selling days in the U.S. for the nine months ended 2023 compared to 192 selling days in the nine months ended September 30, 2022. In Canada, there were 62 selling days on the third quarter of 2023 compared to 63 selling days in the third quarter of 2022 and 188 selling days for the nine months ended 2023 compared to 189 selling days in the nine months ended September 30, 2022.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, competition, pricing strategy, vendor volume rebates, freight pricing decisions including the use of free or other promotional freight plans, freight cost inflation including both domestic outbound freight as well as international inbound ocean freight, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin. The Company expects to see continued margin variability due to the current economic environment, a dynamic pricing environment and historical seasonality.

Gross margin declined by 290 basis points to 32.8% in the third quarter of 2023 as compared to the same period in 2022, reflecting the inclusion of Indoff's lower gross margin profile. Excluding Indoff, gross margin for the quarter declined 120 basis points to 34.5% reflecting the impact of planned proactive promotion and freight actions, as well as, the sell through of certain high cost inventory products, specifically within our cooling category. For the nine months ended September 30, 2023, gross margin of 34.3% declined 190 basis points as compared to the same period in 2022. Excluding Indoff, the gross margin decline was 90 basis points compared to the same period in 2022. In 2022 gross margin benefited from strong price realization and lower inventory cost flow through, both of which have now waned in 2023.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

For the three month period ended September 30, 2023, SD&A costs as a percentage of sales improved approximately 170 basis points compared to prior year. SD&A primarily reflects an increase in planned sales and marketing investment, which was more than offset by other key cost control measures, as well as a reduction in variable compensation. In the third quarter of 2023, the significant cost decreases related to total compensation and related costs of approximately $1.9 million, of which approximately $0.6 million related to a reduction in variable compensation expense related to performance offset by approximately $0.2 million of increased costs due to various severance arrangements. Additional cost increases include approximately $3.2 million for planned net marketing spend and approximately $7.6 million of SD&A expenses related to Indoff, including $0.7 million of intangible asset amortization. For the nine month period ended September 30, 2023, SD&A costs as a percentage of sales remained flat compared to prior year. Total compensation and related costs savings of approximately $5.7 million was realized in the quarter, of which approximately $4.5 million related to a reduction in variable compensation expense related to performance and approximately $3.3 million of decreased spend for temporary help offset by approximately $1.7 million of increased costs due to various severance arrangements and other salary and related costs. Additional cost increases for the nine months ended September 30, 2023 included planned net marketing spend of approximately $6.4 million, approximately $11.6 million of SD&A expenses related to Indoff, including $1.1 million of intangible asset amortization and approximately $0.7 million of acquisition related expenses.

OPERATING MARGIN

Operating margin for the three month period ended September 30, 2023 declined 120 basis points compared to the same period in 2022. As discussed above, the decline was primarily driven by the gross margin decline offset by savings in SD&A expenses. Operating margin for the nine month period ended September 30, 2023 declined by 180 basis points compared to the same period in 2022. The decline was driven by the sales declines experienced in the first two quarters of 2023, the gross margin decline and approximately $1.7 million in costs related to severance arrangements and other salary and related costs.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.7 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and for the nine months ended September 30, 2023 and 2022, interest and other expense, net from continuing operations was $1.2 million and $1.3 million, respectively.

INCOME TAXES

For the three and nine month periods ended September 30, 2023, the Company reported income taxes in continuing operations of approximately $6.8 million and $18.4 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	September 30, 2023	December 31, 2022	$ Change
Cash and cash equivalents	$34.3	$28.5	$5.8
Accounts receivable, net	$136.8	$108.0	$28.8
Inventories	$153.8	$179.4	$(25.6)
Prepaid expenses and other current assets	$13.0	$9.8	$3.2
Accounts payable	$125.8	$96.9	$28.9
Accrued expenses and other current liabilities	$55.3	$43.2	$12.1
Short-term debt	$0.0	$0.6	$(0.6)
Operating lease liabilities	$13.9	$12.4	$1.5
Working capital	$142.9	$172.6	$(29.7)

Historical Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities from continuing operations	$103.8	$23.5
Net cash used in operating activities from discontinued operations	$(0.1)	$(0.1)
Net cash used in investing activities from continuing operations	$(75.6)	$(4.9)
Net cash used in financing activities from continuing operations	$(22.3)	$(13.6)
Effects of exchange rates on cash	$0.0	$(0.3)
Net increase in cash and cash equivalents	$5.8	$4.6

Our primary liquidity needs are to support working capital requirements in our business, funding recently declared and any future dividends, funding capital expenditures and inventory purchases, continuing investment in upgrading and expanding our technological capabilities specifically related to additional functionality and enhanced navigation of our new web platform, continuing investment in upgrading our distribution facilities and funding acquisitions.  We rely upon operating cash flow and our credit facility to meet these needs. We currently believe that current cash on hand, cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased $29.7 million primarily related to lower inventory balances, increased accounts payable, accrued expenses and other current liabilities partially offset by increased cash, accounts receivable and prepaid and other current asset balances. Accounts receivable days outstanding were 37.4 in 2023 compared to 38.1 in 2022, inventory turns were 4.8 in 2023 compared to 3.8 in 2022 and accounts payable days outstanding were 51.2 in 2023 compared to 58.8 in 2022.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $103.8 million compared to $23.5 million provided in 2022, attributable to changes in our working capital accounts which provided $39.3 million in cash compared to $48.6 million used in 2022, primarily the result of the changes in inventory and accounts payable balances partially offset by the change in accounts receivable balances. Cash generated from net income adjusted by other non-cash items, provided $64.5 million in 2023 compared to $72.1 million provided by these items in 2022 primarily due to higher net income generated in the nine months ended September 30, 2022 compared to 2023. Net cash used in operating activities from discontinued operations was $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Investing Activities

Net cash used in investing activities totaled $75.6 million, $72.6 million of which was used for the purchase of Indoff, offset by $0.3 million of cash acquired, with the balance of $3.3 million used for warehouse machinery and equipment for our U.S. warehouses and new Canadian distribution center, leasehold improvements, computer equipment upgrades and molds. Net cash used in investing activities in 2022 totaled $4.9 million primarily for warehouse machinery and equipment related to our Canadian distribution center.

Financing Activities

Net cash used in financing activities totaled $22.3 million in 2023 primarily related to the regular quarterly dividends of $0.20 per common share which totaled approximately $23.0 million combined with repayments of short-term borrowings of approximately $51.2 million, majority of which was utilized to fund the Indoff acquisition, offset by the proceeds of short-term borrowings of approximately $50.6 million. Proceeds from the issuance of common stock from the employee stock purchase plan totaled $1.4 million and proceeds from stock option exercises totaled $0.4 million, offset by payments for payroll taxes through shares withheld, which totaled $0.5 million. Net cash used in financing activities in 2022 totaled $13.6 million primarily related to the regular quarterly dividends of $0.18 per common share which totaled approximately $20.8 million, partially offset by the net proceeds from short-term borrowings of $5.5 million. Proceeds from the issuance of common stock from our employee stock purchase plan totaled $1.4 million and proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld totaled $0.3 million.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2023, eligible collateral under the credit agreement was $112.9 million, total availability was $110.3 million, total outstanding letters of credit was $1.4 million, total excess availability was $108.9 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement as of September 30, 2023.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility.  In 2023 we anticipate capital expenditures in the range of $5.0 to $6.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of September 30, 2023, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk.  At September 30, 2023 cash balances held in foreign subsidiaries totaled approximately $4.4 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had over $138 million of liquidity (cash and undrawn line of credit) in the U.S. as of September 30, 2023.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expires at various dates through 2032. As of September 30, 2023 we were obligated for approximately $98.0 million under these non-cancelable leases. In 2023 we anticipate remaining cash expenditures of approximately $4.7 million for these operating and finance leases. We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at September 30, 2023, we had $1.4 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2023 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of September 30, 2023, we had no outstanding debt under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Indoff LLC (Indoff) from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired all outstanding stock of Indoff on May 19, 2023. Indoff represented approximately 5% and 7% of the Company's consolidated total assets and net sales at September 30, 2023, respectively. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As previously disclosed in the Form 10-Q filed for the quarterly period ended June 30, 2023, the Company is currently integrating Indoff LLC’s operations into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates Indoff LLC into the Company's overall internal control over financial reporting process.

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

There were no material changes to the Company’s risk factors during the third quarter ended September 30, 2023.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Securities Purchase Agreement Dated as of May 19, 2023 by and among GIH Holdings Inc., Indoff Holdings, Inc., John Spreck Ross, as trustee of the Trust Agreement of John Spreck Ross dated 7/31/75, John S. Ross, Jr., Laura Ross Greiner, Jeffrey J. Ross, and Margaret Ross McDonough, as trustees of the Ross Family Irrevocable Trust No. 4 dated 11/23/2017, John Spreck Ross and Jeffrey J. Ross (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2023).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: October 31, 2023	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: October 31, 2023	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer