Form 10-K
period 2023-12-31
GLOBAL INDUSTRIAL Co
filed 2024-03-12
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $350,181,866. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of March 5, 2024 was 38,138,173 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Global Industrial Company relating to the Annual Meeting of Stockholders to be held in 2024 are incorporated by reference in Part III hereof.

PART I

Unless otherwise indicated, all references herein to Global Industrial Company (sometimes referred to as “Global Industrial,” the “Company,” or “we”) include its subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Any such statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are based on management’s estimates, assumptions and projections and are not guarantees of future performance. Forward-looking statements may include, but are not limited to statements regarding: i) projections or estimates of revenue, income or loss, exit costs, cash flow needs and capital expenditures; ii) fluctuations in general economic conditions, including effects of rising inflation and volatility of inflation metrics; iii) future operations, such as risks regarding strategic business initiatives, plans relating to new distribution facilities, plans for utilizing alternative sources of supply in response to government tariff and trade actions and/or due to supply chain disruptions arising from pandemics, war, geopolitical conflicts and plans for new products or services; iv) plans for acquisition or sale of businesses, including expansion or restructuring plans; v) financing needs, and compliance with financial covenants in loan agreements; vi) assessments of materiality; vii) predictions of future events and the effects of pending and possible litigation; and viii) assumptions relating to the foregoing. In addition, when used in this report, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” and “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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
•global political, economic and market conditions, including the impact of natural disasters, military actions, wars, international shipping disruptions, cyber-attacks, terrorism and global pandemics or other health crises;
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
•our ability to realize the expected benefits from acquisitions, including the recent Indoff acquisition, and other strategic transactions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers;
•the maintenance, repair and operations ("MRO") and industrial equipment industry are consolidating as customers are increasingly aware of the total costs of fulfillment and the need to have consistent sources of supply at multiple locations. This consolidation has and will continue to cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower cost business models are able to operate with lower prices;
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
•our ability to remediate material weaknesses in our internal controls over financial reporting and the identification of additional material weaknesses in the future or other failure to maintain an effective system of internal controls;
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

Item 1. Business.

General

Global Industrial Company, through its operating subsidiaries, is a value-added industrial distributor of more than a million industrial and maintenance, repair and operation products in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute the Company's operations have been in business since 1949. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

On May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff LLC ("Indoff"), a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, for approximately $72.6 million in cash. This acquisition expands the Company's presence in the MRO market in North America.

Continuing operations

The Company offers hundreds of thousands of industrial and MRO products, including its own Global Industrial Exclusive BrandsTM, which are marketed in North America. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: Global™, GlobalIndustrial.com™, Nexel™, Paramount™, Interion™ and Absocold™.

See Note 5 to the consolidated financial statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

Accelerating the Customer Experience

The Company's multi-year business strategy is focused on Accelerating the Customer Experience (“ACE”). The ACE initiative, which guides our actions across the business, and specifically in our customer end-to-end purchase, service, and delivery experience, has at its core building of customer loyalty and trust by addressing unique customer needs through a responsive and tailored sales, product, and service experience. We build customer loyalty and trust through personalized and high touch customer interactions that often feature strong one to one relationships. The Company's digital and multi-channel sales model drives customer acquisition and with rigorous vetting we are able to identify opportunities for product category expansion, particularly private brand products. Category expansion with our customers drives repeat orders and increases their annual and average spend. We maximize customer satisfaction and loyalty by coupling close customer relationships with product expertise, efficient and competitive fulfillment and delivery and exceptional customer service.

WE CAN SUPPLY THAT®

Products

Our broad product offering and focus on responsiveness to our customers is captured in our promise “We Can Supply That®”. We offer our customers a competitive assortment of leading products and services, a sales force with deep product knowledge and expertise, and timely and relative industry and product content via The Knowledge Center. Our go to market strategy also focuses on leveraging our deep product knowledge and experience by seeking to expand our higher margin private brand line of Global products by adding additional products and product categories. We offer hundreds of thousands of brand name and private brand products available through our e-commerce sites and have access to many more additional long tail products from our network of vendor partners. We endeavor to expand and keep current the breadth of our product offerings to fulfill the increasingly wide range of product needs of our customers, and periodically remove certain products from our offering to improve efficiencies or to address vendor or market changes. Sourcing hard to find or non-standard product helps to differentiate our business from our competitors and we believe provides us with a competitive advantage.

The Company has focused on offering competitive pricing, high service levels, broad and deep product offering, extensive product and sales expertise, and most importantly a private brand offering that provides high quality with an attractive price point. Products generally are categorized within the following categories: storage and shelving, safety and security, carts and trucks, HVAC and fans, furniture and decor, material handling, janitorial and facility maintenance, workbenches and shop desks, tools and instruments, plumbing and pumps, office and school supplies, packaging and shipping, lighting and electrical, foodservice and retail, medical and laboratory, motors and power transmission, building supplies, machining, fasteners and hardware, vehicle maintenance, and raw materials. We have become a destination and trusted supplier of these products and continue to evaluate expansion within key end markets.

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

E-commerce

We currently operate multiple e-commerce sites, including:

www.absocold.com
www.globalindustrial.com
www.globalindustrial.ca
www.indoff.com
www.industrialsupplies.com

We are continually upgrading the capabilities and performance of these websites in our significant markets. In 2022, we launched a completely new globalindustrial.com e-commerce site in the United States designed to drive personalization to further improve the digital shopping experience. In 2023, our primary focus was to optimize the shopability of the site via enhancements to search, including bringing to market a new List View approach, which allows users to easily find and compare products. In addition, we launched new capabilities allowing users to create repeat subscription purchases, as well as optimized options to identify related products that would enhance their product purchases.

Our internet sites feature hundreds of thousands of MRO and industrial and general business supplies. Our customers have around-the-clock, online access to purchase products and we have the ability to create targeted promotions for our customers’ interests.

In addition to our own e-commerce websites, we have partnering agreements with several of the largest internet shopping and search engine providers who feature our products on their websites or provide “click-throughs” from their sites directly to ours. These arrangements allow us to expand our customer base at an economical cost.

Signature Campaigns

We have realigned our marketing efforts, seasonal product offering, and go to market strategy around enterprise wide strategic marketing campaigns. In 2021, our We Got This campaign aimed to help our customers navigate the supply chain disruptions that made sourcing key products more challenging. In 2022, we initiated our “We Can Supply That®” branding campaign across our websites, emails, trade show, copy writing and our NASCAR sponsorship and we repositioned our private brand offering as Global Industrial Exclusive BrandsTM with the tag line “Made to Exceed". Our focus on Signature Campaigns continued in 2023 as we aimed to highlight how our products and solutions help our customers streamline their operations through organization, facility design, and solutions that are not only cost effective, but save time and effort. This campaign primarily operated under the banner of Operational Efficiency and included key landing pages focused on industry specific tailored content and product.

Catalogs

As the Company increased its focus on online and e-commerce advertising, marketing and sales activities over the years, the use of hard copy catalogs decreased as compared to earlier periods, but over the last several years, we have distributed a stable number of regular and specialty catalogs, postcards, and other physical mail and anticipate continuing to do so. Further, as we have identified more efficient means of distribution of these physical mediums, we plan on increasing the frequency and mix of catalogs, postcards, and other types of mailers in 2024.

Customer Service, Order Fulfillment and Support

We have launched several initiatives, in the past, with our vendors and freight partners, and in our own distribution centers, to improve our customer’s experience such as our Voice of the Customer initiative. This initiative, involving phone and online surveys to obtain our customer’s input on their experiences with us and our products to ensure we deliver on the promise, to better focus our sales, service and marketing efforts on our customers' needs and to target areas of improvement to enhance the overall customer experience, led us to add additional improvements to the experience including offering 24 hour, seven days a week chat supported by both AI chatbots and live chats with our associates. As part of a culture of continuous improvement, our Customer Experience team is focusing on the idea of "Make It Right" to ensure that when our customers experience a problem, we are able to solve if effectively and to their satisfaction the first time. Upgraded training and technology solutions will play a large part in continuing to improve our customer satisfaction scores.

A growing proportion of our orders are received electronically via internet, extranet, EDI, customer punch out catalog, online chat, or through broadly utilizing vendor and customer portals such as Ariba or Coupa. These e-orders represented over 62% of our transaction count for the year ended December 31, 2023 compared to 57% for the year ended December 31, 2022. The balance of our orders are received by telephone to our inbound call center, direct dial to our inside account management team, placement through one of our field sales representatives, and to a small extent via fax. We provide toll-free telephone number access for our customers nationwide which are linked automatically as a backup in the event of a disruption in phone service.

The Company utilizes a sourcing strategy encompassing sales of in stock items that are either national brand, private brand, and to a limited extent via brand licensing agreements, as well as supplementing its stocking strategy with product fulfilled directly by our vendor partners via a drop ship relationship. In stock items tend to be higher in velocity, higher in gross margin, and offer a higher service level to our customers. In stock items are distributed via a network of five primary distribution centers in the U.S. located in the Northeast, Midwest, West, Southeast and South Central regions, one large distribution facility in Canada that was opened in the fourth quarter of 2022, replacing a smaller footprint nearby, and several smaller distribution facilities in the United States and Canada. Product deliveries to our customers are made through a nationwide network of common carriers that we contract with directly in order to establish and maintain high service levels and enhance operational efficiencies. We tend to stock items in our distribution center, and invest the requisite working capital in inventory position, after demonstrating sales volume success in the drop ship sales of that item effected through our suppliers. Orders are generally shipped by third-party delivery services and we maintain relationships with thousands of distributors and product vendors.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from both large and small manufacturers as well as large wholesale distributors. No supplier accounted for 10% or more of our product purchases in 2023, 2022 and 2021. Most private brand products are manufactured by third parties to our specifications.

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

Human Capital Resources

As of December 31, 2023, we employed a total of approximately 1,870 associates, of whom 1,620 were in North America and 250 were in Asia. Approximately 46% of our associates are customer facing including customer service, quota bearing sales representatives, inbound call center representatives, and other pre and post sales management and support. Approximately 29% of our team members are employed within distribution, logistics, and fulfillment areas, while 25% of our associate base works within administrative functions including: IT, Merchandising, Accounting and Finance, Marketing, Human Resources, Product Management, Legal and Risk Management and general administrative and management roles.

Our worldwide workforce is made up of a diverse group of associates. In our most recent U.S. EEO-1 data, the associate demographic breakdown for individuals reporting was 44% female and 56% male and minorities constituted 46% of our workforce. We believe our diversity of associates is one of the Company’s considerable strengths and that our demographics are consistent with our competitors in the sales and distribution space. Our employees are not subject to collective bargaining agreements. The Company has not experienced work stoppages and we believe relationships with our employees are good.

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

Discontinued operations

For information regarding certain discontinued operations and former lines of business, see Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 8 to the consolidated financial statements included in Item 15 of this Form 10-K.

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

Our Board of Directors has adopted the following corporate governance documents with respect to the Company (the “Corporate Governance Documents”), among others:

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

Risks Related to the Economy and Our Industries

•General economic conditions, including those that can result in decreased customer confidence and spending, could result in our failure to achieve our historical sales growth rates and profit levels. Pandemics have disrupted and may in the future disrupt global supply chains, including those we rely on in China, which could materially adversely affect our operations.

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

In this regard, global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations have been and could again be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings, and travel restrictions resulting from pandemics. These events have and may continue to result in imported products not being timely received and resultant delayed or lost sales. We depend to a significant extent on products imported from China for our private brand lines, and on domestic manufacturers who utilize components imported from Asia. While, in the past, we have experienced lost sales due to the COVID-19 pandemic, we continue making efforts to secure satisfactory levels of inventory; however, there can be no assurance that our supply chain will not experience further disruptions significant enough to adversely affect our operations.

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

In addition, ongoing geopolitical conflicts around the world, including the Russian invasion of Ukraine, the outbreak of armed hostilities in the Middle East and disruptions in international shipping resulting from recent attacks by armed groups on cargo ships in the Red Sea, and the responses of the international community, may adversely affect international business and economic conditions. Due to the ongoing conflict in and around the Red Sea, we have experienced significant increases to our shipping costs, and we may continue to experience elevated shipping costs in the future. The short and long-term implications of global security issues are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on energy and economic markets generally and could result in an even greater impact related to global supply chain and energy prices. In addition, a prolonged war in Ukraine and the Middle East, and continued shipping disruptions in the Red Sea may have adverse impacts on cyber security, global supply chains, inflationary pressures and interest rates and engender volatility in commodities and other markets, any of which could negatively affect our business. The disruption to regional and global economies could have an enduring impact on regional and global economies, and consequently, a materially adverse impact on our operations and profitability. However, due to the highly uncertain and dynamic nature of these events, it is not currently possible to estimate with any reliable measure of certainty the impact on our business.

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

We purchase a number of our products, particularly private brand and white label products, from vendors located outside of the United States. Raw material costs used in our vendors’ products (steel, tungsten, etc.) and energy costs have significantly increased and may continue to increase, which has resulted and may continue to result in increased production costs for our vendors, which they seek to pass along to us. Difficulties encountered by one or several of these suppliers could halt or disrupt production and delay completion or cause the cancellation of our orders. Delays or interruptions in the transportation network could result in loss or delay of timely receipt of product required to fulfill customer orders. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. In this regard, in response to the tariffs imposed by the U.S. on goods imported from China, we are seeking alternative sources of supply, such as utilizing new vendors in additional countries, which entails various risks, such as identifying, vetting and managing new business relationships, reliance on these new vendors maintaining quality control over their products, and protecting our intellectual property rights. However, there is no guarantee that the Company will be able to identify, vet, and onboard alternative vendors that provide similar cost, and quality of existing suppliers.

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

We measure our data security effectiveness through industry accepted methods and remediate significant findings. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third-party as part of our business continuity preparedness. We also have processes in place to prevent disruptions resulting from the implementation of new software and systems of the latest technology. We have implemented solutions, processes, and procedures to help mitigate the risk of cyber-attacks, such as conducting annual vulnerability testing, identifying remediation initiatives and establishing emergency response plans, but there can be no assurance these efforts will successfully deter future cyber-attacks. Our Audit Committee is responsible for oversight of the activities of our IT department (which reports to our Senior Vice President and Chief Information Officer ("CIO")) and receives quarterly reports from our CIO that cover, among other things, cybersecurity threats, mitigation measures, and preventative procedures and software.

Although our IT systems are protected through various network security measures, our facilities and systems, and those of our third-party service providers with which we do business, may nevertheless be vulnerable to security breaches, cyber-attacks (any adverse event that threatens the confidentiality, integrity or availability of our information resources) vandalism, power outages, natural disasters, computer system failures, telecommunication or network failures, computer viruses, malware, misplaced or lost data, programming and/or human errors or other similar events. From time to time, we have experienced efforts by unknown persons, including “bots”, to access or breach our information systems, and these efforts can be expected to continue in the future. Furthermore, the ongoing military conflicts between Ukraine and Russia and in the Middle East and the potential for retaliatory acts of cyberwarfare from Russia or other state or non-state actors against U.S. companies could result in increased cyber-attacks against us. While we have successfully defended against such efforts in the past, there can be no assurance we will be able to protect sensitive data and/or the integrity of the Company's information systems and to defend against such efforts in the future.

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

•We have identified material weaknesses in our internal control over financial reporting associated with certain Information Technology General Controls (ITGCs). If we are unable to remediate this, or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our stock price and access to the capital markets.

As a public company, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with our year-end assessment as part of this Annual Report, we determined that, as of December 31, 2023, we did not maintain effective internal control over financial reporting due to material weaknesses we identified in the design and operation of certain ITGCs relevant to our key accounting, reporting, and proprietary information technology (IT) systems, as more fully described in Item 9A, "Controls and Procedures" of this Form 10-K. These material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. However, if we are unable to remediate this matter we cannot guarantee this will be the case in future periods.

While we are in the process of implementing changes to remediate the material weaknesses identified, we cannot be certain as to when remediation will be complete or if the remediation efforts will be successful. Further, remediation efforts may place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management in a timely manner or in identifying and remediating additional control deficiencies, including material weaknesses, in the future. Any failure to remediate the material weaknesses identified, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition, results of operations or cash flows and cause a decline in the market price of our stock.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the Canadian Dollar and the Indian Rupee. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in countries outside the United States, and non-U.S. sales accounted for approximately 5.3% of our net sales from continuing operations during 2023. To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

•Concentration of Ownership and Control Limits Stockholders Ability to Influence Corporate Actions.

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 66.2% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions. Under NYSE rules, as a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a controlled company, we currently rely on the exemption from the requirement that the majority of our board of directors consist of independent directors, and although we currently have an independent Compensation Committee and Nominating/Corporate Governance Committee, as long as the we remain a “controlled company,” we may elect in the future to take advantage of any of these other exemptions. Accordingly, our common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

The Company's acquisition of Indoff in May 2023 resulted in the recording of significant intangible assets and goodwill totaling approximately $64.8 million. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired, we may be required to record a significant charge to earnings in the period during which the impairment is discovered. The consolidated carrying amounts of goodwill and intangible assets are $69.3 million as of December 31, 2023.

•Our business is dependent on certain key personnel.

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

•We exited our North American Technology Products Group ("NATG") business in 2015 and could incur costs in excess of our estimated exit expenses.

The Company has substantially completed the wind-down activities related to the NATG business, although certain NATG activities related to sublet facilities continue. The Company expects that total additional NATG exit costs incurred during 2024 or later may aggregate up to $0.5 million, which will be presented in discontinued operations. In 2023, we executed a sublease agreement for the full remaining term of the lease. In the event, the sub lessee is unable to fulfill its obligations, we would be responsible for the remaining rents due under the lease.

•We may encounter difficulties with acquisitions, including our recent Indoff acquisition, and other strategic transactions which could harm our business.

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

On May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff. There can be no assurance that such integration will occur on the expected timeframe or at all, or that we will realize the anticipated benefits and synergies from this or any other future acquisition. Furthermore, our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this or any future acquisition may prove to be incorrect.

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses, including Indoff, may not be successful may take longer or be more difficult, time-consuming or costly to accomplish than anticipated and could result in disruption to other parts of our business. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our consolidated business and operating results and could result in disruption to other parts of our business.

•Our operations are subject to the effects of a rising rate of inflation.

Inflationary pressures have increased our costs in the past and may again in the future. To the extent we are unable to offset these cost increases through higher prices or other measures, our operating results may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our processes for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on the standardized framework established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards. The NIST Cybersecurity Framework (“NIST CSF”) helps the Company prioritize its cybersecurity activities and take a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect the Company’s operations, finances, legal or regulatory compliance, or reputation. We rely on a cybersecurity team that works to identify, protect against, detect, respond to, and recover from cybersecurity threats and incidents through risk management and strategy. Our cybersecurity team has adopted procedures to promptly address material risks to the Company’s cybersecurity environment, with a triage and remediation protocol in place. Once identified, cybersecurity risks and related mitigation efforts are prioritized based on their potential impact, likelihood, velocity, and vulnerability, considering both quantitative and qualitative factors. Risk mitigation strategies are developed and implemented based on the specific nature of each cybersecurity risk. These strategies include, among others, the application of cybersecurity policies and procedures, implementation of administrative, technical, and physical controls, and employee training, education, and awareness initiatives.

As part of our cybersecurity defense structure, our internal cybersecurity team performs the following actions, without exclusion: (i) tracking cybersecurity risks, threats and incidents to help identify and analyze them; (ii) promptly reporting significant cybersecurity risks, threats and incidents to our CIO; and (iii) utilizing third-party vendors and software for review, testing, preemption and monitoring of cybersecurity risks, threats and incidents.

In addition, our CIO closely monitors the cybersecurity team’s approach with regular reviews of security risks and vulnerabilities, security strategy and the implementation of mitigation plans and technology, and reports quarterly to our Audit

Committee and Board of Directors on, among other things, threats, mitigation measures, and preventative procedures and software.

We have a robust cybersecurity training and awareness program that requires all employees to complete mandatory cybersecurity awareness, information handling, and privacy training at the time of onboarding and on an annual basis thereafter. In addition, we regularly test our employees compliance with best practices using various techniques, such as simulated phishing campaigns, to validate the efficacy of our cybersecurity training.

We have implemented solutions, processes, and procedures to help mitigate the risk of cyberattacks, such as conducting annual vulnerability testing, and periodically engaging third-party experts to assist us with tasks such as implementing our incident response plan and conducting tabletop exercises.

The Company tracks key performance indicators and cybersecurity metrics to evaluate the efficacy of its cybersecurity controls and practices. Furthermore, the Company’s cybersecurity program is periodically reviewed and adjusted in an effort to maintain the program’s agility and responsiveness as circumstances evolve, new cybersecurity threats emerge, and regulations change.

As are other businesses, from time to time, we have experienced efforts by unknown persons, including “bots”, to access or breach our information systems, which have been prevented based on measures put in place by the Company. However, there can be no assurance we will be able to protect sensitive data and/or the integrity of the Company's information systems and to defend against such efforts in the future. See Item 1A. “Risk Factors” of this Form 10-K.

Governance

As the head of our cybersecurity team, our CIO reports quarterly on cybersecurity to our Audit Committee, which has primary responsibility for cybersecurity oversight, and also to our full Board and regularly reports to the Chief Executive Officer on such cybersecurity matters. Cybersecurity risk is assessed and tracked as a significant risk faced by the Company and is closely managed along key risk indicators covering security maturity, risk exposure, and security operations. Performance against these indicators is regularly measured and discussed, among other things, in our Board reporting.

The members of our cybersecurity team have risk management backgrounds, certifications, and/or cyber experience in prior professional roles and at the Company. The team maintains expertise on cyber risk management through certified security professionals on staff, external training and affiliations with relevant organizations. Additionally, we regularly engage with third party assessors, consultants, and advisors as needed for reviews and testing of our cybersecurity risk management systems.

We have established a comprehensive incident response and recovery plan to identify, protect, respond to and recover from cybersecurity threats and incidents. The plan includes processes for the activation of the crisis management team (comprised of the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel), incident handling, and prompt and fulsome reporting to the Board upon discovery of a breach that could reasonably be material upon further investigation. Our procedures require reporting up the chain of command, even while materiality assessments are still being determined. In addition, we have pre-negotiated contracts with external third-party incident response providers to guide and assist the internal crisis management team as needed.

Item 2. Properties.

We operate our business from numerous facilities in North America and Asia. These facilities include our headquarters location, administrative offices, telephone call centers and distribution centers. Certain facilities handle multiple functions. All of our facilities are leased.

North America

As of December 31, 2023, we have six primary distribution centers in North America and Canada, which aggregate approximately 2.8 million square feet of space. The Company also has smaller distribution facilities located in North America and Canada. The Company has sublet certain office and warehouse distribution space in Canada, which aggregates to approximately 212,000 square feet.

Our headquarters, administrative offices and call centers aggregate approximately 217,000 square feet of space.

The Company has one business to business call center and one warehouse from its discontinued NATG business that are sublet. These properties aggregate to approximately 0.4 million square feet of space.

Asia

As of December 31, 2023 we leased three administrative offices in Asia aggregating approximately 16,300 square feet of space.

Please refer to Note 5 to the consolidated financial statements for additional information about leased properties.

Item 3. Legal Proceedings.

For a description of the Company's legal proceedings, see Note 16, Commitments, Contingencies and Other Matters, of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Global Industrial's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “GIC.”

In February 2024, the Company's Board of Directors declared a regular cash dividend of $0.25 per share to common stock shareholders of record at the close of business on March 11, 2024, payable on March 18, 2024.

Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we anticipate continuing a regular quarterly dividend in the future, subject to availability limitations under our credit facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 10 of “Notes to Consolidated Financial Statements”.

Information regarding securities authorized for issuance under equity compensation plans relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders and is incorporated by reference herein.

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

During 2023, 2022 and 2021, no shares were repurchased. The maximum number of shares that may yet be purchased under the program total approximately 1,375,000.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Global Industrial Company, through its subsidiaries, is a value-added industrial distributor of more than hundreds of thousands of industrial and MRO products in North America going to market through a system of branded e-commerce websites and relationship marketers.

On May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff, a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, for approximately $72.6 million in cash. This acquisition expands the Company's presence in the MRO market in North America. The Indoff accounts are included in the accompanying consolidated financial statements from the date of acquisition. See Note 4, Acquisition, of Notes to Consolidated Financial Statements for additional financial information regarding the acquisition.

Continuing Operations

The Company sells a wide array of industrial and MRO products, which are marketed in North America. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: Global™, GlobalIndustrial.com™, Nexel™, Paramount™, Interion™ and Absocold™.

Discontinued Operations

The Company's discontinued operations include the results of the North American Technology Group ("NATG") business sold in December 2015 (see Note 1 and Note 8 to the Consolidated Financial Statements).

Operating Conditions

The North American industrial products market is highly fragmented and we compete against companies in multiple distribution channels. Industrial products distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment.

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

The Company has elected to omit discussion of the earliest year presented, December 31, 2021, in MD&A. This discussion can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2022, filed on February 23, 2023.

Business Outlook

As we enter 2024, we believe we have the right plan in place to build upon the progress of the last year. Initiatives across the business are designed to elevate and highlight Global Industrial’s position as an indispensable business partner, and the value we bring every day to our customers. Investments in key performance areas are designed to strengthen our competitive position, drive operational efficiencies, and help us capture share.

Highlights from 2023 vs. 2022

The following discussion of our results of operations and financial condition will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•Consolidated sales increased 9.3% to $1.27 billion in U.S. dollars compared to $1.17 billion last year. Excluding Indoff, sales declined 0.7% as compared to the year ago period and 0.3% on an average daily sales basis*.
•Consolidated gross margin declined to 34.2 % compared to 36.1% last year. Excluding Indoff, gross margin was 35.5%.
•Consolidated operating income from continuing operations decreased 8.3% to $96.5 million compared to $105.2 million last year. Excluding Indoff, operating income was $90.8 million, a decrease of 13.7%.
•Net income per diluted share from continuing operations decreased 9.8% to $1.84 compared to $2.04 last year.

*Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate. There were 253 selling days in the U.S. in 2023 compared to 254 selling days in 2022 and 250 selling days in Canada in 2023 compared to 251 selling days in 2022.

Results of Operations(1)

Key Performance Indicators (in millions):

	Years Ended December 31,		Change
	2023	2022	2023 vs. 2022
Results of continuing operations:
Consolidated net sales	$1,274.3	$1,166.1	9.3%
Consolidated gross profit	$435.8	$421.2	3.5%
Consolidated gross margin	34.2%	36.1%	(1.9)%
Consolidated SD&A costs	$339.3	$316.0	7.4%
Consolidated SD&A costs as % of sales	26.6%	27.1%	(0.5)%
Consolidated operating income	$96.5	$105.2	(8.3)%
Consolidated operating margin from continuing operations:	7.6%	9.0%	(1.4)%
Effective income tax rate	25.7%	24.8%	0.9%
Net income from continuing operations	$70.7	$78.1	(9.5)%
Net margin from continuing operations	5.5%	6.7%	(1.2)%
Net income from discontinued operations, net of tax	$0.0	$0.7	(100.0)%

1
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years are described as if they ended on the last day of the respective calendar month.  Fiscal years 2023 and 2022 ended on December 30, 2023 and December 31, 2022, respectively. The fiscal years ended 2023 and 2022 included 52 weeks.

Management’s discussion and analysis that follows will include current operations and discontinued operations.

NET SALES

The Company's net sales increased 9.3% to $1.27 billion compared to $1.17 billion in 2022, benefiting from the Indoff acquisition on May 19, 2023. Excluding sales contributed by Indoff, full year and average daily sales decreased 0.7% and 0.3%, respectively, compared to prior year reflecting the soft demand environment experienced in the first half of 2023 which improved as we continued through the year. Sales increased 4.1% in the second half of 2023 which benefited by our second consecutive quarter of revenue growth in the fourth quarter, which improved 5.1% over the prior year. The Company's sales reflect a leading performance by our web business, strong customer acquisition, and growth in our public sector sales group partially offset by lower price capture associated with passing through lowering costs of inbound transportation. Our private brand offering continued to represent approximately 50% of total sales, down slightly from prior year associated with improved volume offset by lower price capture. U.S. sales, including Indoff, increased 10.2% compared to the full year of 2022 and Canada sales declined 5.3%, 1.7% in local currency.

There were 253 selling days in the U.S. in 2023 compared to 254 selling days in 2022 and 250 selling days in Canada in 2023 compared to 251 selling days in 2022.

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

Gross margin was 34.2% compared to 36.1% in the prior year, a 190 basis point reduction, reflecting the inclusion of Indoff's lower gross margin profile. Excluding Indoff, gross margin was 35.5%, a 60 basis points reduction compared to prior year reflecting the impact of planned proactive promotions and freight actions, as well as, the sell through of certain high cost inventory products, specifically within our cooling category. The Company's margin reflects a nearly 40 basis point and 10 basis point benefit in the fourth quarter of 2023 and fiscal year 2023, respectively, from a one-time settlement with a former less-than-truckload ("LTL") freight partner. In 2022 gross margin benefited from strong price realization and lower inventory cost flow through, both of which have now waned in 2023.

Management of our margin profile remains a key focus for the Company. Performance will continue to reflect the impact of proactive promotion and freight actions as part of our competitive pricing initiatives, as well as, the impact of Indoff's lower gross margin profile on consolidated gross margin. The Company may also experience margin variability in future periods due to the current economic environment, inflationary pressures and historical seasonality.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

Selling, distribution and administrative expenses totaled $339.3 million and $316.0 million for the years ended December 31, 2023 and 2022, respectively.

SD&A costs as a percentage of sales improved approximately 50 basis points in 2023 compared to 2022. SD&A primarily reflects the benefit of Indoff's lower cost structure as well as general cost controls within the organic business. Total compensation and related costs savings of approximately $4.6 million were realized, of which approximately $4.8 million related to a reduction in variable incentive and equity compensation expenses related to performance and approximately $3.9 million of decreased spend for temporary help. Offsetting these savings was approximately $1.6 million of increased costs due to various severance arrangements and approximately $2.5 million of other salary and related costs. Other additional costs included increased planned net marketing spend of approximately $7.0 million, approximately $1.0 million of acquisition related expenses and approximately $19.4 million of SD&A expenses related to Indoff, including $1.9 million of intangible asset amortization.

DISCONTINUED OPERATIONS

The Company's discontinued operations include the results of the NATG businesses sold in December 2015 (see Note 1 and Note 8 to the Consolidated Financial Statements).

During 2023, the Company's discontinued operations net loss was de minimis as sublet income and resolution of certain liabilities offset the operating expenses incurred during the year.

During 2022, the Company recorded net income in its discontinued operations of approximately $0.7 million primarily related to the resolution of certain liabilities.

OPERATING MARGIN

The Company's operating margin declined 140 basis points in 2023 compared to 2022, primarily driven by the gross margin decline offset by savings in SD&A expenses. In 2022, operating margin increased primarily due to the product mix shift to in stock and private brand products and efficiencies in our marketing efforts.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $1.1 million for 2023 and 2022. These costs reflect the outstanding loan balance, utilized to partially fund the Indoff acquisition in May 2023, which were repaid in the third quarter of 2023 and to partially fund inflationary inventory costs in 2022. The Company also recorded foreign exchange losses of approximately $0.2 million in 2023 and $0.3 million in 2022.

INCOME TAXES

The Company recorded net tax expense in continuing operations for 2023 of $24.5 million, or 25.7%. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and India operations, including tax expense for certain U.S. states. Non-deductible expenses, including executive compensation, was approximately $2.5 million. The increase in the tax rate in 2023 as compared to 2022 is attributed to higher foreign taxable net income inclusion in the U.S. and additional state tax expense resulting from the acquisition of Indoff.

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

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2023	2022	$ Change
Cash and cash equivalents	$34.4	$28.5	$5.9
Accounts receivable, net	$130.7	$108.0	$22.7
Inventories	$150.8	$179.4	$(28.6)
Prepaid expenses and other current assets	$13.9	$9.8	$4.1
Accounts payable	$111.0	$96.9	$14.1
Accrued expenses and other current liabilities	$49.1	$43.2	$5.9
Short-term debt	$0.0	0.6	$(0.6)
Operating lease liabilities	$14.1	$12.4	$1.7
Working capital	$155.6	$172.6	$(17.0)

Historical Cash Flows

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities from continuing operations	$112.0	$49.8
Net cash provided by operating activities from discontinued operations	$0.0	$0.4
Net cash used in investing activities from continuing operations	$(76.2)	$(7.1)
Net cash used in financing activities from continuing operations	$(29.7)	$(29.7)
Effects of exchange rates on cash	$(0.2)	$(0.3)
Net increase in cash and cash equivalents	$5.9	$13.1

Our primary liquidity needs are to support working capital requirements in our business, funding recently declared and any future dividends, funding capital expenditures and inventory purchases, continuing investment in upgrading and expanding our technological capabilities specifically related to additional functionality and enhanced navigation of our new web platform, continuing investment in upgrading our distribution footprint and funding acquisitions. We rely upon operating cash flow and our credit facility to meet those needs. We currently believe that current cash on hand, cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital decreased $17.0 million primarily related to lower inventory balances and higher accounts payable, accrued expenses and other current liabilities balances offset by increased accounts receivable and cash balances. Our inventory balance decrease is primarily associated with decreased cost of capitalized freight associated with normalizing costs of inbound ocean freight, as well as a reduction of safety stock levels, made possible by improved supply chain performance. Accounts receivable days outstanding were 37.3 in 2023 compared to 38.3 in 2022. Inventory turns were 5.3 in 2023 compared to 3.8 in 2022 and accounts payable days outstanding were 50.0 in 2023 compared to 56.6 in 2022. We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $112.0 million attributable to cash generated from net income adjusted by other non-cash items which provided $85.3 million in 2023 compared to $88.0 million provided in 2022. This decrease is primarily the result of lower income in 2023 offset by increased depreciation and amortization expenses. In addition, changes in our working capital accounts provided $26.7 million in 2023 compared to $38.2 million used in 2022, primarily the result of changes in inventory and accounts payable balances. Net cash provided by operating activities from discontinued operations was $0.0 million and $0.4 million in 2023 and 2022, respectively.

Investing Activities

Net cash used in investing activities totaled $76.2 million and $7.1 million for 2023 and 2022 respectively In 2023, $72.6 million was used for the purchase of Indoff, offset by $0.3 million of cash acquired, with the balance of $3.9 million used for warehouse machinery and equipment for our U.S. warehouses and new Canadian distribution center, leasehold improvements, computer equipment upgrades and molds. In 2022, investing activities was used for warehouse machinery and equipment, primarily related to our new Canadian distribution center, leasehold improvements, computer equipment and software.

Financing Activities

Net cash used in financing activities was $29.7 million in 2023 and 2022, respectively. In 2023, net cash used in financing activities primarily related to the regular quarterly dividend of $0.20 per common share which totaled $30.6 million and net repayments of short-term borrowings of $0.6 million. Offsetting these payments, were net proceeds of $0.1 million from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld and proceeds of $1.4 million from the issuance of common stock from our employee stock purchase plan. In 2022, net cash used in financing activities primarily related to the regular quarterly dividend of $0.18 per common share which totaled approximately $27.6 million and net repayments of short-term borrowings of $3.9 million. Offsetting these payments, were proceeds from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld, totaled $0.4 million and proceeds from the issuance of common stock from our employee stock purchase plan totaled $1.4 million.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate ("SOFR"), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2023, eligible collateral under the credit agreement was $105.4 million, total availability was $102.8 million, total outstanding letters of credit was $1.6 million, total excess availability was $101.2 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2023.

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

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition.  We are not currently interest rate sensitive, as we have no outstanding debt.

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility. In 2024 we anticipate capital expenditures to be in the range of $6.0 to $8.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of December 31, 2023, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2023 cash balances held in foreign subsidiaries totaled approximately $4.2 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $131 million of liquidity (cash and an undrawn line of credit) in the U.S. as of December 31, 2023.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expire at various dates through 2032. As of December 31, 2023 we were obligated for approximately $117.6 million under these non-cancelable operating leases. In 2024 we anticipate cash expenditures of approximately $19.0 million for these operating leases.  We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying, in the United States and Canada.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. As of December 31, 2023 we were obligated for approximately $32.3 million under these commitments. In 2024 we anticipate cash expenditures of approximately $7.8 million related to these commitments. In addition to the previously mentioned commitments, we had $1.6 million of standby letters of credit outstanding as of December 31, 2023.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2023, the Company had no material uncertain tax positions.

Discontinued Operations

The Company's discontinued operations include the former North American Technology Group business sold in December 2015 (see Note 1 and Note 8 to the Consolidated Financial Statements).

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

Revenue Recognition

The Company recognizes revenue from contracts with its customers utilizing the following steps:
•Identifying the contract with the customer
▪Identifying the performance obligations under the contract
▪Determining the transaction price
▪Allocating transaction price to performance obligations, if necessary
▪Recognizing revenue as performance obligations are satisfied

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company had approximately $3.3 million of contract obligations or liabilities as of December 31, 2023 and $0.0 million as of December 31, 2022. The increase in the contract liability balance is related to the Indoff acquisition.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.1 million at December 31, 2023 and $2.2 million at December 31, 2022, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Inventory Valuation

We value our inventories at the lower of cost or net realizable value; cost being determined on the first-in, first-out method or average cost method. Excess and obsolete or unmarketable merchandise are written down based on historical experience, assumptions about future product demand and market conditions. If market conditions are less favorable than projected or if technological developments result in accelerated obsolescence, additional write-downs may be required. While obsolescence and resultant markdowns have been within expectations, there can be no guarantee that we will continue to experience the same level of markdowns we have in the past. The Company estimates the net realizable value of its inventory by considering factors such as inventory levels, historical write-off information, market conditions, estimated direct selling costs and physical condition of the inventory.

Our inventory reserve estimates for the years ended December 31, 2023 and 2022 have not been materially different than our actual experience. However, if in the future our estimates are materially different than our actual experience we could have a material loss adjustment.

Business Combinations

We follow ASC 805, Business Combinations, for our acquisition accounting. ASC 805 provides a framework for entities to use in evaluating whether an integrated set of assets and activities should be accounted for as an acquisition of a business or a group of assets. If the transaction is an acquisition of a business then the fair value of the transaction is used to establish a new accounting basis of the acquired entity. The acquirer recognizes and measures the assets acquired and liabilities assumed at their full fair values as of the date control is obtained.

On May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff, a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, for approximately $72.6 million in cash. The transaction was accounted for using the acquisition method of accounting and the fair value of the transaction was used to establish a new accounting basis of Indoff. The Company recognized and measured the assets acquired and liabilities assumed at their full fair values as of the date of the acquisition.

The purchase price of Indoff was allocated between the net tangible assets acquired and the identified intangible assets, customer lists and trademarks, with the residual of the purchase price recorded as goodwill. Estimates were used in determining the fair value of the customer lists and trademarks. The significant assumptions used to estimate the fair value of the acquired intangible assets include projected revenue growth rates, customer retention rates, weighted average cost of capital rate, pretax earnings and resulting discounted cash flows. These assumptions are forward-looking and could be impacted by future business activity and market conditions. If in the future our estimates are determined to be materially different than our actual experience and these differences result in us failing to achieve projected results, we could have a material impairment of our intangible assets and/or goodwill.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $6.8 million and pretax income would have changed by approximately $0.4 million if average foreign exchange rates changed by 10% in 2023. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2023 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2023, we had no outstanding debt under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 because of material weaknesses identified in the design and operation of certain key Information Technology General Controls (ITGCs) described below.

However, giving full consideration to the material weaknesses, the control deficiencies did not result in any identified misstatements, and the Company's management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this report.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.   Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls were not effective as of December 31, 2023 due to material weaknesses in the design and operation of certain key Information Technology General Controls ("ITGCs").

Despite the finding of these material weaknesses, management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. Additional detail on the nature of the material weaknesses, and managements conclusions can be found below.

On May 19, 2023, the Company acquired 100% of the outstanding equity interests of Indoff. As of December 31, 2023, we were in the process of integrating Indoff’s operations, including internal controls over financial reporting. Therefore, consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Indoff from its evaluation of the effectiveness of the Company's disclosure controls and procedures. Indoff represented approximately 6% and 9% of the Company's consolidated total assets and net sales at December 31, 2023, respectively.

Inadequate Information Technology General Controls and Business Process Controls

We identified material weaknesses in the design and operation of ITGCs related to our key accounting, reporting, and proprietary information technology (IT) systems, including related IT tools supporting the Company’s financial reporting processes and controls performed by the company in support of the SOC1’s for those applications, supported by third party service organizations. More specifically, the Company did not maintain effective IT general controls to verify appropriate implementation of (i) change management, including validating that changes to IT applications are appropriate and functioning as intended; (ii) logical access, including ensuring that access to IT applications is appropriate and is granted only to authorized users; and (iii) IT operations, including ensuring that critical batch and interface jobs are monitored and privileges are appropriately granted. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems, including those in support of third party service organizations, were also deemed ineffective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023 and issued an adverse report on the effectiveness of our internal control over financial reporting for the periods ending December 31 2023, and 2022, as stated in its report, which is included herein.

As a result of the identification of the material weaknesses, and prior to filing this Annual Report, along with our auditors, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the years ended December 31, 2023 and 2022 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Part IV of this Annual Report, and we have developed a remediation plan for the material weaknesses, which is described below.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

The Company is in the process of implementing changes associated with the design, implementation, and monitoring of ITGCs in the areas of IT operations, user access, and change management for IT applications supporting all of the Company’s financial statement preparation and reporting processes to ensure that internal controls are designed and operating effectively. Our remediation plans will include:

•Engaging an expert accounting advisory firm to evaluate the design of our controls as well as to assist with the documentation, remediation, and testing of the ITGCs over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Treadway Commission
•Training of relevant personnel on the design and operation of our ITGCs over financial reporting
•Implementation of controls that increase the frequency of periodic re-evaluation of user access privileges, including administrative access.
•Adoption of the principles of limited access rights and access for all system users as well as the rationalization of access privileges for all system users and critical transactions, based on job responsibilities considering segregation of duties.

We believe that these actions, collectively, will remediate the material weaknesses identified. However, we will not be able to conclude that we have completely remediated the material weaknesses until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediate controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. As previously disclosed in the Form 10-Q filed for the quarterly period ended June 30, 2023, the Company is currently integrating Indoff LLC’s operations into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates Indoff LLC into the Company's overall internal control over financial reporting process.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Industrial Company

Opinion on Internal Control over Financial Reporting

We have audited Global Industrial Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Global Industrial Company (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired businesses, Indoff LLC, which is included in the 2023 consolidated financial statements of the Company and constituted 6% of total assets as of December 31, 2023 and 9% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Indoff LLC.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to the ineffective design and operation of information technology ("IT") general controls for IT applications supporting the Company’s internal control over financial reporting processes. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 12, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
March 12, 2024

Item 9B. Other Information.

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

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
10.26
Securities Purchase Agreement, dated as of May 19, 2023, by and among GIH Holdings Inc., Indoff Holdings, Inc., John Spreck Ross, as trustee of the Trust Agreement of John Spreck Ross dated 7/31/75, John S. Ross, Jr., Laura Ross Greiner, Jeffrey J. Ross, and Margaret Ross McDonough, as trustees of the Ross Family Irrevocable Trust No. 4 dated 11/23/2017, John Spreck Ross and Jeffrey J. Ross (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2023).

10.27*	Form of Performance-Based Restricted Stock Unit Agreement under the Global Industrial Company 2020 Omnibus Long Term Incentive Plan (filed herewith).
10.28*	Form of Time-Based Restricted Stock Unit Agreement under the Global Industrial Company 2020 Omnibus Long Term Incentive Plan (filed herewith).
10.29*	Form of Non-Qualified Option to Purchase under the Global Industrial Company 2020 Omnibus Long Term Incentive Plan (filed herewith).
14	Corporate Ethics Policy for Officers, Directors and Employees (revised as of October 2021) (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2021).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	Global Industrial Company Clawback Policy, effective as of October 2, 2023 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD B. LEEDS	Executive Chairman and Director	March 12, 2024
Richard B. Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	March 12, 2024
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	March 12, 2024
Robert Leeds

/s/ BARRY LITWIN	Chief Executive Officer	March 12, 2024
Barry Litwin	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Senior Vice President and Chief Financial Officer	March 12, 2024
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	March 12, 2024
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT D. ROSENTHAL	Director	March 12, 2024
Robert D. Rosenthal

/s/ CHAD M. LINDBLOOM	Director	March 12, 2024
Chad M. Lindbloom

/s/ GARY S. MICHEL	Director	March 12, 2024
Gary S. Michel

/s/ PAUL S. PEARLMAN	Director	March 12, 2024
Paul S. Pearlman

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Global Industrial Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Industrial Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of Inventory Valuation Reserves
Description of the Matter
As of December 31, 2023, the Company’s net inventory balance was $150.8 million. As described in Note 2 to the consolidated financial statements, management records inventory at the lower of its cost or net realizable value. The valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory, which includes the consideration of slow-moving or obsolete inventory. To establish the inventory valuation reserves the Company considers factors such as market conditions, inventory levels, historical write-off information and assumptions regarding future demand and direct selling costs.

Auditing management’s inventory valuation reserves was complex as auditor judgment was necessary in evaluating the amounts that should be reserved based on the assumptions described above.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design effectiveness of controls over the inventory reserve process, including controls over the assumptions described above, that are used in management’s calculation.

Our audit procedures to test the adequacy of the inventory valuation reserve included, among others, evaluating the appropriateness of management’s inputs to the inventory valuation reserve calculation, including testing the completeness and accuracy of the data used in management’s calculation such as historical write-off activity, direct selling costs, market prices and inventory levels for each product. We compared actual write-off activity and current market prices to the assumptions used in the inventory valuation reserve estimated by the Company in prior years. We also tested, the mathematical accuracy of the Company’s reserve calculation, performed inquiries of the Company’s management and obtained documentation to evaluate the Company’s estimate.

Valuation of Customer Lists from the Indoff LLC Acquisition
Description of the Matter
As described in Note 4 to the consolidated financial statements, during the year ended December 31, 2023, the Company completed the acquisition of Indoff LLC for total consideration of $72.6 million, net of cash acquired. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

Auditing the Company's accounting for its acquisition of Indoff LLC required complex auditor judgment due to the significant estimation uncertainty inherent in determining the fair value of the acquired customer lists. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation techniques used to measure the fair value of this intangible asset as well as the sensitivity of the respective fair value to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the acquired customer lists included revenue growth rates, customer retention rate, EBITDA margin, royalty rate and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the valuation of customer lists from the Indoff LLC acquisition. For example, we tested controls over management’s review of the valuation models and significant assumptions described above.

To test the estimated fair value of the acquired customer lists, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. For example, we compared the revenue growth rates and operating margins to the historical results of the acquired business. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer lists that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist us in our evaluation of the valuation methodologies and certain significant assumptions used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

New York, New York
March 12, 2024

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2023	2022
ASSETS:
Current assets:
Cash and cash equivalents	$34.4	$28.5
Accounts receivable, (net of allowance for credit losses of $2.9 and $2.3, respectively)	130.7	108.0
Inventories	150.8	179.4
Prepaid expenses and other current assets	13.9	9.8
Total current assets	329.8	325.7

Property, plant and equipment, net	20.0	21.0
Operating lease right-of-use assets	84.4	90.3
Deferred income taxes	7.9	9.9
Goodwill and intangibles	69.3	6.6
Other assets	2.0	1.7
Total assets	$513.4	$455.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$111.0	$96.9
Accrued expenses and other current liabilities	49.1	43.2
Short term debt	0.0	0.6
Operating lease liabilities	14.1	12.4
Total current liabilities	174.2	$153.1

Operating lease liabilities	81.4	89.1
Other liabilities	2.6	2.6
Total liabilities	258.2	244.8

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none	0.0	0.0
Common stock, par value $0.01 per share, authorized 150 million shares; issued 39,123,102 and 39,064,239 shares; outstanding 38,074,344 and 37,960,605 shares	0.4	0.4
Additional paid-in capital	204.8	201.2
Treasury stock at cost —1,048,758 and 1,103,634 shares	(18.6)	(19.5)
Retained earnings	66.0	25.9
Accumulated other comprehensive income	2.6	2.4
Total shareholders’ equity	255.2	210.4
Total liabilities and shareholders’ equity	$513.4	$455.2

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$1,274.3	1,166.1	$1,063.1
Cost of sales	838.5	744.9	688.8
Gross profit	435.8	421.2	374.3
Selling, distribution and administrative expenses	339.3	316.0	286.3
Operating income from continuing operations	96.5	105.2	88.0
Foreign currency exchange loss	0.2	0.3	0.3
Interest and other expense	1.1	1.1	0.1
Income from continuing operations before income taxes	95.2	103.8	87.6
Provision for income taxes	24.5	25.7	17.5
Net income from continuing operations	70.7	78.1	70.1
Income from discontinued operations, net of tax	0.0	0.7	33.2
Net income	$70.7	$78.8	$103.3

Net income per common share from continuing operations:
Basic	$1.85	$2.05	$1.85
Diluted	$1.84	$2.04	$1.84
Net income per common share from discontinued operations:
Basic	$0.00	$0.02	$0.88
Diluted	$0.00	$0.02	$0.87
Net income per common share:
Basic	$1.85	$2.07	$2.73
Diluted	$1.84	$2.06	$2.71

Weighted average common and common equivalent shares:
Basic	38.1	38.0	37.8
Diluted	38.2	38.1	38.0

Dividends declared	0.80	0.72	1.64

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	70.7	78.8	$103.3
Other comprehensive income (loss):
Foreign currency translation	0.2	(0.9)	(0.1)
Total comprehensive income	$70.9	$77.9	$103.2

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$70.7	$78.1	$70.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6.4	3.9	3.7
Provision (benefit) for deferred income taxes	2.0	0.0	(3.2)
Provision for credit losses	3.2	1.6	2.8
Compensation expense related to equity compensation plans	3.0	4.5	2.9
Gain on dispositions and abandonment	0.0	(0.1)	0.0

Changes in operating assets and liabilities:
Accounts receivable	(2.6)	(3.3)	(7.4)
Inventories	33.3	(7.0)	(40.5)
Prepaid expenses and other assets	(0.8)	(1.8)	0.4
Income taxes	(1.1)	(7.1)	3.9
Accounts payable	1.2	(17.0)	19.7
Accrued expenses, other current liabilities and other liabilities	(3.3)	(2.0)	(4.8)
Net cash provided by operating activities from continuing operations	112.0	49.8	47.6
Net cash provided by operating activities from discontinued operations	0.0	0.4	2.2
Net cash provided by operating activities	112.0	50.2	49.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3.9)	(7.4)	(3.4)
Proceeds from disposals of property, plant and equipment	0.0	0.3	0.0
Purchase of Indoff LLC, net of cash acquired	(72.3)	0.0	0.0
Net cash used in investing activities from continuing operations	(76.2)	(7.1)	(3.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(30.6)	(27.6)	(62.5)
Borrowings under credit facility	50.6	119.0	45.2
Repayments under credit facility	(51.2)	(122.9)	(40.7)
Proceeds from issuance of common stock	0.6	0.8	4.9
Payment of payroll taxes on stock-based compensation through shares withheld	(0.5)	(0.4)	(3.0)
Proceeds from the issuance of common stock from employee stock purchase plans	1.4	1.4	1.1
Net cash used in financing activities from continuing operations	(29.7)	(29.7)	(55.0)

EFFECTS OF EXCHANGE RATES ON CASH	(0.2)	(0.3)	0.0

NET INCREASE (DECREASE) IN CASH	5.9	13.1	(8.6)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	28.5	15.4	24.0

CASH AND CASH EQUIVALENTS – END OF YEAR	$34.4	$28.5	$15.4

Supplemental disclosures:

Interest paid	$1.1	$1.2	$0.3
Income taxes paid	$23.7	$32.8	$27.0
Supplemental disclosures of non-cash operating and investing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating and finance leases	$6.3	$34.5	$2.6

See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2020	37,552	$0.4	$193.5	$(24.0)	$(66.5)	$3.4	$106.8
Stock-based compensation expense			2.9				2.9
Issuance of restricted stock	78		(1.3)	1.3			0.0
Stock withheld for employee taxes	(77)			(3.0)			(3.0)
Proceeds from issuance of common stock	246		(0.4)	5.3			4.9
Dividends					(62.3)		(62.3)
Issuance of shares under employee stock purchase plan	55		1.1				1.1
Change in cumulative translation adjustment						(0.1)	(0.1)
Net income					103.3		103.3
Balances, December 31, 2021	37,854	$0.4	$195.8	$(20.4)	$(25.5)	$3.3	153.6
Stock-based compensation expense			4.5				4.5
Issuance of restricted stock	32		(0.6)	0.6			0.0
Stock withheld for employee taxes	(12)			(0.4)			(0.4)
Proceeds from issuance of common stock	34		0.1	0.7			0.8
Dividends					(27.4)		(27.4)
Issuance of shares under employee stock purchase plan	53		1.4				1.4
Change in cumulative translation adjustment						(0.9)	(0.9)
Net income					78.8		78.8
Balances, December 31, 2022	37,961	$0.4	$201.2	$(19.5)	$25.9	$2.4	$210.4
Stock-based compensation expense			3.0				3.0
Issuance of restricted stock	44		(0.7)	0.7			0.0
Stock withheld for employee taxes	(19)		(0.2)	(0.3)			(0.5)
Proceeds from issuance of common stock	29		0.1	0.5			0.6
Dividends					(30.6)		(30.6)
Issuance of shares under employee stock purchase plan	59		1.4				1.4
Change in cumulative translation adjustment						0.2	0.2
Net income					70.7		70.7
Balances, December 31, 2023	38,074	$0.4	$204.8	$(18.6)	$66.0	$2.6	$255.2
See notes to consolidated financial statements.

GLOBAL INDUSTRIAL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Global Industrial Company, through its operating subsidiaries (collectively, the “Company” or “Global Industrial”), is a value-added industrial distributor of hundreds of thousands of industrial and maintenance, repair and operations ("MRO") products in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and maintenance, repair and operation products, markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of products is impractical.

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

Related Party Transactions

During 2023 and 2022, the Company incurred a de minimis amount of related party transactions other than those disclosed within the leases disclosure. During 2021, the Company recorded approximately $3.1 million in professional fee expense from a law firm which employs an immediate family member of one of the Company's Vice Chairmen.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Global Industrial Company, and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The full year of 2023, 2022 and 2021 included 52 weeks.

Use of Estimates in Financial Statements — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment, therefore, actual results could differ from these estimates.

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for credit losses, product returns liabilities, inventory reserves, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, goodwill and intangible assets, litigation and related legal accruals.

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

Inventories — Inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method or the average cost method. The Company estimates the net realizable value of its inventory by considering factors such as inventory levels, historical write-off information, market conditions, estimated direct selling costs and physical condition of the inventory.

Leases — The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company determines if an arrangement is an operating or finance lease at the inception of the lease. The Company has elected not to apply recognition requirements to leases with terms of one year or less. All other leases are recorded on the balance sheet, with Operating lease Right-of-Use ("ROU") assets representing the right to use the underlying asset for the lease term and Operating lease liabilities representing the obligation to make lease payments arising from the lease. The ROU assets and corresponding liabilities are recorded based upon the net present value of the lease payments, discounted using interest rates determined by utilizing such factors as the Company's current credit facility terms, length of the lease term, the Company's expected debt credit rating and comparable company term loan yields. Certain leases may include options to extend the lease, however, the Company is not including any impact of such options in the valuation of its ROU assets or liabilities as they are not probable of being extended. The Company's lease agreements do not contain residual value guarantees or restrictive covenants. The Company has sublease agreements for unused space as well as excess space in facilities we are currently occupying.

The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method over their estimated useful lives ranging from three years to fifteen years. Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases. During 2023, the Company disposed of property, plant and equipment and accumulated depreciation of approximately $1.3 million. During 2022, the Company disposed of property, plant and equipment of approximately $3.0 million and accumulated depreciation of approximately $2.9 million.

Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

Evaluation of Long-lived Assets — Long-lived assets are assets used in the Company’s operations and include definite-lived intangible assets, operating lease right of use assets, property and equipment used to generate sales and cash flows. Long-lived assets are evaluated for impairment by reviewing operating results, cash flows, future operating forecasts and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the asset group is impaired and an impairment loss is recorded..

Goodwill and Indefinite Lived Intangible Assets — Goodwill represents the excess of the cost of acquired assets over the fair value of the assets acquired. Indefinite lived intangible assets are assets acquired in an acquisition that are non-amortizing. The Company operates in three reporting units and in the fourth quarter of each year, or more frequently if impairment indicators exist, the Company tests goodwill and indefinite-lived intangibles for impairment. The Company performs a qualitative assessment of current circumstances, such as a reporting units' operating results, cash flows, future operating forecasts and anticipated future cash flows to determine the existence of impairment indicators and to assess if it is more likely than not that the fair value of the reporting unit or an indefinite lived intangible asset is less than its carrying value. If it is determined that the fair value of the reporting unit or an indefinite lived intangible asset may be less than its carrying value, the Company will do a quantitative impairment test. In the quantitative test the carrying value of the reporting unit or an indefinite-lived intangible asset is calculated and compared with its fair value. Any excess of the carrying value over fair value is recorded as an impairment loss.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation. The Company had approximately $3.3 million of contract obligations or liabilities as of December 31, 2023 and $0.0 million as of December 31, 2022. The increase in the contract liability balance in 2023 is related to the Indoff acquisition.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical return rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $2.1 million at December 31, 2023 and $2.2 million at December 31, 2022, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

Net advertising expenses were $79.8 million, $72.0 million and $65.3 million during 2023, 2022 and 2021, respectively, and are included in the accompanying consolidated statements of operations.

The Company utilizes advertising programs to drive traffic to its websites, support vendors, including catalogs, internet and magazine advertising, support brand awareness through sports marketing and other upper funnel brand advertising programs, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense.

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

Employee Benefit Plans — The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $1.9 million in 2023 and $1.5 million in 2022 and $1.4 million in 2021.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At December 31, 2023 and 2022, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amount of outstanding debt is considered to be representative of its respective fair values due to its variable interest rate. Cash is classified as Level 1 within the fair value hierarchy.

The fair value of goodwill, non-amortizing intangibles and long-lived assets is measured in connection with the Company’s annual impairment testing as discussed above.

The weighted average interest rate on short-term borrowings was 7.6% in 2023, 4.4% in 2022 and 4.3% in 2021.

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

The Company purchases substantially all of its products and components directly from both large and small manufacturers as well as large wholesale distributors.  No supplier accounted for 10% or more of our product purchases in 2023, 2022 and 2021. Most private brand products are manufactured by third parties to our specifications.

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

In December 2023, the FASB issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU should be applied on a prospective basis, but retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

3.CREDIT LOSSES

The following is a rollforward of the allowances for credit losses related to the Company's receivables for the year ended December 31, 2023 and 2022 (in millions):

	December 31,
	2023	2022
Balance at beginning of period	$2.3	$2.5
Current period provision	3.2	1.6
Write-offs - trade accounts receivable	(2.6)	(1.8)
Balance at end of period	$2.9	$2.3

4.ACQUISITION

On May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff, a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, for approximately $72.6 million in cash, $5.2 million of which was placed into an escrow account for two years to secure the sellers’ indemnification obligations under the purchase agreement. Under the terms of the escrow agreement the escrow amount will be reduced to $2.5 million on the one year anniversary of the closing date. This acquisition expands the Company's presence in the MRO market in North America. The acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The fair value assigned to the identified intangible assets acquired were based on assumptions and estimates made by management. The total associated transaction costs of the acquisition were approximately $1.0 million and were recorded in selling, distribution and administrative expenses in the Condensed Consolidated Statement of Operations. The Company acquired in the transaction customer lists and trademark assets and will be amortizing them over a ten-year period which will result in approximately $3.0 million in annual amortization expense. The acquisition was an asset acquisition for tax purposes and as such, the customer lists, trademarks and goodwill resulting from this acquisition will be tax deductible over a fifteen-year period. The Indoff accounts are included in the accompanying consolidated financial statements from the date of acquisition.

The Company prepared a preliminary purchase price fair value allocation of the assets acquired and liabilities assumed in the acquisition. The fair value allocation has not yet been finalized, principally related to the measurement of the acquired net working capital. Amounts below could change, potentially materially, as we finalize the valuations of the assets acquired and liabilities assumed. The following table details the preliminary fair values as of the acquisition date (in millions):

Purchase price:	$72.6
Less:
Cash	0.3
Accounts receivable	23.0
Inventories	4.6
Prepaid expenses and other current assets	2.5
Property, plant and equipment	0.3
Operating lease right-of-use assets	0.8
Customer lists	24.1
Trademarks	6.2
Other assets	0.1
Total identifiable assets acquired	$61.9
Accounts payable	(12.9)
Accrued expenses and other current liabilities	(5.9)
Deferred revenue	(4.2)
Operating lease liabilities	(0.8)
Total identifiable liabilities acquired	$(23.8)
Net identifiable assets acquired	38.1
Goodwill	$34.5
Total net assets acquired	$72.6

The amount allocated to goodwill reflects the benefits the Company expects to realize from the growth of the acquisition's operations.

For the year ended December 31, 2023, Indoff generated revenue and net income of approximately $116.5 million and $4.3 million, respectively.

The Company’s unaudited pro forma revenue and net income for the years ended December 31, 2023 and 2022 below have been prepared as if the Indoff acquisition had occurred on January 1, 2022. The pro forma information reflects certain adjustments related to the acquisition. This information is provided for illustrative purposes and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented (in millions):

	Year Ended December 31,
	2023	2022
Net sales	$1,338.0	$1,347.5
Net income from continuing operations	$73.3	$86.2
Net income per common share, diluted, from continuing operations	$1.92	$2.26

Nonrecurring charges directly related to the transaction of approximately $1.1 million, net of tax, have been eliminated from 2023 net income from continuing operations. Results for 2023 include approximately $1.9 million of amortization expense, related to the intangible assets acquired.

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

The Company's operating lease costs, included in continuing operations, was $17.0 million, $15.4 million and $13.9 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

Information relating to operating leases for continuing and discontinued operations as of December 31, 2023 and, 2022:

	Year Ended December 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases	7.2 years	8.2 years
Weighted Average Discount Rate
Operating leases	5.4%	5.4%
ROU assets obtained in exchange for operating and finance lease obligations	$6.3	$34.5

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2024	$19.0
2025	17.8
2026	15.7
2027	11.9
2028	12.0
Thereafter	41.2
Total lease payments	117.6
Less: interest	(22.1)
Total present value of lease liabilities	$95.5

The Company currently leases its headquarters office facility from an entity owned by the Company’s principal shareholders. Total rent expense recorded to related parties was $1.0 million in 2023, 2022 and 2021.

The Company has sublease agreements for unused facilities which expire at various dates through 2028. Total sublease income of $4.1 million, $2.7 million and $1.3 million was recorded for the years ended December 31, 2023, 2022 and 2021, respectively. Future rent streams related to sublease agreements consists of $4.9 million to be collected in less than one year, $8.6 million to be collected between one and three years and $1.7 million to be collected between three and five years.

6.REVENUE

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Net sales:
United States	$1,206.3	$1,094.3	$993.9
Canada	68.0	71.8	69.2
Consolidated	$1,274.3	$1,166.1	$1,063.1

7.    GOODWILL AND INTANGIBLES

The following table provides information related to the carrying value of goodwill and intangible assets (indefinite-lived and definite-lived) (in millions):

	December 31,
	2023	2022
Goodwill	$40.0	$5.5
Definite-lived intangibles	28.6	0.4
Indefinite-lived intangibles	0.7	0.7
Balances, December 31	$69.3	$6.6

Indefinite-lived intangible assets:

The following table provides information related to the carrying value of indefinite lived intangibles as of December 31, 2023 and 2022, respectively (in millions):

	December 31,
	2023	2022
Domain names	$0.7	$0.7

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets as of December 31, 2023 (in millions):

	December 31, 2023
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	10 yrs	$26.1	$3.3	$22.8	9.3
Trademarks	10 yrs	6.2	0.4	5.8	9.4
Total		$32.3	$3.7	$28.6	9.3

The following table summarizes information related to definite-lived intangible assets as of December 31, 2022 (in millions):

	December 31, 2022
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	10 yrs	$2.0	$1.6	$0.4	2.1
Domain Name	5 yrs	3.4	3.4	0.0	0.0
Total		$5.4	$5.0	$0.4	2.1

The aggregate amortization expense for these intangibles was approximately $2.1 million in 2023. The estimated amortization for future years ending December 31 is as follows (in millions):

2024	$3.2
2025	3.0
2026	3.0
2027	3.0
2028	3.0
Thereafter	13.4
Total	$28.6

8.    DISCONTINUED OPERATIONS

The Company's discontinued operations include the former North American Technology Group which was sold in December 2015 and has been winding down operations since then (see Note 1).

For the year ended December 31, 2023, net loss from the discontinued North American Technology business was de minimis. Net income for the years ended December 31, 2022 and 2021 totaled $0.7 million and $33.2 million, respectively. In the fourth quarter of 2021, the Company recorded net income of approximately $22.7 million primarily related to the resolution of certain liabilities of its previously discontinued operations.

The Company has substantially completed the wind-down activities related to the former North American Technology Group business, although certain activities related to sublet facilities continue. The net assets and liabilities of discontinued operations are immaterial other than the exit costs. The Company expects that total additional exit charges related to discontinued operations after this year may aggregate up to $0.5 million.

9.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2023	2022
Land improvements	$0.8	$0.8
Furniture and fixtures, office, computer and other equipment and software	43.0	42.4
Leasehold improvements	15.6	14.2
	59.4	57.4
Less accumulated depreciation and amortization	39.4	36.4
Property, plant and equipment, net	$20.0	$21.0

Depreciation charged to continuing operations for property, plant and equipment in 2023, 2022, and 2021 was $4.3 million, $3.7 million and $3.5 million, respectively, and is reported within selling, distribution and administrative expenses. During 2023, the Company disposed of property, plant and equipment and accumulated depreciation of $1.3 million. During 2022, the Company disposed of property, plant and equipment of approximately $3.0 million and accumulated depreciation of $2.9 million.

10.    CREDIT FACILITIES AND SHORT-TERM DEBT

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate ("SOFR"), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2023, eligible collateral under the credit agreement was $105.4 million, total availability was $102.8 million, total outstanding letters of credit was $1.6 million, total excess availability was $101.2 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2023.

11.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2023	2022
Payroll and employee benefits	$23.0	$22.5
Freight	7.3	7.7
Deferred revenue	3.5	0.0
Sales and GST taxes payable	3.9	2.9
Product returns liability	2.1	2.2
Other	9.3	7.9
Accrued expenses and other current liabilities	$49.1	$43.2

12. NET INCOME PER COMMON SHARE

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the years ended December 31, 2023, 2022 and 2021 (in millions, except for per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income from continuing operations	$70.7	$78.1	$70.1
Less: Distributed net income available to participating securities	(0.2)	(0.1)	(0.3)
Less: Undistributed net income available to participating securities	(0.2)	(0.2)	0.0
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$70.3	$77.8	$69.8
Add: Undistributed net income allocated to participating securities	0.2	0.2	0.0
Less: Undistributed net income reallocated to participating securities	(0.2)	(0.2)	0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$70.3	$77.8	$69.8
Denominator:
Weighted average shares outstanding for basic net income per share	38.1	38.0	37.8
Effect of dilutive securities	0.1	0.1	0.2
Weighted average shares outstanding for diluted net income per share	38.2	38.1	38.0

Net income per share from continuing operations:
Basic	$1.85	$2.05	$1.85
Diluted	$1.84	$2.04	$1.84

Net income from discontinued operations	$0.0	$0.7	$33.2
Less: Distributed net income available to participating securities	$0.0	$0.0	$0.0
Less: Undistributed net income available to participating securities	$0.0	$0.0	$(0.2)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$0.0	$0.7	$33.0
Add: Undistributed net income allocated to participating securities	$0.0	$0.0	$0.2
Less: Undistributed net income reallocated to participating securities	$0.0	$0.0	$(0.2)

Numerator for diluted net income per share:

Undistributed and distributed net income available to common shareholders	$0.0	$0.7	$33.0

Net income per share from discontinued operations:
Basic	$0.00	$0.02	$0.88
Diluted	$0.00	$0.02	$0.87

Net income per share:
Basic	$1.85	$2.07	$2.73
Diluted	$1.84	$2.06	$2.71

Potentially dilutive securities	0.2	0.1	0.1

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Global Industrial Company's common stock, and their inclusion would be anti-dilutive.

13.    STOCK REPURCHASES

In 2018, the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. During 2023, 2022 and 2021, no shares were repurchased. In 2020, the Company repurchased 392,337 common shares for approximately $7.2 million. The maximum number of shares that may yet be purchased under the Plan was approximately 1,375,000 at December 31, 2023.

14.    SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has two equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April 2010 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. The Company is no longer granting options or awards under this plan. A total of 313,863 options and 13,118 restricted stock units were outstanding under this plan as of December 31, 2023.

The 2020 Omnibus Stock Incentive Plan (“2020 Omnibus Plan”) - This plan was adopted in June 2020 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year (or $10.0 million in the case of cash performance awards). Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 227,794 options and 219,735 restricted stock units were outstanding under this plan as of December 31, 2023.

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

The fair value of the restricted stock ("RSU") and performance restricted stock ("PRSU") is the closing stock price on the NYSE of the Company's common stock on the date of grant or the closing stock price of the Company's common stock on the last business day prior to the grant date. Upon delivery, a portion of the RSU or PRSU award may be withheld to satisfy the statutory withholding taxes. The remaining RSUs or PRSUs will be settled in shares of the Company's common stock after the vesting period and on the prescribed delivery date. These RSUs and PRSUs have none of the rights of outstanding shares of common stock, other than rights to cash dividends, until common stock is distributed. The PRSUs awarded in 2023 are entitled to cash dividends on the vested, not unvested, units.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in continuing operations (selling, distribution and administrative expenses) for 2023, 2022 and 2021 was $0.9 million, $1.3 million, and $1.1 million respectively. The related future income tax benefits recognized for 2023 and 2022 was $0.2 million, respectively, and $0.3 million in 2021.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2023, 2022 and 2021:

	2023	2022	2021
Expected annual dividend yield	2.5%	2.0%	1.4%
Risk-free interest rate	4.06%	1.85%	0.75%
Expected volatility	49.9%	52.8%	51.9%
Expected life in years	4.8	5.0	5.0

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2023		2022		2021
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	509,212	$25.65	463,304	$24.28	661,024	$19.78
Granted	80,976	$28.99	79,025	$32.65	110,112	$38.02
Exercised	(25,967)	$20.25	(29,917)	$22.87	(196,639)	$15.37
Canceled or expired	(22,564)	$33.01	(3,200)	$26.61	(111,193)	$26.87
Outstanding at end of year	541,657	$26.10	509,212	$25.65	463,304	$24.28

Options exercisable at year end	333,796		297,889		223,158
Weighted average fair value per option granted during the year	$11.30		$13.07		$18.50

The total intrinsic value of options exercised was $0.3 million in 2023 and 2022 and $4.5 million in 2021.

The following table summarizes information about options vested and exercisable or non-vested that are expected to vest (non-vested outstanding less expected forfeitures) at December 31, 2023:

Range of Exercise Prices			Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$15.00	41,500	$5.91	2.74	$1.4
$15.01	to	$25.00	299,579	$23.55	5.25	4.6
$25.01	to	$35.00	149,988	$30.86	8.60	1.2
$35.01	to	$45.00	50,590	$43.64	7.24	0.0
$5.00	to	$45.00	541,657	$26.10	6.17	$7.2

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2023 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2023. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2023:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2023	211,323	$12.84
Granted	80,976	$11.30
Vested	(65,686)	$12.79
Forfeited	(18,752)	$12.47
Unvested at December 31, 2023	207,861	$12.29

At December 31, 2023, there was approximately $0.9 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 2.67 years. The total fair value of stock options vested during 2023, 2022 and 2021 was $0.9 million, $1.3 million and $1.2 million, respectively.

Restricted Stock and Restricted Stock Units

The following table reflects the activity for restricted stock awards, excluding the restricted stock issued to Directors (in millions, except shares data):

Year Granted	Shares Granted	Outstanding at December 31, 2023	Rights to Cash Dividend	Other Participation Rights	Performance Award	Compensation Expense
						Year Ended December 31,
						2023	2022	2021
2019	30,251	6,050	Yes	None	No	0.0	0.1	0.1
2019	149,412	0	Yes	None	Yes	0.0	0.3	0.1
2020	28,272	7,068	Yes	None	No	0.1	0.1	0.2
2020	43,330	0	Yes	None	Yes	(0.1)	0.1	0.1
2021	25,371	12,685	Yes	None	No	0.2	0.3	0.4
2021	32,874	7,836	Yes	None	Yes	(0.1)	0.2	0.3
2022	60,808	36,267	Yes	None	No	0.5	0.8	0.0
2022	32,875	20,544	Yes	None	Yes	0.0	0.6	0.0
2023	81,127	78,592	Yes	None	No	0.9	0.0	0.0
2023	56,222	51,150	Yes	None	Yes	0.0	0.0	0.0
					Total	$1.5	$2.5	$1.2

Share-based compensation expense reported within continuing operations for restricted stock issued to Directors was $0.2 million in 2023, 2022 and 2021, respectively, and is recorded within selling, distribution and administrative expenses. A total of 8,164 shares were granted to Directors during 2023 and a total of 12,661 restricted stock units from the 2020 Omnibus Plan are outstanding to the Directors as of December 31, 2023.

At December 31, 2023, there was approximately $4.1 million of unrecognized compensation cost related to the unvested RSU's, which is expected to be recognized over a weighted average period of 2.25 years.

Total compensation expense related to RSU and performance RSU's reported within continuing operations was approximately $1.7 million, $2.7 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded within selling, distribution and administrative expenses.

The following table reflects the activity for all unvested restricted stock during 2023:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2023	149,225	$33.24
Granted	145,513	$27.50
Vested	(38,971)	$31.79
Forfeited	(22,914)	$29.87
Unvested at December 31, 2023	232,853	$30.22

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan - This plan was approved by the Company's stockholders in December 2018 and a reserve of 500,000 shares of common stock has been established under this plan. The Company adopted this plan, the terms of which allow for eligible employees (as defined in the 2018 Employee Stock Purchase Plan) to participate in the purchase, during each six month purchase period, of up to a maximum of 10,000 shares of the Company's common stock at a purchase price equal to 85% of the closing price at either the start date or the end date of the stock purchase period, whichever is lower. Compensation expense recognized in selling, distribution and administrative expenses related to this plan totaled $0.4 million, $0.5 million and $0.4 million for the year ended December 31, 2023, 2023 and 2021, respectively. As of December 31, 2023, 238,890 shares remain reserved for issuance under this plan. Employees purchased 58,863 shares of common stock during fiscal year 2023 at an average price per share of $23.83. During fiscal year 2022, employees purchased 53,143 shares of common stock at an average price per share of $26.16 and during fiscal year 2021, employees purchased 55,248 shares of common stock at an average per share price of $20.09.

15.    INCOME TAX

    The following table summarizes our U.S. and foreign components of income from continuing operations before income taxes (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$91.6	$104.0	$84.5
Foreign	3.6	(0.2)	3.1
Total	$95.2	$103.8	$87.6

The following table summarizes the (benefit) provision for income taxes from continuing operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$18.1	$21.2	$16.8
State	4.2	4.3	3.8
Foreign	0.2	0.2	0.1
Total current	$22.5	$25.7	$20.7

Deferred:
Federal	$0.9	$0.0	$(0.6)
State	0.2	0.1	(0.2)
Foreign	0.9	(0.1)	(2.4)
Total deferred	$2.0	$0.0	$(3.2)
Total tax provision	$24.5	$25.7	$17.5

Tax expense from discontinued operations was $0.0 million, $0.2 million and $10.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense from continuing operations based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2023		2022		2021
Income tax at Federal statutory rate	$20.0	21.0%	$21.8	21.0%	$18.4	21.0%
State and local income taxes, net of federal tax benefit	3.5	3.7%	3.7	3.7%	2.9	3.3%
Reversal of valuation allowances	0.0	0.0%	0.0	0.0%	(3.4)	(3.8)%
Stock based compensation	(0.1)	(0.1)%	0.0	0.0%	(0.8)	(0.9)%
Non-deductible items	0.5	0.5%	0.7	0.6%	0.5	0.5%
Other items, net	0.6	0.6%	(0.5)	(0.5)%	(0.1)	(0.1)%
Income tax	$24.5	25.7%	$25.7	24.8%	$17.5	20.0%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2023	2022
Assets:
Accrued expenses and other liabilities	$1.9	$1.6
Inventory	2.2	2.9
Operating lease obligations	23.6	25.3
Intangible & other	1.9	0.4
Net operating loss and credit carryforwards	6.3	8.1
Valuation allowances	(5.2)	(5.8)
Total deferred tax assets	$30.7	$32.5
Liabilities:
Operating lease right-of-use assets	$21.0	$22.6
Other	1.9	0.1
Total deferred tax liabilities	$22.9	$22.7

The following table summarizes the changes in valuation allowance (in millions):

	Balance at Beginning of Period	Benefit Recognized in Expense	Write-offs	Other	Balance at End of Period
2023	$(5.8)	$0.0	$0.5	$0.1	$(5.2)
2022	$(6.1)	$0.0	$0.3	$0.0	$(5.8)

During 2023 the Company utilized approximately $4.1 million in foreign and state NOL carryforwards to reduce the current year tax expense. As of December 31, 2023, the Company has foreign NOLs of $5.2 million which expire through 2037 and foreign tax credit carryforwards of $0.4 million expiring in years through 2028. The Company has recorded valuation allowances of approximately $5.2 million, consisting of valuations against foreign NOLs of $4.8 million and $0.4 million against foreign tax carryforwards. Valuation allowances have been recorded against these assets as the Company believes it is more likely than not that these NOLs, temporary differences and foreign tax credits will not be utilized in the near future.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries, primarily in India and Canada, of approximately $2.6 million as of December 31, 2023, since these earnings are considered permanently reinvested in the subsidiaries. If the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Under the TCJA each U.S. shareholder of a controlled foreign corporation ("CFC") must include in its gross taxable income in any tax year the aggregate net GILTI, or net income, of its CFCs. In 2023 the Company has included in taxable income the net income of its subsidiaries in Canada and India. The Company has elected to treat GILTI expense as a period cost when incurred.

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

As of December 31, 2023, the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2023, 2022 or 2021.

16.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2023 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2023 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

