Form 10-Q
period 2024-03-31
GLOBAL INDUSTRIAL Co
filed 2024-04-30
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares outstanding of the registrant’s common stock as of April 26, 2024 was 38,180,803.

3

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
4

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$29.9	$34.4
Accounts receivable, net	133.9	130.7
Inventories	162.8	150.8
Prepaid expenses and other current assets	11.1	13.9
Total current assets	337.7	329.8

Property, plant and equipment, net	20.1	20.0
Operating lease right-of-use assets	81.0	84.4
Deferred income taxes	7.6	7.9
Goodwill and intangible assets	68.5	69.3
Other assets	2.5	2.0
Total assets	$517.4	$513.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$112.2	$111.0
Accrued expenses and other current liabilities	50.6	49.1
Operating lease liabilities	14.1	14.1
Total current liabilities	176.9	174.2
Operating lease liabilities	77.8	81.4
Other liabilities	2.5	2.6
Total liabilities	257.2	258.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	205.0	204.8
Treasury stock	(17.2)	(18.6)
Retained earnings	69.6	66.0
Accumulated other comprehensive income	2.4	2.6
Total shareholders’ equity	260.2	255.2
Total liabilities and shareholders’ equity	$517.4	$513.4

See Notes to Condensed Consolidated Financial Statements.
5

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$323.4	$273.8
Cost of sales	212.5	175.4
Gross profit	110.9	98.4
Selling, distribution & administrative expenses	93.5	80.6
Operating income from continuing operations	17.4	17.8
Interest and other expense, net	0.2	0.2
Income from continuing operations before income taxes	17.2	17.6
Provision for income taxes	4.1	4.3
Net income from continuing operations	13.1	13.3
Net income (loss) from discontinued operations, net of tax	0.1	(0.1)
Net income	$13.2	$13.2

Net income per common share from continuing operations:
Basic	$0.34	$0.35
Diluted	$0.34	$0.35
Net income (loss) per common share from discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net income per common share:
Basic	$0.34	$0.35
Diluted	$0.34	$0.35

Weighted average common and common equivalent shares:
Basic	38.2	38.1
Diluted	38.4	38.2

Dividends declared	$0.25	$0.20

See Notes to Condensed Consolidated Financial Statements.
6

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income	$13.2	$13.2
Other comprehensive income:
Foreign currency translation	(0.2)	0.1
Total comprehensive income	$13.0	$13.3

See Notes to Condensed Consolidated Financial Statements.
7

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$13.1	$13.3
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.9	1.1
Provision for credit losses	0.7	0.5
Stock-based compensation	1.0	0.6
Provision for deferred taxes	0.3	0.1
Changes in operating assets and liabilities:
Accounts receivable	(4.1)	(6.2)
Inventories	(12.2)	13.3
Prepaid expenses and other assets	(0.3)	0.3
Income taxes payable	3.6	4.0
Accounts payable	1.3	6.7
Accrued expenses, other current liabilities and other liabilities	1.0	(5.2)
Net cash provided by operating activities from continuing operations	6.3	28.5
Net cash provided by (used in) operating activities from discontinued operations	0.1	(0.2)
Net cash provided by operating activities	6.4	28.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.3)	(0.7)
Net cash used in investing activities	(1.3)	(0.7)

Cash flows from financing activities:
Repayment of short-term borrowings	0.0	(0.6)
Dividends paid	(9.6)	(7.7)
Proceeds from issuance of common stock	0.7	0.1
Payment of payroll taxes on stock-based compensation through shares withheld	(1.5)	(0.4)
Proceeds from the issuance of common stock from employee stock purchase plan	0.8	0.7
Net cash used in financing activities	(9.6)	(7.9)

Effects of exchange rates on cash	0.0	0.0

Net (decrease) increase in cash	(4.5)	19.7
Cash and cash equivalents – beginning of period	34.4	28.5
Cash and cash equivalents – end of period	$29.9	$48.2

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0.7	$0.0
See Notes to Condensed Consolidated Financial Statements.
8

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2024	38,074	$0.4	$204.8	$(18.6)	$66.0	$2.6	$255.2
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	66		(1.2)	1.2			0.0
Stock withheld for employee taxes	(37)		(0.8)	(0.7)			(1.5)
Proceeds from issuance of common stock	50		0.4	0.9			1.3
Issuance of shares under employee stock purchase plan	28		0.8				0.8
Dividends					(9.6)		(9.6)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					13.2		13.2
Balances, March 31, 2024	38,181	$0.4	$205.0	$(17.2)	$69.6	$2.4	$260.2

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2023	37,961	$0.4	$201.2	$(19.5)	$25.9	$2.4	$210.4
Stock-based compensation expense			0.6				0.6
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(14)		(0.1)	(0.3)			(0.4)
Proceeds from issuance of common stock	3		0.0	0.1			0.1
Issuance of shares under employee stock purchase plan	31		0.7				0.7
Dividends					(7.7)		(7.7)
Change in cumulative translation adjustment						0.1	0.1
Net income					13.2		13.2
Balances, March 31, 2023	38,017	$0.4	$201.8	$(19.1)	$31.4	$2.5	$217.0

See Notes to Condensed Consolidated Financial Statements.
9

Global Industrial Company
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Basis of Presentation

The accompanying condensed consolidated financial statements of Global Industrial Company, (the "Company" or "Global Industrial"), with its subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Global Industrial Company, through its operating subsidiaries, is a value-added distributor currently offering hundreds of thousands of industrial and maintenance, repair and operation ("MRO") products in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and MRO products, markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of product is impractical.

As previously disclosed, the Company acquired 100% of the outstanding equity interests of Indoff LLC ("Indoff''), a business-to-business direct marketer of material handling products, commercial interior products and business products with operations in North America, on May 19, 2023 for approximately $72.6 million in cash. The Indoff accounts are included in the accompanying condensed consolidated financial statements from the date of acquisition (see Note 2).

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2024 and the results of operations for the three month periods ended March 31, 2024 and 2023, statements of comprehensive income for the three month periods ended March 31, 2024 and 2023, cash flows for the three month periods ended March 31, 2024 and 2023 and changes in shareholders’ equity for the three month periods ended March 31, 2024 and 2023.  The December 31, 2023 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2023 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.  The results for the three month period ended March 31, 2024 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarters ended on March 30, 2024 and April 1, 2023, respectively.  The first quarters of both 2024 and 2023 included 13 weeks.

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

10

2.Acquisition

The Company acquired 100% of the outstanding equity interests of Indoff, a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, on May 19, 2023 for approximately $72.6 million in cash, $5.2 million of which was placed into an escrow account for two years to secure the sellers’ indemnification obligations under the purchase agreement. Under the terms of the escrow agreement the escrow amount will be reduced to $2.5 million on the one year anniversary of the closing date. This acquisition expanded the Company's presence in the industrial products market in North America. The acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The fair value assigned to the identified intangible assets acquired were based on assumptions and estimates made by management. The Company acquired in the transaction customer lists and trademark assets and will be amortizing them over a ten-year period which will result in approximately $3.0 million in annual amortization expense. The acquisition was an asset acquisition for tax purposes and as such, the customer lists, trademarks and goodwill resulting from this acquisition will be tax deductible over a fifteen-year period. The Indoff accounts are included in the accompanying condensed consolidated financial statements from the date of acquisition.

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

For the three months ended March 31, 2024, Indoff generated revenue and net income of approximately $38.1 million and $1.0 million, respectively.

The Company’s unaudited pro forma revenue and net income for the quarter ended March 31, 2023 below have been prepared as if the Indoff acquisition had occurred on January 1, 2023. This information is provided for illustrative purposes and does not purport to be indicative of the actual results that would have been achieved by the Company for the period presented (in millions):

Three Months Ended March 31,
2023
Net sales	$316.2
Net income from continuing operations	$14.6

3.Goodwill and Intangibles

The following table provides information related to the goodwill and intangible assets as of March 31, 2024 and December 31, 2023 (in millions):

	March 31,	December 31,
	2024	2023
Goodwill	$40.0	$40.0
Definite-lived intangibles	27.8	28.6
Indefinite-lived intangibles	0.7	0.7
Balance	$68.5	$69.3

The following table summarizes information related to the Company's definite-lived intangible assets as of March 31, 2024 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.1	$3.9	$22.2	9.1
Trademarks	10 yrs	6.2	0.6	5.6	9.1
Total		$32.3	$4.5	$27.8	9.1

The following table summarizes information related to the Company's definite-lived intangible assets as of December 31, 2023 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.1	$3.3	$22.8	9.3
Trademarks	10 yrs	6.2	0.4	5.8	9.4
Total		$32.3	$3.7	$28.6	9.3

In the first quarter of 2024, the Company recorded $0.8 million of intangible amortization expense, of which $0.7 million related to the prior year's acquisition of Indoff. The estimated amortization for future years ending December 31 is as follows (in millions):

2024 remainder	$2.4
2025	3.0
2026	3.0
2027	3.0
2028	3.0
Thereafter	$13.4
Total	$27.8

4.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three months ended March 31, 2024 and 2023, respectively (in millions):

	Three Months Ended March 31,
	2024	2023
Net sales:
United States	$306.4	$257.2
Canada	17.0	16.6
Consolidated	$323.4	$273.8

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation. The Company had approximately $5.1 million and $3.3 million of contract obligations or liabilities as of March 31, 2024 and December 31, 2023, respectively.

5.Credit Losses

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the quarter ended March 31, 2024 (in millions):

March 31, 2024
Balance at beginning of period	$2.9
Current period provision	0.7
Write-offs - trade accounts receivable	(0.5)
Balance at end of period	$3.1

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the year ended December 31, 2023 (in millions):

December 31, 2023
Balance at beginning of period	$2.3
Current period provision	3.2
Write-offs - trade accounts receivable	(2.6)
Balance at end of period	$2.9

6.Leases

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032. In the first quarter of 2024, the Company recorded an operating right-of-use ("ROU") asset and related lease liability of $0.7 million related to a three year term extension of an existing administrative office location consisting of approximately 16,200 square feet.

The Company's operating lease costs, included in continuing operations, was $4.3 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively. The Company has sublease agreements for unused facilities, as well as excess space in facilities we are currently occupying, which expire at various dates through 2028. Total sublease income of $0.6 million was recorded for the three months ended March 31, 2024 and 2023.

Information relating to operating and finance leases for continuing and discontinued operations as of March 31, 2024 and December 31, 2023:

	Three Months Ended March 31,	Year Ended December 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating and finance leases	7.0 years	7.2 years

Weighted Average Discount Rate
Operating and finance leases	5.4%	5.4%

ROU assets obtained in exchange for operating and finance lease obligations (in millions)	$0.7	$6.3

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2024 (adjusted for three months of payments)	$14.2
2025	18.0
2026	15.9
2027	11.9
2028	11.9
2029	12.2
Thereafter	28.6
Total lease payments	112.7
Less: interest	(20.8)
Total present value of lease liabilities	$91.9

7.Net Income (Loss) per Common Share

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three months ended March 31, 2024 and 2023 (in millions, except for per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income from continuing operations	$13.1	$13.3
Less: Distributed net income available to participating securities	(0.1)	(0.1)
Less: Undistributed net income available to participating securities	0.0	0.0
Numerator for basic and diluted net income per share:
Undistributed and distributed net income available to common shareholders	$13.0	$13.2
Denominator:
Weighted average shares outstanding for basic net income per share	38.2	38.1
Effect of dilutive securities	0.2	0.1
Weighted average shares outstanding for diluted net income per share	38.4	38.2
Net income per share from continuing operations:
Basic	$0.34	$0.35
Diluted	$0.34	$0.35

Net income (loss) from discontinued operations	$0.1	$(0.1)

Net income (loss) income per share from discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Net income per share:
Basic	$0.34	$0.35
Diluted	$0.34	$0.35

Potentially dilutive securities	0.2	0.2

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

8.Credit Facilities

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2024, eligible collateral under the credit agreement was $125.0 million, total availability was $122.3 million, total outstanding letters of credit was $1.6 million, and total excess availability was $120.7 million. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2024.

9.Fair Value Measurements

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At March 31, 2024 and December 31, 2023, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

The fair value with respect to goodwill and indefinite-lived intangible assets are measured in connection with the Company’s annual impairment testing. The Company operates in three reporting units and in the fourth quarter of each year, or more frequently if impairment indicators exist, tests goodwill and indefinite-lived intangibles for impairment. The Company performs a qualitative assessment of current circumstances, such as a reporting unit's operating results, cash flows, future operating forecasts and anticipated future cash flows to determine the existence of impairment indicators and to assess if it is more likely than not that the fair value of the reporting unit or an indefinite lived intangible asset is less than its carrying value. If it is determined that the fair value of the reporting unit or an indefinite-lived intangible asset may be less than its carrying value, the Company will do a quantitative impairment test. In the quantitative test the carrying value of the reporting unit or an indefinite-lived intangible asset is calculated and compared to its fair value. Any excess of the carrying amount over fair value would be charged to impairment loss.

Long-lived assets are assets used in the Company's operations and include definite-lived intangible assets, operating lease right of use assets, property and equipment used to generate sales and cash flows. Long-lived assets are evaluated for impairment by reviewing operating results, cash flows, future operating forecasts and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset’s remaining life. If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the asset group is impaired and an impairment loss is recorded.

10.Legal Proceedings

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its material litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2024 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2024 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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
•global, political, economic and market conditions, including the impact of natural disasters, military actions, wars, international shipping disruptions, cyber-attacks, terrorism and global pandemics or other health crises;
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

Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2023, describe certain factors, among others, that could contribute to or cause such differences.

Overview

Global Industrial Company, through its subsidiaries, is a value-added distributor of more than hundreds of thousands of industrial and MRO products in North America going to market through a system of branded e-commerce websites and relationship marketers.

Continuing Operations

The Company sells a wide array of industrial and maintenance, repair and operations (“MRO”) products, including its own Global Industrial Exclusive BrandsTM, which are marketed in North America. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: GlobalTM, GlobalIndustrial.comTM, NexelTM, ParamountTM , InterionTM and AbsocoldTM

On May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff LLC ("Indoff"), a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, for approximately $72.6 million in cash, $5.2 million of which was placed into an escrow account for two years to secure the sellers’ indemnification obligations under the purchase agreement. Under the terms of the escrow agreement the escrow amount will be reduced to $2.5 million on the one year anniversary of the closing date. The Indoff accounts are included in the accompanying condensed consolidated financial statements from the date of acquisition. See Note 2, Acquisition, of Notes to the Condensed Consolidated Financial Statements regarding the acquisition.

See Note 4, Revenue, of Notes to the Condensed Consolidated Financial Statements for additional financial information about our business' geographic operations.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting policies and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2023 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Business Outlook

The Company's net sales increased in the first quarter by 18.1% to $323.4 million, due to the acquisition of Indoff in May 2023 and organic revenue growth of 4.2%. Performance reflects a competitive pricing environment and a continuation of the recent trend of a cautious demand environment within our core small and medium business customer base. E-commerce was our leading channel and we are seeing strong growth in our enterprise business as it benefits from new account generation and healthy retention rates. Order and volume trends were solid and partially offset by continued price headwinds. Gross margin in the first quarter of 2024 was 34.3%, a 160 basis point decline from the prior year quarter results, primarily due to the contribution mix of Indoff and its relatively lower gross margin profile. Indoff sales historically carry gross margins in the low 20% range. Excluding Indoff sales, first quarter gross margin was 35.8%, a 10 basis point decline over the prior year quarter. Management of our margin profile remains a key area of focus. Performance will continue to reflect the impact of proactive promotion and freight actions as part of our competitive pricing initiatives. The Company may also experience margin variability in future periods due to the current economic environment, inflationary pressures and historical seasonality. Selling, distribution and administrative expenses ("SD&A") primarily reflects the fixed cost nature of the business, including variable compensation expense, and planned marketing investment. We currently expect SD&A expenses to be elevated in 2024 when compared to prior year due to planned investment in key sales and marketing growth initiatives as well as integrating Indoff's operations into our overall internal controls over financial reporting and ongoing information technology ("IT") control remediation. We continue to maintain strong cost controls, and will continue to evaluate additional steps to optimize our structure.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1, Basis of Presentation, of Notes to the Consolidated Financial Statements included in Item 15 of the Company’s 2023 Annual Report on Form 10-K. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ materially from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers, forecasts of future economic conditions and information available from other outside sources, as appropriate. Management has identified revenue recognition, inventory valuation and valuation of intangible assets acquired through a business combination as policies that entail significant judgments or estimates. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented.

There were no material changes in the Company’s significant accounting policies during the first quarter ended March 31, 2024.

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”).  These authorities issue numerous pronouncements, most of which are not applicable to the Company’s current or reasonably foreseeable operating structure. See Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements.

Highlights from Q1 2024 compared to Q1 2023

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

First Quarter 2024 Summary:

•Consolidated sales increased 18.1% to $323.4 million compared to $273.8 million last year. Excluding Indoff, acquired on May 19, 2023, sales increased 4.2% and 4.3% on an average daily sales basis.
•Consolidated gross margin declined to 34.3% compared to 35.9% last year. Excluding Indoff, gross margin was 35.8%, a 10 basis point reduction to prior year.
•Consolidated operating income from continuing operations decreased 2.2% to $17.4 million compared to $17.8 million last year. Excluding Indoff, operating income was $16.1 million, a decrease of 9.6%.
•Net income per diluted share from continuing operations decreased 2.9% to $0.34 compared to $0.35 last year.

*Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate. There were 64 selling days in the U.S. in each of the first quarters of 2024 and 2023, respectively, and in Canada, there were 62 selling days in the first quarter of 2024 and 63 selling days in the first quarter of 2023.

Results of Operations

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended March 31,
	2024	2023	% Change
Net sales of continuing operations:
Consolidated net sales	$323.4	$273.8	18.1%
Consolidated gross profit	$110.9	$98.4	12.7%
Consolidated gross margin	34.3%	35.9%	(1.6)%
Consolidated SD&A costs	$93.5	$80.6	16.0%
Consolidated SD&A costs as a % of net sales	28.9%	29.4%	(0.5)%
Operating income from continuing operations:
Consolidated operating income	$17.4	$17.8	(2.2)%
Consolidated operating margin from continuing operations	5.4%	6.5%	(1.1)%
Effective income tax rate	23.8%	24.4%	(0.6)%
Net income from continuing operations	$13.1	$13.3	(1.5)%
Net income margin from continuing operations	4.1%	4.9%	(0.8)%
Net income per diluted share from continuing operations	$0.34	$0.35	(2.9)%

*excludes discontinued operations

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal first quarters ended March 30, 2024 and April 1, 2023, respectively.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales increased 18.1% during the quarter ended March 31, 2024 as compared to the same period in 2023, primarily due to the inclusion of Indoff sales. U.S. sales increased 19.1% for the quarter compared to the same period in 2023 and Canada sales, in local currency, increased 1.8% compared to the same period in 2023. Excluding sales contributed by Indoff, total sales increased in the quarter by 4.2% and U.S. sales increased 4.3%, compared to prior year, benefiting from volume improvement. Performance reflects a continuation of the cautious customer purchasing behavior we have been experiencing for the past several quarters. E-commerce was our leading sales channel and strong growth in our enterprise business benefited from new account generation and retention rates. Order and volume trends in the quarter were solid and partially offset by continued price headwinds.

There were 64 selling days in the U.S. and 62 selling days in Canada in the first quarter of 2024 compared to 64 selling days in the U.S. and 63 selling days in Canada in the first quarter of 2023.

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

Gross margin declined by 160 basis points to 34.3% in the first quarter of 2024 as compared to the same period in 2023, reflecting the inclusion of Indoff's lower gross margin profile. Excluding Indoff, gross margin for the quarter was 35.8%, a 10 basis point decline compared to last year reflecting the impact of planned proactive promotions and freight initiatives.

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

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

For the three month period ended March 31, 2024, SD&A costs as a percentage of sales improved approximately 50 basis points compared to prior year. SD&A primarily reflects the benefits of Indoff's lower cost structure partially offset by planned net marketing spend increases of approximately $2.8 million and increased audit and remediation costs related to certain IT general controls of approximately $0.9 million. Additional cost increases include total compensation and related costs of approximately $0.5 million. of which approximately $1.4 million related to increased variable compensation expense related to performance offset by approximately $0.9 million of cost savings from the impact of the prior year reduction in force. Indoff's total SD&A expenses for the quarter were approximately $7.5 million, inclusive of $0.7 million of intangible asset amortization.

OPERATING MARGIN

Operating margin for the three month period ended March 31, 2024 declined 110 basis points compared to the same period in 2023 impacted by the reduced gross margin and SD&A items noted above. Excluding Indoff, operating margin declined 90 basis points compared to the same period in 2023.

Management currently expects SD&A expenses to be elevated compared to the year ago period as planned investment in key sales and marketing growth initiatives are implemented and increased audit and remediation costs are incurred.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.2 million in the three month periods ended March 31, 2024 and 2023.

INCOME TAXES

For the three month period ended March 31, 2024 the Company reported income taxes in continuing operations of approximately $4.1 million related to its U.S., Canada and India operations including tax expense for certain U.S. states. Tax expense in the first quarter reflects a benefit of approximately $0.2 million related to stock option and award activity.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	March 31, 2024	December 31, 2023	$ Change
Cash and cash equivalents	$29.9	$34.4	$(4.5)
Accounts receivable, net	$133.9	$130.7	$3.2
Inventories	$162.8	$150.8	$12.0
Prepaid expenses and other current assets	$11.1	$13.9	$(2.8)
Accounts payable	$112.2	$111.0	$1.2
Accrued expenses and other current liabilities	$50.6	$49.1	$1.5
Operating lease liabilities	$14.1	$14.1	$0.0
Working capital	$160.8	$155.6	$5.2

Historical Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities from continuing operations	$6.3	$28.5
Net cash provided by (used in) operating activities from discontinued operations	$0.1	$(0.2)
Net cash used in investing activities from continuing operations	$(1.3)	$(0.7)
Net cash used in financing activities from continuing operations	$(9.6)	$(7.9)
Effects of exchange rates on cash	$0.0	$0.0
Net (decrease) increase in cash and cash equivalents	$(4.5)	$19.7

Our primary liquidity needs are to support working capital requirements in our business, funding recently declared and any future dividends, funding capital expenditures and inventory purchases, continuing investment in upgrading and expanding our technological capabilities specifically related to additional functionality and enhanced navigation of our new web platform, continuing investment in sales, marketing, merchandising, customer service and upgrading our distribution footprint and funding acquisitions.  We rely upon operating cash flow and our credit facility to meet these needs. We currently believe that current cash on hand, cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $5.2 million primarily related to increased inventory balances in anticipation of our historically largest sales period for our private brand products, increased accounts receivable balances offset by reduced cash and cash equivalents, prepaid expenses and other current assets balances. Accounts receivable days outstanding were 37.4 in 2024 compared to 38.3 in 2023, inventory turns were 5.5 in 2024 compared to 4.0 in 2023 and accounts payable days outstanding were 48.8 in 2024 compared to 54.6 in 2023.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $6.3 million compared to $28.5 million provided in 2023, attributable to changes in our working capital accounts which used $10.7 million in cash compared to $12.9 million provided in 2023, primarily the result of the changes in inventory, accounts payable, accrued expenses, other current liabilities and other liabilities balances. Cash generated from net income adjusted by other non-cash items, provided $17.0 million in 2024 compared to $15.6 million provided by these items in 2023 primarily due to increased amortization of intangible assets and stock-based compensation expense generated in the three months ended March 31, 2024 compared to 2023. Net cash provided by operating activities from discontinued operations was $0.1 million for the three months ended March 31, 2024 and $0.2 million was used in the three months ended March 31, 2023.

Investing Activities

Net cash used in investing activities totaled $1.3 million for warehouse machinery and equipment for distribution facilities, leasehold improvements, and computer equipment upgrades. Net cash used in investing activities in 2023 totaled $0.7 million and was used for warehouse machinery and equipment, primarily related to our new Canadian distribution center, leasehold improvements, computer equipment and molds.

Financing Activities

Net cash used in financing activities totaled $9.6 million in 2024 primarily related to the regular quarterly dividends of $0.25 per common share which totaled approximately $9.6 million. Proceeds from the issuance of common stock from the employee stock purchase plan totaled $0.8 million and proceeds from stock option exercises totaled $0.7 million, offset by payments for payroll taxes through shares withheld, which totaled $1.5 million. Net cash used in financing activities in 2023 totaled $7.9 million primarily related to the regular quarterly dividends of $0.20 per common share which totaled approximately $7.7 million. and repayments of short-term debt of approximately $0.6 million. Proceeds from the issuance of common stock from our employee stock purchase plan totaled $0.7 million and proceeds from the issuance of common stock from stock option exercises totaled $0.1 million, offset by payments for payroll taxes through shares withheld which totaled $0.4 million.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2024, eligible collateral under the credit agreement was $125.0 million, total availability was $122.3 million, total outstanding letters of credit was $1.6 million, and total excess availability was $120.7 million. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2024.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility.  In 2024 we anticipate capital expenditures in the range of $3.0 to $5.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of March 31, 2024, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk.  At March 31, 2024 cash balances held in foreign subsidiaries totaled approximately $3.9 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had over $146 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2024.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expires at various dates through 2032. As of March 31, 2024 we were obligated for approximately $91.9 million under these non-cancelable leases. In 2024 we anticipate remaining cash expenditures of approximately $14.2 million for these operating leases. We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at March 31, 2024, we had $1.6 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2024 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2024, we had no outstanding debt under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses identified in the design and operation of certain key Information Technology General Controls (ITGCs) as fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

However, giving full consideration to the material weaknesses, the control deficiencies did not result in any identified misstatements, and the Company's management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q and in its 2023 Annual Report on Form 10-K present fairly, in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this report.

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Indoff LLC ("Indoff") from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired all outstanding stock of Indoff on May 19, 2023. Indoff represented approximately 7% and 12% of the Company's consolidated total assets and net sales at March 31, 2024, respectively.

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

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

The Company is in the process of implementing changes associated with the design, implementation, and monitoring of ITGCs in the areas of IT operations, user access, and change management for IT applications supporting all of the Company’s financial statement preparation and reporting processes to ensure that internal controls are designed and operating effectively. Our remediation plans include:

•Engaging an expert accounting advisory firm to evaluate the design of our controls as well as to assist with the documentation, remediation, and testing of the ITGCs over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Treadway Commission.
•Training of relevant personnel on the design and operation of our ITGCs over financial reporting.
•Implementation of controls that increase the frequency of periodic re-evaluation of user access privileges, including administrative access.

•Adoption of the principles of limited access rights and access for all system users as well as the rationalization of access privileges for all system users and critical transactions, based on job responsibilities considering segregation of duties.

During 2024, we have completed the proposal process for the engagement of an expert accounting advisory firm and expect to engage a firm during the second quarter of 2024. We have also selected and are in the process of implementing software to assist us with user and logical access and streamlining of the overall ITGC compliance program. These actions are subject to ongoing senior management review, as well as oversight by the audit committee of our Board of Directors. Additional or modified measures may also be required to remediate the material weaknesses. We believe that these actions, collectively, will remediate the material weaknesses identified. However, we will not be able to conclude that we have completely remediated the material weaknesses until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, except that, as reported above, on May 19, 2023, the Company acquired all outstanding equity interests of Indoff LLC. As a result, the Company is currently integrating Indoff LLC’s operations into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates Indoff LLC into the Company's overall internal control over financial reporting process.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company's legal proceedings, see Note 10, Legal Proceedings, of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

For information regarding Risk Factors related to the economy, our industries, our Company and our business, see Item 1A. "Risk Factors" of the Company's 2023 Annual Report on Form 10-K.

There were no material changes to the Company’s risk factors during the first quarter ended March 31, 2024.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-rule 10b5-1 trading arrangement".

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

GLOBAL INDUSTRIAL COMPANY

Date: April 30, 2024	By:	/s/ Barry Litwin
Barry Litwin
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: April 30, 2024	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer