Form 10-Q
period 2024-09-30
GLOBAL INDUSTRIAL Co
filed 2024-10-30
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares outstanding of the registrant’s common stock as of October 25, 2024 was 38,230,604.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$38.9	$34.4
Accounts receivable, net	140.1	130.7
Inventories	165.3	150.8
Prepaid expenses and other current assets	14.6	13.9
Total current assets	358.9	329.8

Property, plant and equipment, net	19.7	20.0
Operating lease right-of-use assets	75.7	84.4
Deferred income taxes	8.1	7.9
Goodwill and intangible assets	66.5	69.3
Other assets	2.7	2.0
Total assets	$531.6	$513.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$113.2	$111.0
Accrued expenses and other current liabilities	50.5	49.1
Operating lease liabilities	14.3	14.1
Total current liabilities	178.0	174.2
Operating lease liabilities	72.0	81.4
Other liabilities	2.4	2.6
Total liabilities	252.4	258.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	205.8	204.8
Treasury stock	(16.8)	(18.6)
Retained earnings	87.5	66.0
Accumulated other comprehensive income	2.3	2.6
Total shareholders’ equity	279.2	255.2
Total liabilities and shareholders’ equity	$531.6	$513.4

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$342.4	$354.6	$1,013.6	$954.2
Cost of sales	226.1	238.3	663.9	626.6
Gross profit	116.3	116.3	349.7	327.6
Selling, distribution & administrative expenses	94.1	88.1	283.7	252.5
Operating income from continuing operations	22.2	28.2	66.0	75.1
Interest and other expense, net	0.0	0.7	0.3	1.2
Income from continuing operations before income taxes	22.2	27.5	65.7	73.9
Provision for income taxes	5.4	6.8	15.6	18.4
Net income from continuing operations	16.8	20.7	50.1	55.5
Net income (loss) from discontinued operations, net of tax	0.0	0.0	0.2	(0.1)
Net income	$16.8	$20.7	$50.3	$55.4

Net income per common share from continuing operations:
Basic	$0.44	$0.54	$1.30	$1.45
Diluted	$0.44	$0.54	$1.30	$1.44
Net income (loss) per common share from discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00
Net income per common share:
Basic	$0.44	$0.54	$1.31	$1.45
Diluted	$0.44	$0.54	$1.31	$1.44

Weighted average common and common equivalent shares:
Basic	38.3	38.1	38.2	38.1
Diluted	38.4	38.2	38.4	38.2

Dividends declared	$0.25	$0.20	$0.75	$0.60

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$16.8	$20.7	$50.3	$55.4
Other comprehensive income:
Foreign currency translation gain (loss)	0.1	(0.3)	(0.3)	0.0
Total comprehensive income	$16.9	$20.4	$50.0	$55.4

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$50.1	$55.5
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5.8	4.5
Provision for credit losses	1.9	2.5
Stock-based compensation	1.1	2.1
Benefit from deferred taxes	(0.1)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(11.5)	(14.5)
Inventories	(14.7)	35.8
Prepaid expenses and other assets	(2.5)	(2.4)
Income taxes payable	1.4	1.6
Accounts payable	2.2	16.1
Accrued expenses, other current liabilities and other liabilities	0.9	2.7
Net cash provided by operating activities from continuing operations	34.6	103.8
Net cash provided by (used in) operating activities from discontinued operations	0.2	(0.1)
Net cash provided by operating activities	34.8	103.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.1)	(3.3)
Purchase of Indoff LLC, net of cash acquired	0.0	(72.3)
Net cash used in investing activities	(3.1)	(75.6)

Cash flows from financing activities:
Proceeds from short-term borrowings	0.0	50.6
Repayment of short-term borrowings	0.0	(51.2)
Dividends paid	(28.8)	(23.0)
Proceeds from issuance of common stock	1.8	0.4
Payment of payroll taxes on stock-based compensation through shares withheld	(1.6)	(0.5)
Proceeds from the issuance of common stock from employee stock purchase plan	1.5	1.4
Net cash used in financing activities	(27.1)	(22.3)

Effects of exchange rates on cash	(0.1)	0.0

Net increase in cash	4.5	5.8
Cash and cash equivalents – beginning of period	34.4	28.5
Cash and cash equivalents – end of period	$38.9	$34.3

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.6	$6.1
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2024	38,074	$0.4	$204.8	$(18.6)	$66.0	$2.6	$255.2
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	66		(1.2)	1.2			0.0
Stock withheld for employee taxes	(37)		(0.8)	(0.7)			(1.5)
Proceeds from issuance of common stock	50		0.4	0.9			1.3
Issuance of shares under employee stock purchase plan	28		0.8				0.8
Dividends					(9.6)		(9.6)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					13.2		13.2
Balances, March 31, 2024	38,181	$0.4	$205.0	$(17.2)	$69.6	$2.4	$260.2
Stock-based compensation expense			(0.4)				(0.4)
Issuance of restricted stock	4		(0.1)	0.1			0.0
Proceeds from issuance of common stock	2		0.1	0.0			0.1
Dividends					(9.6)		(9.6)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					20.3		20.3
Balances, June 30, 2024	38,187	$0.4	$204.6	$(17.1)	$80.3	$2.2	$270.4
Stock-based compensation expense			0.5				0.5
Issuance of restricted stock	3		(0.1)	0.1			0.0
Stock withheld for employee taxes	(1)			(0.1)			(0.1)
Proceeds from issuance of common stock	14		0.1	0.3			0.4
Issuance of shares under employee stock purchase plan	27		0.7				0.7
Dividends					(9.6)		(9.6)
Change in cumulative translation adjustment						0.1	0.1
Net income					16.8		16.8
Balances, September 30, 2024	38,230	$0.4	$205.8	$(16.8)	$87.5	$2.3	$279.2

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2023	37,961	$0.4	$201.2	$(19.5)	$25.9	$2.4	$210.4
Stock-based compensation expense			0.6				0.6
Issuance of restricted stock	36		(0.6)	0.6			0.0
Stock withheld for employee taxes	(14)		(0.1)	(0.3)			(0.4)
Proceeds from issuance of common stock	3		0.0	0.1			0.1
Issuance of shares under employee stock purchase plan	31		0.7				0.7
Dividends					(7.7)		(7.7)
Change in cumulative translation adjustment						0.1	0.1
Net income					13.2		13.2
Balances, March 31, 2023	38,017	$0.4	$201.8	$(19.1)	$31.4	$2.5	$217.0
Stock-based compensation expense			0.6				0.6
Issuance of restricted stock	8		(0.1)	0.1			0.0
Stock withheld for employee taxes	(2)		(0.1)	0.0			(0.1)
Proceeds from issuance of common stock	8		0.1	0.1			0.2
Dividends					(7.6)		(7.6)
Change in cumulative translation adjustment						0.2	0.2
Net income					21.5		21.5
Balances, June 30, 2023	38,031	$0.4	$202.3	$(18.9)	$45.3	$2.7	$231.8
Stock-based compensation expense			0.9				0.9
Proceeds from issuance of common stock	4			0.1			0.1
Issuance of shares under employee stock purchase plan	28		0.7				0.7
Dividends					(7.7)		(7.7)
Change in cumulative translation adjustment						(0.3)	(0.3)
Net income					20.7		20.7
Balances, September 30, 2023	38,063	$0.4	$203.9	$(18.8)	$58.3	$2.4	$246.2

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2024 and the results of operations for the three and nine month periods ended September 30, 2024 and 2023, statements of comprehensive income for the three and nine month periods ended September 30, 2024 and 2023, cash flows for the nine month periods ended September 30, 2024 and 2023 and changes in shareholders’ equity for the three and nine month periods ended September 30, 2024 and 2023.  The December 31, 2023 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2023 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.  The results for the nine month period ended September 30, 2024 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarters ended on September 28, 2024 and September 30, 2023, respectively.  The third quarters of both 2024 and 2023 included 13 weeks and the first nine months of both 2024 and 2023 included 39 weeks.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and included in the reported measure of segment profit or loss. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

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

For the three and nine months ended September 30, 2024, Indoff generated revenue of approximately $44.8 million and $123.3 million, respectively, and net income of approximately $1.7 million and $3.8 million, respectively.

The Company’s unaudited pro forma revenue and net income for the quarter and nine months ended September 30, 2023 below have been prepared as if the Indoff acquisition had occurred on January 1, 2023. This information is provided for illustrative purposes and does not purport to be indicative of the actual results that would have been achieved by the Company for the period presented (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Net sales	$354.6	$1,016.7
Net income from continuing operations	$20.7	$57.1

3.Goodwill and Intangibles

The following table provides information related to the goodwill and intangible assets as of September 30, 2024 and December 31, 2023 (in millions):

	September 30,	December 31,
	2024	2023
Goodwill	$39.6	$40.0
Definite-lived intangibles	26.2	28.6
Indefinite-lived intangibles	0.7	0.7
Balance	$66.5	$69.3

The following table summarizes information related to the Company's definite-lived intangible assets as of September 30, 2024 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.1	$5.2	$20.9	8.6
Trademarks	10 yrs	6.2	0.9	5.3	8.6
Total		$32.3	$6.1	$26.2	8.6

The following table summarizes information related to the Company's definite-lived intangible assets as of December 31, 2023 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.1	$3.3	$22.8	9.3
Trademarks	10 yrs	6.2	0.4	5.8	9.4
Total		$32.3	$3.7	$28.6	9.3

In the third quarter of 2024, the Company recorded $0.8 million of intangible amortization expense related to the May 2023 Indoff acquisition. For the nine months ended September 30, 2024, the Company recorded $2.4 million of intangible amortization expense, of which $2.3 million related to the prior year's acquisition of Indoff. The estimated amortization for future years ending December 31 is as follows (in millions):

2024 remainder	$0.8
2025	3.0
2026	3.0
2027	3.0
2028	3.0
Thereafter	$13.4
Total	$26.2

4.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three and nine months ended September 30, 2024 and 2023, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
United States	$325.7	$337.2	$962.8	$902.5
Canada	16.7	17.4	50.8	51.7
Consolidated	$342.4	$354.6	$1,013.6	$954.2

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation. The Company had approximately $3.9 million and $3.3 million of contract liabilities as of September 30, 2024 and December 31, 2023, respectively.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the nine months ended September 30, 2024 (in millions):

September 30, 2024
Balance at beginning of period	$2.9
Current period provision	1.9
Write-offs - trade accounts receivable	(1.6)
Balance at end of period	$3.2

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the year ended December 31, 2023 (in millions):

December 31, 2023
Balance at beginning of period	$2.3
Current period provision	3.2
Write-offs - trade accounts receivable	(2.6)
Balance at end of period	$2.9

6.Leases

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2032. In the first quarter of 2024, the Company recorded an operating right-of-use ("ROU") asset and related lease liability of $0.7 million related to a three year term extension of an existing administrative office location consisting of approximately 16,200 square feet. In the second quarter of 2024, the Company recorded an ROU asset and related lease liability of approximately of $0.5 million related to a thirty-seven month term lease of an existing sales office location consisting of approximately 6,600 square feet. In the third quarter of 2024, the Company recorded an ROU asset and related liability of approximately $1.4 million related to a five year term lease for administrative offices consisting of approximately 13,000 square feet.

The Company's operating lease costs, included in continuing operations, was $4.3 million and $4.3 million for the three months ended September 30, 2024 and 2023, respectively, and $13.0 million and $12.7 million for the nine months ended September 30, 2024 and 2023, respectively. The Company has sublease agreements for unused facilities, as well as excess space in facilities we are currently occupying, which expire at various dates through 2028. Total sublease income of $0.6 million and $1.8 million was recorded for the three and nine months ended September 30, 2024 and 2023, respectively.

Information relating to operating and finance leases for continuing and discontinued operations as of September 30, 2024 and December 31, 2023:

	Nine Months Ended September 30,	Year Ended December 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating and finance leases	6.7 years	7.2 years

Weighted Average Discount Rate
Operating and finance leases	5.4%	5.4%

ROU assets obtained in exchange for operating and finance lease obligations (in millions)	$2.6	$6.3

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2024 (adjusted for nine months of payments)	$4.8
2025	18.3
2026	16.3
2027	12.3
2028	12.2
2029	12.4
Thereafter	28.6
Total lease payments	104.9
Less: interest	(18.6)
Total present value of lease liabilities	$86.3

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three and nine months ended September 30, 2024 and 2023 (in millions, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income from continuing operations	$16.8	$20.7	50.1	55.5
Less: Distributed net income available to participating securities	(0.1)	0.0	(0.2)	(0.1)
Less: Undistributed net income available to participating securities	0.0	(0.1)	(0.1)	(0.2)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$16.7	$20.6	$49.8	$55.2
Add: Undistributed net income allocated to participating securities	0.0	0.1	0.1	0.2
Less: Undistributed net income reallocated to participating securities	0.0	(0.1)	(0.1)	(0.2)
Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$16.7	$20.6	49.8	55.2
Denominator:
Weighted average shares outstanding for basic net income per share	38.3	38.1	38.2	38.1
Effect of dilutive securities	0.1	0.1	0.2	0.1
Weighted average shares outstanding for diluted net income per share	38.4	38.2	38.4	38.2
Net income per share from continuing operations:
Basic	$0.44	$0.54	$1.30	$1.45
Diluted	$0.44	$0.54	$1.30	$1.44

Net income (loss) from discontinued operations	$0.0	$0.0	$0.2	$(0.1)
Numerator for basic and diluted net income (loss) per share:
Undistributed and distributed net income (loss) available to common shareholders	$0.0	$0.0	$0.2	$(0.1)

Net income (loss) per share from discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00

Net income per share:
Basic	$0.44	$0.54	$1.31	$1.45
Diluted	$0.44	$0.54	$1.31	$1.44

Potentially dilutive securities	0.4	0.2	0.2	0.2

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

8.Credit Facilities

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2024, eligible collateral under the credit agreement was $125.0 million, total availability was $122.2 million, total outstanding letters of credit was $1.6 million, and total excess availability was $120.6 million. The Company was in compliance with all of the covenants of the credit agreement as of September 30, 2024.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable, debt and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At September 30, 2024 and December 31, 2023, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its material litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At September 30, 2024 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at September 30, 2024 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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

Business Outlook

The Company's net sales in the third quarter of 2024 was down 3.4% as compared to the year ago period reflecting a continuation of the recent trend of a cautious demand environment within our core small and medium business customer base. Our strategic account business continues to perform well, delivering solid growth. In addition, retention rates and customer satisfaction, across our customer base, remained healthy. Gross margin in the third quarter of 2024 was 34.0%, a 120 basis point improvement from the prior year quarter results as we benefited from proactive price management. On a sequential quarter basis, this benefit was muted as gross margin was down 120 basis points, primarily as a result of elevated ocean freight costs. Management of our margin profile continues to remain a key area of focus. Performance will continue to reflect the impact of proactive promotion and freight actions as part of our competitive pricing initiatives. The Company may also experience margin variability in future periods due to the current economic environment, inflationary pressures primarily related to the increasing cost of ocean freight, and historical seasonality. Selling, distribution and administrative expenses ("SD&A") primarily reflects the fixed cost nature of the business, including variable compensation expense, increased healthcare costs and planned marketing investment. We currently expect SD&A expenses to be elevated in 2024 when compared to prior year due to planned investment in key sales and marketing growth initiatives, increased healthcare costs, as well as, integrating Indoff's operations into our overall internal controls over financial reporting and ongoing information technology ("IT") control remediation. We continue to maintain strong cost controls within discretionary spending, and will continue to evaluate additional steps to optimize our cost structure.

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

There were no material changes in the Company’s significant accounting policies during the third quarter ended September 30, 2024.

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

Highlights from Q3 2024 and Year to Date Q3 2024

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

Third Quarter 2024 Summary:

•Consolidated sales decreased 3.4% to $342.4 million compared to $354.6 million last year.
•Consolidated gross margin increased to 34.0% compared to 32.8% last year.
•Consolidated operating income from continuing operations decreased 21.3% to $22.2 million compared to $28.2 million last year.
•Net income per diluted share from continuing operations decreased 18.5% to $0.44 compared to $0.54 last year.

Year to Date Q3 2024 Financial Summary:

•Consolidated sales increased 6.2% to $1.0 billion compared to $954.2 million last year. Excluding Indoff, acquired on May 19, 2023, sales increased 0.7%.
•Consolidated gross margin increased to 34.5% compared to 34.3% last year. Excluding Indoff, gross margin was 36.1%, an 80 basis point improvement over prior year.
•Consolidated operating income from continuing operations decreased 12.1% to $66.0 million compared to $75.1 million last year. Excluding Indoff, operating income was $61.0 million, a decrease of 14.7%.
•Net income per diluted share from continuing operations decreased 9.7% to $1.30 compared to $1.44 last year.

*Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to US dollars using the current year's average exchange rate. There were 63 selling days in the U.S. in the third quarters of 2024 and 2023, respectively, and there were 191 selling days in the U.S. for the nine months ended 2024 and 2023, respectively. There were 62 selling days in Canada in the third quarters of 2024 and 2023, respectively, and there were 188 selling days in Canada for the nine months ended 2024 and 2023, respectively.

Results of Operations

Three and Nine Months Ended September 30, 2024 compared to the Three and Nine Months Ended September 30, 2023

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net sales of continuing operations:
Consolidated net sales	$342.4	$354.6	(3.4)%	$1,013.6	$954.2	6.2%
Consolidated gross profit	$116.3	$116.3	—%	$349.7	$327.6	6.7%
Consolidated gross margin	34.0%	32.8%	1.2%	34.5%	34.3%	0.2%
Consolidated SD&A costs	$94.1	$88.1	6.8%	$283.7	$252.5	12.4%
Consolidated SD&A costs as a % of net sales	27.5%	24.8%	2.7%	28.0%	26.5%	1.5%
Operating income from continuing operations:
Consolidated operating income	$22.2	$28.2	(21.3)%	$66.0	$75.1	(12.1)%
Consolidated operating margin from continuing operations	6.5%	8.0%	(1.5)%	6.5%	7.9%	(1.4)%
Effective income tax rate	24.3%	24.7%	(0.4)%	23.7%	24.9%	(1.2)%
Net income from continuing operations	$16.8	$20.7	(18.8)%	$50.1	$55.5	(9.7)%
Net income margin from continuing operations	4.9%	5.8%	(0.9)%	4.9%	5.8%	(0.9)%
Net income per diluted share from continuing operations	$0.44	$0.54	(18.5)%	$1.30	$1.44	(9.7)%

*excludes discontinued operations

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal third quarters ended September 28, 2024 and September 30, 2023, respectively. The third quarters of both 2024 and 2023 included 13 weeks and the first nine months of both 2024 and 2023 includes 39 weeks.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales decreased 3.4% during the quarter ended September 30, 2024 as compared to the same period in 2023, reflecting continued softness across various customer end markets. U.S. revenue was down 3.4% in the third quarter compared to the same period in 2023 and Canada sales, in local currency, decreased 2.9% compared to the same period in 2023. U.S. sales increased 6.7% for the nine months ended September 30, 2024 compared to the same period in 2023 and Canada sales, in local currency, decreased 0.8% compared to the same period in 2023. Performance for the quarter, as well as, the first nine months of September 30, 2024, reflect a continuation of the cautious customer purchasing behavior we have been experiencing for the past several quarters. Strong growth was realized in our enterprise business managed sales channels as it capitalized on both new account generation and retention rates.

There were 63 selling days in the U.S. in the third quarters of 2024 and 2023, respectively, and there were 191 selling days in the U.S. for the nine months ended 2024 and 2023, respectively. There were 62 selling days in Canada in the third quarters of 2024 and 2023, respectively, and there were 188 selling days in Canada for the nine months ended 2024 and 2023, respectively.

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

Gross margin increased by 120 basis points to 34.0% in the third quarter of 2024 as compared to the same period in 2023. The year over year improvement was primarily the result of proactive price management. For the nine months ended September 30, 2024, gross margin of 34.5% improved 20 basis points as compared to the same period in 2023.

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

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

For the three month period ended September 30, 2024, SD&A costs as a percentage of sales increased approximately 270 basis points compared to prior year. SD&A primarily reflects planned investment in key sales and marketing growth initiatives, which generated negative leverage due to the soft customer demand environment, increased audit and remediation costs related to certain IT general controls, and increased healthcare costs in the quarter. We expect SD&A levels to remain elevated when compared to the year ago quarterly periods as we continue to support our growth strategy. We remain diligent in the control of our general and discretionary cost management. Significant cost increases include approximately $2.1 million of planned investments in net marketing spend as well as significant cost per click ("CPC") inflation, total compensation and related costs of approximately $2.4 million, of which approximately $1.0 million related to increased healthcare costs and approximately $0.8 million related to recruitment costs associated with our ongoing CEO search.

For the nine month period ended September 30, 2024, SD&A costs as a percentage of sales increased approximately 150 basis points compared to prior year. This increase reflects the impact of the planned investment in key sales and marketing growth initiatives, increased audit and remediation costs related to certain IT general controls of approximately $0.5 million, planned net marketing spend of approximately $9.9 million, total compensation and related costs of approximately $13.8 million and $1.1 million of intangible asset amortization. Within the $13.8 million of increased compensation and related costs was approximately $7.5 million of variable compensation related to performance, increased salary expenses of approximately $3.9 million, approximately $1.2 million of increased healthcare costs and approximately $0.8 million related to recruitment costs associated with our ongoing CEO search offset by cost savings from the impact of the prior year reduction in force and the benefit associated with accounting for executive transitions. Included in the previously mentioned totals were Indoff's total SD&A increased expenses of approximately $11.7 million including approximately $1.1 million of intangible asset amortization.

OPERATING MARGIN

Operating margin for the three and nine month periods ended September 30, 2024 declined 150 basis and 140 basis points, respectively, compared to the same periods in 2023. These declines resulted from the impacts of the gross margin and SD&A items noted above. Excluding Indoff, operating margin declined 120 basis points in the nine months ended September 30, 2024 compared to the same period in 2023.

Management currently expects SD&A expenses to be elevated compared to the year ago period as planned investment in key sales and marketing growth initiatives are implemented and increased audit and remediation costs are incurred.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations for the three month periods ended September 30, 2024 and 2023, was $0.0 million and $0.7 million respectively, and for the nine months ended September 30, 2024 and 2023, interest and other expense, net from continuing operations was $0.3 million and $1.2 million, respectively. The higher costs in the prior year reflect the outstanding loan balance utilized to partially fund the Indoff acquisition in May 2023.

INCOME TAXES

For the three month period ended September 30, 2024 and 2023, the Company reported income taxes in continuing operations of approximately $5.4 million and $6.8 million, respectively, and for the nine month period ended September 30, 2024 and 2023, the Company reported income taxes in continuing operation of $15.6 million and $18.4 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states. The decrease in the Company's effective tax rate for 2024 was due to a higher tax benefit of approximately $0.5 million related to stock-based compensation.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	September 30, 2024	December 31, 2023	$ Change
Cash and cash equivalents	$38.9	$34.4	$4.5
Accounts receivable, net	$140.1	$130.7	$9.4
Inventories	$165.3	$150.8	$14.5
Prepaid expenses and other current assets	$14.6	$13.9	$0.7
Accounts payable	$113.2	$111.0	$2.2
Accrued expenses and other current liabilities	$50.5	$49.1	$1.4
Operating lease liabilities	$14.3	$14.1	$0.2
Working capital	$180.9	$155.6	$25.3

Historical Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities from continuing operations	$34.6	$103.8
Net cash provided by (used in) operating activities from discontinued operations	$0.2	$(0.1)
Net cash used in investing activities from continuing operations	$(3.1)	$(75.6)
Net cash (used in) provided by financing activities from continuing operations	$(27.1)	$(22.3)
Effects of exchange rates on cash	$(0.1)	$0.0
Net increase in cash and cash equivalents	$4.5	$5.8

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

Our working capital increased $25.3 million primarily related to increased inventory balances, increased accounts receivable and cash and cash equivalent balances offset by increased accounts payable, accrued expenses and other current liabilities. Accounts receivable days outstanding were 37.5 in 2024 compared to 37.4 in 2023, inventory turns were 5.4 in 2024 compared to 4.8 in 2023 and accounts payable days outstanding were 48.2 in 2024 compared to 51.2 in 2023.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $34.6 million compared to $103.8 million provided in 2023, attributable to changes in our working capital accounts which used $24.2 million in cash in 2024 compared to $39.3 million provided in 2023, primarily the result of the changes in inventory, accounts payable and accounts receivable balances. Cash generated from net income adjusted by other non-cash items, provided $58.8 million in 2024 compared to $64.5 million provided by these items in 2023 primarily due to increased amortization of intangible assets offset by the current quarter's stock-based compensation expense adjustment related to executive transition generated in the nine months ended September 30, 2024 compared to 2023. Net cash provided by operating activities from discontinued operations was $0.2 million for the nine months ended September 30, 2024 and $0.1 million was used in the nine months ended September 30, 2023.

Investing Activities

Net cash used in investing activities totaled $3.1 million for warehouse machinery and equipment for distribution facilities, leasehold improvements, and computer equipment upgrades. Net cash used in investing activities in 2023 totaled $75.6 million, $72.6 million of which was used for the purchase of Indoff, offset by $0.3 million of cash acquired, with the balance of $3.3 million used for warehouse machinery and equipment for our U.S warehouses and new Canadian distribution center, leasehold improvements, computer equipment upgrades and molds.

Financing Activities

Net cash used in financing activities totaled $27.1 million in 2024 primarily related to the regular quarterly dividends of $0.25 per common share which totaled approximately $28.8 million. Proceeds from stock option exercises totaled $1.8 million, offset by payments for payroll taxes through shares withheld, which totaled $1.6 million and proceeds from the issuance of common stock from the employee stock purchase plan totaled $1.5 million. Net cash used in financing activities in 2023 totaled $22.3 million primarily related to the quarterly dividends of $.20 per share which totaled approximately $23.0 million combined with repayments of short-term borrowings of approximately $51.2 million, majority of which was utilized to fund the Indoff acquisition, offset by the proceeds of short-term borrowings of approximately $50.6 million. Proceeds from the issuance of common stock from our employee stock purchase plan totaled $1.4 million and proceeds from the issuance of common stock from stock option exercises totaled $0.4 million, offset by payments for payroll taxes through shares withheld which totaled $0.5 million.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2024, eligible collateral under the credit agreement was $125.0 million, total availability was $122.2 million, total outstanding letters of credit was $1.6 million, and total excess availability was $120.6 million. The Company was in compliance with all of the covenants of the credit agreement as of September 30, 2024.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of September 30, 2024, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk.  At September 30, 2024 cash balances held in foreign subsidiaries totaled approximately $4.0 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had over $156 million of liquidity (cash and undrawn line of credit) in the U.S. as of September 30, 2024.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expires at various dates through 2032. As of September 30, 2024 we were obligated for approximately $104.9 million under these non-cancelable leases. In 2024 we anticipate remaining cash expenditures of approximately $4.8 million for these operating leases. We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at September 30, 2024, we had $1.6 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2024 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of September 30, 2024, we had no outstanding debt under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses identified in the design and operation of certain key Information Technology General Controls (ITGCs) as fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management had previously excluded an assessment of such internal controls of Indoff LLC ("Indoff") from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired all outstanding stock of Indoff on May 19, 2023. Indoff represented approximately 7% and 12% of the Company's consolidated total assets and net sales at September 30, 2024, respectively.

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

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

The Company is implementing changes to the design, implementation, and monitoring of ITGCs within IT operations, user access, and change management for applications supporting the preparation and reporting of all company financial statements (including those of Indoff LLC) to ensure that internal controls are designed and operating effectively. Our remediation plans include:

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

During 2024, we engaged an expert accounting advisory firm and are actively implementing necessary changes to strengthen our control environment. We have also selected and implemented a compliance tool to streamline our ITGCs program and are in the process of deploying an identity management (IAM) platform to enhance user and logical access management and compliance.

As we progress through this remediation period, senior management is actively involved in ongoing assessments and reviews, with oversight from the audit committee of our Board of Directors. Whenever additional enhancements are needed to further improve the control environment and address material weaknesses, we perform assessments to determine their overall impact.

We believe that these collective actions will remediate the identified material weaknesses. However, we will not be able to conclude that we have fully remediated the material weaknesses until the applicable controls are fully implemented, operated for a sufficient period, and formally tested to confirm their effectiveness. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls, making any further changes deemed appropriate by management.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that, as reported above, on May 19, 2023, the Company acquired all outstanding equity interests of Indoff LLC. In the second quarter of 2024, the Company completed its assessment of Indoff’s internal control environment, and identified similar findings to those previously disclosed in the Global Industrial business with respect to the ineffective design or operation of ITGCs, as well as automated and IT dependent manual business controls that rely upon information from the IT systems. As a result, the Company is currently integrating Indoff LLC’s operations into its overall system of internal control over financial reporting and, will make appropriate changes as it integrates Indoff LLC into the Company's overall internal control over financial reporting process.

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

There were no material changes to the Company’s risk factors during the quarter ended September 30, 2024.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-rule 10b5-1 trading arrangement".

Item 6. Exhibits

10.1*	Amendment No. 2, dated July 31, 2024, to the Employment Agreement, between Global Industrial Company and Adina Storch (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: October 29, 2024	By:	/s/ Richard B. Leeds
Richard B. Leeds
Interim Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: October 29, 2024	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer