Form 10-K
period 2024-12-31
GLOBAL INDUSTRIAL Co
filed 2025-02-26
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $412,267,153. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of February 20, 2025 was 38,311,253 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Global Industrial Company relating to the Annual Meeting of Stockholders to be held in 2025 are incorporated by reference in Part III hereof.

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
•the imposition of tariffs and other trade barriers, as well as retaliatory trade measures, have caused us to raise the prices on certain of our products and seek alternate sources of supply, which could negatively impact our sales and our profitability or disrupt our operations if we are not able to mitigate these measures;

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
•our ability to realize the expected benefits from acquisitions, including the Indoff acquisition, and other strategic transactions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers;
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

Item 1. Business.

General

Global Industrial Company, through its operating subsidiaries, is a value-added national distributor of industrial equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute the Company's operations have been in business since 1949. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

Continuing operations

The Company sells a wide array of industrial and maintenance, repair and operation ("MRO") products, including its own Global Industrial Exclusive BrandsTM, which are marketed in North America. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: Global™, GlobalIndustrial.com™, Nexel™, Paramount™, Interion™ and Absocold™.

On May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff LLC ("Indoff"), a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, for approximately $72.6 million in cash. This acquisition expanded the Company's presence in the MRO market in North America.

See Note 6, Revenue, of Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business as well as information about our geographic operations.

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

Sales and Marketing

We market our products primarily to business customers, which includes both for-profit and not-for-profit businesses, state, local, and private educational organizations and government entities including federal, state, and local municipalities. We have an established multi-faceted direct marketing system and customer life cycle marketing program which tends to begin with customer acquisition via keyword or branding search, supported by strategic account managers, leading e-commerce and account management tools, and deep pre and post sales product expertise which are intended to drive customer retention and penetration and to maximize sales. We continuously evaluate and adjust our marketing spend as well as the organization of our selling resources in order to best service our existing customers, as well as to optimize customer acquisition.

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

E-commerce

We currently operate multiple e-commerce and informational sites, including:

www.absocold.com*
www.globalindustrial.com
www.globalindustrial.ca
www.indoff.com*
www.industrialsupplies.com
 *informational sites

We are continually upgrading the capabilities and performance of these websites in our significant markets. In 2022, we launched a completely new globalindustrial.com e-commerce site in the United States designed to drive personalization to further improve the digital shopping experience. Since launch our primary focus has been to optimize the shopability of the site via enhancements to search, including bringing to market a new List View approach, which allows users to easily find and compare products. In addition, we launched new capabilities allowing users to create repeat subscription purchases, as well as optimized options to identify related products that would enhance their product purchases.

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

Catalogs

As the Company increased its focus on online and e-commerce advertising, marketing and sales activities over the years, the use of hard copy catalogs decreased as compared to earlier periods, but over the last several years, we have distributed a stable number of regular and specialty catalogs, postcards, and other physical mail and anticipate continuing to do so. The Company will continue to test different frequency and depth of mailing catalogs as it considers the impact on its total marketing mix. This will be completed in conjunction with a broader 360 degree view of our customers and a more tailored account based marketing approach for each of our key customers.

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

A significant proportion of our orders are received electronically via internet, extranet, EDI, customer punch out catalog, online chat, or through broadly utilizing vendor and customer portals such as Ariba or Coupa. These e-orders continued to represent over 60% of our transaction count on our core Global Industrial business in the United States for the year ended December 31, 2024. The balance of our orders are received by telephone to our inbound call center, direct dial to our inside account management team, placement through one of our field sales representatives, and to a small extent via fax. We provide toll-free telephone number access for our customers nationwide which are linked automatically as a backup in the event of a disruption in phone service.

The Company utilizes a sourcing strategy encompassing sales of in stock items that are either national brand, private brand, and to a limited extent via brand licensing agreements, as well as supplementing its stocking strategy with product fulfilled directly by our vendor partners via a drop ship relationship. In stock items tend to be higher in velocity, higher in gross margin, and offer a higher service level to our customers. In stock items are distributed via a network of five primary distribution centers in the U.S. located in the Northeast, Midwest, West, Southeast and South Central regions, one large distribution facility in Canada and several smaller distribution facilities in the United States and Canada. Product deliveries to our customers are made through a nationwide network of common carriers that we contract with directly in order to establish and maintain high service levels and enhance operational efficiencies. We tend to stock items in our distribution center, and invest the requisite working capital in inventory position, after demonstrating sales volume success in the drop ship sales of that item effected through our suppliers. Orders are generally shipped by third-party delivery services and we maintain relationships with thousands of distributors and product vendors.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from both large and small manufacturers as well as large wholesale distributors. No supplier accounted for 10% or more of our product purchases in 2024, 2023 and 2022. Most private brand products are manufactured by third parties to our specifications.

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

Human Capital Resources

As of December 31, 2024, we employed a total of approximately 1,845 associates, of whom 1,600 were in North America and 245 were in Asia. Approximately 35% of our associates are customer facing including customer service, quota bearing sales representatives, inbound call center representatives, and other pre and post sales management and support. Approximately 28% of our team members are employed within distribution, logistics, and fulfillment areas, while 38% of our associate base works within administrative functions including: IT, Merchandising, Accounting and Finance, Marketing, Human Resources, Product Management, Legal and Risk Management and general administrative and management roles.

Our worldwide workforce is made up of a diverse group of associates. In our most recent U.S. EEO-1 data, the associate demographic breakdown for individuals reporting was 41% female and 59% male and minorities constituted 47% of our workforce. We believe our diversity of associates is one of the Company’s considerable strengths and that our demographics are consistent with our competitors in the sales and distribution space. Our employees are not subject to collective bargaining agreements. The Company has not experienced work stoppages and we believe relationships with our employees are good.

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

Risks Related to the Economy and Our Industries

•General economic conditions, including those that can result in decreased customer confidence and spending, could result in our failure to achieve our historical sales growth rates and profit levels. Pandemics have disrupted and may in the future disrupt global supply chains, including those we rely on in China and elsewhere abroad, which could materially adversely affect our operations.

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

Historically, we source a substantial portion of our products from manufacturers that are located in China. While China sourced products have been reduced in recent years since the expansion of Section 232 and 301 tariffs in 2019, China still represents the largest concentration of country of origin goods. Further, our exposure to other international sourcing has expanded. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative previously identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. In early 2025, the current administration has signaled and implemented a number of additional measures under trade policy, including the potential imposition of blanket tariffs against goods sourced in Mexico and Canada under the Authority of the International Emergency Economic Powers Act ("IEEPA"), reciprocal tariffs on the import of goods from other countries that charge tariffs on imports of US produced goods and expanded tariffs on steel and aluminum imports, along with certain derivative products which contain these raw materials. These tariffs could have a material adverse effect on our business and results of operations. Additionally, the current administration has canceled tariff exclusions that provided tariff relief to certain products and has yet to signal whether it will reinstate such exclusions or further alter existing trade agreements and terms between China and the U.S., including limiting trade with China, adjusting the current tariffs on imports from China and potentially imposing other restrictions on exports from China to the U.S. Consequently, it is possible that tariffs may be imposed on products imported from foreign countries, including China, or that our business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs. This may cause us to raise prices or make changes to our operations, any of which could have a material adverse effect on our business and results of operations.

In addition, ongoing geopolitical conflicts around the world, including the Russian invasion of Ukraine, the outbreak of armed hostilities in the Middle East and disruptions in international shipping resulting from attacks by armed groups on cargo ships in the Red Sea, and the responses of the international community, may adversely affect international business and economic conditions. Due to the ongoing conflict in and around the Red Sea, we have experienced increases to our shipping costs, and we may continue to experience elevated shipping costs in the future. The short and long-term implications of global security issues are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on energy and economic markets generally and could result in an even greater impact related to global supply chain and energy prices. In addition, a prolonged war in Ukraine and the Middle East, and continued shipping disruptions in the Red Sea may have adverse impacts on cyber security, global supply chains, inflationary pressures and interest rates and engender volatility in commodities and other markets, any of which could negatively affect our business. The disruption to regional and global economies could have an enduring impact on regional and global economies, and consequently, a materially adverse impact on our operations and profitability. However, due to the highly uncertain and dynamic nature of these events, it is not currently possible to estimate with any reliable measure of certainty the impact on our business.

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

Our industry is subject to risks associated with U.S. and foreign laws relating to importing products, including quotas, duties, tariffs or taxes, as well as other charges or restrictions, which could adversely affect our ability to import products at desired cost or volume levels. Our US Operations have a diverse supply chain that relies upon both direct import from sourcing channels including China, Mexico, Canada and elsewhere abroad as well as domestic sourcing from partners who also rely on international supply chains. In addition, our Canadian operations rely heavily on sourcing product produced in the United States. Retaliatory trade measure from the Canadian government could adversely impact our ability to source competitively price goods for sale into the Canadian market.

The United States has enacted tariffs on a variety of foreign sourced goods which have impacted a number of the private brand products we source directly from China and other International trading partners, as well as third-party branded products our U.S. suppliers source from China and elsewhere abroad. Historically, we strategically increased prices, as well as negotiated cost reductions from supplies, in an effort to offset the incremental costs on certain products and shift certain products to alternative sources where available. Our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors, maintaining quality control over their products, and protecting our intellectual property rights. There is no guarantee that the Company will be able to fully mitigate these cost increases in the future.

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

We purchase a number of our products, particularly private brand and white label products, from vendors located outside of the United States. Raw material costs used in our vendors’ products (steel, tungsten, etc.) and energy costs have significantly increased and may continue to increase, which has resulted and may continue to result in increased production costs for our vendors, which they seek to pass along to us. Difficulties encountered by one or several of these suppliers could halt or disrupt production and delay completion or cause the cancellation of our orders. Delays or interruptions in the transportation network could result in loss or delay of timely receipt of product required to fulfill customer orders. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. In this regard, in response to the tariffs imposed by the U.S. on goods imported from China, we have sought alternative sources of supply, such as utilizing new vendors in additional countries, which entails various risks, such as identifying, vetting and managing new business relationships, reliance on these new vendors maintaining quality control over their products, and protecting our intellectual property rights. However, there is no guarantee that the Company will be able to identify, vet, and onboard alternative vendors that provide similar cost, and quality of existing suppliers.

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

•We have identified material weaknesses in our internal control over financial reporting associated with certain Information Technology General Controls ("ITGCs"). If we are unable to remediate this, or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our stock price and access to the capital markets.

As a public company, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with our year-end assessment as part of this Annual Report, we determined that, as of December 31, 2024, we did not maintain effective internal control over financial reporting due to material weaknesses we identified in the design and operation of certain ITGCs relevant to our key accounting, reporting, and proprietary information technology ("IT") systems, as more fully described in Item 9A, "Controls and Procedures" of this Form 10-K. These material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. However, if we are unable to remediate this matter we cannot guarantee this will be the case in future periods.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the Canadian Dollar and the Indian Rupee. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in countries outside the United States, and non-U.S. sales accounted for approximately 5.1% of our net sales from continuing operations during 2024. To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

•Concentration of Ownership and Control Limits Stockholders Ability to Influence Corporate Actions.

Richard Leeds, Robert Leeds, and Bruce Leeds (each are brothers and directors and executive officers of the Company), together with trusts for the benefit of certain members of their respective families and other entities controlled by them, control approximately 64.9% of the voting power of our outstanding common stock. Due to such holdings, the Leeds brothers together with these trusts and entities are able to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, the appointment of management, amendment of our articles of incorporation, significant corporate transactions (such as a merger or other sale of our company or our assets), the payments of dividends on our common stock and the entering into of extraordinary transactions. Under NYSE rules, as a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. As a controlled company, we currently rely on the exemption from the requirement that the majority of our board of directors consist of independent directors, and although we currently have an independent Compensation Committee and Nominating/Corporate Governance Committee, as long as the we remain a “controlled company,” we may elect in the future to take advantage of any of these other exemptions. Accordingly, our common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

The Company's acquisition of Indoff in May 2023 resulted in the recording of significant intangible assets and goodwill totaling approximately $64.3 million. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired, we may be required to record a significant charge to earnings in the period during which the impairment is discovered. The consolidated carrying amounts of goodwill and intangible assets are $65.7 million as of December 31, 2024.

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

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses, including Indoff, may not be successful, may take longer or be more difficult or time-consuming or costly to accomplish than anticipated and could result in disruption to other parts of our business. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our consolidated business and operating results and could result in disruption to other parts of our business.

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

North America

As of December 31, 2024, we have six primary distribution centers in North America and Canada, which aggregate approximately 2.8 million square feet of space. The Company also has smaller distribution facilities located in North America and Canada. The Company has sublet certain warehouse distribution space in Canada, which aggregates to approximately 127,000 square feet, and office space in Florida of approximately 3,000 square feet.

Our headquarters, administrative offices and call centers aggregate approximately 221,000 square feet of space.

The Company has one business to business call center and one warehouse from its discontinued NATG business that are sublet. These properties aggregate to approximately 0.4 million square feet of space.

Asia

As of December 31, 2024 we leased three administrative offices in Asia aggregating approximately 17,000 square feet of space.

Please refer to Note 5, Leases, of Notes to Consolidated Financial Statements for additional information about leased properties.

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

In February 2025, the Company's Board of Directors declared a regular cash dividend of $0.26 per share to common stock shareholders of record at the close of business on March 10, 2025, payable on March 17, 2025.

Depending in part upon profitability, the strength of our balance sheet, our cash position and the need to retain cash for the development and expansion of our business, we anticipate continuing a regular quarterly dividend in the future, subject to availability limitations under our credit facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 9, Credit Facilities, of Notes to Consolidated Financial Statements.

Information regarding securities authorized for issuance under equity compensation plans relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders and is incorporated by reference herein.

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

During 2024, 2023 and 2022, no shares were repurchased. The maximum number of shares that may yet be purchased under the program total approximately 1,375,000.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Global Industrial Company, through its subsidiaries, is a value-added industrial distributor of hundreds of thousands of industrial and MRO products in North America going to market through a system of branded e-commerce websites and relationship marketers.

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

The Company has elected to omit discussion of the earliest year presented, December 31, 2022, in MD&A. This discussion can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2023, filed on March 12, 2024.

Business Outlook

As we enter 2025, we believe we have the right plan in place to build upon the progress of the last year. Initiatives across the business are designed to elevate and highlight Global Industrial’s position as an indispensable business partner, and the value we bring every day to our customers. Investments in key performance areas are designed to strengthen our competitive position, drive operational efficiencies, and help us capture market share.

Highlights from 2024 vs. 2023

The following discussion of our results of operations and financial condition will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•Consolidated sales increased 3.3% to $1.32 billion in U.S. dollars compared to $1.27 billion last year. Excluding Indoff, sales declined 0.6% as compared to the year ago period and 0.5% on an average daily sales basis*.
•Consolidated gross margin increased to 34.3 % compared to 34.2% last year. Excluding Indoff, gross margin was 36.0% compared to 35.5% in the year ago period.
•Consolidated operating income from continuing operations decreased 16.6% to $80.5 million compared to $96.5 million last year. Excluding Indoff, operating income was $73.9 million, a decrease of 18.6%.
•Net income per diluted share from continuing operations decreased 14.7% to $1.57 compared to $1.84 last year.

*Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to U.S. dollars using the current year's average exchange rate. There were 253 selling days in the U.S. in 2024 and 2023 and 250 selling days in Canada in 2024 and 2023.

Results of Operations(1)

Key Performance Indicators (in millions):

	Years Ended December 31,		Change
	2024	2023	2024 vs. 2023
Results of continuing operations:
Consolidated net sales	$1,315.9	$1,274.3	3.3%
Consolidated gross profit	$452.0	$435.8	3.7%
Consolidated gross margin	34.3%	34.2%	0.1%
Consolidated SD&A costs	$371.5	$339.3	9.5%
Consolidated SD&A costs as % of sales	28.2%	26.6%	1.6%
Consolidated operating income	$80.5	$96.5	(16.6)%
Consolidated operating margin from continuing operations:	6.1%	7.6%	(1.5)%
Effective income tax rate	23.9%	25.7%	(1.8)%
Net income from continuing operations	$60.7	$70.7	(14.1)%
Net margin from continuing operations	4.6%	5.5%	(0.9)%
Net income from discontinued operations, net of tax	$0.3	$0.0	NM
NM=not meaningful

1
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years are described as if they ended on the last day of the respective calendar month.  Fiscal years 2024 and 2023 ended on December 28, 2024 and December 30, 2023, respectively. The fiscal years ended 2024 and 2023 included 52 weeks.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales increased 3.3% to $1.32 billion compared to $1.27 billion in 2023, benefiting from last year's Indoff acquisition on May 19, 2023 and strong top line growth in the first half of 2024. As we continued through the year, results softened as we experienced continued weakness in our core small and medium business customer base. Excluding sales contributed by Indoff, full year and average daily sales decreased 0.6% and 0.5%, respectively, compared to prior year. U.S. sales, including Indoff, increased 3.5% compared to the full year of 2023 and Canada sales declined 1.0%. Canada sales increased 0.4% in local currency in 2024.

There were 253 selling days in the U.S. in 2024 and 2023 and 250 selling days in Canada in 2024 and 2023.

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

Gross margin was 34.3% compared to 34.2% in the prior year, a 10 basis point improvement. Excluding Indoff, gross margin was 36.0%, a 50 basis points improvement compared to prior year. The year over year improvement was primarily the result of modest price actions taken throughout the year to offset both the increased costs of inbound ocean transportation, as well as, higher parcel fulfillment costs. In the prior year, the Company's margin reflected a nearly 40 basis point benefit in the fourth quarter of 2023 and 10 point basis benefit in fiscal year 2023, respectively, from a one-time settlement with a former less-than-truckload ("LTL") freight partner.

Management of our margin profile remains a key focus for the Company. Performance will continue to reflect the impact of proactive promotion and freight actions as part of our competitive pricing initiatives, and ocean freight costs, which remain volatile and elevated. Consolidated gross margin will continue to also be impacted by Indoff's lower gross margin profile. The Company may also experience margin variability in future periods due to the current economic environment, inflationary pressures and historical seasonality.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

Selling, distribution and administrative expenses totaled $371.5 million and $339.3 million for the years ended December 31, 2024 and 2023, respectively.

SD&A costs as a percentage of sales increased approximately 160 basis points in 2024 compared to 2023. This increase reflects the impact of the planned investment in key sales and marketing growth initiatives, which generated negative leverage due to the soft customer demand environment, increased audit and consulting costs related to the remediation of certain IT general controls, increased healthcare costs, as well as, the full year's inclusion of Indoff costs. Cost increases include planned net marketing spend of approximately $10.5 million, which includes significant cost per click ("CPC") inflation, and a full year of inclusion of Indoff expenses of approximately $11.7 million compared to prior year. These increased Indoff cost inclusions related primarily to compensation and related costs of approximately $8.1 million, of which $5.1 million was for sales commissions and $1.1 million was for intangible asset amortization. Additional cost increases included total compensation and related costs of approximately $5.8 million and increased audit and consulting costs related to the remediation of certain IT general controls of approximately $2.0 million. The $5.8 million of increased compensation and related costs are attributed to approximately $3.2 million of increased salaries, approximately $0.5 million of increased variable compensation and approximately $1.6 million of increased healthcare costs offset by approximately $1.1 million in cost savings related to lower workers compensation claims in 2024. The Company also incurred approximately $0.7 million of recruitment costs associated with our CEO search.

OPERATING MARGIN

The Company's operating margin declined 150 basis points in 2024 compared to 2023, driven by the soft customer demand experienced in the second half of the year, proactive promotion and freight actions and planned investments in key growth initiatives.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.2 million for 2024 and $1.1 million for 2023. In 2023, these expenses reflect the outstanding loan balance, utilized to partially fund the Indoff acquisition in May 2023, which were repaid in the third quarter of 2023. The Company also recorded foreign exchange losses of approximately $0.5 million in 2024 and $0.2 million in 2023.

INCOME TAXES

The Company recorded net tax expense in continuing operations for 2024 of $19.1 million, or 23.9%. Tax expense from continuing operations was primarily the result of pretax income in the U.S. and India operations, including tax expense for certain U.S. states. The tax rate in 2024 benefited from the reversal of previously non-deductible executive stock compensation of approximately $1.1 million related the departure of the CEO in August 2024.

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

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2024	2023	$ Change
Cash and cash equivalents	$44.6	$34.4	$10.2
Accounts receivable, net	$126.5	$130.7	$(4.2)
Inventories	$167.1	$150.8	$16.3
Prepaid expenses and other current assets	$14.4	$13.9	$0.5
Accounts payable	$106.5	$111.0	$(4.5)
Accrued expenses and other current liabilities	$47.8	$49.1	$(1.3)
Operating lease liabilities	$14.1	$14.1	$0.0
Working capital	$184.2	$155.6	$28.6

Historical Cash Flows

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities from continuing operations	$50.4	$112.0
Net cash provided by operating activities from discontinued operations	$0.3	$0.0
Net cash used in investing activities from continuing operations	$(3.8)	$(76.2)
Net cash used in financing activities from continuing operations	$(36.7)	$(29.7)
Effects of exchange rates on cash	$0.0	$(0.2)
Net increase in cash and cash equivalents	$10.2	$5.9

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

Our working capital increased $28.6 million primarily related to higher cash and inventory balances, lower accounts payable, accrued expenses and other current liabilities balances offset by lower accounts receivable balances. Accounts receivable days outstanding were 37.7 in 2024 compared to 37.3 in 2023. Inventory turns were 5.2 in 2024 compared to 5.3 in 2023 and accounts payable days outstanding were 48.4 in 2024 compared to 50.0 in 2023. We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $50.7 million attributable to cash generated from net income adjusted by other non-cash items which provided $72.7 million in 2024 compared to $85.3 million provided in 2023. This decrease is primarily the result of lower income in 2024 offset by increased depreciation and amortization expenses. In addition, changes in our working capital accounts used $22.3 million in 2024 compared to $26.7 million provided in 2023, primarily the result of changes in inventory and accounts payable balances. Net cash provided by operating activities from discontinued operations was $0.3 million in 2024 and 0.0 million in 2023.

Investing Activities

Net cash used in investing activities totaled $3.8 million and $76.2 million for 2024 and 2023 respectively In 2024, investing activities was used for warehouse machinery and equipment for distribution facilities, leasehold improvements and computer equipment upgrades. In 2023, $72.6 million was used for the purchase of Indoff, offset by $0.3 million of cash acquired, with the balance of $3.9 million used for warehouse machinery and equipment for our U.S. warehouses and new Canadian distribution center, leasehold improvements, computer equipment upgrades and molds.

Financing Activities

Net cash used in financing activities was $36.7 million in 2024 and $29.7 million in 2023. In 2024, net cash used in financing activities primarily related to the regular quarterly dividend of $0.25 per common share which totaled $38.4 million. Offsetting these payments were proceeds of $1.8 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled approximately $1.6 million and proceeds of $1.5 million from the issuance of common stock from our employee stock purchase plan. In 2023, net cash used in financing activities primarily related to the regular quarterly dividend of $0.20 per common share which totaled $30.6 million and net repayments of short-term borrowings of $0.6 million. Offsetting these payments, were net proceeds of $0.1 million from the issuance of common stock from stock option exercises, net of payments for payroll taxes through shares withheld of approximately $0.5 million and proceeds of $1.4 million from the issuance of common stock from our employee stock purchase plan

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate ("SOFR"), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2024, eligible collateral under the credit agreement was $125.0 million, total availability was $122.2 million, total outstanding letters of credit was $1.7 million, total excess availability was $120.5 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2024.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility. In 2025 we anticipate capital expenditures to be in the range of $2.0 to $3.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of December 31, 2024, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2024 cash balances held in foreign subsidiaries totaled approximately $4.6 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $160 million of liquidity (cash and an undrawn line of credit) in the U.S. as of December 31, 2024.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expire at various dates through 2034. As of December 31, 2024 we were obligated for approximately $83.1 million under these non-cancelable operating leases. In 2025 we anticipate cash expenditures of approximately $18.4 million for these operating leases.  We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying, in the United States and Canada.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. As of December 31, 2024 we were obligated for approximately $34.0 million under these commitments. In 2025 we anticipate cash expenditures of approximately $10.5 million related to these commitments. In addition to the previously mentioned commitments, we had $1.7 million of standby letters of credit outstanding as of December 31, 2024.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2024, the Company had no material uncertain tax positions.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1, Basis of Presentation, of Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ materially from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers, forecasts of future economic conditions and information available from other outside sources, as appropriate. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented. We identify below a number of policies that entail significant judgments or estimates, the assumptions and/or judgments used to determine those estimates and the potential effects on reported financial results if actual results differ materially from these estimates.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation which typically occurs within a year of receipt. The Company had approximately $4.1 million of contract liabilities as of December 31, 2024 and $3.3 million as of December 31, 2023.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.9 million at December 31, 2024 and $2.1 million at December 31, 2023, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

Our inventory reserve estimates for the years ended December 31, 2024 and 2023 were not materially different than our actual experience. However, if in the future our estimates are materially different than our actual experience, we could have a material loss adjustment.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplemental Data, of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates (principally Canadian Dollars) as measured against the U.S. Dollar and each other.

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $6.7 million and pretax income would have changed by approximately $0.1 million if average foreign exchange rates changed by 10% in 2024. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2024 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2024, we had no outstanding debt under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024. This conclusion is due to material weaknesses identified in the design and operation of certain key Information Technology General Controls ("ITGCs"). These weaknesses are described below and represent a continuation of the initial material weaknesses identified in Management’s evaluation of the control environment of the core Global Industrial business as of December 31, 2023. Additionally, Management’s evaluation and assessment of the control environment within Indoff LLC, identified in the second quarter of 2024, contributed to this conclusion.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls were not effective as of December 31, 2024, due to material weaknesses in the design and operation of certain key Information Technology General Controls (“ITGCs”) within both Global Industrial and Indoff businesses. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

Notwithstanding this material weakness noted above, management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. Additional detail on the nature of the material weaknesses, and managements conclusions can be found below.

Inadequate Information Technology General Controls and Business Process Controls

Previously Reported Material Weaknesses

As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we have identified material weaknesses in the design and operation of IT general controls ("ITGCs") related to our key accounting, reporting, and proprietary information technology ("IT") systems, including related IT tools supporting the Company’s financial reporting processes and controls performed by the Company in support of the SOC1’s for those applications, supported by third-party service organizations. These conclusions also resulted in the corresponding automated and IT dependent manual business process controls that rely on these systems to be ineffective. Additionally, as reported in our second quarter of 2024 Form 10-Q, the Company completed its assessment of the internal controls over financial reporting of the Indoff LLC business. As anticipated, given the private company nature of the acquired business, management has concluded that the design and operation of Indoff’s IT general controls, as well as the corresponding automated and IT dependent manual business process controls relying on said IT systems, were also ineffective, resulting in a material weakness.

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024, and issued an adverse report on the effectiveness of our internal control over financial reporting for the period ending December 31 2024, as stated in its report, which is included herein.

As a result of the identification of the material weaknesses, and prior to filing this Annual Report, along with our auditors, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the years ended December 31, 2024, 2023, and 2022 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Part IV of this Annual Report, and we have developed a remediation plan for the material weaknesses, which is described below.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

During 2024, the Company made substantial progress in its efforts to remediate the design and operating effectiveness of its control environment, however, this effort remains ongoing. The Company continues to implement changes to the design, implementation, and monitoring of ITGCs in the areas of IT operations, user access, and change management for applications supporting all of the Company’s financial statement preparation and reporting processes, including those of Indoff, to ensure that internal controls are designed and operating effectively. Our remediation plans have included:

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

•Implementation of controls that increase the frequency of periodic re-evaluation of user access privileges, including administrative access

•Implementation of technology solutions to organize and streamline the administration supporting the Control Framework as well as technology to enhance user and logical access controls

•Adoption of the principles of limited access rights and access for all system users as well as the rationalization of access privileges for all system users and critical transactions, based on job responsibilities considering segregation of duties

Management has made significant progress in enhancing the Company’s IT general controls to remediate the IT general control material weakness. In fiscal year 2024, with the oversight of the Audit Committee of our Board of Directors, we commenced remediation efforts to address the material weaknesses and enhance our control environment, including our IT general controls over financial reporting. As part of our continued enhancement, we hired additional key IT compliance personnel and a third-party accounting advisory firm with appropriate internal control expertise, experience, and training commensurate with our technical requirements. Management worked with the accounting advisory firm to revise its Risk and Control Matrix (RACM), as it relates to its IT General Controls, to align a robust control environment to the inherent risks in the business. This included designing the control framework at a more granular level and specifically identifying each attribute necessary to address such risk. Key control owners, compliance staff, and other necessary stakeholders were trained on the enhanced procedures necessary to achieve an effective control environment. Management also implemented a compliance tool to effectively manage the IT general control program. In addition, management is implementing an Identity Access Management ("IAM") platform to enhance user and logical access management and compliance, including segregation of duties ("SOD") features.

As we progress through these remediation efforts, management is actively involved in ongoing assessments and reviews, with oversight from the audit committee of our Board of Directors. Whenever additional enhancements are needed to further improve the control environment and address material weaknesses, we perform assessments to determine their overall impact.
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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Industrial Company

Opinion on Internal Control over Financial Reporting

We have audited Global Industrial Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("the COSO criteria"). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Global Industrial Company (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to the ineffective design and operation of information technology (“IT”) general controls for IT applications supporting the Company’s internal control over financial reporting processes, including those processes at its Indoff LLC business. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 26, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 26, 2025

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Item 15.    Exhibits and Financial Statement Schedules.

3	Exhibits.

	Exhibit No.	Description
	3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1) (Registration No. 33-92052).
	3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to the Company’s report on Form 8-K dated May 18, 1999).
	3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Company’s report on Form 8-K dated June 21, 2021).
	3.4	Second Amended and Restated By-laws of the Company (effective as of June 21, 2021 (incorporated by reference to the Company’s report on Form 8-K dated June 21, 2021).
	4.1	Stockholders Agreement (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 1995).
	4.2	Description of Registrant's Securities (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2021).
	10.1*	Form of 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 29, 2010).
	10.2*	Amendment to the Term of the 2010 Long Term Incentive Plan (incorporated by reference to the Company’s Supplemental Proxy Material filed May 18, 2015).
	10.3*	Form of Employee Stock Purchase Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed November 2, 2018).
	10.4*	Form of 2020 Omnibus Long-Term Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed April 22, 2020).
10.5*
Form of Performance-Based Restricted Stock Unit Agreement under the Global Industrial Company 2020 Omnibus Long Term Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2023).

10.6*
Form of Time-Based Restricted Stock Unit Agreement under the Global Industrial Company 2020 Omnibus Long Term Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2023).

10.7*
Form of Non-Qualified Option to Purchase under the Global Industrial Company 2020 Omnibus Long Term Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2023).

	10.8*	Employment Agreement, dated February 7, 2025, between the Company and Anesa Chaibi (filed herewith).
	10.9*	Employment Agreement, dated October 12, 2021, between the Company and Adina Storch (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021).
	10.11*	Amendment No. 1, dated December 2, 2021, to the Employment Agreement, between the Company and Adina Storch (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2021).
10.12*
Amendment No. 2, dated July 31, 2024, to the Employment Agreement, between the Company and Adina Storch (incorporated by reference to the Company's quarterly report on Form 10-Q Q for the quarterly period ended September 30, 2024).

	10.13	Amended and Restated Lease dated December 14, 2016, by and between Addwin Realty Associates, LLC (landlord) and Global Equipment Company Inc. (tenant) (Port Washington, NY facility) (incorporated by reference to the Company’s report on Form 8-K dated December 16, 2016).
	10.14	Third Amended and Restated Credit Agreement dated as of October 28, 2016, by and among the Company and certain affiliates thereof and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).
	10.15	Amendment No. 1, dated as of October 19, 2021, to the Third Amended and Restated Credit Agreement by and among the Company and certain affiliates thereof, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021).

10.16	Amendment No. 2, dated as of June 28, 2022, to the Third Amended and Restated Credit Agreement by and among Global Industrial Company (f/k/a Systemax Inc.) and certain affiliates thereof, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2022).
10.17	Amendment No. 3, dated as of November 29, 2022, to the Third Amended and Restated Credit Agreement by and among Global Industrial Company (f/k/a Systemax Inc.) and certain affiliates thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, and the lenders from time to time party thereto. (incorporated by reference to the Company’s report on Form 8-K dated November 29, 2022).
10.18	Third Amended and Restated Pledge and Security Agreement dated as of October 28, 2016, by and among the Company and certain affiliates thereof and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Third Amended and Restated Credit Agreement (incorporated by reference to the Company’s report on Form 8-K dated November 3, 2016).
10.19
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

19	Insider Trading Policy (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	Global Industrial Company Clawback Policy, effective as of October 2, 2023 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2023).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

    *Management contract or compensatory plan or arrangement.
(1) This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

By: /s/ ANESA CHAIBI

Anesa Chaibi
Chief Executive Officer

Date: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD B. LEEDS	Executive Chairman and Director	February 26, 2025
Richard B. Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	February 26, 2025
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	February 26, 2025
Robert Leeds

/s/ ANESA CHAIBI	Chief Executive Officer	February 26, 2025
Anesa Chaibi	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Senior Vice President and Chief Financial Officer	February 26, 2025
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	February 26, 2025
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT D. ROSENTHAL	Director	February 26, 2025
Robert D. Rosenthal

/s/ CHAD M. LINDBLOOM	Director	February 26, 2025
Chad M. Lindbloom

/s/ GARY S. MICHEL	Director	February 26, 2025
Gary S. Michel

/s/ PAUL S. PEARLMAN	Director	February 26, 2025
Paul S. Pearlman

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Global Industrial Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Industrial Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2025 expressed an adverse opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Inventory Valuation
Description of the Matter
As of December 31, 2024, the Company’s net inventory balance was $167.1 million. As described in Note 2 to the consolidated financial statements, management records inventory at the lower of its cost or net realizable value. The valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory. To determine the net realizable value of the Company’s inventory, management considers factors such as market conditions, inventory levels and assumptions regarding future demand and direct selling costs.

Auditing the Company’s assessment of the net realizable value of its inventory was complex as auditor judgment was necessary in evaluating the valuation based on the assumptions described above.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design effectiveness of controls over the inventory valuation process, including controls over the assumptions described above, that are used in management’s assessment of the net realizable value of the Company’s inventory.

Our audit procedures to test the valuation of the Company’s inventory included, among others, evaluating the appropriateness of management’s inputs to the net realizable value assessment, including testing the completeness and accuracy of the data used in management’s calculation such as product costs, direct selling costs, market prices and inventory levels for each product. To evaluate management’s ability to accurately estimate the valuation of inventory, we compared current market prices to the assumptions used in the inventory valuation estimated by management in prior years. We also tested the mathematical accuracy of the Company’s calculation and performed inquiries of the Company’s management to evaluate the Company’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

New York, New York
February 26, 2025

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2024	2023
ASSETS:
Current assets:
Cash and cash equivalents	$44.6	$34.4
Accounts receivable, (net of allowance for credit losses of $2.8 and $2.9, respectively)	126.5	130.7
Inventories	167.1	150.8
Prepaid expenses and other current assets	14.4	13.9
Total current assets	352.6	329.8

Property, plant and equipment, net	19.1	20.0
Operating lease right-of-use assets	72.7	84.4
Deferred income taxes	8.1	7.9
Goodwill and intangibles	65.7	69.3
Other assets	2.5	2.0
Total assets	$520.7	$513.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$106.5	$111.0
Accrued expenses and other current liabilities	47.8	49.1
Operating lease liabilities	14.1	14.1
Total current liabilities	168.4	$174.2

Operating lease liabilities	69.0	81.4
Other liabilities	2.2	2.6
Total liabilities	239.6	258.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none	0.0	0.0
Common stock, par value $0.01 per share, authorized 150 million shares; issued 39,178,283 and 39,123,102 shares; outstanding 38,230,328 and 38,074,344 shares	0.4	0.4
Additional paid-in capital	207.5	204.8
Treasury stock at cost —947,955 and 1,048,758 shares	(16.8)	(18.6)
Retained earnings	88.6	66.0
Accumulated other comprehensive income	1.4	2.6
Total shareholders’ equity	281.1	255.2
Total liabilities and shareholders’ equity	$520.7	$513.4

See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$1,315.9	1,274.3	$1,166.1
Cost of sales	863.9	838.5	744.9
Gross profit	452.0	435.8	421.2
Selling, distribution and administrative expenses	371.5	339.3	316.0
Operating income from continuing operations	80.5	96.5	105.2
Foreign currency exchange loss	0.5	0.2	0.3
Interest and other expense	0.2	1.1	1.1
Income from continuing operations before income taxes	79.8	95.2	103.8
Provision for income taxes	19.1	24.5	25.7
Net income from continuing operations	60.7	70.7	78.1
Income from discontinued operations, net of tax	0.3	0.0	0.7
Net income	$61.0	$70.7	$78.8

Net income per common share from continuing operations:
Basic	$1.58	$1.85	$2.05
Diluted	$1.57	$1.84	$2.04
Net income per common share from discontinued operations:
Basic	$0.01	$0.00	$0.02
Diluted	$0.01	$0.00	$0.02
Net income per common share:
Basic	$1.59	$1.85	$2.07
Diluted	$1.58	$1.84	$2.06

Weighted average common and common equivalent shares:
Basic	38.3	38.1	38.0
Diluted	38.4	38.2	38.1

Dividends declared	1.00	0.80	0.72

See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	61.0	70.7	$78.8
Other comprehensive income:
Foreign currency translation	(1.2)	0.2	(0.9)
Total comprehensive income	$59.8	$70.9	$77.9

See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$60.7	$70.7	$78.1
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7.6	6.4	3.9
(Benefit) provision for deferred income taxes	(0.5)	2.0	0.0
Provision for credit losses	2.1	3.2	1.6
Compensation expense related to equity compensation plans	2.8	3.0	4.5
Gain on dispositions and abandonment	0.0	0.0	(0.1)

Changes in operating assets and liabilities:
Accounts receivable	1.6	(2.6)	(3.3)
Inventories	(17.1)	33.3	(7.0)
Prepaid expenses and other assets	(2.6)	(0.8)	(1.8)
Income taxes	1.7	(1.1)	(7.1)
Accounts payable	(4.0)	1.2	(17.0)
Accrued expenses, other current liabilities and other liabilities	(1.9)	(3.3)	(2.0)
Net cash provided by operating activities from continuing operations	50.4	112.0	49.8
Net cash provided by operating activities from discontinued operations	0.3	0.0	0.4
Net cash provided by operating activities	50.7	112.0	50.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3.8)	(3.9)	(7.4)
Proceeds from disposals of property, plant and equipment	0.0	0.0	0.3
Purchase of Indoff LLC, net of cash acquired	0.0	(72.3)	0.0
Net cash used in investing activities from continuing operations	(3.8)	(76.2)	(7.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(38.4)	(30.6)	(27.6)
Borrowings under credit facility	0.0	50.6	119.0
Repayments under credit facility	0.0	(51.2)	(122.9)
Proceeds from issuance of common stock	1.8	0.6	0.8
Payment of payroll taxes on stock-based compensation through shares withheld	(1.6)	(0.5)	(0.4)
Proceeds from the issuance of common stock from employee stock purchase plans	1.5	1.4	1.4
Net cash used in financing activities from continuing operations	(36.7)	(29.7)	(29.7)

EFFECTS OF EXCHANGE RATES ON CASH	0.0	(0.2)	(0.3)

NET INCREASE IN CASH	10.2	5.9	13.1
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	34.4	28.5	15.4

CASH AND CASH EQUIVALENTS – END OF YEAR	$44.6	$34.4	$28.5

Supplemental disclosures:

Interest paid	$0.3	$1.1	$1.2

Income taxes paid	$17.9	$23.7	$32.8
Supplemental disclosures of non-cash operating and investing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating and finance leases	$4.5	$6.3	$34.5

See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2021	37,854	$0.4	$195.8	$(20.4)	$(25.5)	$3.3	$153.6
Stock-based compensation expense			4.5				4.5
Issuance of restricted stock	32		(0.6)	0.6			0.0
Stock withheld for employee taxes	(12)			(0.4)			(0.4)
Proceeds from issuance of common stock	34		0.1	0.7			0.8
Dividends					(27.4)		(27.4)
Issuance of shares under employee stock purchase plan	53		1.4				1.4
Change in cumulative translation adjustment						(0.9)	(0.9)
Net income					78.8		78.8
Balances, December 31, 2022	37,961	$0.4	$201.2	$(19.5)	$25.9	$2.4	210.4
Stock-based compensation expense			3.0				3.0
Issuance of restricted stock	44		(0.7)	0.7			0.0
Stock withheld for employee taxes	(19)		(0.2)	(0.3)			(0.5)
Proceeds from issuance of common stock	29		0.1	0.5			0.6
Dividends					(30.6)		(30.6)
Issuance of shares under employee stock purchase plan	59		1.4				1.4
Change in cumulative translation adjustment						0.2	0.2
Net income					70.7		70.7
Balances, December 31, 2023	38,074	$0.4	$204.8	$(18.6)	$66.0	$2.6	$255.2
Stock-based compensation expense			2.8				2.8
Issuance of restricted stock	73		(1.3)	1.3			0.0
Stock withheld for employee taxes	(39)		(0.9)	(0.7)			(1.6)
Proceeds from issuance of common stock	67		0.6	1.2			1.8
Dividends					(38.4)		(38.4)
Issuance of shares under employee stock purchase plan	55		1.5				1.5
Change in cumulative translation adjustment						(1.2)	(1.2)
Net income					61.0		61.0
Balances, December 31, 2024	38,230	$0.4	$207.5	$(16.8)	$88.6	$1.4	$281.1
See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Global Industrial Company, through its operating subsidiaries (collectively, the “Company” or “Global Industrial”), is a value-added national distributor of hundreds of thousands of industrial and maintenance, repair and operations ("MRO") products in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company operates in three segments that are aggregated into one reportable business segment. The Company sells a wide array of industrial and maintenance, repair and operation products, markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of products is impractical.

The Company acquired 100% of the outstanding equity interests of Indoff LLC ("Indoff"), a business-to-business direct marketer of material handling products, commercial interior products and business products with operations in North America, on May 19, 2023, for approximately $72.6 million in cash, $5.2 million of which was placed into an escrow account for two years to secure the sellers’ indemnification obligations under the purchase agreement. Under the terms of the escrow agreement the escrow amount was reduced to $2.5 million on the one year anniversary of the closing date. This acquisition expanded the Company's presence in the MRO market in North America. The Indoff accounts are included in the accompanying consolidated financial statements from the date of acquisition.

The Company's discontinued operations include its former North American Technology Group business, which was sold in December 2015 and has been winding down its operations since then. The results of the former North American Technology business are included in discontinued operations in the accompanying consolidated financial statements.

Related Party Transactions

During 2024 and 2023, the Company incurred a de minimis amount of related party transactions other than those disclosed within the leases disclosure.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Global Industrial Company, and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The full year of 2024, 2023 and 2022 included 52 weeks.

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

The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2034.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method over their estimated useful lives ranging from three years to fifteen years. Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases. During 2024, the Company disposed of property, plant and equipment and accumulated depreciation of $1.6 million. During 2023, the Company disposed of property, plant and equipment and accumulated depreciation of approximately $1.3 million.

Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

Evaluation of Long-lived Assets — Long-lived assets are assets used in the Company’s operations and include definite-lived intangible assets, operating lease right of use assets, property and equipment used to generate sales and cash flows. Long-lived assets are evaluated for impairment by reviewing operating results, cash flows, future operating forecasts and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the primary asset’s remaining life. If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the asset group is impaired and an impairment loss is recorded.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation which typically occurs within a year of receipt. The Company had approximately $4.1 million of contract liabilities as of December 31, 2024 and $3.3 million as of December 31, 2023.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical return rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.9 million at December 31, 2024 and $2.1 million at December 31, 2023, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

Net advertising expenses were $90.6 million, $79.8 million and $72.0 million during 2024, 2023 and 2022, respectively, and are included in the accompanying consolidated statements of operations.

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

Employee Benefit Plans — The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $2.2 million in 2024, $1.9 million in 2023 and $1.5 million in 2022.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At December 31, 2024 and 2023, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

The Company purchases substantially all of its products and components directly from both large and small manufacturers as well as large wholesale distributors.  No supplier accounted for 10% or more of our product purchases in 2024, 2023 and 2022. Most private brand products are manufactured by third parties to our specifications.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker ("CODM"), and included in the reported measure of segment profit or loss. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted this standard and it did not have a material impact on the Company's financial position or results of operations.

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

3.CREDIT LOSSES

The following is a rollforward of the allowances for credit losses related to the Company's receivables for the year ended December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Balance at beginning of period	$2.9	$2.3
Current period provision	2.1	3.2
Write-offs - trade accounts receivable	(2.2)	(2.6)
Balance at end of period	$2.8	$2.9

4.ACQUISITION

The Company acquired 100% of the outstanding equity interests of Indoff, a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, on May 19, 2023 for approximately $72.6 million in cash, $5.2 million of which was placed into an escrow account for two years to secure the sellers’ indemnification obligations under the purchase agreement. Under the terms of the escrow agreement the escrow amount was reduced to $2.5 million on the one year anniversary of the closing date. The acquisition expanded the Company's presence in the industrial products market in North America. The acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The fair value assigned to the identified intangible assets acquired were based on assumptions and estimates made by management. The Company acquired in this transaction customer lists and trademark assets that are amortizing over a ten-year period which results in approximately $3.0 million in annual amortization expense. The acquisition was an asset acquisition for tax purposes and as such, the customer lists, trademarks and goodwill resulting from this acquisition will be tax deductible over a fifteen-year period. The Indoff accounts are included in the accompanying consolidated financial statements from the date of acquisition.

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

For the year ended December 31, 2024, Indoff generated revenue and net income of approximately $165.3 million and $5.1 million, respectively.

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

Nonrecurring charges directly related to the transaction of approximately $1.1 million, net of tax, have been eliminated from 2023 net income from continuing operations. Results for 2023 include approximately $1.9 million of amortization expense related to the intangible assets acquired.

5.LEASES

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2034. In the first quarter of 2024, the Company recorded an operating right-of-use ("ROU") asset and related lease liability of $0.7 million related to a three year term extension of an existing administrative office location consisting of approximately 16,200 square feet. In the second quarter of 2024, the Company recorded an ROU asset and related lease liability of approximately $0.5 million related to a thirty-seven month term lease of an existing sales office location consisting of approximately 6,600 square feet. In the third quarter of 2024, the Company recorded an ROU asset and related lease liability of approximately $1.4 million related to a five year term lease for administrative offices consisting of approximately 13,000 square feet. In the fourth quarter of 2024, the Company recorded ROU assets and related lease liabilities of approximately $1.9 million related to a ten year term lease for an administrative office consisting of approximately 11,000 square feet, a thirty-nine month term lease for administrative offices consisting of approximately 6,000 square feet and a two year term lease of an existing administrative office location consisting of approximately 4,000 square feet.

The Company's operating and finance lease costs, included in continuing operations, was $17.4 million, $17.0 million and $15.4 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

Information relating to operating leases for continuing and discontinued operations as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases	6.5 years	7.2 years
Weighted Average Discount Rate
Operating leases	5.4%	5.4%
ROU assets obtained in exchange for operating and finance lease obligations	$4.5	$6.3

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2025	18.4
2026	16.5
2027	12.6
2028	12.1
2029	12.3
Thereafter	28.5
Total lease payments	100.4
Less: interest	(17.3)
Total present value of lease liabilities	$83.1

The Company currently leases its headquarters office facility from an entity owned by the Company’s principal shareholders. Total rent expense recorded to related parties was $1.0 million in 2024, 2023 and 2022.

The Company has sublease agreements for unused facilities which expire at various dates through 2028. Total sublease income of $4.3 million, $4.1 million and $2.7 million was recorded for the years ended December 31, 2024, 2023 and 2022, respectively. Future rent streams related to sublease agreements consists of $4.0 million to be collected in less than one year, $5.0 million to be collected between one and three years and $0.2 million to be collected between three and five years.

6.REVENUE

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Net sales:
United States	$1,248.6	$1,206.3	$1,094.3
Canada	67.3	68.0	71.8
Consolidated	$1,315.9	$1,274.3	$1,166.1

7.    GOODWILL AND INTANGIBLES

The following table provides information related to the carrying value of goodwill and intangible assets (indefinite-lived and definite-lived) (in millions):

	December 31,
	2024	2023
Goodwill	$39.6	$40.0
Definite-lived intangibles	25.4	28.6
Indefinite-lived intangibles	0.7	0.7
Balances, December 31	$65.7	$69.3

The Company finalized the purchase price allocation related to the Indoff acquisition resulting in a reduction to goodwill of approximately of $0.4 million.

Indefinite-lived intangible assets:

The following table provides information related to the carrying value of indefinite lived intangibles as of December 31, 2024 and 2023, respectively (in millions):

	December 31,
	2024	2023
Domain names	$0.7	$0.7

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets as of December 31, 2024 (in millions):

	December 31, 2024
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	10 yrs	$26.1	$5.9	$20.2	8.4
Trademarks	10 yrs	6.2	1.0	5.2	8.4
Total		$32.3	$6.9	$25.4	8.4

The following table summarizes information related to definite-lived intangible assets as of December 31, 2023 (in millions):

	December 31, 2023
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	10 yrs	$26.1	$3.3	$22.8	9.3
Trademarks	10 yrs	6.2	0.4	5.8	9.4
Total		$32.3	$3.7	$28.6	9.3

The aggregate amortization expense for these intangibles was approximately $3.2 million in 2024 and $3.0 million in 2023. The estimated amortization for future years ending December 31 is as follows (in millions):

2025	$3.0
2026	3.0
2027	3.0
2028	3.0
2029	3.0
Thereafter	10.4
Total	$25.4

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2024	2023
Land improvements	$0.8	$0.8
Furniture and fixtures, office, computer and other equipment and software	44.2	43.0
Leasehold improvements	16.3	15.6
	61.3	59.4
Less accumulated depreciation and amortization	42.2	39.4
Property, plant and equipment, net	$19.1	$20.0

Depreciation charged to continuing operations for property, plant and equipment in 2024, 2023, and 2022 was $4.4 million, $4.3 million and $3.7 million, respectively, and is reported within selling, distribution and administrative expenses. During 2024, the Company disposed of property, plant and equipment and accumulated depreciation of $1.6 million. During 2023, the Company disposed of property, plant and equipment and accumulated depreciation of $1.3 million.

9.    CREDIT FACILITIES

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate ("SOFR"), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2024, eligible collateral under the credit agreement was $125.0 million, total availability was $122.2 million, total outstanding letters of credit was $1.7 million, total excess availability was $120.5 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2024.

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2024	2023
Payroll and employee benefits	$23.7	$23.0
Freight	5.8	7.3
Deferred revenue	4.3	3.5
Sales and GST taxes payable	3.7	3.9
Product returns liability	1.9	2.1
Other	8.4	9.3
Accrued expenses and other current liabilities	$47.8	$49.1

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the years ended December 31, 2024, 2023 and 2022 (in millions, except for per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income from continuing operations	$60.7	$70.7	$78.1
Less: Distributed net income available to participating securities	(0.3)	(0.2)	(0.1)
Less: Undistributed net income available to participating securities	(0.1)	(0.2)	(0.2)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$60.3	$70.3	$77.8
Add: Undistributed net income allocated to participating securities	0.1	0.2	0.2
Less: Undistributed net income reallocated to participating securities	(0.1)	(0.2)	(0.2)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$60.3	$70.3	$77.8
Denominator:
Weighted average shares outstanding for basic net income per share	38.3	38.1	38.0
Effect of dilutive securities	0.1	0.1	0.1
Weighted average shares outstanding for diluted net income per share	38.4	38.2	38.1

Net income per share from continuing operations:
Basic	$1.58	$1.85	$2.05
Diluted	$1.57	$1.84	$2.04

Net income from discontinued operations	$0.3	$0.0	$0.7
Less: Distributed net income available to participating securities	$0.0	$0.0	$0.0
Less: Undistributed net income available to participating securities	$0.0	$0.0	$0.0
Numerator for basic and diluted net income per share:
Undistributed and distributed net income available to common shareholders	$0.3	$0.0	$0.7

Net income per share from discontinued operations:
Basic	$0.01	$0.00	$0.02
Diluted	$0.01	$0.00	$0.02

Net income per share:
Basic	$1.59	$1.85	$2.07
Diluted	$1.58	$1.84	$2.06

Potentially dilutive securities	0.2	0.2	0.1

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Global Industrial Company's common stock, and their inclusion would be anti-dilutive.

12.    STOCK REPURCHASES

In 2018, the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. During 2024, 2023 and 2022, no shares were repurchased. The maximum number of shares that may yet be purchased under the Plan was approximately 1,375,000 at December 31, 2024.

13.    SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has two equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April 2010 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. The Company is no longer granting options or awards under this plan. A total of 249,064 options and 0 restricted stock units were outstanding under this plan as of December 31, 2024.

The 2020 Omnibus Stock Incentive Plan (“2020 Omnibus Plan”) - This plan was adopted in June 2020 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year (or $10.0 million in the case of cash performance awards). Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 240,319 options and 335,518 restricted stock units were outstanding under this plan as of December 31, 2024.

The fair value of employee share options is recognized in expense over the vesting period of the options, using the graded attribution method. The fair value of employee share options is determined on the date of grant using the Black-Scholes option pricing model. The Company has calculated its dividend yield by dividing the annualized regular quarterly dividend by the current stock price at grant date. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. Stock-based compensation expense forfeitures are recognized as they occur.

The fair value of the restricted stock ("RSU") and performance restricted stock ("PRSU") is the closing stock price on the NYSE of the Company's common stock on the date of grant or the closing stock price of the Company's common stock on the last business day prior to the grant date. Upon delivery, a portion of the RSU or PRSU award may be withheld to satisfy the statutory withholding taxes. The remaining RSUs or PRSUs will be settled in shares of the Company's common stock after the vesting period and on the prescribed delivery date. These RSUs and PRSUs have none of the rights of outstanding shares of common stock, other than rights to cash dividends, until common stock is distributed. The PRSUs awarded in 2024 are entitled to cash dividends on the vested, not unvested, units.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in continuing operations (selling, distribution and administrative expenses) for 2024, 2023 and 2022 was $0.5 million, $0.9 million, and $1.3 million respectively. The related future income tax benefits recognized for 2024, 2023, and 2022 was $0.2 million, respectively.

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2024, 2023 and 2022:

	2024	2023	2022
Expected annual dividend yield	1.8%	2.5%	2.0%
Risk-free interest rate	4.26%	4.06%	1.85%
Expected volatility	44.5%	49.9%	52.8%
Expected life in years	4.8	4.8	5.0

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2024		2023		2022
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	541,657	$26.10	509,212	$25.65	463,304	$24.28
Granted	70,170	$43.83	80,976	$28.99	79,025	$32.65
Exercised	(58,407)	$24.09	(25,967)	$20.25	(29,917)	$22.87
Canceled or expired	(64,037)	$30.41	(22,564)	$33.01	(3,200)	$26.61
Outstanding at end of year	489,383	$28.32	541,657	$26.10	509,212	$25.65

Options exercisable at year end	349,274		333,796		297,889
Weighted average fair value per option granted during the year	$16.53		$11.30		$13.07

The total intrinsic value of options exercised was $1.0 million in 2024, and $0.3 million in 2023 and in 2022.

The following table summarizes information about options vested and exercisable or non-vested that are expected to vest (non-vested outstanding less expected forfeitures) at December 31, 2024:

Range of Exercise Prices			Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$15.00	41,500	$5.91	1.74	$0.8
$15.01	to	$25.00	213,881	$23.57	3.37	0.2
$25.01	to	$35.00	130,901	$31.04	7.26	0.0
$35.01	to	$45.00	103,101	$43.73	7.47	0.0
$5.00	to	$45.00	489,383	$28.32	5.14	$1.0

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2024 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2024. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2024:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2024	207,861	$12.29
Granted	70,170	$16.53
Vested	(75,093)	$12.51
Forfeited	(62,829)	$12.72
Unvested at December 31, 2024	140,109	$14.28

At December 31, 2024, there was approximately $0.8 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 2.73 years. The total fair value of stock options vested during 2024, 2023 and 2022 was $1.0 million, $0.9 million and $1.3 million, respectively.

Restricted Stock and Restricted Stock Units

The following table reflects the activity for restricted stock awards, excluding the restricted stock issued to Directors (in millions, except shares data):

Year Granted	Shares Granted	Outstanding at December 31, 2024	Rights to Cash Dividend	Other Participation Rights	Performance Award	Compensation Expense
						Year Ended December 31,
						2024	2023	2022
2019	30,251	0	Yes	None	No	$0.0	$0.0	$0.1
2019	149,412	0	Yes	None	Yes	0.0	0.0	0.3
2020	28,272	0	Yes	None	No	0.0	0.1	0.1
2020	43,330	0	Yes	None	Yes	0.0	(0.1)	0.1
2021	25,371	805	Yes	None	No	(0.1)	0.2	0.3
2021	32,874	0	Yes	None	Yes	(0.1)	(0.1)	0.2
2022	60,808	3,225	Yes	None	No	(0.2)	0.5	0.8
2022	32,875	13,892	Yes	None	Yes	(0.2)	0.0	0.6
2023	81,127	37,974	Yes	None	No	0.3	0.9	0.0
2023	56,222	42,103	Yes	None	Yes	0.0	0.0	0.0
2024	205,302	183,454	Yes	None	No	1.8	0.0	0.0
2024	48,652	42,206	Yes	None	Yes	0.0	0.0	0.0
					Total	$1.5	$1.5	$2.5

Share-based compensation expense reported within continuing operations for restricted stock issued to Directors was $0.2 million in 2024, 2023 and 2022, respectively, and is recorded within selling, distribution and administrative expenses. A total of 5,736 shares were granted to Directors during 2024 and a total of 11,859 restricted stock units from the 2020 Omnibus Plan are outstanding to the Directors as of December 31, 2024.

At December 31, 2024, there was approximately $5.8 million of unrecognized compensation cost related to the unvested RSU's, which is expected to be recognized over a weighted average period of 1.74 years.

Total compensation expense related to RSU and performance RSU's reported within continuing operations was approximately $1.7 million, $1.7 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded within selling, distribution and administrative expenses.

The following table reflects the activity for all unvested restricted stock during 2024:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2024	232,853	$30.22
Granted	259,690	$37.14
Vested	(56,128)	$30.64
Forfeited	(100,897)	$33.95
Unvested at December 31, 2024	335,518	$34.51

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan - This plan was approved by the Company's stockholders in December 2018 and a reserve of 500,000 shares of common stock has been established under this plan. The Company adopted this plan, the terms of which allow for eligible employees (as defined in the 2018 Employee Stock Purchase Plan) to participate in the purchase, during each six month purchase period, of up to a maximum of 10,000 shares of the Company's common stock at a purchase price equal to 85% of the closing price at either the start date or the end date of the stock purchase period, whichever is lower. Compensation expense recognized in selling, distribution and administrative expenses related to this plan totaled $0.6 million $0.4 million and $0.5 million for the year ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, 183,709 shares remain reserved for issuance under this plan. Employees purchased 55,181 shares of common stock during fiscal year 2024 at an average price per share of $27.83. During fiscal year 2023, employees purchased 58,863 shares of common stock at an average price per share of $23.83 and during fiscal year 2022, employees purchased 53,143 shares of common stock at an average per share price of $26.16.

14.    INCOME TAX

    The following table summarizes our U.S. and foreign components of income from continuing operations before income taxes (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$80.5	$91.6	$104.0
Foreign	(0.7)	3.6	(0.2)
Total	$79.8	$95.2	$103.8

The following table summarizes the (benefit) provision for income taxes from continuing operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$15.9	$18.1	$21.2
State	3.4	4.2	4.3
Foreign	0.3	0.2	0.2
Total current	$19.6	$22.5	$25.7

Deferred:
Federal	$(0.3)	$0.9	$0.0
State	0.2	0.2	0.1
Foreign	(0.4)	0.9	(0.1)
Total deferred	$(0.5)	$2.0	$0.0
Total tax provision	$19.1	$24.5	$25.7

Tax expense from discontinued operations was $0.1 million, $0.0 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense from continuing operations based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2024		2023		2022
Income tax at Federal statutory rate	$16.8	21.0%	$20.0	21.0%	$21.8	21.0%
State and local income taxes, net of federal tax benefit	2.8	3.5%	3.5	3.7%	3.7	3.7%
Stock based compensation	(0.2)	(0.2)%	(0.1)	(0.1)%	0.0	0.0%
Non-deductible items	0.0	0.0%	0.5	0.5%	0.7	0.6%
Other items, net	(0.3)	(0.4)%	0.6	0.6%	(0.5)	(0.5)%
Income tax	$19.1	23.9%	$24.5	25.7%	$25.7	24.8%

The deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2024	2023
Assets:
Accrued expenses and other liabilities	$1.9	$1.9
Inventory	2.2	2.2
Operating lease obligations	20.3	23.6
Intangible & other	2.0	1.9
Net operating loss and credit carryforwards	6.2	6.3
Valuation allowances	(4.9)	(5.2)
Total deferred tax assets	$27.7	$30.7
Liabilities:
Operating lease right-of-use assets	$17.8	$21.0
Other	1.8	1.9
Total deferred tax liabilities	$19.6	$22.9

The following table summarizes the changes in valuation allowance (in millions):

	Balance at Beginning of Period	Benefit Recognized in Expense	Write-offs	Other	Balance at End of Period
2024	$(5.2)	$0.0	$0.2	$0.1	$(4.9)
2023	$(5.8)	$0.0	$0.5	$0.1	$(5.2)

During 2024 the Company utilized approximately $0.6 million in state NOL carryforwards to reduce the current year tax expense. As of December 31, 2024, the Company has foreign NOLs of $5.4 million which expire through 2037 and foreign tax credit carryforwards of $0.3 million expiring in years through 2029. The Company has recorded valuation allowances of approximately $4.9 million, consisting of valuations against foreign NOLs of $4.7 million and $0.2 million against foreign tax carryforwards. Valuation allowances have been recorded against these assets as the Company believes it is more likely than not that these NOLs, temporary differences and foreign tax credits will not be utilized in the near future.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $0.4 million as of December 31, 2024. If the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Under the TCJA each U.S. shareholder of a controlled foreign corporation ("CFC") must include in its gross taxable income in any tax year the aggregate net GILTI, or net income, of its CFCs. In 2024 the Company has included in taxable income the net income of its subsidiaries in Canada and India. The Company has elected to treat GILTI expense as a period cost when incurred.

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

As of December 31, 2024, the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2024, 2023 or 2022.

15.    SEGMENT REPORTING

The Company reports the results of its continuing operations in one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer ("CEO"). The CEO, in the role as CODM, evaluates segment performance based on operating income. The CODM reviews assets and makes significant capital expenditure decisions for the Company on a segment level basis. The measure of segment assets is reported on the balance sheet as total assets. Long-lived assets outside of the United States were $3.1 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. The other costs items identified below are primarily compensation and employee benefits and facility costs.

The following table provides a reconciliation of the Company's segment operating income to net income, from continuing operations, for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Net sales	$1,315.9	$1,274.3	$1,166.1
Significant segment expenses:
Cost of sales	863.9	838.5	744.9
Net advertising expenses	90.6	79.8	72.0
Depreciation and amortization	7.6	6.4	3.9
Other costs	273.3	253.1	240.1
Operating income	80.5	96.5	105.2
Reconciliation of segment operating income to net income:
Interest and other expenses	0.7	1.3	1.4
Income tax	19.1	24.5	25.7
Net income	$60.7	$70.7	$78.1

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2024 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2024 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.