Form 10-Q
period 2025-03-31
GLOBAL INDUSTRIAL Co
filed 2025-04-30
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares outstanding of the registrant’s common stock as of April 25, 2025 was 38,361,103.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$39.0	$44.6
Accounts receivable, net	142.8	126.5
Inventories	178.6	167.1
Prepaid expenses and other current assets	12.5	14.4
Total current assets	372.9	352.6

Property, plant and equipment, net	18.3	19.1
Operating lease right-of-use assets	70.0	72.7
Deferred income taxes	8.1	8.1
Goodwill and intangible assets	64.9	65.7
Other assets	2.5	2.5
Total assets	$536.7	$520.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$115.3	$106.5
Accrued expenses and other current liabilities	51.2	47.8
Operating lease liabilities	13.9	14.1
Total current liabilities	180.4	168.4
Operating lease liabilities	66.3	69.0
Other liabilities	2.1	2.2
Total liabilities	248.8	239.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	209.0	207.5
Treasury stock	(15.2)	(16.8)
Retained earnings	92.1	88.6
Accumulated other comprehensive income	1.6	1.4
Total shareholders’ equity	287.9	281.1
Total liabilities and shareholders’ equity	$536.7	$520.7

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$321.0	$323.4
Cost of sales	208.9	212.5
Gross profit	112.1	110.9
Selling, distribution & administrative expenses	93.9	93.5
Operating income from continuing operations	18.2	17.4
Interest and other expense, net	0.1	0.2
Income from continuing operations before income taxes	18.1	17.2
Provision for income taxes	4.6	4.1
Net income from continuing operations	13.5	13.1
Net income from discontinued operations, net of tax	0.1	0.1
Net income	$13.6	$13.2

Net income per common share from continuing operations:
Basic	$0.35	$0.34
Diluted	$0.35	$0.34
Net income per common share from discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net income per common share:
Basic	$0.35	$0.34
Diluted	$0.35	$0.34

Weighted average common and common equivalent shares:
Basic	38.3	38.2
Diluted	38.4	38.4

Dividends declared	$0.26	$0.25

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income	$13.6	$13.2
Other comprehensive income:
Foreign currency translation adjustments	0.2	(0.2)
Total comprehensive income	$13.8	$13.0

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income from continuing operations	$13.5	$13.1
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.9	1.9
Provision for credit losses	0.6	0.7
Stock-based compensation	1.8	1.0
Provision for deferred taxes	0.1	0.3
Changes in operating assets and liabilities:
Accounts receivable	(17.1)	(4.1)
Inventories	(11.4)	(12.2)
Prepaid expenses and other assets	0.3	(0.3)
Income taxes payable	4.4	3.6
Accounts payable	8.8	1.3
Accrued expenses, other current liabilities and other liabilities	0.4	1.0
Net cash provided by operating activities from continuing operations	3.3	6.3
Net cash provided by operating activities from discontinued operations	0.1	0.1
Net cash provided by operating activities	3.4	6.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.2)	(1.3)
Net cash used in investing activities	(0.2)	(1.3)

Cash flows from financing activities:
Dividends paid	(10.1)	(9.6)
Proceeds from issuance of common stock	1.2	0.7
Payment of payroll taxes on stock-based compensation through shares withheld	(0.7)	(1.5)
Proceeds from the issuance of common stock from employee stock purchase plan	0.8	0.8
Net cash used in financing activities	(8.8)	(9.6)

Effects of exchange rates on cash	0.0	0.0

Net decrease in cash	(5.6)	(4.5)
Cash and cash equivalents – beginning of period	44.6	34.4
Cash and cash equivalents – end of period	$39.0	$29.9

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0.6	$0.7
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2025	38,230	$0.4	$207.5	$(16.8)	$88.6	$1.4	$281.1
Stock-based compensation expense			1.8				1.8
Issuance of restricted stock	70		(1.2)	1.2			0.0
Stock withheld for employee taxes	(28)		(0.2)	(0.5)			(0.7)
Proceeds from issuance of common stock	50		0.3	0.9			1.2
Issuance of shares under employee stock purchase plan	39		0.8				0.8
Dividends					(10.1)		(10.1)
Change in cumulative translation adjustment						0.2	0.2
Net income					13.6		13.6
Balances, March 31, 2025	38,361	$0.4	$209.0	$(15.2)	$92.1	$1.6	$287.9

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2024	38,074	$0.4	$204.8	$(18.6)	$66.0	$2.6	$255.2
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	66		(1.2)	1.2			0.0
Stock withheld for employee taxes	(37)		(0.8)	(0.7)			(1.5)
Proceeds from issuance of common stock	50		0.4	0.9			1.3
Issuance of shares under employee stock purchase plan	28		0.8				0.8
Dividends					(9.6)		(9.6)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					13.2		13.2
Balances, March 31, 2024	38,181	$0.4	$205.0	$(17.2)	$69.6	$2.4	$260.2

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

Global Industrial Company, through its operating subsidiaries, is a value-added distributor and source for industrial equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company operates and is internally managed in one reportable business segment. The Company sells a wide array of industrial and MRO products, markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of product is impractical.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2025 and the results of operations for the three month periods ended March 31, 2025 and 2024, statements of comprehensive income for the three month periods ended March 31, 2025 and 2024, cash flows for the three month periods ended March 31, 2025 and 2024 and changes in shareholders’ equity for the three month periods ended March 31, 2025 and 2024.  The December 31, 2024 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2024 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.  The results for the three month period ended March 31, 2025 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarters ended on March 29, 2025 and March 30, 2024, respectively.  The first quarters of both 2025 and 2024 included 13 weeks.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items and a separate disclosure for selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, however, early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

2.Goodwill and Intangibles

The following table provides information related to the goodwill and intangible assets as of March 31, 2025 and December 31, 2024 (in millions):

	March 31,	December 31,
	2025	2024
Goodwill	$39.6	$39.6
Definite-lived intangibles	24.6	25.4
Indefinite-lived intangibles	0.7	0.7
Balance	$64.9	$65.7

The following table summarizes information related to the Company's definite-lived intangible assets as of March 31, 2025 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.1	$6.5	$19.6	8.1
Trademarks	10 yrs	6.2	1.2	5.0	8.1
Total		$32.3	$7.7	$24.6	8.1

The following table summarizes information related to the Company's definite-lived intangible assets as of December 31, 2024 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.1	$5.9	$20.2	8.4
Trademarks	10 yrs	6.2	1.0	5.2	8.4
Total		$32.3	$6.9	$25.4	8.4

In the first quarter of 2025, the Company recorded $0.8 million of intangible amortization expense, primarily related to the May 2023 acquisition of Indoff. The estimated amortization for future years ending December 31 is as follows (in millions):

2025 remainder	$2.2
2026	3.0
2027	3.0
2028	3.0
2029	3.0
Thereafter	$10.4
Total	$24.6

3.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three months ended March 31, 2025 and 2024, respectively (in millions):

	Three Months Ended March 31,
	2025	2024
Net sales:
United States	$305.5	$306.4
Canada	15.5	17.0
Consolidated	$321.0	$323.4

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation which typically occurs within a year of receipt. The Company had approximately $4.3 million and $4.1 million of contract liabilities as of March 31, 2025 and December 31, 2024, respectively.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the quarter ended March 31, 2025 (in millions):

March 31, 2025
Balance at beginning of period	$2.8
Current period provision	0.6
Write-offs - trade accounts receivable	(0.4)
Balance at end of period	$3.0

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the year ended December 31, 2024 (in millions):

December 31, 2024
Balance at beginning of period	$2.9
Current period provision	2.1
Write-offs - trade accounts receivable	(2.2)
Balance at end of period	$2.8

5.Leases

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2034. In the first quarter of 2025, the Company recorded an operating right-of-use ("ROU") asset and related lease liability of $0.6 million related to a nine years, eight months term amendment of an existing administrative office location consisting of approximately 5,800 square feet.

The Company's operating lease costs, included in continuing operations, was $4.3 million for the three months ended March 31, 2025 and 2024. The Company has sublease agreements for unused facilities, as well as excess space in facilities we are currently occupying, which expire at various dates through 2028. Total sublease income of $0.5 million and $0.6 million was recorded for the three months ended March 31, 2025 and 2024, respectively.

Information relating to operating and finance leases for continuing and discontinued operations as of March 31, 2025 and December 31, 2024:

	Three Months Ended March 31,	Year Ended December 31,
	2025	2024
Weighted Average Remaining Lease Term
Operating and finance leases	6.4 years	6.5 years

Weighted Average Discount Rate
Operating and finance leases	5.4%	5.4%

ROU assets obtained in exchange for operating and finance lease obligations (in millions)	$0.6	$4.5

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2025 (adjusted for three months of payments)	$13.7
2026	16.6
2027	12.6
2028	12.2
2029	12.4
2030	10.3
Thereafter	18.9
Total lease payments	96.7
Less: interest	(16.5)
Total present value of lease liabilities	$80.2

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

The following table presents the computation of basic and diluted net income (loss) per share under the two-class method for the three months ended March 31, 2025 and 2024 (in millions, except for per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income from continuing operations	$13.5	$13.1
Less: Distributed net income available to participating securities	(0.1)	(0.1)
Less: Undistributed net income available to participating securities	0.0	0.0
Numerator for basic and diluted net income per share:
Undistributed and distributed net income available to common shareholders	$13.4	$13.0
Denominator:
Weighted average shares outstanding for basic net income per share	38.3	38.2
Effect of dilutive securities	0.1	0.2
Weighted average shares outstanding for diluted net income per share	38.4	38.4
Net income per share from continuing operations:
Basic	$0.35	$0.34
Diluted	$0.35	$0.34

Net income from discontinued operations	$0.1	$0.1

Net income per share from discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Net income per share:
Basic	$0.35	$0.34
Diluted	$0.35	$0.34

Potentially dilutive securities	0.4	0.2

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

7.Credit Facilities

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2025, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $122.2 million, total outstanding letters of credit was $1.7 million, and total excess availability was $120.5 million. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2025.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At March 31, 2025 and December 31, 2024, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

The fair value with respect to goodwill and indefinite-lived intangible assets are measured in connection with the Company’s annual impairment testing. The Company operates in three reporting units and in the fourth quarter of each year, or more frequently if impairment indicators exist, tests goodwill and indefinite-lived intangibles for impairment. The Company performs a qualitative assessment of current circumstances, such as a reporting unit's operating results, cash flows, future operating forecasts and anticipated future cash flows to determine the existence of impairment indicators and to assess if it is more likely than not that the fair value of the reporting unit or an indefinite lived intangible asset is less than its carrying value. If it is determined that the fair value of the reporting unit or an indefinite-lived intangible asset may be less than its carrying value, the Company will do a quantitative impairment test. In the quantitative test the carrying value of the reporting unit or an indefinite-lived intangible asset is calculated and compared to its fair value. Any excess of the carrying amount over fair value is recorded as an impairment loss.

Long-lived assets are assets used in the Company's operations and include definite-lived intangible assets, operating lease right of use assets, and property and equipment used to generate sales and cash flows. Long-lived assets are evaluated for impairment by reviewing operating results, cash flows, future operating forecasts and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the primary asset’s remaining life. If the undiscounted cash flows of an asset group is less than the carrying value of the asset group, the asset group is impaired and an impairment loss is recorded.

9.Segment Reporting

The Company reports the results of its continuing operations in one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer ("CEO"). The CEO, in the role as CODM, evaluates segment performance based on operating income. The CODM reviews assets and makes significant capital expenditure decisions for the Company on a segment level basis. The measure of segment assets is reported on the balance sheet as total assets. Long-lived assets outside of the United States were $3.1 million at March 31, 2025 and December 31, 2024. The other costs items identified below are primarily compensation and employee benefits and facility costs.

The following table provides a reconciliation of the Company's segment operating income to net income, from continuing operations, for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Net sales	$321.0	$323.4
Significant segment expenses:
Cost of sales	208.9	212.5
Net advertising expenses	19.7	21.9
Depreciation and amortization	1.9	1.9
Other costs	72.3	69.7
Operating income	18.2	17.4
Reconciliation of segment operating income to net income:
Interest and other expenses	0.1	0.2
Income tax	4.6	4.1
Net income	$13.5	$13.1

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2025 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2025 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

11.Subsequent Event

In April 2025, the Company completed the acquisition of an MRO service provider for approximately $4.3 million in cash. The acquisition broadens the Company’s value-added offerings in the MRO market.

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

Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2024, describe certain factors, among others, that could contribute to or cause such differences.

Overview

Global Industrial Company, through its subsidiaries, is a value-added distributor and source for industrial equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers.

Continuing Operations

The Company specializes in providing maintenance, repair and operations (“MRO”) solutions to businesses ranging from small to enterprise, and to the public sector. The Company is committed to its customer-centric strategy and uses industry expertise, products from its own Global Industrial Exclusive BrandsTM, and nationally known brands to provide customers with a breadth of offerings to meet their needs.  These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: GlobalTM, GlobalIndustrial.comTM, NexelTM, ParamountTM , InterionTM and AbsocoldTM

See Note 3, Revenue, of Notes to the Condensed Consolidated Financial Statements for financial information about our business' geographic operations.

Operating Conditions

The market for the sale of industrial products in North America is highly fragmented and is characterized by multiple distribution channels. Industrial products distribution is working capital intensive, requiring us to incur significant costs associated with the warehousing of many products, including the costs of maintaining inventory, leasing warehouse space, inventory management systems and employing personnel to perform the associated tasks. We supplement our on-hand product availability by maintaining relationships with major distributors and manufacturers, utilizing a combination of stock and drop-shipment fulfillment.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting policies and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2024 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Business Outlook

The Company generated revenue of $321.0 million, a decline of less than 1% from the year ago period. Results were led by our largest strategic accounts. Gross margin increased 60 basis points over the first quarter of 2024 to 34.9%, benefiting from proactive price management and overall freight cost management. Management of our margin profile continues to remain a key area of focus. Future performance will continue to reflect the impact of strategic promotion and freight actions as part of our competitive pricing initiatives, tariff related actions, and ocean freight costs. We anticipate that there may be increased volatility in our margin rates going forward given the timing dynamics of on-hand inventory, market inflation associated with tariff related cost increases and our efforts to continue to diversify our supply chain. In regards to recently enacted tariffs, our focus is on what we control – working closely with manufacturing and vendor partners, ensuring product availability, and providing customers with as much visibility as we can in a fluid environment. Selling, distribution and administrative expenses ("SD&A") primarily reflects the fixed cost nature of the business, including variable compensation expense, increased stock-based compensation expense and planned marketing investment. We expect SD&A expenses to be impacted by costs of integrating Indoff's operations into our overall internal controls over financial reporting and ongoing information technology ("IT") control remediation. We continue to maintain strong cost controls within discretionary spending, and will continue to evaluate additional steps to optimize our cost structure.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1, Basis of Presentation, of Notes to the Consolidated Financial Statements included in Item 15 of the Company’s 2024 Annual Report on Form 10-K. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ materially from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers, forecasts of future economic conditions and information available from other outside sources, as appropriate. Management has identified revenue recognition, inventory valuation and valuation of intangible assets acquired through a business combination as policies that entail significant judgments or estimates. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented.

There were no material changes in the Company’s significant accounting policies during the first quarter ended March 31, 2025.

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

Highlights from Q1 2025 compared to Q1 2024

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

First Quarter 2025 Financial Summary:

•Consolidated sales decreased 0.7% to $321.0 million compared to $323.4 million last year.
•Consolidated gross margin increased to 34.9% compared to 34.3% last year.
•Consolidated operating income from continuing operations increased 4.6% to $18.2 million compared to $17.4 million last year.
•Net income per diluted share from continuing operations increased 2.9% to $0.35 compared to $0.34 last year.

Results of Operations

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended March 31,
	2025	2024	% Change
Net sales of continuing operations:
Consolidated net sales	$321.0	$323.4	(0.7)%
Consolidated gross profit	$112.1	$110.9	1.1%
Consolidated gross margin	34.9%	34.3%	0.6%
Consolidated SD&A costs	$93.9	$93.5	0.4%
Consolidated SD&A costs as a % of net sales	29.3%	28.9%	0.4%
Operating income from continuing operations:
Consolidated operating income	$18.2	$17.4	4.6%
Consolidated operating margin from continuing operations	5.7%	5.4%	0.3%
Effective income tax rate	25.4%	23.8%	1.6%
Net income from continuing operations	$13.5	$13.1	3.1%
Net income margin from continuing operations	4.2%	4.1%	0.1%
Net income per diluted share from continuing operations	$0.35	$0.34	2.9%

*excludes discontinued operations

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal first quarters ended March 29, 2025 and March 30, 2024, respectively.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales decreased 0.7% to $321.0 million during the quarter ended March 31, 2025 compared to $323.4 million last year. Net sales reflect the soft start to the year with performance improving as the quarter progressed. The results were led by our largest strategic accounts. U.S. sales declined 0.3% for the quarter compared to the same period in 2024 and Canada sales declined 8.8%, 2.5% in local currency.

There were 64 selling days in the U.S. in each of the first quarters of 2025 and 2024, respectively, and in Canada, there were 63 selling days and 62 selling days in the first quarter of 2025 and 2024, respectively.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, trade policy inclusive of the imposition of tariffs, competition, pricing strategy, vendor volume rebates, freight pricing decisions including the use of free or other promotional freight plans, freight cost inflation including both domestic outbound freight as well as international inbound ocean freight, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin.

Gross margin was 34.9% in the first quarter of 2025, a 60 basis point improvement, as compared to 34.3% in the same period in 2024. Gross profit benefited from price capture and overall freight management, including both outbound and inbound logistics.

Management of our margin profile remains a key focus for the Company. Performance will continue to reflect the impact of strategic promotion and freight actions as part of our competitive pricing initiatives, tariff related actions and ocean freight costs. The Company anticipates that there may be increased margin variability in future periods given the timing dynamics of on-hand inventory, inflationary pressures associated with tariff related cost increases, our efforts to continue to diversify our supply chain and historical seasonality.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

For the three month period ended March 31, 2025, SD&A costs as a percentage of sales increased approximately 40 basis points compared to prior year. Cost increases included total salary and related costs of approximately $2.7 million, inclusive of $0.9 million of separation costs, variable compensation totaling $0.9 million and increased stock-based compensation expense of $0.9 million. These costs were partially offset by savings in net advertising spend of approximately $2.2 million.

OPERATING MARGIN

Operating margin for the three month period ended March 31, 2025 increased 30 basis points compared to the same period in 2024 due to increased gross margin, strong general and discretionary cost control and lower spending on marketing and selling expenses.

Management currently expects SD&A expenses to be elevated compared to the year ago period as planned investment in key sales and marketing growth initiatives are implemented.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.1 million and $0.2 million for the three month periods ended March 31, 2025 and 2024.

INCOME TAXES

For the three month period ended March 31, 2025, the Company reported income taxes in continuing operations of approximately $4.6 million related to its U.S., Canada and India operations including tax expense for certain U.S. states.

For the three month period ended March 31, 2024, the Company reported income taxes in continuing operations of approximately $4.1 million related to its U.S., Canada and India operations including tax expense for certain U.S. states. Tax expense in the first quarter of 2024 reflects a benefit of approximately $0.2 million related to stock option and award activity.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	March 31, 2025	December 31, 2024	$ Change
Cash and cash equivalents	$39.0	$44.6	$(5.6)
Accounts receivable, net	$142.8	$126.5	$16.3
Inventories	$178.6	$167.1	$11.5
Prepaid expenses and other current assets	$12.5	$14.4	$(1.9)
Accounts payable	$115.3	$106.5	$8.8
Accrued expenses and other current liabilities	$51.2	$47.8	$3.4
Operating lease liabilities	$13.9	$14.1	$(0.2)
Working capital	$192.5	$184.2	$8.3

Historical Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities from continuing operations	$3.3	$6.3
Net cash provided by operating activities from discontinued operations	$0.1	$0.1
Net cash used in investing activities from continuing operations	$(0.2)	$(1.3)
Net cash used in financing activities from continuing operations	$(8.8)	$(9.6)
Effects of exchange rates on cash	$0.0	$0.0
Net decrease in cash and cash equivalents	$(5.6)	$(4.5)

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

Our working capital increased $8.3 million primarily related to inventory balances as we purchased summer seasonal products earlier in the year and increased accounts receivable balances. These increases were offset by increased accounts payable balances, accrued expenses and other current liabilities balances and reduced cash and cash equivalents, prepaid expenses and other current assets balances. Accounts receivable days outstanding were 38.4 in 2025 compared to 37.4 in 2024, inventory turns were 5.0 in 2025 compared to 5.5 in 2024 and accounts payable days outstanding were 48.9 in 2025 compared to 48.8 in 2024.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $3.3 million in 2025 compared to $6.3 million provided in 2024, attributable to changes in our working capital accounts which used $14.6 million in cash compared to $10.7 million used in 2024, primarily the result of the changes in accounts receivable, accounts payable, inventory and accrued expenses, other current liabilities and other liabilities balances. Cash generated from net income adjusted by other non-cash items, provided $17.9 million in 2025 compared to $17.0 million provided by these items in 2024 primarily due to increased stock-based compensation expense generated in the three months ended March 31, 2025 compared to 2024. Net cash provided by operating activities from discontinued operations was $0.1 million for the three months ended March 31, 2025 and 2024.

Investing Activities

Net cash used in investing activities in 2025 totaled $0.2 million used for warehouse machinery and equipment for distribution facilities, computer equipment upgrades and molds. Net cash used in investing activities totaled $1.3 million in 2024 was used for warehouse machinery and equipment for distribution facilities, leasehold improvements, and computer equipment upgrades.

Financing Activities

Net cash used in financing activities totaled $8.8 million in 2025 primarily related to the regular quarterly dividends of $0.26 per common share which totaled approximately $10.1 million. Offsetting these payments were proceeds of $1.2 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled $0.7 million and proceeds of $0.8 million from the issuance of common stock from our employee stock purchase plan. In 2024, net cash used in financing activities totaled $9.6 million primarily related to the regular quarterly dividends of $0.25 per common share which totaled approximately $9.6 million. Offsetting these payments were proceeds of $0.8 million from the issuance of common stock from our employee stock purchase plan and proceeds of $0.7 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld which totaled $1.5 million.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2025, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $122.2 million, total outstanding letters of credit was $1.7 million, and total excess availability was $120.5 million. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2025.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility.  In 2025 we anticipate capital expenditures in the range of $2.0 to $3.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of March 31, 2025, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk.  At March 31, 2025 cash balances held in foreign subsidiaries totaled approximately $3.1 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had over $156 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2025.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expires at various dates through 2034. As of March 31, 2025 we were obligated for approximately $80.2 million under these non-cancelable leases. In 2025 we anticipate remaining cash expenditures of approximately $13.7 million for these operating leases. We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at March 31, 2025, we had $1.7 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2025 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2025, we had no outstanding debt under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025. This conclusion is due to material weaknesses identified in the design and operation of certain key Information Technology General Controls ("ITGCs"). These weaknesses are described below and represent a continuation of the initial material weaknesses identified in Management’s evaluation of the control environment of the core Global Industrial business as of December 31, 2023. Additionally, Management’s evaluation and assessment of the control environment within Indoff LLC, identified in the second quarter of 2024, contributed to this conclusion.

However, giving full consideration to the material weaknesses, the control deficiencies did not result in any identified misstatements, and the Company's management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q and in its 2024 Annual Report on Form 10-K present fairly, in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this report.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls were not effective as of March 31, 2025, due to material weaknesses in the design and operation of certain key Information Technology General Controls (“ITGCs”) within both Global Industrial and Indoff businesses. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

Notwithstanding this material weakness noted above, management has concluded that our consolidated financial statements and related notes thereto included in this Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. Additional detail on the nature of the material weaknesses, and managements conclusions can be found below.

Inadequate Information Technology General Controls and Business Process Controls

Previously Reported Material Weaknesses

As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and 2023, we identified material weaknesses in the design and operation of IT general controls ("ITGCs") related to our key accounting, reporting, and proprietary information technology ("IT") systems, including related IT tools supporting the Company’s financial reporting processes and controls performed by the Company in support of the SOC1’s for those applications, supported by third-party service organizations. These conclusions also resulted in the corresponding automated and IT dependent manual business process controls that rely on these systems to be ineffective.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

During 2024, the Company made substantial progress in its efforts to remediate the design and operating effectiveness of its control environment, however, this effort remains ongoing in 2025. The Company continues to implement changes to the design, implementation, and monitoring of ITGCs in the areas of IT operations, user access, and change management for applications supporting all of the Company’s financial statement preparation and reporting processes, including those of Indoff, to ensure that internal controls are designed and operating effectively. Our ongoing remediation plans have included:

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company's legal proceedings, see Note 10, Legal Proceedings, of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

For information regarding Risk Factors related to the economy, our industries, our Company and our business, see Item 1A. "Risk Factors" of the Company's 2024 Annual Report on Form 10-K.

There were no material changes to the Company’s risk factors during the first quarter ended March 31, 2025.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-rule 10b5-1 trading arrangement".

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: April 30, 2025	By:	/s/ Anesa Chaibi
Anesa Chaibi
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: April 30, 2025	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer