Form 10-Q
period 2025-06-30
GLOBAL INDUSTRIAL Co
filed 2025-07-29
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares outstanding of the registrant’s common stock as of July 25, 2025 was 38,374,314.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$55.1	$44.6
Accounts receivable, net	156.8	126.5
Inventories	171.2	167.1
Prepaid expenses and other current assets	10.9	14.4
Total current assets	394.0	352.6

Property, plant and equipment, net	19.4	19.1
Operating lease right-of-use assets	96.2	72.7
Deferred income taxes	8.5	8.1
Goodwill and intangible assets	65.9	65.7
Other assets	2.5	2.5
Total assets	$586.5	$520.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$115.0	$106.5
Accrued expenses and other current liabilities	57.4	47.8
Operating lease liabilities	14.9	14.1
Total current liabilities	187.3	168.4
Operating lease liabilities	92.1	69.0
Other liabilities	1.9	2.2
Total liabilities	281.3	239.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock	0.0	0.0
Common stock	0.4	0.4
Additional paid-in capital	210.6	207.5
Treasury stock	(15.0)	(16.8)
Retained earnings	107.1	88.6
Accumulated other comprehensive income	2.1	1.4
Total shareholders’ equity	305.2	281.1
Total liabilities and shareholders’ equity	$586.5	$520.7

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$358.9	$347.8	$679.9	$671.2
Cost of sales	225.9	225.3	434.8	437.8
Gross profit	133.0	122.5	245.1	233.4
Selling, distribution & administrative expenses	99.5	96.1	193.4	189.6
Operating income from continuing operations	33.5	26.4	51.7	43.8
Interest and other (income) expense, net	(0.3)	0.1	(0.2)	0.3
Income from continuing operations before income taxes	33.8	26.3	51.9	43.5
Provision for income taxes	8.7	6.1	13.3	10.2
Net income from continuing operations	25.1	20.2	38.6	33.3
Net income from discontinued operations, net of tax	0.0	0.1	0.1	0.2
Net income	$25.1	$20.3	$38.7	$33.5

Net income per common share from continuing operations:
Basic	$0.65	$0.52	$1.00	$0.87
Diluted	$0.65	$0.52	$0.99	$0.86
Net income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01
Net income per common share:
Basic	$0.65	$0.52	$1.00	$0.88
Diluted	$0.65	$0.52	$0.99	$0.87

Weighted average common and common equivalent shares:
Basic	38.4	38.2	38.4	38.2
Diluted	38.4	38.4	38.4	38.4

Dividends declared	$0.26	$0.25	$0.52	$0.50

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$25.1	$20.3	$38.7	$33.5
Other comprehensive income:
Foreign currency translation adjustments	0.5	(0.2)	0.7	(0.4)
Total comprehensive income	$25.6	$20.1	$39.4	$33.1

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income from continuing operations	$38.6	$33.3
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3.8	3.8
Provision for credit losses	0.6	1.9
Stock-based compensation	3.7	0.6
Benefit from deferred taxes	(0.3)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(29.3)	(14.2)
Inventories	(2.9)	(22.4)
Prepaid expenses and other assets	2.0	(1.9)
Income taxes payable	2.8	2.8
Accounts payable	8.0	15.2
Accrued expenses, other current liabilities and other liabilities	8.1	6.0
Net cash provided by operating activities from continuing operations	35.1	25.0
Net cash provided by operating activities from discontinued operations	0.0	0.2
Net cash provided by operating activities	35.1	25.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.6)	(2.2)
Acquisition	(4.0)	0.0
Net cash used in investing activities	(5.6)	(2.2)

Cash flows from financing activities:
Dividends paid	(20.1)	(19.2)
Proceeds from issuance of common stock	1.2	1.4
Payment of payroll taxes on stock-based compensation through shares withheld	(0.8)	(1.5)
Proceeds from the issuance of common stock from employee stock purchase plan	0.8	0.8
Net cash used in financing activities	(18.9)	(18.5)

Effects of exchange rates on cash	(0.1)	(0.1)

Net increase in cash	10.5	4.4
Cash and cash equivalents – beginning of period	44.6	34.4
Cash and cash equivalents – end of period	$55.1	$38.8

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29.3	$1.2
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2025	38,230	$0.4	$207.5	$(16.8)	$88.6	$1.4	$281.1
Stock-based compensation expense			1.8				1.8
Issuance of restricted stock	70		(1.2)	1.2			0.0
Stock withheld for employee taxes	(28)		(0.2)	(0.5)			(0.7)
Proceeds from issuance of common stock	50		0.3	0.9			1.2
Issuance of shares under employee stock purchase plan	39		0.8				0.8
Dividends					(10.1)		(10.1)
Change in cumulative translation adjustment						0.2	0.2
Net income					13.6		13.6
Balances, March 31, 2025	38,361	$0.4	$209.0	$(15.2)	$92.1	$1.6	$287.9
Stock-based compensation expense			1.9				1.9
Issuance of restricted stock	14		(0.3)	0.3			0.0
Stock withheld for employee taxes	(2)		0.0	(0.1)			(0.1)
Dividends					(10.1)		(10.1)
Change in cumulative translation adjustment						0.5	0.5
Net income					25.1		25.1
Balances, June 30, 2025	38,373	$0.4	$210.6	$(15.0)	$107.1	$2.1	$305.2

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2024	38,074	$0.4	$204.8	$(18.6)	$66.0	$2.6	$255.2
Stock-based compensation expense			1.0				1.0
Issuance of restricted stock	66		(1.2)	1.2			0.0
Stock withheld for employee taxes	(37)		(0.8)	(0.7)			(1.5)
Proceeds from issuance of common stock	50		0.4	0.9			1.3
Issuance of shares under employee stock purchase plan	28		0.8				0.8
Dividends					(9.6)		(9.6)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					13.2		13.2
Balances, March 31, 2024	38,181	$0.4	$205.0	$(17.2)	$69.6	$2.4	$260.2
Stock-based compensation expense			(0.4)				(0.4)
Issuance of restricted stock	4		(0.1)	0.1			0.0
Proceeds from issuance of common stock	2		0.1	0.0			0.1
Dividends					(9.6)		(9.6)
Change in cumulative translation adjustment						(0.2)	(0.2)
Net income					20.3		20.3
Balances, June 30, 2024	38,187	$0.4	$204.6	$(17.1)	$80.3	$2.2	$270.4

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

In April 2025, the Company completed the acquisition of an equipment service provider for approximately $4.3 million in cash. At closing, $0.3 million was held in escrow for the settlement of potential obligations. This acquisition broadens the Company's value-added offerings in certain key equipment categories.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2025 and the results of operations for the three and six month periods ended June 30, 2025 and 2024, statements of comprehensive income for the three and six month periods ended June 30, 2025 and 2024, cash flows for the six month periods ended June 30, 2025 and 2024 and changes in shareholders’ equity for the three and six month periods ended June 30, 2025 and 2024.  The December 31, 2024 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2024 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.  The results for the six month period ended June 30, 2025 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarters ended on June 28, 2025 and June 29, 2024, respectively.  The second quarters of both 2025 and 2024 included 13 weeks and the first six months of both 2025 and 2024 included 26 weeks.

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

2.Acquisition

In April 2025, the Company completed the acquisition of an equipment service provider for approximately $4.3 million in cash. At closing, $0.3 million was held in escrow for the settlement of potential obligations. This acquisition broadens the Company's value-added offerings in certain key equipment categories.

The Company prepared a preliminary purchase price fair value allocation to the assets acquired and liabilities assumed in the acquisition. Total net identifiable assets acquired totaled $3.3 million, including $0.7 million in Customer Lists, and total goodwill acquired was $1.0 million. These fair value allocations have not yet been finalized, principally related to the measurement of the acquired net working capital and the valuation of the acquired intangible assets. Amounts could change, as we finalize the valuations of the assets acquired and liabilities assumed.

The amount allocated to goodwill reflects the benefits the Company expects to realize from the growth of the acquisition’s operations. The accounts acquired are included in the accompanying consolidated financial statements from the date of acquisition. For the three and six months ended June 30, 2025 revenues and net income generated from this acquisition were immaterial.

3.Goodwill and Intangibles

The following table provides information related to the goodwill and intangible assets as of June 30, 2025 and December 31, 2024 (in millions):

	June 30,	December 31,
	2025	2024
Goodwill	$40.6	$39.6
Definite-lived intangibles	24.6	25.4
Indefinite-lived intangibles	0.7	0.7
Balance	$65.9	$65.7

The following table summarizes information related to the Company's definite-lived intangible assets as of June 30, 2025 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.8	$7.1	$19.7	7.9
Trademarks	10 yrs	6.2	1.3	4.9	7.9
Total		$33.0	$8.4	$24.6	7.9

The following table summarizes information related to the Company's definite-lived intangible assets as of December 31, 2024 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.1	$5.9	$20.2	8.4
Trademarks	10 yrs	6.2	1.0	5.2	8.4
Total		$32.3	$6.9	$25.4	8.4

In the six months ended June 30, 2025, the Company recorded $1.5 million of intangible amortization expense, primarily related to the May 2023 acquisition of Indoff. The estimated amortization for future years ending December 31 is as follows (in millions):

2025 remainder	$1.6
2026	3.1
2027	3.1
2028	3.1
2029	3.1
Thereafter	$10.6
Total	$24.6

4.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three and six months ended June 30, 2025 and 2024, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
United States	$340.7	$330.7	$646.2	$637.1
Canada	18.2	17.1	33.7	34.1
Consolidated	$358.9	$347.8	$679.9	$671.2

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation which typically occurs within a year of receipt. The Company had approximately $3.3 million and $4.1 million of contract liabilities as of June 30, 2025 and December 31, 2024, respectively.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the six months ended June 30, 2025 (in millions):

June 30, 2025
Balance at beginning of period	$2.8
Current period provision	0.6
Write-offs - trade accounts receivable	(0.7)
Balance at end of period	$2.7

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the year ended December 31, 2024 (in millions):

December 31, 2024
Balance at beginning of period	$2.9
Current period provision	2.1
Write-offs - trade accounts receivable	(2.2)
Balance at end of period	$2.8

6.Leases

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2034. In the first quarter of 2025, the Company recorded an operating right-of-use ("ROU") asset and related lease liability of $0.6 million related to a nine years, eight months term amendment of an existing administrative office location consisting of approximately 5,800 square feet. In the second quarter of 2025, the Company recorded an ROU asset and related lease liability of $28.2 million related to an eighty-eight month term renewal of an existing warehouse location. In addition, the Company recorded an ROU and related lease liability of $0.5 million related to the April 2025 acquisition. This lease term is five years.

The Company's operating lease costs, included in continuing operations, was $5.0 million for the three months ended June 30, 2025 and $4.4 million for the same period in 2024 and for the six months ended June 30, 2025 and 2024, operating lease costs, included in continuing operations was $9.3 million and $8.7 million, respectively. The Company has sublease agreements for unused facilities, as well as excess space in facilities we are currently occupying, which expire at various dates through 2028. Total sublease income, included in continuing operations, of $0.4 million and $0.6 million was recorded for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.2 million was recorded for the six months ended June 30, 2025 and 2024, respectively.

Information relating to operating and finance leases for continuing and discontinued operations as of June 30, 2025 and December 31, 2024:

	Six Months Ended June 30,	Year Ended December 31,
	2025	2024
Weighted Average Remaining Lease Term
Operating and finance leases	6.6 years	6.5 years

Weighted Average Discount Rate
Operating and finance leases	5.5%	5.4%

ROU assets obtained in exchange for operating and finance lease obligations (in millions)	$29.3	$4.5

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2025 (adjusted for six months of payments)	$9.1
2026	21.6
2027	17.7
2028	17.5
2029	17.8
2030	15.8
Thereafter	30.1
Total lease payments	129.6
Less: interest	(22.6)
Total present value of lease liabilities	$107.0

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the three and six months ended June 30, 2025 and 2024 (in millions, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income from continuing operations	$25.1	$20.2	38.6	33.3
Less: Distributed net income available to participating securities	(0.1)	(0.1)	(0.2)	(0.1)
Less: Undistributed net income available to participating securities	(0.2)	0.0	(0.2)	(0.1)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$24.8	$20.1	$38.2	$33.1
Add: Undistributed net income allocated to participating securities	0.2	0.0	0.2	0.1
Less: Undistributed net income reallocated to participating securities	(0.2)	0.0	(0.2)	(0.1)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$24.8	$20.1	38.2	33.1

Denominator:
Weighted average shares outstanding for basic net income per share	38.4	38.2	38.4	38.2
Effect of dilutive securities	0.0	0.2	0.0	0.2
Weighted average shares outstanding for diluted net income per share	38.4	38.4	38.4	38.4

Net income per share from continuing operations:
Basic	$0.65	$0.52	$1.00	$0.87
Diluted	$0.65	$0.52	$0.99	$0.86

Net income from discontinued operations	$0.0	$0.1	$0.1	$0.2
Numerator for basic and diluted net income per share:
Undistributed and distributed net income available to common shareholders	$0.0	$0.1	$0.1	$0.2

Net income per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Net income per share:
Basic	$0.65	$0.52	$1.00	$0.88
Diluted	$0.65	$0.52	$0.99	$0.87

Potentially dilutive securities	0.3	0.2	0.3	0.2

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

8.Credit Facilities

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2025, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $122.1 million, total outstanding letters of credit was $1.7 million, and total excess availability was $120.4 million. The Company was in compliance with all of the covenants of the credit agreement as of June 30, 2025.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At June 30, 2025 and December 31, 2024, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

10.Segment Reporting

The Company reports the results of its continuing operations in one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer ("CEO"). The CEO, in the role as CODM, evaluates segment performance based on operating income. The CODM reviews assets and makes significant capital expenditure decisions for the Company on a segment level basis. The measure of segment assets is reported on the balance sheet as total assets. Long-lived assets outside of the United States were $3.2 million at June 30, 2025 and $3.1 million at December 31, 2024. The other costs items identified below are primarily compensation and employee benefits and facility costs.

The following table provides a reconciliation of the Company's segment operating income to net income, from continuing operations, for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$358.9	$347.8	$679.9	$671.2
Significant segment expenses:
Cost of sales	225.9	225.3	434.8	437.8
Net advertising expenses	24.2	25.8	44.0	47.7
Depreciation and amortization	1.9	1.9	3.8	3.8
Other costs	73.4	68.4	145.6	138.1
Operating income	33.5	26.4	51.7	43.8
Reconciliation of segment operating income to net income:
Interest and other (income) expenses, net	(0.3)	0.1	(0.2)	0.3
Income tax	8.7	6.1	13.3	10.2
Net income	$25.1	$20.2	$38.6	$33.3

11.Legal Proceedings

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2025 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2025 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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
•we are exposed to market risks from changes in tariff rates and import shipping costs particularly on goods from China and other Asia-based suppliers. These dynamic market conditions may result in fluctuations in our income and cash flows. Recently enacted tariffs on imports and exports with respect to a number of countries in our supply chain and or our customer markets, have increased and may continue to increase our procurement costs, the impact of which will increase pressure on our margins as we sell through lower cost inventory. The imposition of these tariffs and other trade barriers, as well as reciprocal trade measures, have caused us to both raise the prices on certain of our products to mitigate increased procurement costs and to seek alternate sources of supply. Pricing actions we have taken and may continue to take to mitigate these increased procurement costs could have a material adverse impact on our income, cash flows and overall financial results;
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

In April 2025, the Company completed the acquisition of an equipment service provider for approximately $4.3 million in cash. At closing, $0.3 million was held in escrow for the settlement of potential obligations. This acquisition broadens the Company's value-added offerings in certain key equipment categories.

See Note 4, Revenue, of Notes to the Condensed Consolidated Financial Statements for financial information about our business' geographic operations.

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

Business Outlook

The Company generated revenue of $358.9 million, an increase of 3.2% over the year ago period. Results were led by sales to our largest strategic accounts. Gross margin increased 190 basis points over the second quarter of 2024 to 37.1%, benefiting from proactive price management and overall freight cost management. We also benefited in the period from timing benefit associated with the flow through of cost of sales from products purchased prior to the imposition of new tariffs in 2025. Management of our margin profile remains a key area of focus. As we move through the current cycle, we have started to see the timing benefit of pre-tariff inventory decline and anticipate the need to further increase price to mitigate the additional tariff costs that we are incurring. While our goal is to manage to price and cost neutrality, there may be increased volatility in our margin rates given the timing dynamics of on-hand inventory, market inflation associated with tariff related cost increases and efforts to continue to diversify our supply chain. In regards to recently enacted tariffs, our focus is on what we control – working closely with manufacturing and vendor partners, ensuring product availability, and providing customers with as much visibility as we can in a fluid environment. Selling, distribution and administrative expenses ("SD&A") primarily reflects the fixed cost nature of the business, including variable compensation expense, increased stock-based compensation expense and planned marketing investment. We expect SD&A expenses to be impacted by costs of integrating Indoff's operations into our overall internal controls over financial reporting and ongoing information technology ("IT") control remediation. We continue to maintain strong cost controls within discretionary spending, and will continue to evaluate additional steps to optimize our cost structure.

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

There were no material changes in the Company’s significant accounting policies during the second quarter ended June 30, 2025.

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

Highlights from Q2 2025 and Year to Date Q2 2025 compared to Q2 2024 and Year to Date Q2 2024

The discussion of our results of operations and financial conditions that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

Second Quarter 2025 Financial Summary:

•Consolidated sales increased 3.2% to $358.9 million compared to $347.8 million last year.
•Consolidated gross margin increased to 37.1%, a quarterly record, compared to 35.2% last year.
•Consolidated operating income from continuing operations increased 26.9% to $33.5 million, a quarterly record, compared to $26.4 million last year.
•Net income per diluted share from continuing operations increased 25.0% to $0.65 compared to $0.52 last year.

Year to Date Q2 2025 Financial Summary:

•Consolidated sales increased 1.3% to $679.9 million compared to $671.2 million last year.
•Consolidated gross margin increased to 36.0% compared to 34.8% last year.
•Consolidated operating income from continuing operations increased 18.0% to $51.7 million compared to $43.8 million last year.
•Net income per diluted share from continuing operations increased 15.1% to $0.99 compared to $0.86 last year.

Results of Operations

Three and Six Months Ended June 30, 2025 compared to the Three and Six Months Ended June 30, 2024

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net sales of continuing operations:
Consolidated net sales	$358.9	$347.8	3.2%	$679.9	$671.2	1.3%
Consolidated gross profit	$133.0	$122.5	8.6%	$245.1	$233.4	5.0%
Consolidated gross margin	37.1%	35.2%	1.9%	36.0%	34.8%	1.2%
Consolidated SD&A costs	$99.5	$96.1	3.5%	$193.4	$189.6	2.0%
Consolidated SD&A costs as a % of net sales	27.7%	27.6%	0.1%	28.4%	28.2%	0.2%
Operating income from continuing operations:
Consolidated operating income	$33.5	$26.4	26.9%	$51.7	$43.8	18.0%
Consolidated operating margin from continuing operations	9.3%	7.6%	1.7%	7.6%	6.5%	1.1%
Effective income tax rate	25.7%	23.2%	2.5%	25.6%	23.4%	2.2%
Net income from continuing operations	$25.1	$20.2	24.3%	$38.6	$33.3	15.9%
Net income margin from continuing operations	7.0%	5.8%	1.2%	5.7%	5.0%	0.7%
Net income per diluted share from continuing operations	$0.65	$0.52	25.0%	$0.99	$0.86	15.1%

*excludes discontinued operations

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal second quarters ended June 28, 2025 and June 29, 2024, respectively. The second quarters of both 2025 and 2024 included 13 weeks and the first six months of both 2025 and 2024 included 26 weeks.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales increased 3.2% to $358.9 million during the quarter ended June 30, 2025 compared to $347.8 million last year. For the six months ended June 30, 2025, net sales increased 1.3% to $679.9 million compared to $671.2 million last year. Net sales reflect the continued impact of strong sales among our largest strategic accounts in the quarter, partially offset by a reduction in our smallest and transactional customer sales. U.S. sales increased 3.0% for the quarter compared to the same period in 2024 and Canada sales increased 6.4%, 7.4% in local currency. For the six months ended June 30, 2025, U.S. sales increased 1.4% compared to the same period in 2024 and Canada sales decreased 1.2%, yet increased 2.5% in local currency.

There were 64 selling days in the U.S. in each of the second quarters of 2025 and 2024, respectively, and there were 128 selling days in the U.S. for the six months ended June 30, 2025 and 2024, respectively. In Canada, there were 63 selling days in the second quarter of 2025 compared to 64 selling days in the second quarter of 2024. There were 126 selling days in Canada for the six months ended June 30, 2025 and 2024, respectively.

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

Gross margin increased by 190 basis points to 37.1% in the second quarter of 2025 compared to 35.2% in the prior year and increased 120 basis points to 36.0% for the six months ended June 30, 2025 compared to 34.8% in the prior year. Gross profit benefited from price capture and temporary favorability of inventory valuation flowing through cost of sales. In addition, overall freight management, including both outbound and inbound logistics contributed to the increased margin, as well as, quality initiatives that reduced freight claims and customer returns.

Management of our margin profile remains a key area of focus for the Company. Performance will continue to reflect the impact of strategic promotion and freight actions as part of our competitive pricing initiatives, tariff related actions and ocean freight costs. The Company anticipates that there may be increased margin variability in future periods given the timing dynamics of on-hand inventory, inflationary pressures associated with tariff related cost increases and our efforts to continue to diversify our supply chain and historical seasonality.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES (“SD&A”)

For the three month period ended June 30, 2025, SD&A was 27.7%, nearly flat when compared to prior year of 27.6%. Strong general and discretionary cost control management and planned modest net advertising spend contributed to the result. Cost increases in the quarter included total salary and related costs of approximately $4.4 million, of which approximately $2.1 million related to variable compensation with both selling commissions and bonus pool increasing compared to prior year and increased stock-based compensation expenses of approximately $2.4 million compared to prior year. Prior year stock-based compensation reflected a benefit of approximately $1.0 million associated with accounting for executive transitions.

For the six months ended June 30, 2025, SD&A was 28.4% compared to prior year of 28.2%. Cost increases included total salary and related costs of approximately $7.0 million, of which approximately $3.0 million related to variable compensation with both selling commissions and bonus pool increasing compared to prior year and increased stock-based compensation expenses of approximately $3.3 million compared to prior year. Prior year stock-based compensation reflected a benefit of approximately $1.0 million associated with accounting for executive transitions. These costs were partially offset by savings in net advertising spend of approximately $1.8 million.

OPERATING MARGIN

Operating margin for the three and six months periods ended June 30, 2025 increased 170 basis points and 110 basis points, respectively, compared to the same period in 2024 due to increased gross margin, continued strong general and discretionary cost control and lower spending on marketing and selling expenses.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.3 million income and $0.1 million expense for the three month periods ended June 30, 2025 and 2024, respectively, and $0.2 million income and $0.3 million expense for the six months ended June 30, 2025 and 2024, respectively. The fluctuations in the exchange rates contributed to the changes in the quarter and year to date.

INCOME TAXES

For the three month period ended June 30, 2025 and 2024, the Company reported income taxes in continuing operations of approximately $8.7 million and $6.1 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states. For the six month period ended June 30, 2025 and 2024, the Company reported income tax expense in continuing operations of $13.3 million and $10.2 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	June 30, 2025	December 31, 2024	$ Change
Cash and cash equivalents	$55.1	$44.6	$10.5
Accounts receivable, net	$156.8	$126.5	$30.3
Inventories	$171.2	$167.1	$4.1
Prepaid expenses and other current assets	$10.9	$14.4	$(3.5)
Accounts payable	$115.0	$106.5	$8.5
Accrued expenses and other current liabilities	$57.4	$47.8	$9.6
Operating lease liabilities	$14.9	$14.1	$0.8
Working capital	$206.7	$184.2	$22.5

Historical Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities from continuing operations	$35.1	$25.0
Net cash provided by operating activities from discontinued operations	$0.0	$0.2
Net cash used in investing activities from continuing operations	$(5.6)	$(2.2)
Net cash used in financing activities from continuing operations	$(18.9)	$(18.5)
Effects of exchange rates on cash	$(0.1)	$(0.1)
Net decrease in cash and cash equivalents	$10.5	$4.4

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

Our working capital increased $22.5 million primarily related to increased accounts receivable balances resulting from increased sales, higher cash balances and increased inventory balances. These increases were partially offset by increased accounts payable balances and accrued expenses and other current liabilities balances. Accounts receivable days outstanding were 39.0 in 2025 compared to 36.9 in 2024, inventory turns were 5.0 in 2025 compared to 5.5 in 2024 and accounts payable days outstanding were 47.7 in 2025 compared to 48.8 in 2024.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $35.1 million in 2025 compared to $25.0 million provided in 2024, attributable to cash generated from net income adjusted by other non-cash items which provided $46.4 million in 2025 compared to $39.5 million provided by these items in 2024 primarily due to higher net income in 2025 and by the current quarter's stock-based compensation expense. Changes in our working capital accounts in 2025 used $11.3 million in cash compared to $14.5 million used in 2024, primarily the result of the changes in accounts receivable, inventory, accounts payable, inventory and prepaid expenses and other assets balances. Net cash provided by operating activities from discontinued operations was $0.0 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

Investing Activities

Net cash used in investing activities in 2025 totaled $5.6 million, with $4.0 million used for the equipment service provider acquisition and $1.6 million used for warehouse machinery and equipment for distribution facilities, computer equipment upgrades and molds. Net cash used in investing activities totaled $2.2 million in 2024 was used for warehouse machinery and equipment for distribution facilities, leasehold improvements, and computer equipment upgrades.

Financing Activities

Net cash used in financing activities totaled $18.9 million in 2025 primarily related to the regular quarterly dividends of $0.26 per common share which totaled approximately $20.1 million. Offsetting these payments were proceeds of $1.2 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled $0.8 million and proceeds of $0.8 million from the issuance of common stock from our employee stock purchase plan. In 2024, net cash used in financing activities totaled $18.5 million primarily related to the regular quarterly dividends of $0.25 per common share which totaled approximately $19.2 million. Offsetting these payments were proceeds of $0.8 million from the issuance of common stock from our employee stock purchase plan and proceeds of $1.4 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld which totaled $1.5 million.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2025, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $122.1 million, total outstanding letters of credit was $1.7 million, and total excess availability was $120.4 million. The Company was in compliance with all of the covenants of the credit agreement as of June 30, 2025.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of June 30, 2025, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk.  At June 30, 2025 cash balances held in foreign subsidiaries totaled approximately $5.6 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had over $170 million of liquidity (cash and undrawn line of credit) in the U.S. as of June 30, 2025.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expires at various dates through 2034. As of June 30, 2025 we were obligated for approximately $129.6 million under these non-cancelable leases. In 2025 we anticipate remaining cash expenditures of approximately $9.1 million for these operating leases. We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at June 30, 2025, we had $1.7 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We have limited involvement with derivative financial instruments and do not use them for trading purposes.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2025 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of June 30, 2025, we had no outstanding debt under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025. This conclusion is due to material weaknesses identified in the design and operation of certain key Information Technology General Controls ("ITGCs"). These weaknesses are described below and represent a continuation of those initially identified in Management’s evaluation of the control environment of the core Global Industrial business as of December 31, 2023. Furthermore, Management’s evaluation and assessment of the control environment at Indoff LLC, conducted during the second quarter of 2024, also contributed to this conclusion.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these controls were not effective as of June 30, 2025, due to material weaknesses in the design and operation of certain key Information Technology General Controls (“ITGCs”) within both Global Industrial and Indoff businesses. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

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

•Implementation of technology solutions to organize and streamline the administration supporting the Control Framework as well as technology to enhance user and logical access controls

•Adoption of the principles of limited access rights and access for all system users as well as the rationalization of access privileges for all system users and critical transactions, based on job responsibilities considering segregation of duties

Management continues to make significant progress in strengthening the Company’s IT general controls as part of its efforts to remediate the previously identified material weaknesses. In fiscal year 2024, with the oversight of the Audit Committee of our Board of Directors, we commenced remediation efforts to address the material weaknesses and enhance our control environment, including our IT general controls over financial reporting. As part of our continued enhancement, we hired additional key IT compliance personnel and a third-party accounting advisory firm with appropriate internal control expertise, experience, and training commensurate with our technical requirements.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company's legal proceedings, see Note 11, Legal Proceedings, of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

For information regarding Risk Factors related to the economy, our industries, our Company and our business, see Item 1A. "Risk Factors" of the Company's 2024 Annual Report on Form 10-K.

There were no material changes to the Company’s risk factors during the second quarter ended June 30, 2025.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-rule 10b5-1 trading arrangement".

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

GLOBAL INDUSTRIAL COMPANY

Date: July 29, 2025	By:	/s/ Anesa Chaibi
Anesa Chaibi
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: July 29, 2025	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer