Form 10-K
period 2025-12-31
GLOBAL INDUSTRIAL Co
filed 2026-02-27
CIK 945114

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $367,046,259. For purposes of this computation, all executive officers and directors of the Registrant and all parties to the Stockholders Agreement dated as of June 15, 1995 have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

The number of shares outstanding of the registrant’s common stock as of February 20, 2026 was 38,196,742 shares.
Documents incorporated by reference: Portions of the Proxy Statement of Global Industrial Company relating to the Annual Meeting of Stockholders to be held in 2026 are incorporated by reference in Part III hereof.

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
•we are exposed to market risks from changes in tariff rates and import shipping costs particularly on goods from China and other Asia-based suppliers. These dynamic market conditions may result in fluctuations in our income and cash flows. Recently enacted tariffs on imports and exports with respect to a number of countries in our supply chain and/or our customer markets, have increased and may continue to increase our procurement costs, the impact of which will increase pressure on our margins as we sell through lower cost inventory. The imposition of these tariffs and other trade barriers, as well as reciprocal trade measures, have caused us to both raise the prices on certain of our products to mitigate increased procurement costs and to seek alternate sources of supply. Pricing actions we have taken and may continue to take to migrate these increased procurement costs could have a material adverse impact on our income, cash flows and overall financial results;
•our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors and maintaining quality control over their products, and protecting our intellectual property rights;
•increases in freight and shipping costs, including fuel costs and other accessorial costs, could affect our margins to the extent the increases cannot be passed along to customers, as has occurred in the past;
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
•our ability to realize the expected benefits from acquisitions and other strategic transactions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers;
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

Item 1. Business.

General

Global Industrial Company, through its operating subsidiaries, is a value-added distributor of industrial equipment and source for industrial equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company was incorporated in Delaware in 1995. Certain predecessor businesses which now constitute the Company's operations have been in business since 1949. Our headquarters office is located at 11 Harbor Park Drive, Port Washington, New York.

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

On April 28, 2025, the Company completed the acquisition of an equipment service provider for approximately $4.3 million in cash. This acquisition broadens the Company's value-added offerings in certain key equipment categories.

On May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff LLC ("Indoff"), a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, for approximately $72.6 million in cash. This acquisition expanded the Company's presence in the MRO market in North America.

See Note 4, Acquisitions, and Note 6, Revenue, of Notes to Consolidated Financial Statements included in Item 15 of this Form 10-K for additional financial information about our business, recent acquisitions as well as information about our geographic operations.

Customer Focused Strategy

The Company's evolving go to market strategy is focused on customer centricity and ensuring alignment of our actions with the specific needs of our customer base. In order to achieve this we have realigned our sales force to be targeted to specific customer end market verticals, and creating an enhanced collaboration within our Sales, Marketing, and Merchandising organizations to best service these customers. This renewed focus guides our actions across the business, and specifically in our customer end-to-end purchase, service, and delivery experience, has at its core building of customer loyalty and trust by addressing unique customer needs through a responsive and tailored sales, product, and service experience. We build customer loyalty and trust through personalized and high touch customer interactions that often feature strong one to one relationships. The Company's digital and multi-channel sales model drives customer acquisition and with rigorous vetting we are able to identify opportunities for product category expansion, with a renewed focus on Maintenance, Repair, and Consumable products. Category expansion with our customers drives repeat orders and increases their annual and average spend. We maximize customer satisfaction and loyalty by coupling close customer relationships with product expertise, efficient and competitive fulfillment and delivery and exceptional customer service.

WE CAN SUPPLY THAT®

Products

Our broad product offering and focus on responsiveness to our customers is captured in our promise “We Can Supply That®”. We offer our customers a competitive assortment of leading products and services, a sales force with deep product knowledge and expertise, and timely and relative industry and product content via The Knowledge Center. Our go to market strategy also focuses on leveraging our deep product knowledge and experience by offering our customers a broad and deep product selection from leading and specialty national brands, as well as, seeking to expand our higher margin private brand line of Global products by adding additional products and product categories. We offer hundreds of thousands of brand name and private brand products available through our e-commerce sites and have access to many more additional long tail products from our network of vendor partners. We endeavor to expand and keep current the breadth of our product offerings to fulfill the increasingly wide range of product needs of our customers, and periodically remove certain products from our offering to improve efficiencies or to address vendor or market changes. Sourcing hard to find or non-standard product helps to differentiate our business from our competitors and we believe provides us with a competitive advantage.

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

Sales and Marketing

We market our products primarily to business customers, which includes both for-profit and not-for-profit businesses, state, local, and private educational organizations and government entities including federal, state, and local municipalities. We have an established multi-faceted direct marketing system and customer life cycle marketing program which drives customer acquisition via many channels including key word and digital marketing efforts, branding efforts through sports marketing partnerships, participation in group purchasing organizations, as well as, via a field sales organization. These efforts are supported by strategic account managers, leading e-commerce and account management tools, and deep pre and post sales product expertise which are intended to drive customer retention and penetration and to maximize sales. We continuously evaluate and adjust our marketing spend, as well as, the organization of our selling resources in order to best service our existing customers, as well as to optimize customer acquisition. In early 2026, we reorganized our account managers and other sales support resources to target specific customer end markets in order to for each resource to specialize and provide the best service for similar customer types.

Relationship Marketers

Our relationship marketers focus their efforts on our business customers by establishing a personal relationship between such customers and a Global Industrial account manager. Our sales force is made up of wide range of broad based and specialized account managers including dedicated Public Sector Account Managers focusing on government, education, and other municipal customers, Industrial Account Managers focusing on manufacturing and construction customers, Commercial Account Managers focusing on wholesale, transportation, and logistics, Retail Account Managers, Healthcare Account Managers, and Hospitality / Multi-Family Account Managers. The sales force is supported by National Account Managers, Business Development Representatives, Territory Sales Managers, and other Subject Matter Experts who support the end to end customer life cycle management. The goal of the relationship marketing sales force is to increase the purchasing productivity of current customers and to actively solicit newly targeted prospects to become customers. With access to the records we maintain, our relationship marketers are prompted with product suggestions to expand customer order values. We also have the ability to provide such customers with electronic data interchange (“EDI”) ordering and customized billing services, customer savings reports and stocking of specialty items specifically requested by these customers. Our relationship marketers’ efforts are supported by e-mail campaigns and periodic catalog mailings, both of which are designed to generate inbound telephone sales, and visits to our interactive websites, which allow customers to purchase products directly online. We believe that the integration of our multiple marketing methods enables us to more thoroughly penetrate our business, educational and government customer base. We believe increased internet exposure leads to more internet-related sales and also generates more inbound telephone sales; just as we believe email campaigns, and to a lesser extent catalog mailings, which feature our websites results in greater internet-related sales.

E-commerce

We currently operate multiple e-commerce and informational sites, including:

www.absocold.com*
www.globalindustrial.com
www.globalindustrial.ca
www.indoff.com*
www.industrialsupplies.com
www.triadservice.com*
 *informational sites

We are continually upgrading the capabilities and performance of these websites and investing in modern E-procurement tools that are imperative to the B2B buying experience. In 2022, we launched a completely new globalindustrial.com e-commerce site in the United States designed to drive personalization to further improve the digital shopping experience. Since launch our primary focus has been to optimize the shopability of the site via enhancements to search, including bringing to market a new List View approach, which allows users to easily find and compare products. In addition, we launched new capabilities allowing users to create repeat subscription purchases, as well as optimized options to identify related products that would enhance their product purchases. Ensuring seamless connectivity to customers via E-Procurement including EDI, CXML, and other punch out options, improves customer retention and overall lifetime value by removing key friction points in an ordering process.

Our internet sites feature hundreds of thousands of MRO and industrial and general business equipment and supplies . Our customers have around-the-clock, online access to purchase products and we have the ability to create targeted promotions for our customers’ interests.

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

Customer Service, Order Fulfillment and Support

We have launched several initiatives, in the past, with our vendors and freight partners, and in our own distribution centers, to improve our customer’s experience and measure customer satisfaction on a regular basis to identify key pain points that must be improved. This initiative, involving phone and online surveys to obtain our customer’s input on their experiences with us and our products to ensure we deliver on the promise, to better focus our sales, service and marketing efforts on our customers' needs and to target areas of improvement to enhance the overall customer experience, led us to add additional improvements to the experience including offering 24 hour, seven days a week chat supported by both AI chatbots and live chats with our associates. As part of a culture of continuous improvement, our Customer Experience team is focusing on the idea of "Make It Right" to ensure that when our customers experience a problem, we are able to solve if effectively and to their satisfaction the first time. Upgraded training and technology solutions will play a large part in continuing to improve our customer satisfaction scores.

A significant proportion of our orders are received electronically via internet, extranet, EDI, customer punch out catalog, online chat, or through broadly utilizing vendor and customer portals such as Ariba or Coupa. These e-orders continued to represent over 60% of our transaction count on our core Global Industrial business in the United States for the year ended December 31, 2025. The balance of our orders are received by telephone to our inbound call center, direct dial to our inside account management team, placement through one of our field sales representatives, and to a small extent via fax. We provide toll-free telephone number access for our customers nationwide which are linked automatically as a backup in the event of a disruption in phone service.

The Company utilizes a sourcing strategy encompassing sales of in stock items that are either national brand, private brand, and to a limited extent via brand licensing agreements, as well as supplementing its stocking strategy with product fulfilled directly by our vendor partners via a drop ship relationship. In stock items tend to be higher in velocity, higher in gross margin, and offer a higher service level to our customers. In stock items are distributed via a network of five primary distribution centers in the U.S. located in the Northeast, Midwest, West, Southeast and South Central regions, one large distribution facility in Canada and several smaller distribution facilities in the United States and Canada. Product deliveries to our customers are made through a network of common carriers that we contract with directly in order to establish and maintain high service levels and enhance operational efficiencies. We tend to stock items in our distribution center, and invest the requisite working capital in inventory position, after demonstrating sales volume success in the drop ship sales of that item effected through our suppliers. Orders are generally shipped by third-party delivery services and we maintain relationships with thousands of distributors and product vendors.

We maintain a database of commonly asked questions for our technical support representatives, enabling them to respond quickly to similar questions. We conduct regular on-site training seminars for our sales representatives to help ensure that they are well trained and informed regarding our latest product offerings.

Suppliers

We purchase substantially all of our products and components directly from both large and small manufacturers as well as large wholesale distributors. No supplier accounted for 10% or more of our product purchases in 2025, 2024 and 2023. Most private brand products are manufactured by third parties to our specifications.

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

Human Capital Resources

As of December 31, 2025, we employed a total of approximately 1,980 associates, of whom 1,710 were in North America and 270 were in Asia. Approximately 36% of our associates are customer facing including customer service, quota bearing sales representatives, inbound call center representatives, and other pre and post sales management and support. Approximately 26% of our team members are employed within distribution, logistics, and fulfillment areas, while 37% of our associate base works within administrative functions including: IT, Merchandising, Accounting and Finance, Marketing, Human Resources, Product Management, Legal and Risk Management and general administrative and management roles.

Our worldwide workforce is made up of a diverse group of associates. In our most recent U.S. EEO-1 data, the associate demographic breakdown for individuals reporting was 42% female and 58% male and minorities constituted 47% of our workforce. We believe our diversity of associates is one of the Company’s considerable strengths and that our demographics are consistent with our competitors in the sales and distribution space. Our employees are not subject to collective bargaining agreements. The Company has not experienced work stoppages and we believe relationships with our employees are good.

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

Seasonality

Seasonality does have some effect on the Company’s sales. Certain product lines are highly seasonal in nature, including HVAC products, snow removal products and outdoor furniture and equipment. In addition, certain customer segment buying cycles, including those of education and government, may tend to be more seasonal than others. Given these trends, financial results tend to vary quarter to quarter with sales and operating margin in the second and third quarters moderately higher than those in the first and fourth quarters respectively. Common carrier fulfillment costs also experience significant seasonality with parcel shipping costs often greatly increasing in the fourth quarter and into the early first quarter associated with peak season charges from our carriers.

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

Historically, we source a substantial portion of our products from manufacturers that are located in China. While China sourced products have been reduced in recent years since the expansion of Section 232 and 301 tariffs in 2019, China still represents the largest concentration of country of origin goods. Further, our exposure to other international sourcing has expanded. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative previously identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. Throughout 2025, the current administration implemented a number of additional measures under trade policy, including the imposition of blanket tariffs against goods sourced in Mexico and Canada under the Authority of the International Emergency Economic Powers Act ("IEEPA"), reciprocal tariffs on the import of goods from other countries that charge tariffs on imports of US produced goods and expanded tariffs on steel and aluminum imports, along with certain derivative products which contain these raw materials. These tariffs could have a material adverse effect on our business and results of operations. Additionally, the current administration has canceled tariff exclusions that provided tariff relief to certain products and has yet to signal whether it will reinstate such exclusions or further alter existing trade agreements and terms between China and the U.S., including limiting trade with China, adjusting the current tariffs on imports from China and potentially imposing other restrictions on exports from China to the U.S. Consequently, it is possible that tariffs may be imposed on products imported from foreign countries, including China, or that our business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs. This may cause us to raise prices or make changes to our operations, any of which could have a material adverse effect on our business and results of operations.

In addition, geopolitical conflicts around the world, including the Russian invasion of Ukraine, armed hostilities in the Middle East and past disruptions in international shipping resulting from attacks by armed groups on cargo ships in the Red Sea, have adversely affected international business and economic conditions. We have in the past experienced increases to our shipping costs from these conditions, and we may continue to experience elevated shipping costs in the future. The short and long-term implications of global security issues are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on energy and economic markets generally and could result in an even greater impact related to global supply chain and energy prices. In addition, a prolonged war in Ukraine and the Middle East, and shipping disruptions in the Red Sea may have adverse impacts on cyber security, global supply chains, inflationary pressures and interest rates and engender volatility in commodities and other markets, any of which could negatively affect our business. The disruption to regional and global economies could have an enduring impact on regional and global economies, and consequently, a materially adverse impact on our operations and profitability. However, due to the highly uncertain and dynamic nature of these events, it is not currently possible to estimate with any reliable measure of certainty the impact on our business.

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

As a public company, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with our year-end assessment as part of this Annual Report, we determined that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective for the core Global Industrial business and not effective for its subsidiary Indoff LLC. Indoff represents approximately 13% of Revenue. The conclusion regarding Indoff LLC reflects material weaknesses in the design and operation of certain key Information Technology General Controls (“ITGCs”), specifically related to change management, segregation of duties, and privileged access. These material weaknesses were initially identified during Management’s evaluation and assessment of Indoff LLC’s control environment in the second quarter of 2024. These material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. However, if we are unable to remediate this matter we cannot guarantee this will be the case in future periods.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary currencies to which we have exposure are the Canadian Dollar and the Indian Rupee. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. For example, we currently have operations located in countries outside the United States, and non-U.S. sales accounted for approximately 5.2% of our net sales from continuing operations during 2025. To the extent the U.S. dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. dollars.

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

The Company's acquisition of Indoff in May 2023 resulted in the recording of significant intangible assets and goodwill totaling approximately $64.3 million. We are required to test goodwill and intangible assets annually to determine if the carrying values of these assets are impaired or on a more frequent basis if indicators of impairment exist. If any of our goodwill or intangible assets are determined to be impaired, we may be required to record a significant charge to earnings in the period during which the impairment is discovered. The consolidated carrying amounts of goodwill and intangible assets are $64.3 million as of December 31, 2025.

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

The Company has substantially completed the wind-down activities related to the NATG business, although certain NATG activities related to sublet facilities continue. The Company expects that total additional NATG exit costs incurred during 2026 will be immaterial and will be presented in discontinued operations. In 2023, we executed a sublease agreement for the full remaining term of a former warehouse lease. In the event, the sub lessee is unable to fulfill its obligations, we would be responsible for the remaining rents due under the lease.

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

On April 28, 2025, the Company completed the acquisition of an equipment service provider and, as previously reported, on May 19, 2023 the Company acquired 100% of the outstanding equity interests of Indoff. There can be no assurance that such integrations will occur on the expected timeframe or at all, or that we will realize the anticipated benefits and synergies from these or any other future acquisitions. Furthermore, our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these or any future acquisitions may prove to be incorrect.

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful, may take longer or be more difficult or time-consuming or costly to accomplish than anticipated and could result in disruption to other parts of our business. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our consolidated business and operating results and could result in disruption to other parts of our business.

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

North America

As of December 31, 2025, we have six primary distribution centers in North America and Canada, which aggregate approximately 2.8 million square feet of space. The Company also has smaller distribution facilities located in North America and Canada. The Company has sublet certain warehouse distribution space in Canada, which aggregates to approximately 127,000 square feet, and office space in Florida of approximately 3,000 square feet.

Our headquarters, administrative offices and call centers aggregate approximately 242,000 square feet of space.

The Company has one business to business call center and one warehouse from its discontinued NATG business that are sublet. These properties aggregate to approximately 0.4 million square feet of space.

Asia

As of December 31, 2025 we leased three administrative offices in Asia aggregating approximately 17,000 square feet of space.

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

In February 2026, the Company's Board of Directors declared a regular quarterly cash dividend of $0.28 per share to common stock shareholders of record at the close of business on March 9, 2026, payable on March 16, 2026. The dividend is expected to result in aggregate payments in 2026 of approximately $43 million, based on the number of shares outstanding at February 20, 2026.

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

Information regarding securities authorized for issuance under equity compensation plans relating to the Company’s common stock is set forth in the Company’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders and is incorporated by reference herein.

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

During 2025, the Company repurchased approximately 326,000 common shares for $9.3 million under its share repurchase authorization. The maximum number of shares that may yet be purchased under the program total approximately 1,049,000. There were no shares repurchased during 2024 and 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Global Industrial Company, through its subsidiaries, is a value-added distributor and source for industrial equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers.

In April 2025, the Company completed the acquisition of an equipment service provider for approximately $4.3 million in cash. At closing, $0.3 million was held in escrow for settlement of potential obligations. The accounts acquired are included in the accompanying consolidated financial statements from the date of acquisition. This acquisition broadens the Company's value-added offerings in certain key equipment categories.

The Company acquired 100% of the outstanding equity interests of Indoff, a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, on May 19, 2023 for approximately $72.6 million in cash. The Indoff accounts are included in the accompanying consolidated financial statements from the date of acquisition. This acquisition expands the Company's presence in the maintenance, repair and operations ("MRO") market in North America.

See Note 4, Acquisition, of Notes to Consolidated Financial Statements for additional financial information regarding these acquisitions.

Continuing Operations

The Company specializes in providing maintenance, repair and operations solutions to businesses ranging from small to enterprise, and to the public sector. The Company is committed to its customer-centric strategy and uses industry expertise, products from its own Global Industrial Exclusive BrandsTM , and nationally known brands to provide customers with a breadth of offerings to meet their needs. These industrial and MRO products are manufactured by other companies. Some products are manufactured for us and sold as a white label product, and some are manufactured to our own design and marketed as private brand products under the trademarks: Global™, GlobalIndustrial.com™, Nexel™, Paramount™, Interion™ and Absocold™.

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

The Company has elected to omit discussion of the earliest year presented, December 31, 2023, in MD&A. This discussion can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2024, filed on February 26, 2025.

Business Outlook

2025 was a year of solid execution and significant progress for Global Industrial, with revenue growing 4.8% to $1.38 billion. We delivered strong margin performance, generated healthy cash flows and we continue to make progress on our strategic initiatives, which we believe will enable us to drive profitable top-line growth and scale the business in 2026 and beyond. This includes transforming our business model to become a more customer-centric organization along with reframing our go-to-market strategy to more effectively address our customer's needs.

Highlights from 2025 vs. 2024

The following discussion of our results of operations and financial condition will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements included herein.

•Consolidated sales increased 4.8% to $1.38 billion in U.S. dollars compared to $1.32 billion last year and average daily sales increased 3.2% compared to prior year.
•Consolidated gross margin increased to 35.5 % compared to 34.3% last year.
•Consolidated operating income from continuing operations increased 21.2% to $97.6 million compared to $80.5 million last year.
•Net income per diluted share from continuing operations increased 17.8% to $1.85 compared to $1.57 last year.

*Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to U.S. dollars using the current year's average exchange rate. There were 257 selling days in the U.S. in 2025 compared to 253 selling days in 2024 and in Canada, there were 254 selling days in 2025 compared to 250 selling days in 2024.

Results of Operations(1)

Key Performance Indicators (in millions):

	Years Ended December 31,		Change
	2025	2024	2025 vs. 2024
Results of continuing operations:
Consolidated net sales	$1,379.1	$1,315.9	4.8%
Consolidated gross profit	$490.2	$452.0	8.5%
Consolidated gross margin	35.5%	34.3%	1.2%
Consolidated SD&A costs	$392.6	$371.5	5.7%
Consolidated SD&A costs as % of sales	28.5%	28.2%	0.3%
Consolidated operating income	$97.6	$80.5	21.2%
Consolidated operating margin from continuing operations:	7.1%	6.1%	1.0%
Effective income tax rate	26.2%	23.9%	2.3%
Net income from continuing operations	$72.0	$60.7	18.6%
Net margin from continuing operations	5.2%	4.6%	0.6%
Net income from discontinued operations, net of tax	$0.1	$0.3	NM
NM=not meaningful

1
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years are described as if they ended on the last day of the respective calendar month.  Fiscal years 2025 and 2024 ended on January 3, 2026 and December 28, 2024, respectively. The fiscal year ended 2025 included 53 weeks and 2024 included 52 weeks.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales increased 4.8% to $1.38 billion compared to $1.32 billion in 2024, benefiting from price capture, strong sales from our largest strategic accounts and volume improvement in the second half of the year, partially offset by a reduction in our smaller and transactional customer sales. U.S. sales increased 4.7% in 2025 compared to 2024 and Canada sales increased 7.0%, 9.2% in local currency in 2025 compared to 2024.

There were 257 selling days in the U.S. in 2025 compared to 253 in 2024 and 254 selling days in Canada in 2025 compared to 250 selling days in 2024.

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

Gross margin was 35.5% compared to 34.3% in the prior year, a 120 basis point improvement. The year over year improvement resulted strategic pricing management including the timing benefit from pre-tariff inventory flowing through cost of sales and overall freight management, including both inbound and outbound logistics as well as quality initiatives that reduced freight claims and customer returns. In the prior year, the Company's margin reflected modest price actions taken throughout the year to offset both the increased costs of inbound ocean transportation, as well as, higher parcel fulfillment costs.

Management of our margin profile remains a key area of focus for the Company. Performance will continue to reflect the impact of strategic promotion and freight actions as part of our competitive pricing initiatives, tariff related actions and ocean freight costs. The Company continues to anticipate that there may be increased margin variability in future periods given the timing dynamics of on-hand inventory, inflationary pressures associated with tariff related cost increases and our efforts to continue to diversify our supply chain as well as historical seasonality.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (“SG&A”)

Selling, general and administrative expenses totaled $392.6 million and $371.5 million for the years ended December 31, 2025 and 2024, respectively.

SG&A costs as a percentage of sales increased approximately 30 basis points in 2025 compared to 2024. Cost increases included total salary and related costs of approximately $20.4 million, of which approximately $9.7 million related to variable compensation with both selling commissions and bonus pool increasing compared to prior year and increased stock-based compensation expenses of approximately $4.6 million compared to prior year. Additional cost increases for net advertising spend of approximately $0.5 million was incurred offset by continued strong general and discretionary cost control. Prior year reflected a benefit associated with the reversal of executive stock compensation offset by approximately $0.7 million of recruitment costs associated with our CEO search.

OPERATING MARGIN

The Company's operating margin improved by 100 basis points in 2025 compared to 2024, driven by the sales increase, increased gross margin, continued strong general and discretionary cost control offset by increased variable compensation expense related to performance.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net from continuing operations was $0.1 million for 2025 and $0.2 million for 2024. The Company also recorded foreign exchange income of approximately $0.1 million in 2025 and foreign exchange losses of approximately $0.5 million in 2024.

INCOME TAXES

The Company recorded net tax expense in continuing operations for 2025 of $25.6 million, or 26.2% related to its operations in the U.S, Canada and India, including tax expense for certain U.S. states. The increased tax expense in 2025 compared to 2024 is attributable to the higher taxable income in 2025 and a higher effective tax rate due to an increase in non-deductible executive compensation.

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

Financial Condition, Liquidity and Capital Resources

Selected liquidity data (in millions):

	December 31,
	2025	2024	$ Change
Cash and cash equivalents	$67.5	$44.6	$22.9
Accounts receivable, net	$139.6	$126.5	$13.1
Inventories	$174.6	$167.1	$7.5
Prepaid expenses and other current assets	$14.8	$14.4	$0.4
Accounts payable	$108.7	$106.5	$2.2
Accrued expenses and other current liabilities	$53.7	$47.8	$5.9
Operating lease liabilities	$16.1	$14.1	$2.0
Working capital	$218.0	$184.2	$33.8

Historical Cash Flows

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities from continuing operations	$77.7	$50.4
Net cash provided by operating activities from discontinued operations	$0.1	$0.3
Net cash used in investing activities from continuing operations	$(7.1)	$(3.8)
Net cash used in financing activities from continuing operations	$(47.5)	$(36.7)
Effects of exchange rates on cash	$(0.3)	$0.0
Net increase in cash and cash equivalents	$22.9	$10.2

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

Our working capital increased $33.8 million primarily related to higher cash, accounts receivable and inventory balances, partially offset by higher accounts payable, accrued expenses and other current liabilities balances. Accounts receivable days outstanding were 38.9 in 2025 compared to 37.7 in 2024. Inventory turns were 5.1 in 2025 compared to 5.2 in 2024 and accounts payable days outstanding were 46.3 in 2025 compared to 48.4 in 2024. We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $77.7 million attributable to cash generated from net income adjusted by other non-cash items which provided $88.6 million in 2025 compared to $72.7 million provided in 2024 primarily due to higher net income in 2025 and higher stock-based compensation expense. Changes in our working capital accounts used $10.9 million in 2025 compared to $22.3 million used in 2024, primarily the result of changes in inventory, accounts payable, accrued expenses, other current liabilities and other liabilities and accounts receivable balances. Net cash provided by operating activities from discontinued operations was $0.1 million in 2025 and $0.3 million in 2024.

Investing Activities

Net cash used in investing activities totaled $7.1 million and $3.8 million for 2025 and 2024, respectively. In 2025, $4.0 million was used for the acquisition of an equipment service provider and $3.1 million was used for warehouse machinery and equipment in our distribution facilities, and computer equipment upgrades and tooling. In 2024, investing activities was also used for warehouse machinery and equipment in our distribution facilities, leasehold improvements and computer equipment upgrades.

Financing Activities

Net cash used in financing activities was $47.5 million in 2025 and $36.7 million in 2024. In 2025, net cash used in financing activities primarily related to the regular quarterly dividend of $0.26 per common share which totaled $40.3 million. Offsetting these payments were proceeds of $2.7 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled approximately $2.3 million and proceeds of $1.5 million from the issuance of common stock from our employee stock purchase plan. In addition, $9.1 million was used for the purchase of treasury stock. In 2024, net cash used in financing activities primarily related to the regular quarterly dividend of $0.25 per common share which totaled $38.4 million. Offsetting these payments, were proceeds of $1.8 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld of approximately $1.6 million and proceeds of $1.5 million from the issuance of common stock from our employee stock purchase plan.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate ("SOFR"), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2025, eligible collateral under the credit agreement was $125.0 million, total availability was $122.1 million, total outstanding letters of credit was $1.6 million, total excess availability was $120.5 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2025.

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

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources, cash flow from operations and borrowing under our current credit facility. In 2026 we anticipate capital expenditures to be in the range of $3.0 to $4.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalent that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of December 31, 2025, we had no investments with maturities of greater than three months.  Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At December 31, 2025 cash balances held in foreign subsidiaries totaled approximately $4.8 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had in excess of $183 million of liquidity (cash and an undrawn line of credit) in the U.S. as of December 31, 2025.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expire at various dates through 2034. As of December 31, 2025 we were obligated for approximately $123.7 million under these non-cancelable operating leases. In 2026 we anticipate cash expenditures of approximately $21.4 million for these operating leases.  We have sublease agreements for unused space, as well as, excess space in facilities we are currently occupying, in the United States and Canada.  In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. As of December 31, 2025 we were obligated for approximately $30.8 million under these commitments. In 2026 we anticipate cash expenditures of approximately $7.7 million related to these commitments. In addition to the previously mentioned commitments, we had $1.6 million of standby letters of credit outstanding as of December 31, 2025.

We are party to certain litigation, the outcome of which we believe, based on discussions with legal counsel, will not have a material adverse effect on our consolidated financial statements.

Tax contingencies are related to uncertain tax positions taken on income tax returns that may result in additional tax, interest and penalties being paid to taxing authorities. As of December 31, 2025, the Company had no material uncertain tax positions.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation which typically occurs within a year of receipt. The Company had approximately $3.0 million of contract liabilities as of December 31, 2025 and $4.1 million as of December 31, 2024, and was recorded as deferred revenue in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets..

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical returns rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.7 million at December 31, 2025 and $1.9 million at December 31, 2024, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

Our inventory reserve estimates for the years ended December 31, 2025 and 2024 were not materially different than our actual experience. However, if in the future our estimates are materially different than our actual experience, we could have a material loss adjustment.

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

The translation of the financial statements of our operations located outside of the United States is impacted by movements in foreign currency exchange rates. Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  Sales would have fluctuated by approximately $7.2 million and pretax income would have changed by approximately $0.2 million if average foreign exchange rates changed by 10% in 2025. We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of December 31, 2025 we had no outstanding forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt. Our variable rate debt consists of short-term borrowings under our credit facilities.  As of December 31, 2025, we had no outstanding debt under our variable rate credit facility. A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective due to material weaknesses identified at its subsidiary, Indoff LLC (Indoff), which represents approximately 13% of revenue. The material weaknesses at Indoff relate to the design and operation of certain key Information Technology General Controls (“ITGCs”), specifically related to change management, segregation of duties, and privileged access. These material weaknesses were initially identified during Management’s evaluation and assessment of Indoff’s control environment in the second quarter of 2024.

With full consideration of the material weaknesses, Management determined that the control deficiencies did not result in any identified misstatements, and Management believes the consolidated financial statements included in this Annual Report on Form 10‑K present fairly, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Given the inherent limitations present in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. In addition, any evaluation of the effectiveness of controls in future periods is subject to the risk that internal controls may become inadequate as a result of changes in business conditions, or that the degree of compliance with established policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Upon completing this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective due to material weaknesses identified at its subsidiary, Indoff. The material weaknesses at Indoff relate to the design and operation of certain key ITGCs. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

Notwithstanding this material weakness at Indoff noted above, management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. Additional detail on the nature of the material weaknesses, and managements conclusions can be found below.

Inadequate Information Technology General Controls and Business Process Controls

Previously Reported Material Weaknesses

As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023, we identified material weaknesses in the design and operation of ITGCs related to our key accounting, reporting, and proprietary information technology ("IT") systems, including related IT tools supporting the Company’s financial reporting processes and controls performed by the Company in support of the SOC1’s for those applications, supported by third-party service organizations. These conclusions also resulted in the corresponding automated and IT dependent manual business process controls that rely on these systems to be ineffective. These material weaknesses, as they relate to the Company’s Global Industrial business, have been remediated as of December 31, 2025.

As reported in our second quarter of 2024 Form 10-Q, the Company completed its assessment of the internal controls over financial reporting of the Indoff business. As anticipated, given the private company nature of the acquired business, management has concluded that the design and operation of Indoff’s IT general controls, as well as the corresponding automated and IT dependent manual business process controls relying on said IT systems, were ineffective as of December 31, 2025 due to material weaknesses. Specifically, the Company did not maintain effective IT general controls to verify that changes to IT applications are appropriate and functioning as intended and access to the IT environment is appropriate and is granted only to authorized users, who are restricted to performing authorized, appropriate actions. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and issued an adverse report on the effectiveness of our internal control over financial reporting for the period ending December 31 2025, as stated in its report, which is included herein.

As a result of the identification of the material weaknesses, and prior to filing this Annual Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the year ended

December 31, 2025 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Part IV of this Annual Report, and we have developed a remediation plan for the material weaknesses, which is described below.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

During 2025, the Company continued to make significant progress toward remediating the design and operating effectiveness of its control environment; however, this remediation effort remains ongoing for Indoff. Under the oversight of the Audit Committee, the Company expects to complete these efforts in the second quarter of 2026, at which time management will evaluate whether the related internal controls are appropriately designed and operating effectively.

As part of these ongoing remediation efforts, the Company has implemented and will continue to execute actions such as providing training to relevant personnel regarding the design and operation of IT general controls, and rationalizing access privileges for system users and critical transactions in alignment with job responsibilities and segregation‑of‑duties requirements. Management believes these actions, collectively, will remediate the material weaknesses identified at Indoff. However, the Company will not be able to conclude that the material weaknesses have been fully remediated until all applicable controls have been implemented, operate for a sufficient period of time, and management completes formal testing confirming that the remediated controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Industrial Company

Opinion on Internal Control over Financial Reporting

We have audited Global Industrial Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Global Industrial Company (the Company) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to the ineffective design and operation of information technology (“IT”) general controls for IT applications supporting the Company’s internal control over financial reporting processes at its Indoff LLC business. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated February 27, 2026, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 27, 2026

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is hereby incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

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

10.8*	Employment Agreement, dated February 7, 2025, between the Company and Anesa Chaibi (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2024).
10.9*	Employment Agreement, dated October 12, 2021, between the Company and Adina Storch (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021).
10.11*	Amendment No. 1, dated December 2, 2021, to the Employment Agreement, between the Company and Adina Storch (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2021).
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

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD B. LEEDS	Executive Chairman and Director	February 27, 2026
Richard B. Leeds

/s/ BRUCE LEEDS	Vice Chairman and Director	February 27, 2026
Bruce Leeds

/s/ ROBERT LEEDS	Vice Chairman and Director	February 27, 2026
Robert Leeds

/s/ ANESA CHAIBI	Chief Executive Officer	February 27, 2026
Anesa Chaibi	and Director
(Principal Executive Officer)

/s/ THOMAS CLARK	Senior Vice President and Chief Financial Officer	February 27, 2026
Thomas Clark	(Principal Financial Officer)

/s/ THOMAS AXMACHER	Vice President and Controller	February 27, 2026
Thomas Axmacher	(Principal Accounting Officer)

/s/ ROBERT D. ROSENTHAL	Director	February 27, 2026
Robert D. Rosenthal

/s/ CHAD M. LINDBLOOM	Director	February 27, 2026
Chad M. Lindbloom

/s/ GARY S. MICHEL	Director	February 27, 2026
Gary S. Michel

/s/ PAUL S. PEARLMAN	Director	February 27, 2026
Paul S. Pearlman

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Global Industrial Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Industrial Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2026 expressed an adverse opinion thereon.

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

Inventory Valuation
Description of the Matter
As of December 31, 2025, the Company’s net inventory balance was $174.6 million. As described in Note 2 to the consolidated financial statements, management records inventory at the lower of its cost or net realizable value. The valuation of inventory requires management to make assumptions and judgments about the recoverability of the inventory. To determine the net realizable value of the Company’s inventory, management considers factors such as market conditions, inventory levels and assumptions regarding future demand and direct selling costs.

Auditing the Company’s assessment of the net realizable value of its inventory was complex as auditor judgment was necessary in evaluating the valuation based on the assumptions described above.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the inventory valuation process, including controls over the assumptions described above, that are used in management’s assessment of the net realizable value of the Company’s inventory.

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

New York, New York
February 27, 2026

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2025	2024
ASSETS:
Current assets:
Cash and cash equivalents	$67.5	$44.6
Accounts receivable, (net of allowance for credit losses of $2.3 and $2.8, respectively)	139.6	126.5
Inventories	174.6	167.1
Prepaid expenses and other current assets	14.8	14.4
Total current assets	396.5	352.6

Property, plant and equipment, net	18.5	19.1
Operating lease right-of-use assets	91.8	72.7
Deferred income taxes	7.4	8.1
Goodwill and intangibles	64.3	65.7
Other assets	2.3	2.5
Total assets	$580.8	$520.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$108.7	$106.5
Accrued expenses and other current liabilities	53.7	47.8
Operating lease liabilities	16.1	14.1
Total current liabilities	178.5	$168.4

Operating lease liabilities	87.5	69.0
Other liabilities	1.6	2.2
Total liabilities	267.6	239.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share, authorized 25 million shares; issued none	0.0	0.0
Common stock, par value $0.01 per share, authorized 150 million shares; issued 39,248,275 and 39,178,283 shares; outstanding 38,198,641 and 38,230,328 shares	0.4	0.4
Additional paid-in capital	212.8	207.5
Treasury stock at cost —1,049,634 and 947,955 shares	(22.1)	(16.8)
Retained earnings	120.3	88.6
Accumulated other comprehensive income	1.8	1.4
Total shareholders’ equity	313.2	281.1
Total liabilities and shareholders’ equity	$580.8	$520.7

See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$1,379.1	1,315.9	$1,274.3
Cost of sales	888.9	863.9	838.5
Gross profit	490.2	452.0	435.8
Selling, general and administrative expenses	392.6	371.5	339.3
Operating income from continuing operations	97.6	80.5	96.5
Foreign currency exchange (income) loss	(0.1)	0.5	0.2
Interest and other expense	0.1	0.2	1.1
Income from continuing operations before income taxes	97.6	79.8	95.2
Provision for income taxes	25.6	19.1	24.5
Net income from continuing operations	72.0	60.7	70.7
Income from discontinued operations, net of tax	0.1	0.3	0.0
Net income	$72.1	$61.0	$70.7

Net income per common share from continuing operations:
Basic	$1.86	$1.58	$1.85
Diluted	$1.85	$1.57	$1.84
Net income per common share from discontinued operations:
Basic	$0.00	$0.01	$0.00
Diluted	$0.00	$0.01	$0.00
Net income per common share:
Basic	$1.86	$1.59	$1.85
Diluted	$1.85	$1.58	$1.84

Weighted average common and common equivalent shares:
Basic	38.4	38.3	38.1
Diluted	38.4	38.4	38.2

Dividends declared	1.04	1.00	0.80

See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	72.1	61.0	$70.7
Other comprehensive income:
Foreign currency translation	0.4	(1.2)	0.2
Total comprehensive income	$72.5	$59.8	$70.9

See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$72.0	$60.7	$70.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7.7	7.6	6.4
Provision (benefit) for deferred income taxes	0.6	(0.5)	2.0
Provision for credit losses	0.9	2.1	3.2
Compensation expense related to equity compensation plans	7.4	2.8	3.0
Changes in operating assets and liabilities:
Accounts receivable	(12.3)	1.6	(2.6)
Inventories	(6.4)	(17.1)	33.3
Prepaid expenses and other assets	(0.9)	(2.6)	(0.8)
Income taxes	1.2	1.7	(1.1)
Accounts payable	1.7	(4.0)	1.2
Accrued expenses, other current liabilities and other liabilities	5.8	(1.9)	(3.3)
Net cash provided by operating activities from continuing operations	77.7	50.4	112.0
Net cash provided by operating activities from discontinued operations	0.1	0.3	0.0
Net cash provided by operating activities	77.8	50.7	112.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3.1)	(3.8)	(3.9)
Acquisitions, net of cash acquired	(4.0)	0.0	(72.3)
Net cash used in investing activities from continuing operations	(7.1)	(3.8)	(76.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(40.3)	(38.4)	(30.6)
Borrowings under credit facility	0.0	0.0	50.6
Repayments under credit facility	0.0	0.0	(51.2)
Proceeds from issuance of common stock	2.7	1.8	0.6
Payment of payroll taxes on stock-based compensation through shares withheld	(2.3)	(1.6)	(0.5)
Proceeds from the issuance of common stock from employee stock purchase plans	1.5	1.5	1.4
Purchase of treasury shares	(9.1)	0.0	0.0
Net cash used in financing activities from continuing operations	(47.5)	(36.7)	(29.7)

EFFECTS OF EXCHANGE RATES ON CASH	(0.3)	0.0	(0.2)

NET INCREASE IN CASH	22.9	10.2	5.9
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	44.6	34.4	28.5

CASH AND CASH EQUIVALENTS – END OF YEAR	$67.5	$44.6	$34.4

Supplemental disclosures:

Interest paid	$0.3	$0.3	$1.1
Income taxes paid	$24.1	$17.9	$23.7
Supplemental disclosures of non-cash operating and investing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating and finance leases	$32.9	$4.5	$6.3

See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock, At Cost	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances, December 31, 2022	37,961	$0.4	$201.2	$(19.5)	$25.9	$2.4	$210.4
Stock-based compensation expense			3.0				3.0
Issuance of restricted stock	44		(0.7)	0.7			0.0
Stock withheld for employee taxes	(19)		(0.2)	(0.3)			(0.5)
Proceeds from issuance of common stock	29		0.1	0.5			0.6
Dividends					(30.6)		(30.6)
Issuance of shares under employee stock purchase plan	59		1.4				1.4
Change in cumulative translation adjustment						0.2	0.2
Net income					70.7		70.7
Balances, December 31, 2023	38,074	$0.4	$204.8	$(18.6)	$66.0	$2.6	255.2
Stock-based compensation expense			2.8				2.8
Issuance of restricted stock	73		(1.3)	1.3			0.0
Stock withheld for employee taxes	(39)		(0.9)	(0.7)			(1.6)
Proceeds from issuance of common stock	67		0.6	1.2			1.8
Dividends					(38.4)		(38.4)
Issuance of shares under employee stock purchase plan	55		1.5				1.5
Change in cumulative translation adjustment						(1.2)	(1.2)
Net income					61.0		61.0
Balances, December 31, 2024	38,230	$0.4	$207.5	$(16.8)	$88.6	$1.4	$281.1
Stock-based compensation expense			7.4				7.4
Issuance of restricted stock	169		(3.0)	3.0			0.0
Stock withheld for employee taxes	(74)		(1.0)	(1.3)			(2.3)
Proceeds from issuance of common stock	130		0.4	2.3			2.7
Dividends					(40.4)		(40.4)
Purchase of treasury shares	(326)			(9.3)			(9.3)
Issuance of shares under employee stock purchase plan	70		1.5				1.5
Change in cumulative translation adjustment						0.4	0.4
Net income					72.1		72.1
Balances, December 31, 2025	38,199	$0.4	$212.8	$(22.1)	$120.3	$1.8	$313.2
See Notes to Consolidated Financial Statements.

GLOBAL INDUSTRIAL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Global Industrial Company, through its operating subsidiaries (collectively, the “Company” or “Global Industrial”), is a value-added distributor and source for industrial equipment and supplies in North America going to market through a system of branded e-commerce websites and relationship marketers. The Company operates in three segments that are aggregated into one reportable business segment. The Company sells a wide array of industrial and maintenance, repair and operation products, markets the Company has served since 1949. Because of the large number of products and product categories the Company offers, providing information on the amount of revenue derived from transactions with external customers for each product or groupings of products is impractical.

In April 2025, the Company completed the acquisition of an equipment service provider for $4.3 million in cash. At closing, $0.3 million was held in escrow for the settlement of potential obligations. The accounts acquired are included in the accompanying consolidated financial statements from the date of acquisition. This acquisition broadened the Company's value-added offerings in key equipment categories.

As previously disclosed, the Company acquired 100% of the outstanding equity interests of Indoff LLC ("Indoff"), a business-to-business direct marketer of material handling products, commercial interior products and business products with operations in North America, on May 19, 2023, for approximately $72.6 million in cash. The Indoff accounts are included in the accompanying consolidated financial statements from the date of acquisition.

The Company's discontinued operations include its former North American Technology Group business, which was sold in December 2015 and has been winding down its operations since then. The results of the former North American Technology business are included in discontinued operations in the accompanying consolidated financial statements.

Related Party Transactions

During 2025, 2024 and 2023, the Company incurred a de minimis amount of related party transactions other than those disclosed within the leases disclosure.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Global Industrial Company, and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year ends at midnight on the Saturday closest to December 31. For clarity of presentation herein, all fiscal years are referred to as if they ended on December 31. The fiscal year is divided into four fiscal quarters that each end at midnight on a Saturday.  For clarity of presentation herein, all fiscal quarters are referred to as if they ended on the traditional calendar month.  The full year of 2025 included 53 weeks and full years of 2024 and 2023 included 52 weeks.

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

Foreign Currency Translation — The Company has operations in foreign countries. The functional currency of each foreign country is the local currency.  The financial statements of the Company’s foreign entities are translated into U.S. dollars, the reporting currency, using year-end exchange rates for assets and liabilities, year to date average exchange rates for the statement of operations accounts and historical rates for equity accounts. Translation gains or losses are recorded as a separate component of shareholders’ equity.

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

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method over their estimated useful lives ranging from three years to fifteen years. Leasehold improvements are amortized over the shorter of the useful lives or the term of the respective leases. Computer equipment and software are depreciated using the straight-line method over their estimated useful lives ranging from three years to five years. During 2025, the Company disposed of property, plant and equipment and accumulated depreciation of $0.2 million. During 2024, the Company disposed of property, plant and equipment and accumulated depreciation of approximately $1.6 million.

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

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the cost of acquired assets over the fair value of the assets acquired. Indefinite-lived intangible assets are assets acquired in an acquisition that are non-amortizing. The Company operates in three reporting units and in the fourth quarter of each year, or more frequently if impairment indicators exist, the Company tests goodwill and indefinite-lived intangibles for impairment. The Company performs a qualitative assessment of current circumstances, such as a reporting units' operating results, cash flows, future operating forecasts and anticipated future cash flows to determine the existence of impairment indicators and to assess if it is more likely than not that the fair value of the reporting unit or an indefinite-lived intangible asset is less than its carrying value. If it is determined that the fair value of the reporting unit or an indefinite-lived intangible asset may be less than its carrying value, the Company will do a quantitative impairment test. In the quantitative test the carrying value of the reporting unit or an indefinite-lived intangible asset is calculated and compared with its fair value. Any excess of the carrying value over fair value is recorded as an impairment loss.

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

The Company will record a contract liability in cases where customers pay in advance of the Company satisfying its performance obligation which typically occurs within a year of receipt. The Company had approximately $3.0 million of contract liabilities as of December 31, 2025 and $4.1 million as of December 31, 2024 and was recorded as deferred revenue in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The Company offers customers rights to return product within a certain time, usually 30 days. The Company estimates its sales returns liability quarterly based upon its historical return rates as a percentage of historical sales for the trailing twelve-month period. The total accrued sales returns liability was approximately $1.7 million at December 31, 2025 and $1.9 million at December 31, 2024, and was recorded as a refund liability in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

Shipping and Handling Costs — The Company recognizes third party shipping and handling costs in cost of sales.

Advertising Costs — Expenditures for internet, television, local radio and newspaper advertising are expensed in the period the advertising takes place. Catalog preparation, printing and postage expenditures are amortized over the fiscal year during which the benefits are expected.

Net advertising expenses were $91.1 million, $90.6 million and $79.8 million during 2025, 2024 and 2023, respectively, and are included in the accompanying consolidated statements of operations.

The Company utilizes advertising programs to drive traffic to its websites, support vendors, including catalogs, internet and magazine advertising, support brand awareness through sports marketing and other upper funnel brand advertising programs, attend and host trade shows, and receives payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. The Company accounts for consideration from vendors as a reduction of cost of sales unless certain conditions are met showing that the funds are used for specific, incremental, identifiable costs, in which case the consideration is accounted for as a reduction in the related expense category, such as advertising expense.

Net Income Per Common Share — Net income per common share - basic is calculated based upon the weighted average number of common shares outstanding during the respective periods presented using the two-class method of computing earnings per share. The two-class method is used as the Company has outstanding restricted stock with rights to dividend participation for unvested shares.  Undistributed net income is allocated between common shares outstanding and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Undistributed net losses are not allocated to our participating securities as these participating securities do not have a contractual obligation to share in losses. Net income per common share - diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods, including unvested options. The dilutive effect of outstanding options and restricted stock issued by the Company is reflected in net income per share - diluted using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Employee Benefit Plans — The Company’s U.S. subsidiaries participate in a defined contribution 401(k) plan covering substantially all U.S. employees.  Employees may invest 1% or more of their eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The Company provides a matching contribution to the plan, determined as a percentage of the employees’ contributions.  Aggregate expense to the Company for contributions to the plan was approximately $1.6 million in 2025, $2.2 million in 2024 and $1.9 million in 2023.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At December 31, 2025 and 2024, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

The fair value with respect to goodwill, indefinite-lived intangible assets and long-lived assets are measured in connection with the Company’s annual impairment testing as discussed above.

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

The Company purchases substantially all of its products and components directly from both large and small manufacturers as well as large wholesale distributors.  No supplier accounted for 10% or more of our product purchases in 2025, 2024 and 2023. Most private brand products are manufactured by third parties to our specifications.

Recent Accounting Pronouncements`

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). These authorities issue numerous pronouncements, most of which are not applicable to the Company’s current or reasonably foreseeable operating structure.

In December 2023, the FASB issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024. This ASU should be applied on a prospective basis, but retrospective application is permitted. The Company adopted this standard and has applied the guidance retrospectively for all periods presented. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, in the notes to financial statements, specific information about certain costs and expenses; namely, purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations and the Company is currently evaluating this standard to determine the impact of adoption on its disclosures.

3.CREDIT LOSSES

The following is a rollforward of the allowances for credit losses related to the Company's receivables for the year ended December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Balance at beginning of period	$2.8	$2.9
Current period provision	0.9	2.1
Write-offs - trade accounts receivable	(1.4)	(2.2)
Balance at end of period	$2.3	$2.8

4.ACQUISITIONS

In April 2025, the Company completed the acquisition of an equipment service provider for approximately $4.3 million in cash. At closing, $0.3 million was held in escrow for the settlement of potential obligations. This acquisition broadens the Company's value-added offerings in certain key equipment categories.

The Company prepared a preliminary purchase price fair value allocation to the assets acquired and liabilities assumed in the acquisition. Total net identifiable assets acquired totaled $3.3 million, including $0.7 million in Customer Lists that are being amortized over a ten-year period. Total goodwill acquired was approximately $1.0 million. These fair value allocations have not yet been finalized, principally related to the valuation of the acquired intangible assets. Amounts could change, as we finalize the valuations of the assets acquired and liabilities assumed.

The amount allocated to goodwill reflects the benefits the Company expects to realize from the growth of the acquisition's operations. The accounts acquired are included in the accompanying consolidated financial statements from the date of acquisition. Revenues and net loss generated in 2025 from this acquisition were immaterial.

The Company acquired 100% of the outstanding equity interests of Indoff, a business-to-business direct marketer of material handling products, commercial interiors and business products with operations in North America, on May 19, 2023 for approximately $72.6 million in cash, $5.2 million of which was placed into an escrow account for two years to secure the sellers’ indemnification obligations under the purchase agreement. Under the terms of the escrow agreement the remaining $2.5 million balance in escrow was released on the second anniversary of the closing date. The acquisition expanded the Company's presence in the industrial products market in North America.

The table below presents the Indoff revenue and net income generated from operations for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Net sales	$174.9	$165.3	$116.5
Net income from continuing operations	$5.2	$5.1	$4.3

The Company’s unaudited pro forma revenue and net income for the year ended December 31, 2023 was prepared as if the Indoff acquisition had occurred on January 1, 2022. The pro forma information reflects certain adjustments related to the acquisition. This information is provided for illustrative purposes and does not purport to be indicative of the actual results that would have been achieved by the Company for the period presented (in millions):

Year Ended December 31,
2023
Net sales	$1,338.0
Net income from continuing operations	$73.3
Net income per common share, diluted, from continuing operations	$1.92

Nonrecurring charges directly related to the transaction of approximately $1.1 million, net of tax, have been eliminated from 2023 net income from continuing operations. Results for 2023 include approximately $1.9 million of amortization expense related to the intangible assets acquired.

5.LEASES

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2034. In the first quarter of 2025, the Company recorded an operating right-of-use ("ROU") asset and related lease liability of $0.6 million related to a nine years, eight months term lease amendment of an existing administrative office location consisting of approximately 5,800 square feet. In the second quarter of 2025, the Company recorded an ROU asset and related lease liability of approximately $28.2 million related to an eighty-eight months term lease renewal of an existing warehouse location. In addition, the Company recorded an ROU asset and related lease liability of $0.5 million related to the April 2025 acquisition with a lease term of five years. In the third quarter of 2025, the Company recorded an ROU asset and related lease liability of approximately $11.8 million related to an eighty-six months term lease extension of an existing warehouse location, which was subsequently modified, in the fourth quarter of 2025, to an ROU asset and related lease liability of approximately $3.6 million related to a twenty-four months term lease extension.

The Company's operating and finance lease costs, included in continuing operations, was $19.3 million, $17.4 million and $17.0 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Information relating to operating leases for continuing and discontinued operations as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Weighted Average Remaining Lease Term
Operating leases	6.2 years	6.5 years
Weighted Average Discount Rate
Operating leases	5.5%	5.4%
ROU assets obtained in exchange for operating and finance lease obligations	$32.9	$4.5

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2026	21.4
2027	19.7
2028	18.9
2029	17.8
2030	15.7
Thereafter	30.2
Total lease payments	123.7
Less: interest	(20.1)
Total present value of lease liabilities	$103.6

The Company currently leases its headquarters office facility from an entity owned by the Company’s principal shareholders. Total rent expense recorded to related parties was $1.0 million in 2025, 2024 and 2023.

The Company has sublease agreements for unused facilities which expire at various dates through 2028. Total sublease income of $3.7 million, $4.3 million and $4.1 million was recorded for the years ended December 31, 2025, 2024 and 2023, respectively. Future rent streams related to sublease agreements consists of $3.7 million to be collected in less than one year and $1.5 million to be collected between one and three years.

6.REVENUE

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue, from continuing operations, by geography for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Net sales:
United States	$1,307.1	$1,248.6	$1,206.3
Canada	72.0	67.3	68.0
Consolidated	$1,379.1	$1,315.9	$1,274.3

7.    GOODWILL AND INTANGIBLES

The following table provides information related to the carrying value of goodwill and intangible assets (indefinite-lived and definite-lived) (in millions):

	December 31,
	2025	2024
Goodwill	$40.6	$39.6
Definite-lived intangibles	23.0	25.4
Indefinite-lived intangibles	0.7	0.7
Balances, December 31	$64.3	$65.7

The Company completed the acquisition of an equipment service provider for approximately $4.3 million in cash. Total net identifiable assets acquired totaled $3.3 million, including $0.7 million in Customer Lists and total goodwill acquired of $1.0 million.

Indefinite-lived intangible assets:

The following table provides information related to the carrying value of indefinite lived intangibles as of December 31, 2025 and 2024, respectively (in millions):

	December 31,
	2025	2024
Domain names	$0.7	$0.7

Definite-lived intangible assets:

The following table summarizes information related to definite-lived intangible assets as of December 31, 2025 (in millions):

	December 31, 2025
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	10 yrs	$26.8	$8.4	$18.4	7.4
Trademarks	10 yrs	6.2	1.6	4.6	7.4
Total		$33.0	$10.0	$23.0	7.4

The following table summarizes information related to definite-lived intangible assets as of December 31, 2024 (in millions):

	December 31, 2024
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted avg useful life
Client lists	10 yrs	$26.1	$5.9	$20.2	8.4
Trademarks	10 yrs	6.2	1.0	5.2	8.4
Total		$32.3	$6.9	$25.4	8.4

The aggregate amortization expense for these intangibles was approximately $3.1 million in 2025 and $3.2 million in 2024. The estimated amortization for future years ending December 31 is as follows (in millions):

2026	$3.1
2027	3.1
2028	3.1
2029	3.1
2030	3.1
Thereafter	7.5
Total	$23.0

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	December 31,
	2025	2024
Land improvements	$0.8	$0.8
Furniture and fixtures, office, computer and other equipment, software and motor vehicles	47.5	44.2
Leasehold improvements	16.8	16.3
	65.1	61.3
Less accumulated depreciation and amortization	46.6	42.2
Property, plant and equipment, net	$18.5	$19.1

Depreciation charged to continuing operations for property, plant and equipment in 2025, 2024, and 2023 was $4.6 million, $4.4 million and $4.3 million, respectively, and is reported within selling, general and administrative expenses. During 2025, the Company disposed of property, plant and equipment and accumulated depreciation of $0.2 million. During 2024, the Company disposed of property, plant and equipment and accumulated depreciation of $1.6 million.

9.    CREDIT FACILITIES

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined).  The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”).   Borrowings are secured by substantially all of the borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral.  The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate ("SOFR"), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability.  As of December 31, 2025, eligible collateral under the credit agreement was $125.0 million, total availability was $122.1 million, total outstanding letters of credit was $1.6 million, total excess availability was $120.5 million and there were no outstanding borrowings. The Company was in compliance with all of the covenants of the credit agreement in place as of December 31, 2025.

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2025	2024
Payroll and employee benefits	$29.0	$23.7
Freight	5.7	5.8
Deferred revenue	3.2	4.3
Sales and GST taxes payable	4.8	3.7
Product returns liability	1.7	1.9
Other	9.3	8.4
Accrued expenses and other current liabilities	$53.7	$47.8

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the years ended December 31, 2025, 2024 and 2023 (in millions, except for per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income from continuing operations	$72.0	$60.7	$70.7
Less: Distributed net income available to participating securities	(0.4)	(0.3)	(0.2)
Less: Undistributed net income available to participating securities	(0.4)	(0.1)	(0.2)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$71.2	$60.3	$70.3
Add: Undistributed net income allocated to participating securities	0.4	0.1	0.2
Less: Undistributed net income reallocated to participating securities	0.0	(0.1)	(0.2)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$71.6	$60.3	$70.3
Denominator:
Weighted average shares outstanding for basic net income per share	38.4	38.3	38.1
Effect of dilutive securities	0.0	0.1	0.1
Weighted average shares outstanding for diluted net income per share	38.4	38.4	38.2

Net income per share from continuing operations:
Basic	$1.86	$1.58	$1.85
Diluted	$1.85	$1.57	$1.84

Net income from discontinued operations	$0.1	$0.3	$0.0
Numerator for basic and diluted net income per share:
Undistributed and distributed net income available to common shareholders	$0.1	$0.3	$0.0

Net income per share from discontinued operations:
Basic	$0.00	$0.01	$0.00
Diluted	$0.00	$0.01	$0.00

Net income per share:
Basic	$1.86	$1.59	$1.85
Diluted	$1.85	$1.58	$1.84

Potentially dilutive securities	0.3	0.2	0.2

Potentially dilutive securities attributable to outstanding stock options, restricted stock units, and performance share units excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Global Industrial Company's common stock, and their inclusion would be anti-dilutive.

12.    STOCK REPURCHASES

In 2018, the Company's Board of Director's approved a share repurchase program with a repurchase authorization of up to two million shares of the Company's common stock. During 2025, the Company purchased approximately 326,000 shares at an aggregate price of $9.3 million. During 2024 and 2023, no shares were repurchased. The remaining number of shares that may yet be purchased under the Plan was approximately 1,049,000 at December 31, 2025.

13.    SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company currently has two equity compensation plans which reserve shares of common stock for issuance to key employees, directors, consultants and advisors to the Company. The following is a description of these plans:

The 2010 Long-term Stock Incentive Plan (“2010 Plan”) - This plan was adopted in April 2010 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. The Company is no longer granting options or awards under this plan. A total of 133,603 options and 0 restricted stock units were outstanding under this plan as of December 31, 2025.

The 2020 Omnibus Stock Incentive Plan (“2020 Omnibus Plan”) - This plan was adopted in June 2020 and allows the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock based awards authorized by the Compensation Committee of the Board of Directors. Options and awards issued under this plan expire ten years after the options and awards are granted. The maximum number of shares granted per type of award to any individual may not exceed 1,500,000 in any calendar year (or $10.0 million in the case of cash performance awards). Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Awards for a maximum of 7,500,000 shares may be granted under this plan. A total of 251,532 options and 459,148 restricted stock units were outstanding under this plan as of December 31, 2025.

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

The fair value of the restricted stock ("RSU") and performance restricted stock ("PRSU") is the closing stock price on the NYSE of the Company's common stock on the date of grant or the closing stock price of the Company's common stock on the last business day prior to the grant date. Upon delivery, a portion of the RSU or PRSU award may be withheld to satisfy the statutory withholding taxes. The remaining RSUs or PRSUs will be settled in shares of the Company's common stock after the vesting period and on the prescribed delivery date. These RSUs and PRSUs have none of the rights of outstanding shares of common stock, other than rights to cash dividends, until common stock is distributed. The PRSUs awarded in 2025 and 2024 are entitled to cash dividends on the vested, not unvested, units.

Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in the treasury.

Compensation cost related to non-qualified stock options recognized in continuing operations (selling, general and administrative expenses) for 2025, 2024 and 2023 was $0.5 million, $0.5 million, and $0.9 million respectively. The related future income tax benefits recognized for 2025 was $0.1 million and $0.2 million for 2024 and 2023, respectively.

Stock Options

12

The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2025, 2024 and 2023:

	2025	2024	2023
Expected annual dividend yield	4.0%	1.8%	2.5%
Risk-free interest rate	4.23%	4.26%	4.06%
Expected volatility	42.0%	44.5%	49.9%
Expected life in years	4.8	4.8	4.8

The following table summarizes information concerning outstanding and exercisable options:

	Weighted Average
	2025		2024		2023
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	489,383	$28.32	541,657	$26.10	509,212	$25.65
Granted	36,205	$23.77	70,170	$43.83	80,976	$28.99
Exercised	(119,294)	$20.07	(58,407)	$24.09	(25,967)	$20.25
Canceled or expired	(21,159)	$37.76	(64,037)	$30.41	(22,564)	$33.01
Outstanding at end of year	385,135	$29.93	489,383	$28.32	541,657	$26.10

Options exercisable at year end	272,107		349,274		333,796
Weighted average fair value per option granted during the year	$7.02		$16.53		$11.30

The total intrinsic value of options exercised was $1.1 million in 2025, $1.0 million in 2024, and $0.3 million in 2023.

The following table summarizes information about options vested and exercisable or non-vested that are expected to vest (non-vested outstanding less expected forfeitures) at December 31, 2025:

Range of Exercise Prices			Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
$5.00	to	$15.00	17,500	$6.02	0.85	$0.4
$15.01	to	$25.00	158,625	$23.72	4.68	0.9
$25.01	to	$35.00	117,840	$31.19	6.29	0.0
$35.01	to	$45.00	91,170	$43.69	6.58	0.0
$5.00	to	$45.00	385,135	$29.93	5.44	$1.3

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in 2025 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2025. This value will change based on the fair market value of the Company’s common stock.

The following table reflects the activity for all unvested stock options during 2025:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2025	140,109	$14.28
Granted	36,205	$7.02
Vested	(54,077)	$14.39
Forfeited	(9,209)	$14.38
Unvested at December 31, 2025	113,028	$11.89

At December 31, 2025, there was approximately $0.4 million of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of 1.70 years. The total fair value of stock options vested during 2025, 2024 and 2023 was $0.8 million, $1.0 million and $0.9 million, respectively.

Restricted Stock and Restricted Stock Units

The following table reflects the activity for restricted stock awards, excluding the restricted stock issued to Directors (in millions, except shares data):

Year Granted	Shares Granted	Outstanding at December 31, 2025	Rights to Cash Dividend	Other Participation Rights	Performance Award	Compensation Expense
						Year Ended December 31,
						2025	2024	2023
2020	28,272	0	Yes	None	No	0.0	0.0	0.1
2020	43,330	0	Yes	None	Yes	0.0	0.0	(0.1)
2021	25,371	0	Yes	None	No	0.0	(0.1)	0.2
2021	32,874	0	Yes	None	Yes	0.0	(0.1)	(0.1)
2022	60,808	6,451	Yes	None	No	0.0	(0.2)	0.5
2022	32,875	25,757	Yes	None	Yes	0.2	(0.2)	0.0
2023	81,127	18,172	Yes	None	No	0.2	0.3	0.9
2023	56,222	37,888	Yes	None	Yes	0.0	0.0	0.0
2024	205,302	85,633	Yes	None	No	3.1	1.8	0.0
2024	48,652	37,482	Yes	None	Yes	0.0	0.0	0.0
2025	143,477	128,068	Yes	None	No	1.4	0.0	0.0
2025	114,202	106,377	Yes	None	Yes	$1.2	0.0	0.0
					Total	$6.1	$1.5	$1.5

Share-based compensation expense reported within continuing operations for restricted stock issued to Directors was $0.2 million in 2025, 2024 and 2023, respectively, and is recorded within selling, general and administrative expenses. A total of 7,584 shares were granted to Directors during 2025 and a total of 13,320 restricted stock units from the 2020 Omnibus Plan are outstanding to the Directors as of December 31, 2025.

At December 31, 2025, there was approximately $5.7 million of unrecognized compensation cost related to the unvested RSU's, which is expected to be recognized over a weighted average period of 1.79 years.

Total compensation expense related to RSU and performance RSU's reported within continuing operations was approximately $6.3 million for the year ended December 31, 2025 and $1.7 million for the years ended December 31, 2024 and 2023, respectively, and is recorded within selling, general and administrative expenses.

The following table reflects the activity for all unvested restricted stock during 2025:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2025	335,518	$34.51
Granted	257,679	$24.17
Vested	(108,590)	$33.05
Forfeited	(25,459)	$30.18
Unvested at December 31, 2025	459,148	$29.29

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan - This plan was approved by the Company's stockholders in December 2018 and a reserve of 500,000 shares of common stock has been established under this plan. The Company adopted this plan, the terms of which allow for eligible employees (as defined in the 2018 Employee Stock Purchase Plan) to participate in the purchase, during each six month purchase period, of up to a maximum of 10,000 shares of the Company's common stock at a purchase price equal to 85% of the closing price at either the start date of the offering period or the end date of the stock purchase period, whichever is lower. Compensation expense recognized in selling, general and administrative expenses related to this plan totaled $0.6 million for the years ended December 31, 2025 and 2024, respectively, and $0.4 million for the year ended December 31, 2023. As of December 31, 2025, 113,717 shares remain reserved for issuance under this plan. Employees purchased 69,992 shares of common stock during fiscal year 2025 at an average price per share of $21.98. Employees purchased 55,181 shares of common stock during fiscal year 2024 at an average price per share of $27.83. During fiscal year 2023, employees purchased 58,863 shares of common stock at an average price per share of $23.83.

14.    INCOME TAX

    The following table summarizes our U.S. and foreign components of income from continuing operations before income taxes (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$95.2	$80.5	$91.6
Foreign	2.4	(0.7)	3.6
Total	$97.6	$79.8	$95.2

The following table summarizes by jurisdiction our income taxes paid, net of refunds (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$20.2	$14.4	$19.0
U.S. State	3.3	3.4	4.6
Foreign	0.2	0.2	0.2
Total	$23.7	$18.0	$23.8
No single state or foreign jurisdiction exceeded five percent of total income taxes paid for the years ended December 31,      2025, 2024 and 2023.

The following table summarizes the (benefit) provision for income taxes from continuing operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$19.8	$15.9	$18.1
U.S. State	4.9	3.4	4.2
Foreign	0.3	0.3	0.2
Total current	$25.0	$19.6	$22.5

Deferred:
U.S. Federal	$0.2	$(0.3)	$0.9
U.S. State	0.0	0.2	0.2
Foreign	0.4	(0.4)	0.9
Total deferred	$0.6	$(0.5)	$2.0
Total tax provision	$25.6	$19.1	$24.5

Tax expense from discontinued operations was $0.0 million, $0.1 million and $0.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Income taxes are accrued and paid by each foreign entity in accordance with applicable local regulations.

A reconciliation of the difference between the income tax expense and the computed income tax expense from continuing operations based on the Federal statutory corporate rate is as follows (in millions):

	Year Ended December 31,
	2025		2024		2023
Income tax at U.S. Federal statutory rate	$20.5	21.0%	$16.8	21.0%	$20.0	21.0%
State and local income taxes, net of federal tax benefit (1)	4.0	4.1%	2.8	3.5%	3.5	3.7%
Foreign tax effects	0.1	0.1%	0.0	0.0%	0.2	0.2%
Effect of cross-border tax laws	(0.2)	(0.2)%	(0.2)	(0.2)%	0.2	0.2%
Stock based compensation	(0.1)	(0.1)%	(0.2)	(0.2)%	(0.1)	(0.1)%
Nondeductible items	1.1	1.1%	0.0	0.0%	0.5	0.5%
Other items, net	0.2	0.2%	(0.1)	(0.2)%	0.2	0.2%
Income tax	$25.6	26.2%	$19.1	23.9%	$24.5	25.7%
(1) In 2025, state taxes in California, Wisconsin, Illinois, Pennsylvania, New York, Georgia and New Jersey made up the majority (greater than 50%) of the tax expense in this category. In 2024, state taxes in California, Wisconsin, Illinois, Pennsylvania and Minnesota made up the majority (greater than 50%) of the tax expense in this category. In 2023, state taxes in California, Wisconsin, Illinois, Pennsylvania, New York and New Jersey made up the majority (greater than 50%) of the tax expense in this category.

The Company's deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2025	2024
Assets:
Accrued expenses and other liabilities	$2.0	$1.9
Inventory	2.4	2.2
Operating lease obligations	25.4	20.3
Intangible & other	1.3	2.0
Net operating loss and credit carryforwards	5.7	6.2
Valuation allowances	(5.0)	(4.9)
Total deferred tax assets	$31.8	$27.7
Liabilities:
Operating lease right-of-use assets	$22.4	$17.8
Other	2.1	1.8
Total deferred tax liabilities	$24.5	$19.6

The following table summarizes the changes in valuation allowance (in millions):

	Balance at Beginning of Period	Benefit Recognized in Expense	Write-offs	Other	Balance at End of Period
2025	$(4.9)	$0.0	$0.00	$(0.1)	$(5.0)
2024	$(5.2)	$0.0	$0.2	$0.1	$(4.9)

During 2025 the Company utilized approximately $2.6 million in foreign and state NOL carryforwards to reduce the current year tax expense. As of December 31, 2025, the Company has foreign NOLs of $4.9 million which expire through 2038 and foreign tax credit carryforwards of $0.3 million expiring in years through 2029. The Company has recorded valuation allowances of approximately $5.0 million, consisting of valuations against foreign NOLs of $4.7 million and $0.3 million against foreign tax carryforwards. Valuation allowances have been recorded against these assets as the Company believes it is more likely than not that these NOLs, temporary differences and foreign tax credits will not be utilized in the near future.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $2.4 million as of December 31, 2025. If the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Under the TCJA each U.S. shareholder of a controlled foreign corporation ("CFC") must include in its gross taxable income in any tax year the aggregate net GILTI, or net income, of its CFCs. In 2025 the Company has included in taxable income the net income of its subsidiaries in Canada and India. The Company has elected to treat GILTI expense as a period cost when incurred.

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

As of December 31, 2025, the Company had no uncertain tax positions. Interest and penalties, if any, are recorded in income tax expense. There were no accrued interest or penalty charges related to unrecognized tax benefits recorded in income tax expense in 2025, 2024 or 2023.

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

The following table provides a reconciliation of the Company's segment operating income to net income, from continuing operations, for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Net sales	$1,379.1	$1,315.9	$1,274.3
Significant segment expenses:
Cost of sales	888.9	863.9	838.5
Net advertising expenses	91.1	90.6	79.8
Depreciation and amortization	7.7	7.6	6.4
Other costs	293.8	273.3	253.1
Operating income	97.6	80.5	96.5
Reconciliation of segment operating income to net income:
Interest and other expenses	0.0	0.7	1.3
Income tax	25.6	19.1	24.5
Net income	$72.0	$60.7	$70.7

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At December 31, 2025 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at December 31, 2025 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

17.    SUBSEQUENT EVENT

On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump, that the International Emergency Economic Powers Act of 1977 (IEEPA) does not authorize the President to impose tariffs. This decision invalidated the tariffs imposed by the President under the IEEPA during 2025, of which the Company paid a material amount on items imported. The Court's decision did not provide guidance on refunds. As of the date of the filing of this 2025 Form 10-K the amount and timing of a potential refund of IEEPA tariffs paid is inestimable.