Form 10-Q
period 2026-03-31
GLOBAL INDUSTRIAL Co
filed 2026-05-05
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of shares outstanding of the registrant’s common stock as of May 1, 2026 was 38,261,099.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$61.7	$67.5
Accounts receivable, net	149.9	139.6
Inventories	177.4	174.6
Prepaid expenses and other current assets	13.7	14.8
Total current assets	402.7	396.5

Property, plant and equipment, net	18.1	18.5
Operating lease right-of-use assets	87.4	91.8
Deferred income taxes	7.2	7.4
Goodwill and intangible assets	63.5	64.3
Other assets	2.2	2.3
Total assets	$581.1	$580.8

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$101.9	$108.7
Accrued expenses and other current liabilities	59.2	53.7
Operating lease liabilities	15.9	16.1
Total current liabilities	177.0	178.5
Operating lease liabilities	83.3	87.5
Other liabilities	0.9	1.6
Total liabilities	261.2	267.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share, authorized 25 million shares; issued none	0.0	0.0
Common stock, par value $0.01 per share, authorized 150 million shares; issued 39,283,136 and 39,248,275 shares; outstanding 38,261,099 and 38,198,641 shares	0.4	0.4
Additional paid-in capital	213.6	212.8
Treasury stock at cost - 1,022,037 and 1,049,634 shares	(21.7)	(22.1)
Retained earnings	126.1	120.3
Accumulated other comprehensive income	1.5	1.8
Total shareholders’ equity	319.9	313.2
Total liabilities and shareholders’ equity	$581.1	$580.8

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$350.4	$321.0
Cost of sales	228.5	208.9
Gross profit	121.9	112.1
Selling, general & administrative expenses	101.3	93.9
Operating income from continuing operations	20.6	18.2
Interest and other (income) expense, net	(0.1)	0.1
Income from continuing operations before income taxes	20.7	18.1
Provision for income taxes	5.4	4.6
Net income from continuing operations	15.3	13.5
Net income from discontinued operations, net of tax	1.3	0.1
Net income	$16.6	$13.6

Net income per common share from continuing operations:
Basic	$0.39	$0.35
Diluted	$0.39	$0.35
Net income per common share from discontinued operations:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00
Net income per common share:
Basic	$0.42	$0.35
Diluted	$0.42	$0.35

Weighted average common and common equivalent shares:
Basic	38.2	38.3
Diluted	38.3	38.4

Dividends declared	$0.28	$0.26

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$16.6	$13.6
Other comprehensive income:
Foreign currency translation adjustments	(0.3)	0.2
Total comprehensive income	$16.3	$13.8

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income from continuing operations	$15.3	$13.5
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1.9	1.9
Provision for credit losses	0.4	0.6
Stock-based compensation	1.4	1.8
Provision for deferred taxes	0.2	0.1
Changes in operating assets and liabilities:
Accounts receivable	(11.0)	(17.1)
Inventories	(2.9)	(11.4)
Prepaid expenses and other assets	0.4	0.3
Income taxes payable	5.0	4.4
Accounts payable	(6.7)	8.8
Accrued expenses, other current liabilities and other liabilities	0.7	0.4
Net cash provided by operating activities from continuing operations	4.7	3.3
Net cash provided by operating activities from discontinued operations	1.7	0.1
Net cash provided by operating activities	6.4	3.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(0.8)	(0.2)
Net cash used in investing activities	(0.8)	(0.2)

Cash flows from financing activities:
Dividends paid	(10.8)	(10.1)
Proceeds from issuance of common stock	0.4	1.2
Payment of payroll taxes on stock-based compensation through shares withheld	(0.9)	(0.7)
Proceeds from the issuance of common stock from employee stock purchase plan	0.9	0.8
Purchase of treasury shares	(0.9)	0.0
Net cash used in financing activities	(11.3)	(8.8)

Effects of exchange rates on cash	(0.1)	0.0

Net decrease in cash	(5.8)	(5.6)
Cash and cash equivalents – beginning of period	67.5	44.6
Cash and cash equivalents – end of period	$61.7	$39.0

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0.0	$0.6
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2026	38,199	$0.4	$212.8	$(22.1)	$120.3	$1.8	$313.2
Stock-based compensation expense			1.4				1.4
Issuance of restricted stock	59		(1.3)	1.3			0.0
Stock withheld for employee taxes	(27)		(0.3)	(0.6)			(0.9)
Proceeds from issuance of common stock	16		0.1	0.3			0.4
Issuance of shares under employee stock purchase plan	35		0.9				0.9
Dividends					(10.8)		(10.8)
Purchase of treasury shares	(21)			(0.6)			(0.6)
Change in cumulative translation adjustment						(0.3)	(0.3)
Net income					16.6		16.6
Balances, March 31, 2026	38,261	$0.4	$213.6	$(21.7)	$126.1	$1.5	$319.9

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2025	38,230	$0.4	$207.5	$(16.8)	$88.6	$1.4	$281.1
Stock-based compensation expense			1.8				1.8
Issuance of restricted stock	70		(1.2)	1.2			0.0
Stock withheld for employee taxes	(28)		(0.2)	(0.5)			(0.7)
Proceeds from issuance of common stock	50		0.3	0.9			1.2
Issuance of shares under employee stock purchase plan	39		0.8				0.8
Dividends					(10.1)		(10.1)
Change in cumulative translation adjustment						0.2	0.2
Net income					13.6		13.6
Balances, March 31, 2025	38,361	$0.4	$209.0	$(15.2)	$92.1	$1.6	$287.9

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

The Company's discontinued operations include its former North American Technology Group which was sold in December 2015. In March 2026 the Company received a refund of prior years alternative minimum taxes paid of approximately $1.8 million which was partially offset by an increased tax obligation recorded in the first quarter of 2026.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2026 and the results of operations for the three month periods ended March 31, 2026 and 2025, statements of comprehensive income for the three month periods ended March 31, 2026 and 2025, cash flows for the three month periods ended March 31, 2026 and 2025 and changes in shareholders’ equity for the three month periods ended March 31, 2026 and 2025.  The December 31, 2025 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2025 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.  The results for the three month period ended March 31, 2026 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal first quarters ended on April 4, 2026 and March 29, 2025, respectively.  The first quarters of both 2026 and 2025 included 13 weeks.

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

2.Goodwill and Intangibles

The following table provides information related to the goodwill and intangible assets as of March 31, 2026 and December 31, 2025 (in millions):

	March 31,	December 31,
	2026	2025
Goodwill	$40.6	$40.6
Definite-lived intangibles	22.2	23.0
Indefinite-lived intangibles	0.7	0.7
Balance	$63.5	$64.3

The following table summarizes information related to the Company's definite-lived intangible assets as of March 31, 2026 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.8	$9.0	$17.8	7.2
Trademarks	10 yrs	6.2	1.8	4.4	7.1
Total		$33.0	$10.8	$22.2	7.1

The following table summarizes information related to the Company's definite-lived intangible assets as of December 31, 2025 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.8	$8.4	$18.4	7.4
Trademarks	10 yrs	6.2	1.6	4.6	7.4
Total		$33.0	$10.0	$23.0	7.4

In the first quarter of 2026, the Company recorded $0.8 million of intangible amortization expense, primarily related to the May 2023 acquisition of Indoff. The estimated amortization for future years ending December 31 is as follows (in millions):

2026 remainder	$2.3
2027	3.1
2028	3.1
2029	3.1
2030	3.1
Thereafter	$7.5
Total	$22.2

3.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three months ended March 31, 2026 and 2025, respectively (in millions):

	Three Months Ended March 31,
	2026	2025
Net sales:
United States	$330.2	$305.5
Canada	20.2	15.5
Consolidated	$350.4	$321.0

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation which typically occurs within a year of receipt. The Company had approximately $2.0 million and $3.0 million of contract liabilities as of March 31, 2026 and December 31, 2025, respectively.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the quarter ended March 31, 2026 (in millions):

March 31, 2026
Balance at beginning of period	$2.3
Current period provision	0.4
Write-offs - trade accounts receivable	(0.4)
Balance at end of period	$2.3

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the year ended December 31, 2025 (in millions):

December 31, 2025
Balance at beginning of period	$2.8
Current period provision	0.9
Write-offs - trade accounts receivable	(1.4)
Balance at end of period	$2.3

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

The Company's operating lease costs, included in continuing operations, was $5.0 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively. The Company has sublease agreements for unused facilities, as well as excess space in facilities we are currently occupying, which expire at various dates through 2028. Total sublease income of $0.5 million was recorded for each of the three months ended March 31, 2026 and 2025, respectively.

Information relating to operating and finance leases for continuing and discontinued operations as of March 31, 2026 and December 31, 2025:

	Three Months Ended March 31,	Year Ended December 31,
	2026	2025
Weighted Average Remaining Lease Term
Operating and finance leases	6.0 years	6.2 years

Weighted Average Discount Rate
Operating and finance leases	5.5%	5.5%

ROU assets obtained in exchange for operating and finance lease obligations (in millions)	$0.0	$32.9

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2026 (adjusted for three months of payments)	$16.1
2027	19.6
2028	18.8
2029	17.7
2030	15.7
2031	16.1
Thereafter	13.9
Total lease payments	117.9
Less: interest	(18.7)
Total present value of lease liabilities	$99.2

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the three months ended March 31, 2026 and 2025 (in millions, except for per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income from continuing operations	$15.3	$13.5
Less: Distributed net income available to participating securities	(0.1)	(0.1)
Less: Undistributed net income available to participating securities	(0.1)	0.0
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$15.1	$13.4
Add: Undistributed net income allocated to participating securities	0.1	0.0
Less: Undistributed net income reallocated to participating securities	(0.1)	0.0

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$15.1	$13.4
Denominator:
Weighted average shares outstanding for basic net income per share	38.2	38.3
Effect of dilutive securities	0.1	0.1
Weighted average shares outstanding for diluted net income per share	38.3	38.4
Net income per share from continuing operations:
Basic	$0.39	$0.35
Diluted	$0.39	$0.35

Net income from discontinued operations	$1.3	$0.1

Net income per share from discontinued operations:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00

Net income per share:
Basic	$0.42	$0.35
Diluted	$0.42	$0.35

Potentially dilutive securities	0.2	0.4

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

7.Credit Facilities

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. This facility has a five-year term, maturing on October 19, 2026 and provides for borrowings in the United States. The Company expects to renew this facility before its expiration in 2026. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2026, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $121.5 million, total outstanding letters of credit was $1.6 million, and total excess availability was $119.9 million. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2026.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At March 31, 2026 and December 31, 2025, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

The following table provides a reconciliation of the Company's segment operating income to net income, from continuing operations, for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Net sales	$350.4	$321.0
Significant segment expenses:
Cost of sales	228.5	208.9
Net advertising expenses	24.0	19.7
Depreciation and amortization	1.9	1.9
Other costs	75.4	72.3
Operating income	20.6	18.2
Reconciliation of segment operating income to net income:
Interest and other (income) expenses, net	(0.1)	0.1
Income tax	5.4	4.6
Net income	$15.3	$13.5

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At March 31, 2026 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at March 31, 2026 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

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
•we are exposed to market risks from changes in tariff rates and import shipping costs particularly on goods from China and other Asia-based suppliers. These dynamic market conditions may result in fluctuations in our income and cash flows. Recently enacted tariffs on imports and exports with respect to a number of countries in our supply chain and/or customer markets, have increased and may continue to increase our procurement costs, the impact of which will increase pressure on our margins as we sell through lower cost inventory. The imposition of tariffs and other trade barriers, as well as reciprocal trade measures, have caused us to raise the prices on certain of our products and to seek alternate sources of supply. Pricing actions we have taken and may continue to take to mitigate these increased procurement costs could have a material adverse impact on our income, cash flows and overall financial results;
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

Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  Statements in this report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Condensed Consolidated Financial Statements, as well as information under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2025, describe certain factors, among others, that could contribute to or cause such differences.

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

Discontinued Operations

The results of discontinued operations in the accompanying financial statements are from the former North American Technology ("NATG") business. In March 2026 the Company received a refund of prior years alternative minimum taxes paid of approximately $1.8 million which was partially offset by an increased tax obligation recorded in the first quarter of 2026.

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

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements, the factors that we believe may affect our future results and financial condition as well as information about how certain accounting policies and estimates affect the consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements included herein and in conjunction with the audited financial statements as of December 31, 2025 and the other information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Business Outlook

The Company delivered a strong start to 2026, driven by solid execution and continued momentum across the business. First quarter revenue improved 9.2%, with average daily sales growth of 7.6% and operating income improved 13.2% compared to prior year. We generated growth each month during the quarter, supported by both price and volume improvement. Performance was led by our largest and most strategic accounts.

We continue to closely monitor the macroeconomic and geopolitical environment, including developments in the Middle East and their impact on transportation and manufacturing costs, as well as the evolving tariff landscape and potential new Section 301 tariffs which are currently being evaluated by the US Government. Our goal is to mitigate these disruptions to our business and our customers and we believe we are well-positioned to do so as we continue to proactively manage price and other factors within our control; however, we anticipate headwinds will impact margin performance in the spring and summer as fuel prices remain elevated.

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act of 1977 (“IEEPA”) does not authorize tariffs. The Court’s decision invalidated the Trump Administration’s IEEPA-based tariff program permanently and in its entirety. The Company made material payments on imported goods pursuant to IEEPA tariffs while they were in force. On April 20, 2026, U.S. Customs and Border Protection implemented the Consolidated Administration and Processing of Entries system to facilitate the administration of related tariff refunds. The Company has begun submitting claims for refunds of tariffs paid under IEEPA; however, such claims are subject to review, validation and processing and the timing, amount, and ultimate recoverability of any such refunds remain uncertain.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1, Basis of Presentation, of Notes to the Consolidated Financial Statements included in Item 15 of the Company’s 2025 Annual Report on Form 10-K. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty, and as a result, actual results could differ materially from those estimates. These judgments are based on historical experience, observation of trends in the industry, information provided by customers, forecasts of future economic conditions and information available from other outside sources, as appropriate. Management has identified revenue recognition, inventory valuation and valuation of intangible assets acquired through a business combination as policies that entail significant judgments or estimates. Management believes that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements of the Company accurately reflect management's best estimate of the consolidated results of operations, financial position and cash flows of the Company for the years presented.

There were no material changes in the Company’s significant accounting policies during the first quarter ended March 31, 2026.

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

Highlights from Q1 2026 compared to Q1 2025

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

First Quarter 2026 Financial Summary:

•Consolidated sales increased 9.2% to $350.4 million compared to $321.0 million last year and average daily sales* increased 7.6% compared to prior year.
•Consolidated gross margin decreased to 34.8% compared to 34.9% last year.
•Consolidated operating income from continuing operations increased 13.2% to $20.6 million compared to $18.2 million last year.
•Net income per diluted share from continuing operations increased 11.4% to $0.39 compared to $0.35 last year.
•Net income per diluted share from discontinued operations increased to $0.03 from $0.00 last year.

*Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to U.S. dollars using the current year's average exchange rate. There were 65 selling days in the U.S. in the first quarter of 2026 compared to 64 selling days in the first quarter of 2025. There were 63 selling days in Canada in each of the first quarters of 2026 and 2025, respectively.

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended March 31,
	2026	2025	% Change
Net sales of continuing operations:
Consolidated net sales	$350.4	$321.0	9.2%
Consolidated gross profit	$121.9	$112.1	8.7%
Consolidated gross margin	34.8%	34.9%	(0.1)%
Consolidated SG&A costs	$101.3	$93.9	7.9%
Consolidated SG&A costs as a % of net sales	28.9%	29.3%	(0.4)%
Operating income from continuing operations:
Consolidated operating income	$20.6	$18.2	13.2%
Consolidated operating margin from continuing operations	5.9%	5.7%	0.2%
Effective income tax rate	26.1%	25.4%	0.7%
Net income from continuing operations	$15.3	$13.5	13.3%
Net income margin from continuing operations	4.4%	4.2%	0.2%
Net income per diluted share from continuing operations	$0.39	$0.35	11.4%
Net income from discontinued operations	$1.3	$0.1	1200%
Net income per diluted share from discontinued operations	$0.03	$0.00	NM

NM not meaningful

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal first quarters ended April 4, 2026 and March 29, 2025, respectively.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales increased 9.2% to $350.4 million during the quarter ended March 31, 2026 compared to $321.0 million last year. Net sales benefited from both price and volume, with gains across both assigned accounts and e-commerce sales channels, and continued strong performance from our largest and most strategic accounts. U.S. sales increased 8.1% for the quarter compared to the same period in 2025 and Canada sales increased 30.3%, 24.4% in local currency, and on an average daily sales basis, sales grew 7.6%, in-line with our fourth quarter performance.

There were 65 selling days and 64 selling days in the U.S. in the first quarter of 2026 and 2025, respectively, and in Canada, there were 63 selling days in each of the first quarters of 2026 and 2025, respectively.

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

Gross margin was 34.8% in the first quarter of 2026, a 10 basis point decline, as compared to 34.9% in the same period in 2025, and a 30 basis point improvement compared to the fourth quarter of 2025. Gross margin reflects the impact of incremental fuel surcharges within our outbound transportation in the back half of the quarter, as well as product mix, which was impacted by an increase in the number of large orders/projects during the quarter.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three month period ended March 31, 2026, SG&A costs as a percentage of sales improved by 40 basis points compared to the first quarter last year. The increase in absolute dollars was primarily due to planned net marketing costs to support sales growth of approximately $4.2 million, salary and related costs of approximately $2.9 million, inclusive of $0.7 million of increased variable compensation due to performance, offset by $1.2 million savings in separation and stock-based compensation costs.

OPERATING MARGIN

Operating margin for the three month period ended March 31, 2026 increased 20 basis points compared to the same period in 2025 driven by the sales increase, modest decline in gross margin, continued strong general and discretionary cost control offset by increased variable compensation expense related to performance.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.1 million income for the three months ended March 31, 2026 and $0.1 million expense for the three month periods ended March 31, 2025.

INCOME TAXES

For the three month period ended March 31, 2026 and March 31, 2025, the Company reported income taxes in continuing operations of approximately $5.4 million and $4.6 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states.

DISCONTINUED OPERATIONS

In March 2026 the Company received a refund of prior years alternative minimum taxes paid of approximately $1.8 million related to our NATG discontinued operations. This refund was partially offset by an increased tax obligation recorded in the first quarter of 2026.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	March 31, 2026	December 31, 2025	$ Change
Cash and cash equivalents	$61.7	$67.5	$(5.8)
Accounts receivable, net	$149.9	$139.6	$10.3
Inventories	$177.4	$174.6	$2.8
Prepaid expenses and other current assets	$13.7	$14.8	$(1.1)
Accounts payable	$101.9	$108.7	$(6.8)
Accrued expenses and other current liabilities	$59.2	$53.7	$5.5
Operating lease liabilities	$15.9	$16.1	$(0.2)
Working capital	$225.7	$218.0	$7.7

Historical Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities from continuing operations	$4.7	$3.3
Net cash provided by operating activities from discontinued operations	$1.7	$0.1
Net cash used in investing activities from continuing operations	$(0.8)	$(0.2)
Net cash used in financing activities from continuing operations	$(11.3)	$(8.8)
Effects of exchange rates on cash	$(0.1)	$0.0
Net decrease in cash and cash equivalents	$(5.8)	$(5.6)

Our primary liquidity needs are to support working capital requirements in our business, funding recently declared and any future dividends, funding capital expenditures and inventory purchases, continuing investment in upgrading and expanding our technological capabilities specifically related to additional functionality and enhanced navigation of our web platform, continuing investment in sales, marketing, merchandising, customer service and upgrading our distribution footprint and funding acquisitions.  We rely principally upon operating cash flow. We currently believe that current cash on hand and cash flow from operations will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $7.7 million primarily related to increased accounts receivable, accounts payable and inventory balances offset by increased accrued expenses and other current liabilities balances and reduced cash and cash equivalents, and prepaid expenses and other current assets balances. Accounts receivable days outstanding were 38.6 in 2026 compared to 38.4 in 2025, inventory turns were 5.2 in 2026 compared to 5.0 in 2025 and accounts payable days outstanding were 44.0 in 2026 compared to 48.9 in 2025.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $4.7 million in 2026 compared to $3.3 million provided in 2025, attributable to cash generated from net income adjusted by other non-cash items of $19.2 million compared to $17.9 million generated in 2025 primarily due to higher net income and reduced stock-based compensation expenses in 2026 compared to prior year. Changes in working capital accounts used $14.5 million in 2026 compared to $14.6 million used in 2025, primarily the result of the changes in inventory, accounts receivable, and income taxes balances offset by changes in accounts payable balances. Net cash provided by operating activities from discontinued operations was $1.7 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Investing Activities

Net cash used in investing activities in 2026 totaled $0.8 million primarily used for warehouse machinery and equipment for distribution facilities, motor vehicles, leasehold improvements and and molds. Net cash used in investing activities totaled $0.2 million in 2025 was used for warehouse machinery and equipment for distribution facilities, computer equipment upgrades and molds.

Financing Activities

Net cash used in financing activities totaled $11.3 million in 2026 primarily related to the regular quarterly dividends of $0.28 per common share which totaled approximately $10.8 million. Offsetting these payments were proceeds of $0.9 million from the issuance of common stock from our employee stock purchase plan and proceeds of $0.4 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled $0.9 million. In addition, $0.9 million was used for the purchase of treasury stock. In 2025, net cash used in financing activities totaled $8.8 million primarily related to the regular quarterly dividends of $0.26 per common share which totaled approximately $10.1 million. Offsetting these payments were proceeds of $1.2 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled $0.7 million, and proceeds of $0.8 million from the issuance of common stock from our employee stock purchase plan.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution, which has a five year term, maturing on October 19, 2026 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of March 31, 2026, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $121.5 million, total outstanding letters of credit was $1.6 million, and total excess availability was $119.9 million. The Company was in compliance with all of the covenants of the credit agreement as of March 31, 2026.

Levels of earnings and cash flows are dependent on factors such as consolidated gross margin and selling, general and administrative costs, product mix and relative levels of domestic and foreign sales.  Unusual gains or expense items, such as special (gains) charges and settlements, may impact earnings and are separately disclosed.  We expect that past performance may not be indicative of future performance due to the competitive nature of our business where the need to adjust prices to gain or hold market share is prevalent.

Macroeconomic conditions, such as business and consumer sentiment, may affect our revenues, cash flows or financial condition.  However, we do not believe that there is a direct correlation between any specific macroeconomic indicator and our revenues, cash flows or financial condition. We are not currently interest rate sensitive, as we have no outstanding debt.

The expenses and capital expenditures described above will require significant levels of liquidity, which we believe can be adequately funded from our currently available cash resources and cash flow from operations.  In 2026 we anticipate capital expenditures in the range of $3.0 to $4.0 million, though at this time we are not contractually committed to incur these expenditures.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of March 31, 2026, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At March 31, 2026 cash balances held in foreign subsidiaries totaled approximately $5.0 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had over $176 million of liquidity (cash and undrawn line of credit) in the U.S. as of March 31, 2026.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expire at various dates through 2034. As of March 31, 2026 we were obligated for approximately $117.9 million under these non-cancelable leases. In 2026 we anticipate remaining cash expenditures of approximately $16.1 million for these operating leases. We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at March 31, 2026, we had $1.6 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of March 31, 2026 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of March 31, 2026, we had no outstanding debt under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective due to material weaknesses identified at its subsidiary, Indoff LLC (Indoff), which represents approximately 11% of revenue. The material weaknesses at Indoff relate to the design and operation of certain key Information Technology General Controls (“ITGCs”), specifically related to change management, segregation of duties, and privileged access. These material weaknesses were initially identified during Management’s evaluation and assessment of Indoff’s control environment in the second quarter of 2024.

With full consideration of the material weaknesses, Management determined that the control deficiencies did not result in any identified misstatements, and Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Upon completing this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective due to material weaknesses identified at its subsidiary, Indoff. The material weaknesses at Indoff relate to the design and operation of certain key ITGCs. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

Notwithstanding this material weakness at Indoff noted above, management has concluded that our consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. Additional detail on the nature of the material weaknesses, and management's conclusions can be found below.

Inadequate Information Technology General Controls and Business Process Controls

Previously Reported Material Weaknesses

As reported in Part II, Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10‑K for the fiscal years ended December 31, 2025 and 2024, management concluded that Indoff’s IT general controls were ineffective due to material weaknesses. Specifically, the Company did not maintain effective controls over application change management or logical access to ensure that changes were authorized, tested, and functioning as intended, and that system access was appropriately restricted to authorized users. As a result, certain automated controls and IT‑dependent manual controls that rely on these IT systems were also determined to be ineffective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and issued an adverse report on the effectiveness of our internal control over financial reporting for the period ending December 31, 2025, as stated in its report. Refer to the Company's 2025 Annual Report on Form 10-K, for their report.

As a result of the identification of the material weaknesses at Indoff, noted above and prior to filing this Quarterly Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the quarter ended March 31, 2026 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report. In addition, we have developed a remediation plan for the material weaknesses, which is described below.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

During 2025 the Company’s Global Industrial business was remediated; however, the remediation effort remains ongoing for Indoff. Under the oversight of the Audit Committee, the Company expects to complete these efforts in the second quarter of 2026, at which time management will evaluate whether the related internal controls are appropriately designed and operating effectively.

As part of these ongoing remediation efforts, the Company has implemented and will continue to execute actions such as providing training to relevant personnel regarding the design and operation of IT general controls, and rationalizing access privileges for system users and critical transactions in alignment with job responsibilities and segregation‑of‑duties requirements. Management believes these actions, collectively, will remediate the material weaknesses identified at Indoff. However, the Company will not be able to conclude that the material weaknesses at Indoff have been fully remediated until all applicable controls have been implemented, operate for a sufficient period of time, and management completes formal testing confirming that the remediated controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company's legal proceedings, see Note 10, Legal Proceedings, of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

For information regarding Risk Factors related to the economy, our industries, our Company and our business, see Item 1A. "Risk Factors" of the Company's 2025 Annual Report on Form 10-K.

There were no material changes to the Company’s risk factors during the first quarter ended March 31, 2026.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-rule 10b5-1 trading arrangement".

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

GLOBAL INDUSTRIAL COMPANY

Date: May 5, 2026	By:	/s/ Anesa Chaibi
Anesa Chaibi
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: May 5, 2026	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer