Form 10-Q
period 2026-06-30
GLOBAL INDUSTRIAL Co
filed 2026-08-04
CIK 945114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of shares outstanding of the registrant’s common stock as of July 31, 2026 was 38,108,341.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Global Industrial Company
Condensed Consolidated Balance Sheets
(In millions)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$86.7	$67.5
Accounts receivable, net	186.8	139.6
Inventories	163.6	174.6
Prepaid expenses and other current assets	12.2	14.8
Total current assets	449.3	396.5

Property, plant and equipment, net	17.8	18.5
Operating lease right-of-use assets	88.7	91.8
Deferred income taxes	7.4	7.4
Goodwill and intangible assets	62.7	64.3
Other assets	2.5	2.3
Total assets	$628.4	$580.8

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$120.3	$108.7
Accrued expenses and other current liabilities	65.6	53.7
Operating lease liabilities	14.4	16.1
Total current liabilities	200.3	178.5
Operating lease liabilities	84.5	87.5
Other liabilities	0.9	1.6
Total liabilities	285.7	267.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share, authorized 25 million shares; issued none	0.0	0.0
Common stock, par value $0.01 per share, authorized 150 million shares; issued 39,283,136 and 39,248,275 shares; outstanding 38,108,341 and 38,198,641 shares	0.4	0.4
Additional paid-in capital	215.1	212.8
Treasury stock at cost - 1,174,795 and 1,049,634 shares	(26.2)	(22.1)
Retained earnings	152.3	120.3
Accumulated other comprehensive income	1.1	1.8
Total shareholders’ equity	342.7	313.2
Total liabilities and shareholders’ equity	$628.4	$580.8

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$386.6	$358.9	$737.0	$679.9
Cost of sales	231.2	225.9	459.7	434.8
Gross profit	155.4	133.0	277.3	245.1
Selling, general & administrative expenses	106.1	99.5	207.4	193.4
Operating income from continuing operations	49.3	33.5	69.9	51.7
Interest and other (income) expense, net	(1.0)	(0.3)	(1.1)	(0.2)
Income from continuing operations before income taxes	50.3	33.8	71.0	51.9
Provision for income taxes	13.2	8.7	18.6	13.3
Net income from continuing operations	37.1	25.1	52.4	38.6
Net income from discontinued operations, net of tax	0.0	0.0	1.3	0.1
Net income	$37.1	$25.1	$53.7	$38.7

Net income per common share from continuing operations:
Basic	$0.96	$0.65	$1.35	$1.00
Diluted	$0.96	$0.65	$1.35	$0.99
Net income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.03	$0.00
Diluted	$0.00	$0.00	$0.03	$0.00
Net income per common share:
Basic	$0.96	$0.65	$1.38	$1.00
Diluted	$0.96	$0.65	$1.38	$0.99

Weighted average common and common equivalent shares:
Basic	38.2	38.4	38.2	38.4
Diluted	38.2	38.4	38.3	38.4

Dividends declared	$0.28	$0.26	$0.56	$0.52

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$37.1	$25.1	$53.7	$38.7
Other comprehensive income:
Foreign currency translation adjustments	(0.4)	0.5	(0.7)	0.7
Total comprehensive income	$36.7	$25.6	$53.0	$39.4

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income from continuing operations	$52.4	$38.6
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3.9	3.8
Provision for credit losses	1.2	0.6
Stock-based compensation	3.1	3.7
Benefit from deferred taxes	(0.1)	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(48.9)	(29.3)
Inventories	10.5	(2.9)
Prepaid expenses and other assets	1.6	2.0
Income taxes payable	6.6	2.8
Accounts payable	11.8	8.0
Accrued expenses, other current liabilities and other liabilities	3.9	8.1
Net cash provided by operating activities from continuing operations	46.0	35.1
Net cash provided by operating activities from discontinued operations	1.8	0.0
Net cash provided by operating activities	47.8	35.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(1.7)	(1.6)
Acquisition	0.0	(4.0)
Net cash used in investing activities	(1.7)	(5.6)

Cash flows from financing activities:
Dividends paid	(21.6)	(20.1)
Proceeds from issuance of common stock	0.4	1.2
Payment of payroll taxes on stock-based compensation through shares withheld	(0.9)	(0.8)
Proceeds from the issuance of common stock from employee stock purchase plan	0.9	0.8
Purchase of treasury shares	(5.6)	0.0
Net cash used in financing activities	(26.8)	(18.9)

Effects of exchange rates on cash	(0.1)	(0.1)

Net increase in cash	19.2	10.5
Cash and cash equivalents – beginning of period	67.5	44.6
Cash and cash equivalents – end of period	$86.7	$55.1

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5.8	$29.3
See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share data in thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2026	38,199	$0.4	$212.8	$(22.1)	$120.3	$1.8	$313.2
Stock-based compensation expense			1.4				1.4
Issuance of restricted stock	59		(1.3)	1.3			0.0
Stock withheld for employee taxes	(27)		(0.3)	(0.6)			(0.9)
Proceeds from issuance of common stock	16		0.1	0.3			0.4
Issuance of shares under employee stock purchase plan	35		0.9				0.9
Dividends					(10.8)		(10.8)
Purchase of treasury shares	(21)			(0.6)			(0.6)
Change in cumulative translation adjustment						(0.3)	(0.3)
Net income					16.6		16.6
Balances, March 31, 2026	38,261	$0.4	$213.6	$(21.7)	$126.1	$1.5	$319.9
Stock-based compensation expense			1.7				1.7
Issuance of restricted stock	8		(0.2)	0.2			0.0
Stock withheld for employee taxes	(1)		0.0	0.0			0.0
Dividends					(10.9)		(10.9)
Purchase of treasury shares	(160)			(4.7)			(4.7)
Change in cumulative translation adjustment						(0.4)	(0.4)
Net income					37.1		37.1
Balances, June 30, 2026	38,108	$0.4	$215.1	$(26.2)	$152.3	$1.1	$342.7

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances, January 1, 2025	38,230	$0.4	$207.5	$(16.8)	$88.6	$1.4	$281.1
Stock-based compensation expense			1.8				1.8
Issuance of restricted stock	70		(1.2)	1.2			0.0
Stock withheld for employee taxes	(28)		(0.2)	(0.5)			(0.7)
Proceeds from issuance of common stock	50		0.3	0.9			1.2
Issuance of shares under employee stock purchase plan	39		0.8				0.8
Dividends					(10.1)		(10.1)
Change in cumulative translation adjustment						0.2	0.2
Net income					13.6		13.6
Balances, March 31, 2025	38,361	$0.4	$209.0	$(15.2)	$92.1	$1.6	$287.9
Stock-based compensation expense			1.9				1.9
Issuance of restricted stock	14		(0.3)	0.3			0.0
Stock withheld for employee taxes	(2)		0.0	(0.1)			(0.1)
Dividends					(10.1)		(10.1)
Change in cumulative translation adjustment						0.5	0.5
Net income					25.1		25.1
Balances, June 30, 2025	38,373	$0.4	$210.6	$(15.0)	$107.1	$2.1	$305.2

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

The Company's discontinued operations include its former North American Technology Group which was sold in December 2015. As previously disclosed, in March 2026 the Company's discontinued operations received a refund of prior years alternative minimum taxes paid of approximately $1.8 million which was partially offset by an increased tax obligation recorded in the first quarter of 2026.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2026 and the results of operations for the three and six month periods ended June 30, 2026 and 2025, statements of comprehensive income for the three and six month periods ended June 30, 2026 and 2025, cash flows for the six month periods ended June 30, 2026 and 2025 and changes in shareholders’ equity for the three and six month periods ended June 30, 2026 and 2025.  The December 31, 2025 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2025 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.  The results for the six month period ended June 30, 2026 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal second quarters ended on July 4, 2026 and June 28, 2025, respectively.  The second quarters of both 2026 and 2025 included 13 weeks and the first six months of both 2026 and 2025 included 26 weeks.

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

2.Acquisition

In April 2025, the Company completed the acquisition of an equipment service provider for approximately $4.3 million in cash. At closing, $0.3 million was held in escrow for the settlement of potential obligations. This acquisition broadened the Company's value-added offerings in certain key equipment categories.

The Company prepared a purchase price fair value allocation of the assets acquired and the liabilities assumed in the acquisition. The fair value allocation has been finalized. Total net identifiable assets acquired totaled $3.3 million, including $0.7 million in customer lists, and total goodwill acquired was $1.0 million. As of June 30, 2026, $0.2 million remains held in escrow for the settlement of potential obligations. The accounts acquired are included in the condensed consolidated financial statements from the date of acquisition. For the three and six months ended June 30, 2026 and 2025, revenues and net income generated from the acquisition were immaterial.

The amounts allocated to goodwill reflects the benefits the Company expects to realize from the growth of the acquisition's operations.

3.Goodwill and Intangibles

The following table provides information related to the goodwill and intangible assets as of June 30, 2026 and December 31, 2025 (in millions):

	June 30,	December 31,
	2026	2025
Goodwill	$40.6	$40.6
Definite-lived intangibles	21.4	23.0
Indefinite-lived intangibles	0.7	0.7
Balance	$62.7	$64.3

The following table summarizes information related to the Company's definite-lived intangible assets as of June 30, 2026 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.8	$9.7	$17.1	6.9
Trademarks	10 yrs	6.2	1.9	4.3	6.9
Total		$33.0	$11.6	$21.4	6.9

The following table summarizes information related to the Company's definite-lived intangible assets as of December 31, 2025 (in millions):

	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life
Client lists	10 yrs	$26.8	$8.4	$18.4	7.4
Trademarks	10 yrs	6.2	1.6	4.6	7.4
Total		$33.0	$10.0	$23.0	7.4

In the second quarter of 2026 and the six months ended June 30, 2026, the Company recorded $0.8 million and $1.6 million, respectively, of intangible amortization expense, primarily related to the May 2023 acquisition of Indoff. The estimated amortization for future years ending December 31 is as follows (in millions):

2026 remainder	$1.5
2027	3.1
2028	3.1
2029	3.1
2030	3.1
Thereafter	7.5
Total	$21.4

4.Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three and six months ended June 30, 2026 and 2025, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
United States	$362.2	$340.7	$692.4	$646.2
Canada	24.4	18.2	44.6	33.7
Consolidated	$386.6	$358.9	$737.0	$679.9

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation which typically occurs within a year of receipt. The Company had approximately $4.2 million and $3.0 million of contract liabilities as of June 30, 2026 and December 31, 2025, respectively.

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the six months ended June 30, 2026 (in millions):

June 30, 2026
Balance at beginning of period	$2.3
Current period provision	1.2
Write-offs - trade accounts receivable	(0.8)
Balance at end of period	$2.7

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the year ended December 31, 2025 (in millions):

December 31, 2025
Balance at beginning of period	$2.8
Current period provision	0.9
Write-offs - trade accounts receivable	(1.4)
Balance at end of period	$2.3

6.Leases

The Company has operating and finance leases for office and warehouse facilities, headquarters, call centers, machinery and certain computer and communications equipment which provide the right to use the underlying assets in exchange for agreed upon lease payments, determined by the payment schedule contained in each lease. The Company’s lease portfolio consists primarily of operating leases which expire at various dates through 2034. In the second quarter of 2026, the Company recorded an ROU asset and related lease liability of approximately $5.8 million related to an existing office lease extension of five years.

The Company's operating lease costs, included in continuing operations, was $5.1 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively, and for the six months ended June 30, 2026 and 2025, operating lease costs, included in continuing operations was $10.1 million and $9.3 million, respectively. The Company has sublease agreements for unused facilities, as well as excess space in facilities we are currently occupying, which expire at various dates through 2028. Total sublease income of $0.4 million was recorded for each of the three months ended June 30, 2026 and 2025, respectively, and $0.9 million was recorded for each of the six months ended June 30, 2026 and 2025, respectively.

Information relating to operating and finance leases for continuing and discontinued operations as of June 30, 2026 and December 31, 2025:

	Six Months Ended June 30,	Year Ended December 31,
	2026	2025
Weighted Average Remaining Lease Term
Operating and finance leases	5.8 years	6.2 years

Weighted Average Discount Rate
Operating and finance leases	5.6%	5.5%

ROU assets obtained in exchange for operating and finance lease obligations (in millions)	$5.8	$32.9

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2026 (adjusted for six months of payments)	$9.1
2027	20.7
2028	20.1
2029	19.0
2030	17.0
2031	17.5
Thereafter	13.9
Total lease payments	117.3
Less: interest	(18.4)
Total present value of lease liabilities	$98.9

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the three and six months ended June 30, 2026 and 2025 (in millions, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income from continuing operations	$37.1	$25.1	52.4	38.6
Less: Distributed net income available to participating securities	(0.1)	(0.1)	(0.3)	(0.2)
Less: Undistributed net income available to participating securities	(0.4)	(0.2)	(0.4)	(0.2)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$36.6	$24.8	$51.7	$38.2
Add: Undistributed net income allocated to participating securities	0.4	0.2	0.4	0.2
Less: Undistributed net income reallocated to participating securities	(0.4)	(0.2)	(0.4)	(0.2)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$36.6	$24.8	51.7	38.2
Denominator:
Weighted average shares outstanding for basic net income per share	38.2	38.4	38.2	38.4
Effect of dilutive securities	0.0	0.0	0.1	0.0
Weighted average shares outstanding for diluted net income per share	38.2	38.4	38.3	38.4
Net income per share from continuing operations:
Basic	$0.96	$0.65	$1.35	$1.00
Diluted	$0.96	$0.65	$1.35	$0.99

Net income from discontinued operations	$0.0	$0.0	$1.3	$0.1

Net income per share from discontinued operations:
Basic	$0.00	$0.00	$0.03	$0.00
Diluted	$0.00	$0.00	$0.03	$0.00

Net income per share:
Basic	$0.96	$0.65	$1.38	$1.00
Diluted	$0.96	$0.65	$1.38	$0.99

Potentially dilutive securities	0.2	0.3	0.2	0.3
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

8.Credit Facilities

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. On June 30, 2026, the Company extended this facility for an additional five-year term, maturing on June 30, 2031 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2026, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $121.4 million, total outstanding letters of credit was $1.6 million, and total excess availability was $119.8 million. The Company was in compliance with all of the covenants of the credit agreement as of June 30, 2026.

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

Financial instruments consist primarily of investments in cash, trade accounts receivable and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At June 30, 2026 and December 31, 2025, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

The following table provides a reconciliation of the Company's segment operating income to net income from continuing operations for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$386.6	$358.9	$737.0	$679.9
Significant segment expenses:
Cost of sales	231.2	225.9	459.7	434.8
Net advertising expenses	26.1	24.2	50.1	44.0
Depreciation and amortization	2.0	1.9	3.9	3.8
Other costs	78.0	73.4	153.4	145.6
Operating income	49.3	33.5	69.9	51.7
Reconciliation of segment operating income to net income:
Interest and other (income) expenses, net	(1.0)	(0.3)	(1.1)	(0.2)
Income tax	13.2	8.7	18.6	13.3
Net income from continuing operations	$37.1	$25.1	$52.4	$38.6

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At June 30, 2026 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at June 30, 2026 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

12.Purchases of Equity Securities

In July 2018, the Company's Board of Directors approved a share repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors.

During the second quarter of 2026, the Company repurchased approximately 160,000 common shares, under the plan, for an average price of $29.18 per share and for the six months ended June 30, 2026, the Company repurchased 182,000 shares for an average price of $29.26 per share. As of June 30, 2026, the maximum shares yet to be purchased under the program total approximately 867,000 shares.

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

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act of 1977 (“IEEPA”) does not authorize tariffs. The Court’s decision invalidated the Trump Administration’s IEEPA-based tariff program permanently and in its entirety. During the second quarter of 2026, the Company recorded approximately $26.2 in IEEPA tariff refunds. Approximately $21.1 million of this refund was recorded as a benefit to cost of sales, $1.1 million was recorded to interest income and $4.0 million was recorded to inventory for products that have not yet sold through. The Company expects that the amount remaining in inventory will sell through during the remainder of 2026.

Discontinued Operations

The results of discontinued operations in the accompanying financial statements are from the former North American Technology ("NATG") business. As previously disclosed, in March 2026 the Company's discontinued operations received a refund of prior years alternative minimum taxes paid of approximately $1.8 million which was partially offset by an increased tax obligation recorded in the first quarter of 2026.

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

Business Outlook

The Company delivered another quarter of strong, broad-based sales growth in our sales channels and customer verticals benefiting from gains in both price and volume. In the second quarter net sales improved 7.7%, with average daily sales growth of 9.3% and was led by our largest strategic accounts. Our Canadian business delivered another strong quarter of sales up 34.1%, 33.7% in local currency. Gross profit in the quarter benefited from $21.1 million of IEEPA tariff refunds recorded which was partially offset by increased transportation costs, as well as product and channel mix. Selling, general and administrative spend for the quarter improved 30 basis points compared to the same period last year.

We continue to closely monitor the macroeconomic and geopolitical environment, including the ongoing Middle East conflict and their impact on transportation and manufacturing costs, as well as the evolving tariff landscape and new Section 301 tariffs which became effective in July 2026. Our goal is to continue to mitigate these disruptions to our business and our customers and we believe we are well-positioned to do so as we continue to proactively manage price and other factors within our control; however, we anticipate headwinds may impact margin performance in the summer as fuel prices remain elevated.

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

There were no material changes in the Company’s significant accounting policies during the second quarter ended June 30, 2026.

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

Highlights from Q2 2026 and Year to Date Q2 2026 compared to Q2 2025 and Year to Date Q2 2025

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

Second Quarter 2026 Financial Summary:

•Consolidated sales increased 7.7% to $386.6 million compared to $358.9 million last year and average daily sales* increased 9.3% compared to prior year.
•Consolidated gross margin increased to 40.2% compared to 37.1% last year. Second quarter 2026 results include a gross margin benefit of approximately 550 basis points related to the $21.1 million of IEEPA tariff refunds.
•Consolidated operating income from continuing operations increased 47.2% to $49.3 million compared to $33.5 million last year. Second quarter 2026 operating income results include a benefit of approximately $21.1 million of IEEPA tariff refunds.
•Net income per diluted share from continuing operations increased 47.7% to $0.96 compared to $0.65 last year. Second quarter 2026 net income per diluted share results include an after tax benefit of approximately $16.4 million, or $0.42 per diluted share, related to the IEEPA tariff refunds.
Year to Date Q2 2026 Financial Summary:

•Consolidated sales increased 8.4% to $737.0 million compared to $679.9 million last year and average daily sales* increased 8.4% compared to prior year.
•Consolidated gross margin increased to 37.6% compared to 36.0% last year. Year to date 2026 results include a gross profit benefit of approximately 280 basis points related to the $21.1 million in IEEPA tariff refunds.
•Consolidated operating income from continuing operations increased 35.2% to $69.9 million compared to $51.7 million last year. Year to date 2026 operating income results include a benefit of approximately $21.1 million in IEEPA tariff refunds.
•Net income per diluted share from continuing operations increased 36.4% to $1.35 compared to $0.99 last year. Year to date 2026 net income per diluted share results include an after tax benefit of approximately $16.4 million, or $0.42 per diluted share, related to the IEEPA tariff refunds.

*Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to U.S. dollars using the current year's average exchange rate. There were 63 selling days in the U.S. in the second quarter of 2026 compared to 64 selling days in the second quarter of 2025 and there were 128 selling days in the U.S. for the six months ended June 30, 2026 and 2025, respectively. There were 63 selling days in Canada in each of the second quarters of 2026 and 2025, respectively, and there were 126 selling days in Canada for the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

Three and Six Months Ended June 30, 2026 compared to the Three and Six Months Ended June 30, 2025

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net sales of continuing operations:
Consolidated net sales	$386.6	$358.9	7.7%	$737.0	$679.9	8.4%
Consolidated gross profit	$155.4	$133.0	16.8%	$277.3	$245.1	13.1%
Consolidated gross margin	40.2%	37.1%	3.1%	37.6%	36.0%	1.6%
Consolidated SG&A costs	$106.1	$99.5	6.6%	$207.4	$193.4	7.2%
Consolidated SG&A costs as a % of net sales	27.4%	27.7%	(0.3)%	28.1%	28.4%	(0.3)%
Operating income from continuing operations:
Consolidated operating income	$49.3	$33.5	47.2%	$69.9	$51.7	35.2%
Consolidated operating margin from continuing operations	12.8%	9.3%	3.5%	9.5%	7.6%	1.9%
Effective income tax rate	26.2%	25.7%	0.5%	26.2%	25.6%	0.6%
Net income from continuing operations	$37.1	$25.1	47.8%	$52.4	$38.6	35.8%
Net income margin from continuing operations	9.6%	7.0%	2.6%	7.1%	5.7%	1.4%
Net income per diluted share from continuing operations	$0.96	$0.65	47.7%	$1.35	$0.99	36.4%
Net income from discontinued operations	$0.0	$0.0	NM	$1.3	0.1	1200.0%
Net income per diluted share from discontinued operations	$0.00	$0.00	NM	0.03	0.00	NM

NM not meaningful

*
Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal second quarters ended July 4, 2026 and June 28, 2025, respectively.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales increased 7.7% to $386.6 million during the quarter ended June 30, 2026 compared to $358.9 million last year. For the six months ended June 30, 2026, net sales increased 8.4% to $737.0 million compared to $679.9 million last year. Net sales benefited from both price and volume, with broad based gains across our sales channels and customer verticals. Assigned accounts increased low double digits, led by our largest strategic accounts. U.S. sales increased 6.3% for the second quarter of 2026 compared to the same period in 2025 and year to date sales increased 7.1% compared to prior year. Our Canadian business continued its strong contribution with increased sales of 34.1%, 33.7% in local currency, and 32.3%, 29.3% in local currency, for the three and six months ended June 30, 2026, respectively. On an average daily sales basis, sales grew 9.3% for the quarter ended June 30, 2026 and 8.4% for the six months ended June 30, 2026.

There were 63 selling days in the U.S. and Canada in the second quarter of 2026 compared to 64 selling days in the U.S. and 63 selling days in Canada in the second quarter of 2025. There were 128 selling days in the U.S. and 126 selling days in Canada for the six months ended June 30, 2026 and 2025, respectively.

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

Gross margin was 40.2% in the second quarter of 2026 compared to 37.1% last year, benefiting by approximately 550 basis points related to the $21.1 million IEEPA tariff refund recorded in the quarter. Gross margin in the year ago quarter reached a record 37.1%, benefiting from price capture and temporary favorability of inventory valuation flowing through cost of sales due to the timing of pricing decisions taken in reaction to the implementation of significant tariffs in April 2025. Current quarter gross margins, excluding the 550 basis point benefit from the IEEPA tariff refunds, were more in line with historical performance. For the six months ended June 30, 2026, gross margin was 37.6% compared to 36.0% benefiting by approximately 280 basis points related to the $21.1 million IEEPA tariff refund recorded in the quarter. Margin performance in the quarter and year to date also reflects the impact of incremental fuel surcharges within our transportation network, as well as product and channel mix, which included a lower contribution from our seasonal cooling category compared to the prior year.

Management of our margin profile remains a key area of focus for the Company. Performance will continue to reflect the impact of product mix, fluctuations in transportation costs and other inflationary pressures which can create variability from quarter to quarter. Our pricing, sales and merchandising teams remain focused on mitigating the effects of these macroeconomic impacts on our customers. The Company anticipates that there may also be increased margin variability in future periods given the timing dynamics of on-hand inventory, inflationary pressures associated with tariff related cost increases and our efforts to continue to diversify our supply chain and historical seasonality.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three and six months ended June 30, 2026, SG&A costs as a percentage of sales improved by 30 basis points compared to prior year. The increase in absolute dollars for the quarter and year to date June 30, 2026 was primarily due to variable compensation, specifically sales commissions, due to strong sales performance. Cost increases in the quarter included total salary and related costs of approximately $4.0 million, of which approximately $1.8 million related to increased sales commissions, $1.8 million of increased salary and related costs and $0.9 million of increased healthcare costs. Cost increases for the six months ended June 30, 2026 included total salary and related costs of approximately $6.8 million, of which approximately $2.4 million related to increased sales commissions, $4.0 million of increased salary costs and $1.5 million of increased healthcare costs.

OPERATING MARGIN

Operating margin for the three and six months ended June 30, 2026 increased 350 basis points and 190 basis points, respectively, compared to the same period in 2025 driven by increased sales, increased gross margin due to the tariff refunds recorded in the second quarter, strong general and discretionary cost control offset by increased sales commissions due to performance and increased salary and healthcare costs.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $1.0 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase in interest and other income (expense), net was primarily related to interest on IEEPA refunds recorded in the second quarter of 2026 of $1.1 million.

INCOME TAXES

For the three month period ended June 30, 2026 and 2025, the Company reported income taxes in continuing operations of approximately $13.2 million and $8.7 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states. For the six month period ended June 30, 2026 and 2025, the Company reported income taxes in continuing operations of approximately $18.6 million and $13.3 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states.

DISCONTINUED OPERATIONS

As previously disclosed, in March 2026 the Company's discontinued operations received a refund of prior years alternative minimum taxes paid of approximately $1.8 million related to our NATG discontinued operations. This refund was partially offset by an increased tax obligation recorded in the first quarter of 2026.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	June 30, 2026	December 31, 2025	$ Change
Cash and cash equivalents	$86.7	$67.5	$19.2
Accounts receivable, net	$186.8	$139.6	$47.2
Inventories	$163.6	$174.6	$(11.0)
Prepaid expenses and other current assets	$12.2	$14.8	$(2.6)
Accounts payable	$120.3	$108.7	$11.6
Accrued expenses and other current liabilities	$65.6	$53.7	$11.9
Operating lease liabilities	$14.4	$16.1	$(1.7)
Working capital	$249.0	$218.0	$31.0

Historical Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities from continuing operations	$46.0	$35.1
Net cash provided by operating activities from discontinued operations	$1.8	$0.0
Net cash used in investing activities from continuing operations	$(1.7)	$(5.6)
Net cash used in financing activities from continuing operations	$(26.8)	$(18.9)
Effects of exchange rates on cash	$(0.1)	$(0.1)
Net increase in cash and cash equivalents	$19.2	$10.5

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

Our working capital increased $31.0 million primarily related to increased cash balances, including $15.3 million of IEEPA refunds received in the second quarter of 2026, increased accounts receivable balances, including $10.9 million of IEEPA refunds receivable, offset by increased accrued expenses and other current liabilities, accounts payable, inventory and prepaid expenses and other current assets balances. Accounts receivable days outstanding were 39.7 in 2026 compared to 39.0 in 2025, inventory turns were 5.3 in 2026 compared to 5.0 in 2025 and accounts payable days outstanding were 44.2 in 2026 compared to 47.7 in 2025.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $46.0 million in 2026 compared to $35.1 million provided in 2025, attributable to cash generated from net income adjusted by other non-cash items of $60.5 million compared to $46.4 million generated in 2025 primarily due to the higher net income in 2026 from the IEEPA refunds recorded compared to prior year. Changes in working capital accounts used $14.5 million in 2026 compared to $11.3 million used in 2025, primarily the result of the changes in accounts receivable, accrued expenses, other current liabilities and other labilities balanced offset by changes in inventory, accounts payable and income taxes balances. Net cash provided by operating activities from discontinued operations was $1.8 million and $0.0 million for the six months ended June 30, 2026 and 2025, respectively.

Investing Activities

Net cash used in investing activities in 2026 totaled $1.7 million primarily used for warehouse machinery and equipment for distribution facilities, motor vehicles, leasehold improvements, computer software, computer hardware and molds. Net cash used in investing activities totaled $5.6 million in 2025 of which $4.0 million was used for the equipment service provider acquisition and $1.6 million was used for warehouse machinery and equipment for distribution facilities, computer equipment upgrades and molds.

Financing Activities

Net cash used in financing activities totaled $26.8 million in 2026 primarily related to the regular quarterly dividends of $0.28 per common share which totaled approximately $21.6 million and $5.6 million used for the purchase of treasury stock. Offsetting these payments were proceeds of $0.9 million from the issuance of common stock from our employee stock purchase plan and proceeds of $0.4 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled $0.9 million. In 2025, net cash used in financing activities totaled $18.9 million primarily related to the regular quarterly dividends of $0.26 per common share which totaled approximately $20.1 million. Offsetting these payments were proceeds of $1.2 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled $0.8 million, and proceeds of $0.8 million from the issuance of common stock from our employee stock purchase plan.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. On June 30, 2026, the Company extended this facility for an additional five-year term, maturing on June 30, 2031. The facility provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of June 30, 2026, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $121.4 million, total outstanding letters of credit was $1.6 million, and total excess availability was $119.8 million. The Company was in compliance with all of the covenants of the credit agreement as of June 30, 2026.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of June 30, 2026, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At June 30, 2026 cash balances held in foreign subsidiaries totaled approximately $7.3 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had over $199 million of liquidity (cash and undrawn line of credit) in the U.S. as of June 30, 2026.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expire at various dates through 2034. As of June 30, 2026 we were obligated for approximately $117.3 million under these non-cancelable leases. In 2026 we anticipate remaining cash expenditures of approximately $9.1 million for these operating leases. We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at June 30, 2026, we had $1.6 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of June 30, 2026 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of June 30, 2026, we had no outstanding debt under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were not effective due to material weaknesses identified at its subsidiary, Indoff LLC (Indoff), which represents approximately 12% of revenue. The material weaknesses at Indoff relate to the design and operation of certain key Information Technology General Controls (“ITGCs”), specifically related to change management, segregation of duties, and privileged access. These material weaknesses were initially identified during Management’s evaluation and assessment of Indoff’s control environment in the second quarter of 2024.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Upon completing this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were not effective due to material weaknesses identified at its subsidiary, Indoff. The material weaknesses at Indoff relate to the design and operation of certain key ITGCs. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

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

As a result of the identification of the material weaknesses at Indoff, noted above and prior to filing this Quarterly Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the quarter ended June 30, 2026 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report. In addition, we have developed a remediation plan for the material weaknesses, which is described below.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

During 2025, the Company's Global Industrial business completed its remediation activities; however, remediation of the material weaknesses at Indoff remains ongoing. During 2026, the Company continued to advance remediation activities relating to certain information technology controls, including controls over change management, segregation of duties, and privileged access. Certain enhanced controls remain subject to completion of design and implementation procedures, remediation of identified operating issues, and testing over a sufficient period of operation.

As part of its ongoing remediation and validation activities, the Company identified additional deficiencies within logical access controls within its ERP at Indoff and expanded its remediation plan to include a broader redesign of the related security model. The Company currently expects to complete its remediation efforts during the second half of 2026, subject to completion of security design, testing, validation, and production deployment activities.

Management believes the remediation actions underway are responsive to the material weaknesses identified at Indoff. However, the Company will not conclude that the material weaknesses have been fully remediated until all applicable controls have been implemented, have operated effectively for a sufficient period of time, and management has completed formal testing demonstrating their operating effectiveness.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There were no material changes to the Company’s risk factors during the second quarter ended June 30, 2026.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-rule 10b5-1 trading arrangement".

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

GLOBAL INDUSTRIAL COMPANY

Date: August 4, 2026	By:	/s/ Anesa Chaibi
Anesa Chaibi
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: August 4, 2026	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer