Form 10-Q
period 2026-09-30
GLOBAL INDUSTRIAL Co
filed 2026-11-03
CIK 945114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2026 was 38,199,823.

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

Our Board of Directors has adopted the following corporate governance documents with respect to the Company (the “Corporate Governance Documents”), among others:

•	Corporate Ethics Policy for officers, directors and employees
•	Charter for the Audit Committee of the Board of Directors
•	Charter for the Compensation Committee of the Board of Directors
•	Charter for the Nominating/Corporate Governance Committee of the Board of Directors
•	Corporate Governance Guidelines and Principles
•	Conflict Minerals Disclosure

In accordance with the corporate governance rules of the New York Stock Exchange, each of the Corporate Governance Documents is available on our Company website, https://investors.globalindustrial.com.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Industrial Company

Condensed Consolidated Balance Sheets

(In millions)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$119.2	$67.5
Accounts receivable, net	176.2	139.6
Inventories	153.1	174.6
Prepaid expenses and other current assets	12.7	14.8
Total current assets	461.2	396.5

Property, plant and equipment, net	17.6	18.5
Operating lease right-of-use assets	84.6	91.8
Deferred income taxes	7.2	7.4
Goodwill and intangible assets	61.9	64.3
Other assets	2.2	2.3
Total assets	$634.7	$580.8

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$115.1	$108.7
Accrued expenses and other current liabilities	65.7	53.7
Operating lease liabilities	14.2	16.1
Total current liabilities	195.0	178.5
Operating lease liabilities	80.4	87.5
Other liabilities	1.0	1.6
Total liabilities	276.4	267.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share, authorized 25 million shares; issued none	0.0	0.0
Common stock, par value $0.01 per share, authorized 150 million shares; issued 39,314,039 and 39,248,275 shares; outstanding 38,199,823 and 38,198,641 shares	0.4	0.4
Additional paid-in capital	215.6	212.8
Treasury stock at cost - 1,114,216 and 1,049,634 shares	(24.9)	(22.1)
Retained earnings	166.1	120.3
Accumulated other comprehensive income	1.1	1.8
Total shareholders’ equity	358.3	313.2
Total liabilities and shareholders’ equity	$634.7	$580.8

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$389.5	$353.6	$1,126.5	$1,033.5
Cost of sales	250.6	227.6	710.3	662.4
Gross profit	138.9	126.0	416.2	371.1
Selling, general & administrative expenses	106.2	99.7	313.6	293.1
Operating income from continuing operations	32.7	26.3	102.6	78.0
Interest and other (income) expense, net	(0.4)	0.2	(1.5)	0.0
Income from continuing operations before income taxes	33.1	26.1	104.1	78.0
Provision for income taxes	8.6	7.3	27.2	20.6
Net income from continuing operations	24.5	18.8	76.9	57.4
Net income from discontinued operations, net of tax	0.1	0.0	1.4	0.1
Net income	$24.6	$18.8	$78.3	$57.5

Net income per common share from continuing operations:
Basic	$0.64	$0.48	$2.00	$1.48
Diluted	$0.64	$0.48	$2.00	$1.48
Net income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.04	$0.00
Diluted	$0.00	$0.00	$0.04	$0.00
Net income per common share:
Basic	$0.64	$0.48	$2.04	$1.48
Diluted	$0.64	$0.48	$2.04	$1.48

Weighted average common and common equivalent shares:
Basic	38.2	38.4	38.2	38.4
Diluted	38.2	38.5	38.2	38.4

Dividends declared	$0.28	$0.26	$0.84	$0.78

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$24.6	$18.8	$78.3	$57.5
Other comprehensive income:
Foreign currency translation adjustments	0.0	(0.4)	(0.7)	0.3
Total comprehensive income	$24.6	$18.4	$77.6	$57.8

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income from continuing operations	$76.9	$57.4
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5.9	5.8
Provision for credit losses	2.3	0.7
Stock-based compensation	4.9	5.9
Provision for deferred taxes	0.1	0.0
Changes in operating assets and liabilities:
Accounts receivable	(39.5)	(21.9)
Inventories	21.1	(6.6)
Prepaid expenses and other assets	1.5	(0.4)
Income taxes payable	3.2	3.2
Accounts payable	7.4	5.1
Accrued expenses, other current liabilities and other liabilities	6.7	8.5
Net cash provided by operating activities from continuing operations	90.5	57.7
Net cash provided by operating activities from discontinued operations	1.6	0.1
Net cash provided by operating activities	92.1	57.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(2.7)	(2.3)
Acquisition	0.0	(4.0)
Net cash used in investing activities	(2.7)	(6.3)

Cash flows from financing activities:
Dividends paid	(32.3)	(30.2)
Proceeds from issuance of common stock	1.0	2.2
Payment of payroll taxes on stock-based compensation through shares withheld	(2.4)	(2.2)
Proceeds from the issuance of common stock from employee stock purchase plan	1.8	1.5
Purchase of treasury shares	(5.6)	0.0
Net cash used in financing activities	(37.5)	(28.7)

Effects of exchange rates on cash	(0.2)	(0.2)

Net increase in cash	51.7	22.6
Cash and cash equivalents – beginning of period	67.5	44.6
Cash and cash equivalents – end of period	$119.2	$67.2

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5.8	$41.1

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In millions, except share data in thousands)

	Common Stock
						Accumulated
	Number of		Additional			Other
	Shares		Paid-in	Treasury	Retained	Comprehensive	Total
	Outstanding	Amount	Capital	Stock	Earnings	Income	Equity
Balances, January 1, 2026	38,199	$0.4	$212.8	$(22.1)	$120.3	$1.8	$313.2
Stock-based compensation expense			1.4				1.4
Issuance of restricted stock	59		(1.3)	1.3			0.0
Stock withheld for employee taxes	(27)		(0.3)	(0.6)			(0.9)
Proceeds from issuance of common stock	16		0.1	0.3			0.4
Issuance of shares under employee stock purchase plan	35		0.9				0.9
Dividends					(10.8)		(10.8)
Purchase of treasury shares	(21)			(0.6)			(0.6)
Change in cumulative translation adjustment						(0.3)	(0.3)
Net income					16.6		16.6
Balances, March 31, 2026	38,261	$0.4	$213.6	$(21.7)	$126.1	$1.5	$319.9
Stock-based compensation expense			1.7				1.7
Issuance of restricted stock	8		(0.2)	0.2			0.0
Stock withheld for employee taxes	(1)		0.0	0.0			0.0
Dividends					(10.9)		(10.9)
Purchase of treasury shares	(160)			(4.7)			(4.7)
Change in cumulative translation adjustment						(0.4)	(0.4)
Net income					37.1		37.1
Balances, June 30, 2026	38,108	$0.4	$215.1	$(26.2)	$152.3	$1.1	$342.7
Stock-based compensation expense			1.8				1.8
Issuance of restricted stock	66		(1.4)	1.4			0.0
Stock withheld for employee taxes	(38)		(0.7)	(0.8)			(1.5)
Proceeds from issuance of common stock	33		(0.1)	0.7			0.6
Issuance of shares under employee stock purchase plan	31		0.9				0.9
Dividends					(10.8)		(10.8)
Purchase of treasury shares							0.0
Change in cumulative translation adjustment						0.0	0.0
Net income					24.6		24.6
Balances, September 30, 2026	38,200	$0.4	$215.6	$(24.9)	$166.1	$1.1	$358.3

	Common Stock
						Accumulated
	Number of		Additional			Other
	Shares		Paid-in	Treasury	Retained	Comprehensive	Total
	Outstanding	Amount	Capital	Stock	Earnings	Income	Equity
Balances, January 1, 2025	38,230	$0.4	$207.5	$(16.8)	$88.6	$1.4	$281.1
Stock-based compensation expense			1.8				1.8
Issuance of restricted stock	70		(1.2)	1.2			0.0
Stock withheld for employee taxes	(28)		(0.2)	(0.5)			(0.7)
Proceeds from issuance of common stock	50		0.3	0.9			1.2
Issuance of shares under employee stock purchase plan	39		0.8				0.8
Dividends					(10.1)		(10.1)
Change in cumulative translation adjustment						0.2	0.2
Net income					13.6		13.6
Balances, March 31, 2025	38,361	$0.4	$209.0	$(15.2)	$92.1	$1.6	$287.9
Stock-based compensation expense			1.9				1.9
Issuance of restricted stock	14		(0.3)	0.3			0.0
Stock withheld for employee taxes	(2)		0.0	(0.1)			(0.1)
Dividends					(10.1)		(10.1)
Change in cumulative translation adjustment						0.5	0.5
Net income					25.1		25.1
Balances, June 30, 2025	38,373	$0.4	$210.6	$(15.0)	$107.1	$2.1	$305.2
Stock-based compensation expense			2.2				2.2
Issuance of restricted stock	81		(1.4)	1.4			0.0
Stock withheld for employee taxes	(40)		(0.7)	(0.7)			(1.4)
Proceeds from issuance of common stock	49		0.1	0.9			1.0
Issuance of shares under employee stock purchase plan	31		0.7				0.7
Dividends					(10.1)		(10.1)
Change in cumulative translation adjustment						(0.4)	(0.4)
Net income					18.8		18.8
Balances, September 30, 2025	38,494	$0.4	$211.5	$(13.4)	$115.8	$1.7	$316.0

See Notes to Condensed Consolidated Financial Statements.

Global Industrial Company

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The Company's discontinued operations include its former North American Technology Group which was sold in December 2015. As previously disclosed, in March 2026 the Company's discontinued operations received a refund of prior years alternative minimum taxes paid of approximately $1.8 million which was partially offset by the settlement of certain liabilities and additional exit cost reserves recorded in the third quarter of 2026.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of  September 30, 2026 and the results of operations for the three and nine month periods ended  September 30, 2026 and 2025, statements of comprehensive income for the three and nine month periods ended  September 30, 2026 and 2025, cash flows for the nine month periods ended  September 30, 2026 and 2025 and changes in shareholders’ equity for the three and nine month periods ended  September 30, 2026 and 2025.  The  December 31, 2025 Condensed Consolidated Balance Sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended  December 31, 2025.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of  December 31, 2025 and for the year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended  December 31, 2025.  The results for the nine month period ended  September 30, 2026 are not necessarily indicative of the results for the entire year.

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation herein, fiscal years and quarters are referred to as if they ended on the traditional calendar month.  The actual fiscal third quarters ended on October 3, 2026 and September 27, 2025, respectively.  The third quarters of both 2026 and 2025 included 13 weeks and the first nine months of both 2026 and 2025 included 39 weeks.

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

2.	Acquisition

In April 2025, the Company completed the acquisition of an equipment service provider for approximately $4.3 million in cash. At closing, $0.3 million was held in escrow for the settlement of potential obligations. This acquisition broadened the Company's value-added offerings in certain key equipment categories.

The Company prepared a purchase price fair value allocation of the assets acquired and the liabilities assumed in the acquisition. The fair value allocation has been finalized. Total net identifiable assets acquired totaled $3.3 million, including $0.7 million in customer lists, and total goodwill acquired was $1.0 million. As of  September 30, 2026, $0.1 million remains held in escrow for the settlement of potential obligations. The accounts acquired are included in the condensed consolidated financial statements from the date of acquisition. For the three and nine months ended September 30, 2026 and 2025, revenues and net income generated from the acquisition were immaterial.

The amounts allocated to goodwill reflects the benefits the Company expects to realize from the growth of the acquisition's operations.

3.	Goodwill and Intangibles

The following table provides information related to the goodwill and intangible assets as of  September 30, 2026 and  December 31, 2025 (in millions):

	September 30,	December 31,
	2026	2025
Goodwill	$40.6	$40.6
Definite-lived intangibles	21.3	23.0
Indefinite-lived intangibles	0.0	0.7
Balance	$61.9	$64.3

During the third quarter of 2026, the Company reclassified $0.7 million of indefinite-lived intangible assets to definite-lived intangible assets. The following table summarizes information related to the Company's definite-lived intangible assets as of  September 30, 2026 (in millions):

	Amortization	Gross			Weighted
	Period	Carrying	Accumulated	Net Book	Average
	(Years)	Amount	Amortization	Value	Useful Life
Client lists	10	$26.8	$10.2	$16.6	$6.7
Trademarks	10	6.2	2.1	4.1	6.6
Domain name	1.5	0.7	0.1	0.6	1.3
Total		$33.7	$12.4	$21.3	$6.5

The following table summarizes information related to the Company's definite-lived intangible assets as of  December 31, 2025 (in millions):

	Amortization	Gross			Weighted
	Period	Carrying	Accumulated	Net Book	Average
	(Years)	Amount	Amortization	Value	Useful Life
Client lists	10	$26.8	$8.4	$18.4	$7.4
Trademarks	10	6.2	1.6	4.6	7.4
Total		$33.0	$10.0	$23.0	$7.4

In the third quarter of 2026 and the nine months ended September 30, 2026, the Company recorded $0.8 million and $2.4 million, respectively, of intangible amortization expense, primarily related to the May 2023 acquisition of Indoff. The estimated amortization for future years ending December 31 is as follows (in millions):

2026 remainder	$0.9
2027	3.6
2028	3.1
2029	3.1
2030	3.1
Thereafter	7.5
Total	$21.3

4.	Revenue

Disaggregation of Revenues

The Company believes its presentation of revenue by geography most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and industry factors, including fluctuations in exchange rates between the U.S. and Canada. The following table presents the Company's revenue from continuing operations by geography for the three and nine months ended September 30, 2026 and 2025, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales:
United States	$366.2	$335.1	$1,058.6	$981.3
Canada	23.3	18.5	67.9	52.2
Consolidated	$389.5	$353.6	$1,126.5	$1,033.5

The Company will record a contract liability in cases where customers pay in advance of the Company's satisfaction of its performance obligation which typically occurs within a year of receipt. The Company had approximately $3.7 million and $3.0 million of contract liabilities as of  September 30, 2026 and  December 31, 2025, respectively.

5.	Credit Losses

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

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the nine months ended September 30, 2026 (in millions):

September 30, 2026
Balance at beginning of period	$2.3
Current period provision	2.3
Write-offs - trade accounts receivable	(1.4)
Balance at end of period	$3.2

The following is a rollforward of the allowances for credit losses related to trade accounts receivable for the year ended  December 31, 2025 (in millions):

December 31, 2025
Balance at beginning of period	$2.8
Current period provision	0.9
Write-offs - trade accounts receivable	(1.4)
Balance at end of period	$2.3

6.	Leases

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

The Company's operating lease costs, included in continuing operations, was $5.1 million and $5.0 million for the three months ended  September 30, 2026 and 2025, respectively, and for the nine months ended September 30, 2026 and 2025, operating lease costs, included in continuing operations was $15.2 million and $14.3 million, respectively. The Company has sublease agreements for unused facilities, as well as excess space in facilities we are currently occupying, which expire at various dates through 2028. Total sublease income of $0.4 million was recorded for each of the three months ended  September 30, 2026 and 2025, respectively, and $1.3 million was recorded for each of the nine months ended September 30, 2026 and 2025, respectively.

Information relating to operating and finance leases for continuing and discontinued operations as of  September 30, 2026 and  December 31, 2025:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2026	2025
Weighted Average Remaining Lease Term
Operating and finance leases (years)	5.6	6.2

Weighted Average Discount Rate
Operating and finance leases	5.6%	5.5%

ROU assets obtained in exchange for operating and finance lease obligations (in millions)	$5.8	$32.9

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31	Operating Leases
2026 (adjusted for nine months of payments)	$3.5
2027	20.7
2028	20.1
2029	19.0
2030	17.0
2031	17.5
Thereafter	13.9
Total lease payments	111.7
Less: interest	(17.1)
Total present value of lease liabilities	$94.6

7.	Net Income (Loss) per Common Share

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

The following table presents the computation of basic and diluted net income per share under the two-class method for the three and nine months ended September 30, 2026 and 2025 (in millions, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income from continuing operations	$24.5	$18.8	$76.9	$57.4
Less: Distributed net income available to participating securities	(0.1)	(0.1)	(0.2)	(0.4)
Less: Undistributed net income available to participating securities	(0.1)	(0.1)	(0.4)	(0.3)
Numerator for basic net income per share:
Undistributed and distributed net income available to common shareholders	$24.3	$18.6	$76.3	$56.7
Add: Undistributed net income allocated to participating securities	0.1	0.1	0.4	0.3
Less: Undistributed net income reallocated to participating securities	(0.1)	(0.1)	(0.4)	(0.3)

Numerator for diluted net income per share:
Undistributed and distributed net income available to common shareholders	$24.3	$18.6	$76.3	$56.7
Denominator:
Weighted average shares outstanding for basic net income per share	38.2	38.4	38.2	38.4
Effect of dilutive securities	0.0	0.1	0.0	0.0
Weighted average shares outstanding for diluted net income per share	38.2	38.5	38.2	38.4
Net income per share from continuing operations:
Basic	$0.64	$0.48	$2.00	$1.48
Diluted	$0.64	$0.48	$2.00	$1.48

Net income from discontinued operations	$0.1	$0.0	$1.4	$0.1

Net income per share from discontinued operations:
Basic	$0.00	$0.00	$0.04	$0.00
Diluted	$0.00	$0.00	$0.04	$0.00

Net income per share:
Basic	$0.64	$0.48	$2.04	$1.48
Diluted	$0.64	$0.48	$2.04	$1.48

Potentially dilutive securities	0.3	0.1	0.3	0.2

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

8.	Credit Facilities

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. On June 30, 2026, the Company extended this facility for an additional five-year term, maturing on June 30, 2031 and provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of  September 30, 2026, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $121.4 million, total outstanding letters of credit was $1.6 million, and total excess availability was $119.8 million. The Company was in compliance with all of the covenants of the credit agreement as of  September 30, 2026.

9.	Fair Value Measurements

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

Financial instruments consist primarily of investments in cash, trade accounts receivable and accounts payable. The Company determines the fair value of financial instruments based on interest rates available to the Company. At  September 30, 2026 and  December 31, 2025, the carrying amounts of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Cash is classified as Level 1 within the fair value hierarchy.

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

10.	Segment Reporting

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

The following table provides a reconciliation of the Company's segment operating income to net income from continuing operations for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$389.5	$353.6	$1,126.5	$1,033.5
Significant segment expenses:
Cost of sales	250.6	227.6	710.3	662.4
Net advertising expenses	25.2	23.0	75.3	67.0
Depreciation and amortization	2.0	2.0	5.9	5.8
Other costs	79.0	74.7	232.4	220.3
Operating income	32.7	26.3	102.6	78.0
Reconciliation of segment operating income to net income:
Interest and other (income) expenses, net	(0.4)	0.2	(1.5)	0.0
Income tax	8.6	7.3	27.2	20.6
Net income from continuing operations	$24.5	$18.8	$76.9	$57.4

11.	Legal Proceedings

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

Although the Company does not expect, based on currently available information, that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable.  In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. At  September 30, 2026 the Company has established accruals for certain of its various lawsuits, claims, investigations and proceedings based upon estimates of the most likely outcome in a range of loss or the minimum amounts in a range of loss if no amount within a range is a more likely estimate.  The Company does not believe that at  September 30, 2026 any reasonably possible losses in excess of the amounts accrued would be material to the financial statements.

12.	Purchases of Equity Securities

In July 2018, the Company's Board of Directors approved a share repurchase authorization of up to two million shares of the Company's common stock. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases, tender offerings or negotiated purchases, subject to market conditions and other factors.

During the third quarter of 2026, no shares were repurchased.  In the second quarter of 2026, the Company repurchased approximately 160,000 common shares, under the plan, for an average price of $29.18 per share and for the nine months ended September 30, 2026, the Company repurchased 182,000 shares for an average price of $29.26 per share. As of  September 30, 2026, the maximum shares yet to be purchased under the program total approximately 867,000 shares.

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

Other factors that may affect our future results of operations and financial condition include, but are not limited to, unanticipated developments in any one or more of the following areas, as well as other factors which may be detailed from time to time in our Securities and Exchange Commission filings:

•

general economic conditions, such as customer inventory levels, consumer prices and inflation, interest rates, borrowing ability and economic conditions in the manufacturing and/or distribution industries generally, as well as government spending levels will continue to impact our business;

•

global, political, economic and market conditions, including the impact of natural disasters, military actions, wars, international shipping disruptions, cyber-attacks, terrorism and global pandemics or other health crises;

•	delays in the timely availability of products from our suppliers has in the past and could in the future delay receipt of needed product, resulting in delayed or lost sales;
•

global supply chains and the timely availability of products, particularly products, or product components used in domestic manufacturing, imported from China and other Asian nations as well as from other countries, have been, and in the future could continue to be adversely affected by allocation restrictions of difficult to source products by our vendors;

•

we are exposed to market risks from changes in tariff rates and import shipping costs particularly on goods from China and other Asia-based suppliers. These dynamic market conditions may result in fluctuations in our income and cash flows. Recently enacted tariffs on imports and exports with respect to a number of countries in our supply chain and/or customer markets, have increased and may continue to increase our procurement costs, the impact of which will increase pressure on our margins as we sell through lower cost inventory. The imposition of tariffs and other trade barriers, as well as reciprocal trade measures, have caused us to raise the prices on certain of our products and to seek alternate sources of supply. Pricing actions we have taken and may continue to take to mitigate these increased procurement costs could have a material adverse impact on our income, cash flows and overall financial results;

•

our use of alternate sources of supply, such as utilizing new vendors in additional countries, entails various risks, such as identifying, vetting and managing new business relationships, reliance on new vendors and maintaining quality control over their products, and protecting our intellectual property rights;

•

increases in freight and shipping costs, including fuel costs and other accessorial costs, could affect our margins to the extent the increases cannot be passed along to customers, as has occurred in the past;

•	extreme weather conditions have delayed or disrupted global product supply chains and have affected our ability to timely receive and ship products, which have and could adversely impact sales;
•

other critical factors affecting the shipping and distribution of products imported to the United States by us or our domestic vendors, such as a global shortage in availability of shipping containers, shipping port congestion, and pandemic related labor shortages, have in the past and could in the future adversely affect the timely availability of products, resulting in delayed or lost sales, as well as adversely affecting our margins;

•	our reliance on common carrier delivery services for shipping merchandise to customers;
•	our reliance on drop ship deliveries directly to customers by our product vendors for products we do not hold in inventory;
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

•

our ability to realize the expected benefits from acquisitions and other strategic transactions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers;

•

the maintenance, repair and operation ("MRO") and industrial equipment industry are consolidating as customers are increasingly aware of the total costs of fulfillment and the need to have consistent sources of supply at multiple locations. This consolidation has and will continue to cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower cost business models are able to operate with lower prices;

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

•

our ability to remediate material weaknesses in our internal controls over financial reporting and the identification of additional material weaknesses in the future or other failure to maintain an effective system of internal controls;

•	managing various inventory risks, such as being unable to profitably resell excess or obsolete inventory and/or the loss of product return rights from our vendors;
•	meeting credit card industry compliance standards in order to maintain our ability to accept credit cards;
•	rising interest rates, increased borrowing costs or limited credit availability, could impact both our and our customers’ ability to fund purchases and conduct operations in the ordinary course;
•

quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from pandemics have in the past and could in the future adversely affect the timely availability of products, resulting in delayed or lost sales;

•

pending or threatened litigation and investigations, and other government actions, such as anti-dumping, unclaimed property, or trade and customs actions by U.S. or foreign governmental authorities, have occurred in the past and although had no material impact to our business, there can be no assurance that such events would not have such impact on our business and results of operation.

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

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act of 1977 (“IEEPA”) does not authorize tariffs. The Court’s decision invalidated the Trump Administration’s IEEPA-based tariff program permanently and in its entirety. During the third quarter of 2026, the Company recognized a benefit of approximately $2.0 million to cost of sales related to the $26.2 million previously received IEEPA tariff refunds. For the nine months ended September 30, 2026, approximately $23.1 million of this refund was recorded as a benefit to cost of sales, $1.1 million was recorded to interest income and $2.0 million remains in inventory for products that have not yet sold through. The Company expects that the amount remaining in inventory will sell through  during the remainder of 2026 and into 2027.

Discontinued Operations

The Company's discontinued operations include its former North American Technology Group which was sold in December 2015. As previously disclosed, in March 2026 the Company's discontinued operations received a refund of prior years alternative minimum taxes paid of approximately $1.8 million which was partially offset by the settlement of certain liabilities and additional exit cost reserves recorded in the third quarter of 2026.

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

The largest component of our operating expenses historically has been employee-related costs, which includes items such as wages, commissions, bonuses, employee benefits and equity-based compensation, as well as marketing expenses, primarily comprised of digital marketing spend, and occupancy related charges associated with our leased distribution and call center facilities. We continually assess our operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

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

Business Outlook

The Company delivered another strong quarter, with sustained sales momentum, improved profitability and continued progress executing our go-to-market strategy.  In the third quarter net sales improved 10.2%, with average daily sales growth of 8.5% and was led by our largest strategic accounts. Our Canadian business delivered another strong quarter of sales up 25.9%, 28.3% in local currency. Gross profit in the quarter included 60 basis points of benefit from the recognition of previously received IEEPA tariff refunds, which was partially offset by increased transportation costs, as well as product and channel mix. Selling, general and administrative spend for the quarter improved 90 basis points compared to the same period last year.

We continue to closely monitor the broader macroeconomic and geopolitical environment, including the ongoing Middle East conflict and their impact on transportation and manufacturing costs, as well as the evolving tariff landscape and Section 301 tariffs, and other sources of volatility. Our goal is to continue to mitigate these disruptions to our business and our customers and we believe we are well-positioned to do so as we continue to proactively manage price and other factors within our control - executing on our strategy and building on the progress we have made.

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

There were no material changes in the Company’s significant accounting policies during the third quarter ended September 30, 2026.

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

Highlights from Q3 2026 and Year to Date Q3 2026 compared to Q3 2025 and Year to Date Q3 2025

The discussion of our results of operations and financial condition that follows will provide information that will assist in understanding our financial statements and information about how certain accounting principles and estimates affect the condensed consolidated financial statements included herein.

Third Quarter 2026 Financial Summary:

•	Consolidated sales increased 10.2% to $389.5 million compared to $353.6 million last year and average daily sales* increased 8.5% compared to prior year.
•	Consolidated gross margin increased to 35.7% compared to 35.6% last year. Consolidated gross margin benefited by approximately 60 basis points from tariff refunds.
•

Consolidated operating income from continuing operations increased 24.3% to $32.7 million compared to $26.3 million last year. Consolidated operating income benefited by approximately $2.0 million from tariff refunds.

•

Net income per diluted share from continuing operations increased 33.3% to $0.64 compared to $0.48 last year. Net income per diluted share from continuing operations benefited by approximately $0.04 from tariff refunds.

Year to Date Q3 2026 Financial Summary:

•	Consolidated sales increased 9.0% to $1.13 billion compared to $1.03 billion last year and average daily sales* increased 8.5% compared to prior year.
•	Consolidated gross margin increased to 36.9% compared to 35.9% last year. Consolidated gross margin benefited by approximately 200 basis points from tariff refunds.
•

Consolidated operating income from continuing operations increased 31.5% to $102.6 million compared to $78.0 million last year. Consolidated operating income benefited by approximately $23.1 million from tariff refunds.

•

Net income per diluted share from continuing operations increased 35.1% to $2.00 compared to $1.48 last year. Net income per diluted share from continuing operations benefited by approximately $0.46 from tariff refunds.

*Average daily sales is calculated based upon the number of selling days in each period, with Canadian sales converted to U.S. dollars using the current year's average exchange rate. There were 64 selling days in the U.S. in the third quarter of 2026 compared to 63 selling days in the third quarter of 2025 and there were 192 selling days in the U.S. for the nine months ended September 30, 2026 and 191 selling days in the U.S. for the nine months ended September 30, 2025. There were 63 selling days in Canada in the third quarter of 2026 and 62 selling days in the third quarter of 2025, respectively, and there were 189 selling days in Canada for the nine months ended September 30, 2026 and 188 selling days for the nine months ended September 30, 2025.

Results of Operations

Three and Nine Months Ended September 30, 2026 compared to the Three and Nine Months Ended September 30, 2025

Key Performance Indicators* (in millions except for percentages and per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Net sales of continuing operations:
Consolidated net sales	$389.5	$353.6	10.2%	$1,126.5	$1,033.5	9.0%
Consolidated gross profit	$138.9	$126.0	10.2%	$416.2	$371.1	12.2%
Consolidated gross margin	35.7%	35.6%	0.1%	36.9%	35.9%	1.0%
Consolidated SG&A costs	$106.2	$99.7	6.5%	$313.6	$293.1	7.0%
Consolidated SG&A costs as a % of net sales	27.3%	28.2%	(0.9)%	27.8%	28.4%	(0.6)%
Operating income from continuing operations:
Consolidated operating income	$32.7	$26.3	24.3%	$102.6	$78.0	31.5%
Consolidated operating margin from continuing operations	8.4%	7.4%	1.0%	9.1%	7.5%	1.6%
Effective income tax rate	26.0%	28.0%	(2.0)%	26.1%	26.4%	(0.3)%
Net income from continuing operations	$24.5	$18.8	30.3%	$76.9	$57.4	34.0%
Net income margin from continuing operations	6.3%	5.3%	1.0%	6.8%	5.6%	1.2%
Net income per diluted share from continuing operations	$0.64	$0.48	33.3%	$2.00	$1.48	35.1%
Net income from discontinued operations	$0.1	$0.0	NM	$1.4	$0.1	NM
Net income per diluted share from discontinued operations	$0.00	$0.00	NM	$0.04	$0.00	NM

NM not meaningful

*

Global Industrial Company manages its business and reports using a 52-53 week fiscal year that ends at midnight on the Saturday closest to December 31.  For clarity of presentation, fiscal years and quarters are described as if they ended on the last day of the respective calendar month.  The actual fiscal third quarters ended October 3, 2026 and September 27, 2025, respectively.

Management’s discussion and analysis that follows includes current operations.

NET SALES

The Company's net sales increased 10.2% to $389.5 million during the quarter ended September 30, 2026 compared to $353.6 million in the same period last year. Net sales growth was led by our largest strategic accounts and our industrial and retail verticals. U.S. sales increased 9.3% for the third quarter compared to the same period in 2025. Our Canadian business continued its strong contribution in the third quarter with increased sales of 25.9%, 28.3% in local currency compared to the same period in 2025. For the nine months ended September 30, 2026 net sales increased 9.0% to $1.13 billion compared to $1.03 billion in the same period last year. Net sales benefited from both price and volume, with growth across strategic accounts and our industrial and retail verticals. U.S. sales increased 7.9% compared to prior year and our Canadian business increased sales by 30.1%, 29.0% in local currency. On an average daily sales basis, consolidated sales grew 8.5% for the quarter and nine months ended September 30, 2026.

There were 64 selling days in the U.S. in the third quarter of 2026 compared to 63 selling days in the third quarter of 2025. There were 192 selling days in the U.S. for the nine months ended September 30, 2026 and 191 selling days for the nine months ended September 30, 2025. There were 63 selling days in Canada in the third quarter of 2026 and 62 selling days in the third quarter of 2025. There were 189 selling days in Canada for the nine months ended September 30, 2026 and 188 selling days in Canada for the nine months ended September 30, 2025.

GROSS MARGIN

Gross margin is dependent on variables such as product mix including sourcing and category, trade policy inclusive of the imposition of tariffs, competition, pricing strategy, vendor volume rebates, freight pricing decisions including the use of free or other promotional freight plans, freight cost inflation including both domestic outbound freight as well as international inbound ocean freight, fuel surcharges related to increasing diesel prices, inventory valuation and obsolescence and other variables, any or all of which may result in fluctuations in gross margin.

Gross margin was 35.7% in the third quarter of 2026 compared to 35.6% in the same period last year. Gross margin in the third quarter of 2026 benefited by approximately 60 basis points from tariff refunds recorded in the quarter. Transportation costs remain elevated with fuel costs up substantially year over year and further increasing substantially in the last two month's of the quarter. Ocean freight costs have also increased due to shipping disruptions, fuel and weather-related impacts. In addition, Canadian tariffs on U.S. sourced products are creating incremental cost pressures in our Canadian business. Gross margin in the year ago quarter benefited from price capture, partially offset by diminishing favorability of pre-tariff inventory valuation flowing through cost of sales.

For the nine months ended September 30, 2026, gross margin was 36.9% compared to 35.9% in the same period last year, benefiting by approximately 200 basis points from tariff refunds recorded in 2026. Margin performance also reflects the impact of incremental transportation costs, including ocean freight cost increases, as well as product and channel mix.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A costs as a percentage of sales improved by 90 basis points in the third quarter of 2026 as compared to the same period in the prior year. The increase in absolute dollars for the quarter  was primarily due to variable compensation, specifically sales commissions, due to strong sales performance and increased healthcare costs. Cost increases in the quarter included total salary and related costs of approximately $3.9 million, of which approximately $1.9 million related to increased sales commissions, $1.4 million of increased healthcare costs, $1.1 million of increased salary and related costs offset by approximately $1.3 million of adjusted bonus pool. In addition, cost increases in the quarter included net advertising spend of $1.0 million.

SG&A costs as a percentage of sales improved by 60 basis points for the nine months ended September 30, 2026 as compared to prior year. The increase in absolute dollars for the nine month period was primarily due to variable compensation, specifically sales commissions, due to strong sales performance and increased healthcare costs. Cost increases for the nine months ended September 30, 2026 included total salary and related costs of approximately $10.7 million, of which approximately $4.3 million related to increased sales commissions, $5.1 million of increased salary costs, $2.7 million of increased healthcare costs offset by approximately $2.0 million of adjusted bonus pool. In addition, cost increases of $5.1 million from net advertising spend was incurred for the nine months ended September 30, 2026.

OPERATING MARGIN

Operating margin for the three and nine months ended September 30, 2026 increased 100 basis points and 160 basis points, respectively, compared to the same period in 2025 driven by increased sales, increased gross margin due to the tariff refunds recorded in the second and third quarter, strong general and discretionary cost control offset by increased sales commissions due to performance and increased salary and healthcare costs.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other (income) expense, net from continuing operations was $0.4 million of income compared to $0.2 million of expense for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million income compared to $0.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in interest and other income (expense), net for the quarter and nine month period was primarily related to interest earned on higher cash balance resulting from tariff refunds received in 2026.

INCOME TAXES

For the three month period ended September 30, 2026 and 2025, the Company reported income taxes in continuing operations of approximately $8.6 million and $7.3 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states. For the nine month period ended September 30, 2026 and 2025, the Company reported income taxes in continuing operations of approximately $27.2 million and $20.6 million, respectively, related to its U.S., Canada and India operations including tax expense for certain U.S. states.

DISCONTINUED OPERATIONS

The Company's discontinued operations include its former North American Technology Group which was sold in December 2015. As previously disclosed, in March 2026 the Company's discontinued operations received a refund of prior years alternative minimum taxes paid of approximately $1.8 million which was partially offset by the settlement of certain liabilities and additional exit cost reserves recorded in the third quarter of 2026.

Financial Condition, Liquidity and Capital Resources

The following tables present selected liquidity data and historical cash flows (in millions):

Selected liquidity data

	September 30,	December 31,
	2026	2025	$ Change
Cash and cash equivalents	$119.2	$67.5	$51.7
Accounts receivable, net	$176.2	$139.6	$36.6
Inventories	$153.1	$174.6	$(21.5)
Prepaid expenses and other current assets	$12.7	$14.8	$(2.1)
Accounts payable	$115.1	$108.7	$6.4
Accrued expenses and other current liabilities	$65.7	$53.7	$12.0
Operating lease liabilities	$14.2	$16.1	$(1.9)
Working capital	$266.2	$218.0	$48.2

Historical Cash Flows

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities from continuing operations	$90.5	$57.7
Net cash provided by operating activities from discontinued operations	$1.6	$0.1
Net cash used in investing activities from continuing operations	$(2.7)	$(6.3)
Net cash used in financing activities from continuing operations	$(37.5)	$(28.7)
Effects of exchange rates on cash	$(0.2)	$(0.2)
Net increase in cash and cash equivalents	$51.7	$22.6

Our primary liquidity needs are to support working capital requirements in our business, funding recently declared dividends, special dividends and any future dividends, funding capital expenditures and inventory purchases, continuing investment in upgrading and expanding our technological capabilities specifically related to additional functionality and enhanced navigation of our web platform, continuing investment in sales, marketing, merchandising, customer service and upgrading our distribution footprint and funding acquisitions.  We rely upon operating cash flow and our credit facility to meet those needs. We currently believe that current cash on hand, cash flow from operations and our availability under our credit facility will be sufficient to fund our working capital and other cash requirements for at least the next twelve months. We believe our current capital structure and cash resources are adequate for our internal growth initiatives. To the extent our growth initiatives expand, including major acquisitions, we would seek to raise additional capital. We believe that, if needed, we can access public or private funding alternatives to raise additional capital.

Our working capital increased $48.2 million primarily related to increased cash balances, including $10.9 million from tariff refunds received in the third quarter of 2026, increased accounts receivable balances, offset by increased accrued expenses and other current liabilities, accounts payable, inventory and prepaid expenses and other current assets balances. Accounts receivable days outstanding were 40.4 in 2026 compared to 39.3 in 2025, inventory turns were 5.6 in 2026 compared to 5.0 in 2025 and accounts payable days outstanding were 43.4 in 2026 compared to 47.5 in 2025.  We expect that future accounts receivable, inventory and accounts payable balances will fluctuate with net sales and the product mix of our net sales.

Operating Activities

Net cash provided by operating activities from continuing operations was $90.5 million in 2026 compared to $57.7 million provided in 2025, attributable to cash generated from net income adjusted by other non-cash items of $90.1 million compared to $69.8 million generated in 2025 primarily due to the higher net income in 2026 . Changes in working capital accounts provided $0.4 million in 2026 compared to $12.1 million used in 2025, primarily the result of the changes in inventory, accounts payable and prepaid expenses and other assets balances offset by changes in accounts receivable and accrued expenses, other current liabilities and other liabilities balances. Net cash provided by operating activities from discontinued operations was $1.6 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Investing Activities

Net cash used in investing activities in 2026 totaled $2.7 million primarily used for warehouse machinery and equipment for distribution facilities, motor vehicles, leasehold improvements, computer software, computer hardware and molds. Net cash used in investing activities totaled $6.3 million in 2025 of which $4.0 million was used for the equipment service provider acquisition and $2.3 million was used for warehouse machinery and equipment for distribution facilities, computer equipment upgrades and molds.

Financing Activities

Net cash used in financing activities totaled $37.5 million in 2026 primarily related to the regular quarterly dividends of $0.28 per common share which totaled approximately $32.3 million and $5.6 million used for the purchase of treasury stock. Offsetting these payments were proceeds of $1.8 million from the issuance of common stock from our employee stock purchase plan and proceeds of $1.0 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled $2.4 million. In 2025, net cash used in financing activities totaled $28.7 million primarily related to the regular quarterly dividends of $0.26 per common share which totaled approximately $30.2 million. Offsetting these payments were proceeds of $2.2 million from the issuance of common stock from stock option exercises, offset by payments for payroll taxes through shares withheld, which totaled $2.2 million, and proceeds of $1.5 million from the issuance of common stock from our employee stock purchase plan.

The Company maintains a $125.0 million secured revolving credit facility with one financial institution. On June 30, 2026, the Company extended this facility for an additional five-year term, maturing on June 30, 2031. The facility provides for borrowings in the United States. The credit agreement contains certain operating, financial and other covenants, including limits on annual levels of capital expenditures, availability tests related to payments of dividends and stock repurchases and fixed charge coverage tests related to acquisitions.  The revolving credit agreement requires that a minimum level of availability be maintained. If such availability is not maintained, the Company will be required to maintain a fixed charge coverage ratio (as defined). The borrowings under the agreement are subject to borrowing base limitations of up to 85% of eligible accounts receivable and the inventory advance rate computed as the lesser of 65% or 85% of the net orderly liquidation value (“NOLV”). Borrowings are secured by substantially all of the Borrower’s assets, as defined, including all accounts, accounts receivable, inventory and certain other assets, subject to limited exceptions, including the exclusion of certain foreign assets from the collateral. The interest rate under the amended and restated facility is computed at applicable market rates based on the Secured Overnight Financing Rate (“SOFR”), the Federal Reserve Bank of New York (“NYFRB”) or the Prime Rate, plus an applicable margin. The applicable margin varies based on borrowing base availability. As of September 30, 2026, eligible collateral under the credit agreement was $125.0 million, total availability was approximately $121.4 million, total outstanding letters of credit was $1.6 million, and total excess availability was $119.8 million. The Company was in compliance with all of the covenants of the credit agreement as of September 30, 2026.

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

We maintain our cash and cash equivalents in money market funds or their equivalents that have maturities of less than three months and in non-interest bearing accounts that partially offset banking fees. As of September 30, 2026, we had no investments with maturities of greater than three months. Accordingly, we do not believe that our cash balances have significant exposure to interest rate risk. At September 30, 2026 cash balances held in foreign subsidiaries totaled approximately $5.7 million. These balances are held in local country banks and are held primarily to support local working capital needs. The Company had over $233 million of liquidity (cash and undrawn line of credit) in the U.S. as of September 30, 2026.

Material Cash Requirements

We are obligated under non-cancelable operating and finance leases for the rental of our facilities and certain of our equipment which expire at various dates through 2034. As of September 30, 2026 we were obligated for approximately $111.7 million under these non-cancelable leases. In 2026 we anticipate remaining cash expenditures of approximately $3.5 million for these operating leases. We have sublease agreements for unused space, as well as excess space in facilities we are currently occupying in the United States and Canada. In the event the sub lessee is unable to fulfill its obligations, we would be responsible for remaining rents due under the leases.

Our purchase and other obligations consist primarily of purchase commitments for certain employment, consulting and service agreements. In addition to the previously mentioned commitments, at September 30, 2026, we had $1.6 million of standby letters of credit outstanding.

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

The translation of the financial statements of our operations outside of the United States is impacted by movements in foreign currency exchange rates.  Changes in currency exchange rates as measured against the U.S. dollar may positively or negatively affect income statement, balance sheet and cash flows as expressed in U.S. dollars.  We may enter into foreign currency options or forward exchange contracts aimed at limiting in part the impact of certain currency fluctuations, but as of September 30, 2026 we had no outstanding option or forward exchange contracts.

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt.  Our variable rate debt consists of short-term borrowings under our credit facilities.  As of September 30, 2026, we had no outstanding debt under our variable rate credit facility.  A hypothetical change in average interest rates of one percentage point is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were not effective due to material weaknesses identified at its subsidiary, Indoff LLC (Indoff), which represents approximately 12% of revenue. The material weaknesses at Indoff relate to the design and operation of certain key Information Technology General Controls (“ITGCs”), specifically related to change management, segregation of duties, and privileged access. These material weaknesses were initially identified during Management’s evaluation and assessment of Indoff’s control environment in the second quarter of 2024.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Upon completing this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were not effective due to material weaknesses identified at its subsidiary, Indoff. The material weaknesses at Indoff relate to the design and operation of certain key ITGCs. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.

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

As a result of the identification of the material weaknesses at Indoff, noted above and prior to filing this Quarterly Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the quarter ended September 30, 2026 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report. In addition, we have developed a remediation plan for the material weaknesses, which is described below.

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

As part of its ongoing remediation and validation activities, the Company identified additional deficiencies within logical access controls within its ERP system at Indoff and expanded its remediation plan to include a broader redesign of the related security model. The Company is currently working towards completing its remediation efforts during the fourth quarter of 2026, subject to completion of security design, testing, validation, and production deployment activities.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There were no material changes to the Company’s risk factors during the third quarter ended September 30, 2026.

Item 5. Other Information

During the three months ended  September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Global Industrial securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-rule 10b5-1 trading arrangement".

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: November 3, 2026	By:	/s/ Anesa Chaibi
Anesa Chaibi
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIAL COMPANY

Date: November 3, 2026	By:	/s/ Thomas Clark
Thomas Clark
Senior Vice President and Chief Financial Officer